Form 10-Q
period 1996-04-30
BLYTH INDUSTRIES INC
filed 1996-06-11
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1996


                         Commission file number 1-13026



                             BLYTH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      36-2984916
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

               100 FIELD POINT ROAD, GREENWICH, CONNECTICUT, 06830
              (Address of principal executive offices)  (Zip Code)

                                 (203) 661-1926
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
     -------       -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  30,715,927 COMMON SHARES AS OF MAY 31, 1996.

                             BLYTH INDUSTRIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

Form 10-Q Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Form 10-Q Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2


Part I.   Financial Information:

          Item 1.   Financial Statements:
                      Consolidated Balance Sheets. . . . . . . . . . . . . . . 3

                      Consolidated Statements of Earnings. . . . . . . . . . . 4

                      Consolidated Statements of Stockholders' Equity. . . . . 5

                      Consolidated Statements of Cash Flows. . . . . . . . . . 6

                      Notes to Consolidated Financial Statements . . . . . . 7-8

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations. . . . .9-11


Part II.  Other Information

          Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .12

          Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . .12

          Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . .12

          Item 4.   Submission of Matters to a Vote of Security Holders. . . .12

          Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .12

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .12


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES

- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------
                                                                            APRIL 30,     JANUARY 31,
(In thousands, except share data)                                                1996            1996
- - -----------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $   44,574     $    46,509
Accounts receivable, less allowance for doubtful receivables
  of $712 and $570, respectively                                               27,855          24,889
Inventories (Note 3)                                                           84,907          73,176
Prepaid expenses                                                                  629             288
Deferred income taxes                                                             600             600
- - -----------------------------------------------------------------------------------------------------
  Total current assets                                                        158,565         145,462

PROPERTY, PLANT AND EQUIPMENT
  Less accumulated depreciation ($22,830 and $21,030 respectively)            63,694           58,159

OTHER ASSETS
Investments (Note 2)                                                            6,618           6,586
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $395 and $207 respectively                      10,772           3,925
Deposits                                                                          566             590
- - -----------------------------------------------------------------------------------------------------
                                                                           $  240,215     $   214,722
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                       $      529     $       514
Accounts payable                                                               28,584          18,856
Accrued expenses                                                               24,967          18,961
Income taxes                                                                    2,314              93
- - -----------------------------------------------------------------------------------------------------
  Total current liabilities                                                    56,394          38,424
DEFERRED INCOME TAXES                                                           3,250           3,000
LONG-TERM DEBT, less current maturities                                        27,370          27,504
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, NET OF
   ACCUMULATED AMORTIZATION OF $481 AND $451 RESPECTIVELY                         923             953
MINORITY INTEREST                                                               1,489           1,487
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 10,000,000 shares of $0.01
   par value; no shares issued and outstanding                                      -               -
Common stock, authorized 100,000,000 shares of $0.02
  par value; issued and outstanding, 30,715,876 and
  30,707,220, respectively                                                        614             614
Additional contributed capital                                                 86,888          86,701
Retained earnings                                                              63,287          56,039
- - -----------------------------------------------------------------------------------------------------
                                                                              150,789         143,354
- - -----------------------------------------------------------------------------------------------------
                                                                           $  240,215     $   214,722
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

- - ----------------------------------------------------------------------------------------------------

THREE MONTHS ENDED APRIL 30 (In thousands, except per share data)

                                                                                 1996           1995
- - ----------------------------------------------------------------------------------------------------
Net sales                                                                  $  106,338     $   68,902
Cost of goods sold                                                             47,863         32,737
- - ----------------------------------------------------------------------------------------------------
      Gross profit                                                             58,475         36,165
Selling and Shipping                                                           36,330         23,595
Administrative                                                                  9,953          5,887
- - ----------------------------------------------------------------------------------------------------
                                                                               46,283         29,482
- - ----------------------------------------------------------------------------------------------------
      Operating profit                                                         12,192          6,683
Other expense (income)
   Interest expense                                                               534             65
   Interest income                                                               (408)          (113)
   Equity in earnings of investees                                                (81)           (67)
- - ----------------------------------------------------------------------------------------------------
                                                                                   45           (115)
- - ----------------------------------------------------------------------------------------------------
      Earnings before income tax expense and minority interest                 12,147          6,798
Income tax expense                                                              4,897          2,692
- - ----------------------------------------------------------------------------------------------------
      Earnings before minority interest                                         7,250          4,106
Minority interest                                                                   2              -
- - ----------------------------------------------------------------------------------------------------
NET EARNINGS                                                               $    7,248     $    4,106
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------
Net earnings per common and common
   equivalent share                                                        $     0.23     $     0.14
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                                  31,024         28,420
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------
APRIL 30, (In thousands, except share data)

- - -------------------------------------------------------------------------------------------------------------------
                                                                            ADDITIONAL                        TOTAL
                                                        COMMON STOCK       CONTRIBUTED      RETAINED  STOCKHOLDERS'
                                                    SHARES        AMOUNT       CAPITAL      EARNINGS         EQUITY
- - -------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED APRIL 30, 1995:

Balance, February 1, 1995                       28,191,412    $      282    $   31,218    $   32,322     $   63,822

Net earnings for the period                              -             -             -         4,106          4,106

Common stock issued in connection with
  investment in European candle manufacturer        99,808             1         1,403             -          1,404
                                                -------------------------------------------------------------------

Balance, April 30, 1995                         28,291,220    $      283    $   32,621    $   36,428     $   69,332
- - -------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED APRIL 30, 1996:

Balance, February 1, 1996                       30,707,220    $      614    $   86,701    $   56,039     $  143,354

Net earnings for the period                              -             -             -         7,248          7,248

Common stock issued in connection with
   exercise of stock options and other               8,656             -           187             -            187
                                                -------------------------------------------------------------------

Balance, April 30, 1996                         30,715,876    $      614    $   86,888    $   63,287     $  150,789
- - -------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

- - ----------------------------------------------------------------------------------------------------

THREE MONTHS ENDED APRIL 30 (In thousands)                                       1996           1995

- - ----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                             $    7,248     $    4,106
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                            2,104          1,047
       Deferred income taxes                                                      250              -
       Equity in earnings of investees                                            (81)           (67)
       Minority interest                                                            2              -
       Changes in operating assets and liabilities, net of
           effect of business acquisition:
             Accounts receivable                                               (2,966)        (3,374)
             Inventories                                                      (11,730)        (6,342)
             Prepaid expenses                                                    (342)            29
             Other assets                                                          24              2
             Accounts payable                                                   9,728          3,904
             Accrued expenses                                                   6,006          1,441
             Income taxes                                                       2,221          2,408
- - ----------------------------------------------------------------------------------------------------
                 Total adjustments                                              5,216           (952)
- - ----------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                     12,464          3,154

Cash flows from investing activities:
  Purchases of property, plant, and equipment                                  (6,085)        (3,190)
  Investments in investees                                                          -         (1,444)
  Purchase of businesses net of cash acquired                                  (8,283)        (7,116)
- - ----------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                        (14,368)       (11,750)
- - ----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                           87              -
  Borrowings from bank line of credit                                               -          4,200
  Repayments on bank line of credit                                                 -           (200)
  Payments on long-term debt                                                     (118)           (98)
- - ----------------------------------------------------------------------------------------------------
                 Net cash (used in) provided by financing activities              (31)         3,902
- - ----------------------------------------------------------------------------------------------------
                 Net decrease in cash                                          (1,935)        (4,694)
Cash and cash equivalents at beginning of period                               46,509          9,081
- - ----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $   44,574     $    4,387
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
In March, 1995 the Company issued 99,808 shares of its common stock as part of the purchase of an additional 25% of Colony Gift Corporation, Ltd. The market value of the stock on the date of issuance was $1,404.

In April, 1995 the Company purchased 80% of the capital stock of Jeanmarie Creations, Inc. for $7,116 net of cash acquired. In conjunction with the acquisition, liabilities were assumed as follows:

                               Fair value of assets acquired               $    8,511
                               Cash paid for capital stock                     (7,116)
                                                                           ----------
                                         Liabilities Assumed               $    1,395
                                                                           ----------
                                                                           ----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and their subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at April 30, 1996 and the consolidated results of its operations and cash flows for the three months period ended April 30, 1996 and 1995. In December 1995, the Company effected a two-for-one stock split in the form of a stock dividend. All share quantities per share amounts and options data have been retroactively restated to reflect the stock split. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1996, as set forth in the Company's Form 10-K Annual Report. Operating results for the three months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997.

2.   BUSINESS ACQUISITIONS

     On September 24, 1993, the Company acquired 25% of the issued and outstanding capital stock of Colony Gift Corporation, Ltd. (Colony) for $1,000,000 cash. Under the purchase agreement, the Company has the option to acquire up to 100% of the stock of this investee in 25% increments, at certain dates through June 1, 2007, at prices determined pursuant to the agreement. In addition, the shareholders of the investee have the option to buy back shares from the Company in the event the Company does not exercise its purchase option.

     On March 15, 1995, the Company exercised its option to purchase an additional 25% of the issued and outstanding capital stock of Colony for approximately $1,400,000 cash and 99,808 shares of the Company's common stock (which had a market value of approximately $1,400,000 on the date of purchase). The excess of the Company's investment in Colony over its share in the related underlying equity in net assets is being amortized on a straight line basis over a period of 15 years. The remaining unamortized balance at April 30, 1996 was $2,010,000. The investment is recorded under the equity method of accounting. Accordingly, the Company has recognized its share of earnings in this investee from the dates of acquisition.

     On April 25, 1995, the Company acquired 80% of the issued and outstanding capital stock of Jeanmarie Creations, Inc., (Jeanmarie) a decorative gift bag company, for approximately $7,116,000 net of cash acquired. Under the purchase and sale agreements, the Company has the option to acquire, and in certain circumstances, may be required to acquire, the remaining 20% of common stock of Jeanmarie at prices set forth in the agreements. This acquisition was recorded under the purchase method of accounting and was funded through borrowings on the Company's credit facility and through available cash. The excess of the purchase price over the Company's share in the related underlying equity in net assets acquired is being amortized on a straight line basis over a period of 15 years. The remaining unamortized balance at April 30, 1996 was $3,857,000. The results of Jeanmarie are not included in the Company's consolidated results for the first quarter of fiscal 1996 but had this acquisition occurred on February 1, 1995, it would not have had a material effect on the statement of earnings.

     On February 13, 1996, the Company purchased from Hallmark Cards, Incorporated the Canterbury candle product line and related candle manufacturing equipment for approximately $8,400,000. Under the terms of the purchase agreement, the Company will work jointly with Hallmark as a preferred vendor in the merchandising and distribution of the Company's candles and candle accessories through various outlets which carry Hallmark candles.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                               April 30, 1996   January 31, 1996
                                             -----------------------------------
          Finished goods                              $70,583            $60,940
          Work in progress                              1,847              1,803
          Raw materials                                12,477             10,433
                                             -----------------------------------
                                                      $84,907            $73,176

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

          Net sales in the first quarter ended April 30, 1996 rose 54% to $106,338,000 compared with $68,902,000 a year earlier. Virtually all of this increase was attributable to unit growth in sales of the Company's consumer everyday, particularly scented candles and accessories, and outdoor seasonal products. In particular, three product areas were among those which experienced the highest growth rate for the quarter ended April 30, 1996: Ambria, our new brand of coordinated home fragrance and decorative lighting products; PartyLite Gifts, our party plan direct seller in the United States; and International, particularly Europe and Canada.

Gross Profit

          Gross profit in the first quarter ended April 30, 1996 increased $22,310,000, or 62% from $36,165,000 for the quarter ended April 30, 1995 to $58,475,000. Gross profit margin increased from 52.5% for the quarter ended April 30, 1995 to 55.0% for the quarter ended April 30, 1996. Such increases were substantially due to product mix.

Selling and Shipping Expense

          Selling and shipping expense increased $12.7 million, or 54.0%, from $23.6 million in the quarter ended April 30, 1995 (34.2% of net sales), to $36.3 million in the quarter ended April 30, 1996 (34.2% of net sales). The increases were primarily attributable to increased sales to the consumer market, particularly sales through the Company's home party plan direct selling activities, in which sales expenses, as a percentage of sales, are relatively higher. In addition, the Company benefited from its ability to spread selling and shipping expense against a larger amount of net sales. Finally, the Company's consumer products generally require a higher level of product development and sales and marketing expense than the Company's food service and religious products.

Administrative Expense

          Administrative expense increased $4.1 million, or 69.1%, from $5.9 million in the quarter ended April 30, 1995 (8.5% of net sales) to $10.0 million in the quarter ended April 30, 1996 (9.4% of net sales). Such increases were a result of increases in personnel (from approximately 188 administrative employees at April 30, 1995 to approximately 325 administrative employees at April 30, 1996, substantially improved information and data processing capabilities and increases in leased and owned office space. In connection with anticipated growth in its consumer product sales, which generally require somewhat greater administrative expenditures, the Company expects further increases in administrative expenses due to expected increases in the number of employees. The Company also expects additional infrastructure spending associated with improvements in information and administrative support systems.

Interest Expense

          Interest expense for the three months ended April 30, 1996 was $534,000 compared to $65,000 for the same period in the prior year. Interest expense was higher due to the issuance of Senior Notes in July, 1995.

Income Taxes

          The effective income tax rate for the quarters ended April 30, 1996 and 1995 was approximately 40.0%.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Earnings

          As a result of the foregoing, net earnings increased $3,142,000 from the quarter ended April 30, 1995 to $7,248,000 for the quarter ended April 30, 1996.

          Earnings per share based upon the weighted average number of shares outstanding for the quarter ended April 30, 1996 were $0.23 compared to $0.14 for the quarter ended April 30, 1995. Earnings per share have been restated for a 2 for 1 stock split effected as a stock dividend in December 1995.

Liquidity and Capital Resources

          Operating assets and liabilities increased from January 31, 1996 to April 30, 1996 due to the Company's internally generated growth. Inventory increased from $73.2 million at January 31, 1996 to $84.9 million at April 30, 1996. Measured in terms of number of days' worth of cost of goods sold inventory decreased from 169 days' worth of inventory at the end of fiscal 1996 to 160 days' worth of inventory at April 30, 1996. Accounts receivable increased $3.0 million, or 12.0% from $24.9 million at the end of fiscal 1996 to $27.0 million at April 30, 1996 due to sales growth. Accounts payable and accrued expenses increased $15.8 million, or 41.8% from $37.8 million at the end of fiscal 1996 to $53.6 million at April 30, 1996. The increase in accounts payable and accrued expenses is attributable to the increases in operating assets and the Company's overall growth.

          Capital expenditures for property, plant and equipment were $6.1 million in the three months ended April 30, 1996. Capital expenditures were primarily investments in new plant and equipment and improvements to existing plant and equipment. The Company anticipates capital spending of approximately $46.0 million for fiscal 1997, of which approximately $18.0 million will be used for a new distribution facility in Elkin, North Carolina, approximately $21.0 million will be used for machinery and equipment and increases in and upgrades to machinery and equipment in existing facilities, and approximately $7.0 million will be used for information systems and office expansion.

          The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand its existing business. The Company expects to effect one or more such acquisitions in the next twelve months, although the Company currently has no arrangements, agreements or understandings with respect to any such acquisitions.

          On February 13, 1996, the Company purchased from Hallmark Cards, Incorporated the Canterbury candle product line and related candle manufacturing equipment for approximately $8.4 million. Under the terms of the purchase agreement, the Company will work jointly with Hallmark as a preferred vendor in the merchandising and distribution of the Company's candles and candle accessories through various outlets which carry Hallmark candles.

          The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable required to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company is building its inventory to meet increased demand. The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility described below, will be sufficient to fund its operating requirements, capital expenditures and all other obligations for the next twelve months.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Liquidity and Capital Resources (CONTINUED)

          The Company has a Credit Facility with Harris Trust and Savings Bank ("Harris") and Bank of America Illinois (the "Banks") pursuant to which the Banks have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $21.0 million to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Harris' prime rate or at LIBOR plus 0.75%. In connection with the Credit Facility, the Company pays a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. The Credit Facility contains standard covenants, including maintenance of certain financial ratios and limitations on certain restricted payments, including dividends. The Company does not believe that such covenants will have a material effect on its operations. The Company anticipates refinancing the Credit Facility at, or prior to, its expiration in July, 1996 to meet the Company's longer term operating requirements, capital expenditures and other obligations.

          Net cash provided by operating activities amounted to $12.5 million for the three months ended April 30, 1996 compared to $3.2 million for the three months ended April 30, 1995. At April 30, 1996, no indebtedness was outstanding under the Credit Facility and approximately $2.9 million of letters of credit were outstanding under the Credit Facility as of April 30, 1996.

Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          None


Item 2.   Changes in Securities
          None


Item 3.   Defaults upon Senior Securities
          None


Item 4.   Submission of Matters to a Vote of Security Holders
          None


Item 5.   Other Information
          None


Item 6.   Exhibits and Reports on Form 8-K
          a)   Exhibits

                    11.  Statement regarding computation of per share earnings

                    27.  Financial data schedule

          b)   Reports on Form 8-K
                         The Registrant filed a Form 8-K, dated April 1, 1996, reporting the change in the Registrant's principal executive offices from Two Greenwich Plaza, Greenwich, Connecticut 06830 to 100 Field Point Road, Greenwich, Connecticut 06830.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             BLYTH INDUSTRIES, INC.



     Date:     June 11, 1996                 By: /s/ Robert B. Goergen
               -------------                    --------------------------------
                                             Robert B. Goergen
                                             Chief Executive Officer




     Date:     June 11, 1996                 By: /s/ Howard E. Rose
               -------------                    --------------------------------
                                             Howard E. Rose
                                             Secretary and
                                             Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                             PAGE NO.
- - -------        -----------                                            ---------

11.            Statement regarding computations of per share earnings      N/A

27.            Financial data schedule                                     N/A