Form 10-Q
period 1996-07-31
BLYTH INDUSTRIES INC
filed 1996-09-12
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 1996


                         Commission file number 1-13026


                             BLYTH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   36-2984916
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

               100 FIELD POINT ROAD, GREENWICH, CONNECTICUT  06830
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
Yes     X           No
   -----------        -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 30,741,927 COMMON SHARES AS OF AUGUST 30, 1996.

                             BLYTH INDUSTRIES, INC.

                                      INDEX


                                                                          PAGE
                                                                          ----

Form 10-Q Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Form 10-Q Index      . . . . . . . . . . . . . . . . . . . . . . . . . . .   2


Part I.   Financial Information:

     Item 1.   Financial Statements:
                    Consolidated Balance Sheets. . . . . . . . . . . . . .   3

                    Consolidated Statements of Earnings. . . . . . . . . . 4,5

                    Consolidated Statements of Stockholders' Equity. . . .   6

                    Consolidated Statements of Cash Flows. . . . . . . . .   7

                    Notes to Consolidated Financial Statements . . . . . .   8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . .9-12


Part II.   Other Information

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  13

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . .  13

     Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . .  13

     Item 4.   Submission of Matters to a Vote of Security Holders . . . .  13

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .  13


     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .13,14


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES

- ----------------------------------------------------------------------------------------------
                                                                        JULY 31,   JANUARY 31,
(In thousands, except share data)                                         1996        1996
- ----------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $  16,084   $  46,509
Accounts receivable, less allowance for doubtful receivables
   of $695 and $570, respectively                                         28,846      24,889
Inventories (Note 3)                                                     102,951      73,176
Prepaid expenses                                                             204         288
Deferred income taxes                                                        600         600
- --------------------------------------------------------------------------------------------
   Total current assets                                                  148,685     145,462

PROPERTY, PLANT AND EQUIPMENT
   Less accumulated depreciation ($24,627 and $21,030 respectively)       71,045      58,159

OTHER ASSETS
Investments                                                                6,605       6,586
Excess of cost over fair value of assets acquired, net of
 accumulated amortization of $635 and $207 respectively                   10,893       3,925
Deposits                                                                     512         590
- --------------------------------------------------------------------------------------------
                                                                       $ 237,740   $ 214,722
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                   $     526   $     514
Accounts payable                                                          23,969      18,856
Accrued expenses                                                          22,160      18,961
Income taxes                                                                 579          93
- --------------------------------------------------------------------------------------------
   Total current liabilities                                              47,234      38,424
DEFERRED INCOME TAXES                                                      3,500       3,000
LONG-TERM DEBT, less current maturities                                   27,232      27,504
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, net of
 accumulated amortization of $511 and $451 respectively                      893         953
MINORITY INTEREST                                                          1,221       1,487
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 10,000,000 shares of $0.01
   par value; no shares issued and outstanding                                 -           -
Common stock, authorized 100,000,000 shares of $0.02
   par value; issued and outstanding, 30,741,927 and
   30,707,220, respectively                                                  615         614
Additional contributed capital                                            87,150      86,701
Retained earnings                                                         69,895      56,039
- --------------------------------------------------------------------------------------------
                                                                         157,660     143,354
- --------------------------------------------------------------------------------------------
                                                                       $ 237,740   $ 214,722
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

- ---------------------------------------------------------------------------------------
SIX MONTHS ENDED JULY 31 (In thousands, except per share data)

                                                                     1996        1995
- ---------------------------------------------------------------------------------------
Net sales                                                         $ 206,828   $ 135,896
Cost of goods sold                                                   92,669      66,276
- ---------------------------------------------------------------------------------------
     Gross profit                                                   114,159      69,620
Selling and Shipping                                                 70,528      44,975
Administrative                                                       20,107      11,686
- ---------------------------------------------------------------------------------------
                                                                     90,635      56,661
- ---------------------------------------------------------------------------------------
     Operating profit                                                23,524      12,959
Other expense (income)
   Interest expense                                                   1,063         394
   Interest income                                                     (698)       (154)
   Equity in earnings of investees                                     (107)        (90)
- ---------------------------------------------------------------------------------------
                                                                        258         150
- ---------------------------------------------------------------------------------------
     Earnings before income tax expense and minority interest        23,266      12,809
Income tax expense                                                    9,380       5,059
- ---------------------------------------------------------------------------------------
     Earnings before minority interest                               13,886       7,750
Minority interest                                                        30          35
- ---------------------------------------------------------------------------------------
NET EARNINGS                                                      $  13,856   $  7,715
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Net earnings per common and common
   equivalent share                                               $    0.45   $    0.27
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Weighted average number of shares outstanding                        31,048      28,394
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


- ------------------------------------------------------------------------------------
THREE MONTHS ENDED JULY 31 (In thousands, except per share data)

                                                                   1996       1995
- ------------------------------------------------------------------------------------
Net sales                                                       $ 100,490   $ 66,994
Cost of goods sold                                                 44,806     33,539
- ------------------------------------------------------------------------------------
     Gross profit                                                  55,684     33,455
Selling and Shipping                                               34,198     21,380
Administrative                                                     10,154      5,799
- ------------------------------------------------------------------------------------
                                                                   44,352     27,179
- ------------------------------------------------------------------------------------
     Operating profit                                              11,332      6,276
Other expense (income)
   Interest expense                                                   529        329
   Interest income                                                   (290)       (41)
   Equity in earnings of investees                                    (26)       (23)
- ------------------------------------------------------------------------------------
                                                                      213        265
- ------------------------------------------------------------------------------------
     Earnings before income tax expense and minority interest      11,119      6,011
Income tax expense                                                  4,483      2,367
- ------------------------------------------------------------------------------------
     Earnings before minority interest                              6,636      3,644
Minority interest                                                      28         35
- ------------------------------------------------------------------------------------
NET EARNINGS                                                    $   6,608   $  3,609
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------
Net earnings per common and common
   equivalent share                                             $    0.21   $   0.13
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------
Weighted average number of shares outstanding                      31,072     28,468
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

- ---------------------------------------------------------------------------------------------------------
JULY 31, (In thousands, except share data)
                                                                      ADDITIONAL                    TOTAL
                                                    COMMON STOCK    CONTRIBUTED    RETAINED  STOCKHOLDERS'
                                                  SHARES     AMOUNT     CAPITAL    EARNINGS        EQUITY
- ---------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JULY 31, 1995:

Balance, February 1, 1995                       28,191,412   $  282   $  31,218   $  32,322   $    63,822

Net earnings for the period                              -        -           -       7,715         7,715

Common stock issued in connection with
 investment in European candle manufacturer         99,808        1       1,405           -         1,406

Common stock issued in connection with
 exercise of stock options                          11,200        -          92           -            92
                                                ---------------------------------------------------------
Balance, July 31, 1995                          28,302,420   $  283   $  32,715   $  40,037   $    73,035
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JULY 31, 1996:

Balance, February 1, 1996                       30,707,220   $  614   $  86,701   $  56,039   $   143,354

Net earnings for the period                              -        -           -      13,856        13,856

Common stock issued in connection with
 exercise of stock options and other                34,707        1         449           -           450
                                                ---------------------------------------------------------
Balance, July 31, 1996                          30,741,927   $  615   $  87,150   $  69,895   $   157,660
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- --------------------------------------------------------------------------------------------

SIX MONTHS ENDED JULY 31 (In thousands)                                 1996          1995
- --------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                       $  13,856     $   7,715
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                       4,112         2,264
     Deferred income taxes                                                 500           200
     Equity in earnings of investees                                      (107)          (90)
     Minority interest                                                      30            35
     Changes in operating assets and liabilities, net of
      effect of business acquisition:
        Accounts receivable                                             (3,957)         (162)
        Inventories                                                    (29,774)      (22,916)
        Prepaid expenses                                                    83           (31)
        Other assets                                                        78          (278)
        Accounts payable                                                 5,100         3,822
        Accrued expenses                                                 3,199         1,665
        Income taxes                                                       486          (293)
- --------------------------------------------------------------------------------------------
          Total adjustments                                            (20,250)      (15,784)
- --------------------------------------------------------------------------------------------
          Net cash used in operating activities                         (6,394)       (8,069)
Cash flows from investing activities:
  Purchases of property, plant, and equipment                          (15,233)      (11,341)
  Investments in investees                                                   -        (2,898)
  Purchase of businesses net of cash acquired                           (8,893)       (7,116)
- --------------------------------------------------------------------------------------------
          Net cash used in investing activities                        (24,126)      (21,355)
- --------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                   351            92
  Borrowings from bank line of credit                                    4,600        13,160
  Repayments on bank line of credit                                     (4,600)      (13,160)
  Proceeds from issuance of long-term debt                                   -        25,000
  Payments on long-term debt                                              (256)         (215)
- --------------------------------------------------------------------------------------------
          Net cash provided by financing activities                         95        24,877
- --------------------------------------------------------------------------------------------
          Net decrease in cash                                         (30,425)       (4,547)
  Cash and cash equivalents at beginning of period                      46,509         9,081
- --------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                         $  16,084     $   4,534
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and their subsidiaries. All significant inter-company accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at July 31, 1996 and the consolidated results of its operations and cash flows for the three and six month periods ended July 31, 1996 and 1995. In December 1995, the Company effected a two-for-one stock split in the form of a stock dividend. All share quantities, per share amounts and options data have been retroactively restated to reflect the stock split. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1996, as set forth in the Company's Form 10-K Annual Report. Operating results for the six months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997.

2.   BUSINESS ACQUISITIONS


     On February 13, 1996, the Company purchased from Hallmark Cards, Incorporated the Canterbury candle product line and related candle manufacturing equipment for approximately $8,400,000. Under the terms of the purchase agreement, the Company will work jointly with Hallmark as a preferred vendor in the merchandising and distribution of the Company's candles and candle accessories through various outlets which carry Hallmark candles. While the Company began shipping Colonial Candle of Cape Cod and Mrs. Baker brands to Hallmark Gold Crown stores in July 1996, these shipments had no material impact on second quarter results.

3.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                                 July 31, 1996  January 31, 1996
                                            ------------------------------------
                  FINISHED GOODS                       $88,258           $60,940
                  WORK IN PROGRESS                       1,939             1,803
                  RAW MATERIALS                         12,754            10,433
                                            ----------------------------------
                                                      $102,951           $73,176

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

     Net sales increased $70.9 million, or 52.2%, from $135.9 million in the first six months of fiscal 1996 to $206.8 million in the first six months of fiscal 1997. Net sales increased $33.5 million, or 50.0%, from $67.0 million in the quarter ended July 31, 1995 to $100.5 million in the quarter ended July 31, 1996. Virtually all of these increases were attributable to unit growth in sales of the Company's consumer everyday products, particularly scented candles and accessories, and seasonal outdoor products. In particular, three product areas were among those which experienced the highest growth rate for the six months ended July 31, 1996:
     Ambria, our new brand of coordinated home fragrance and decorative lighting products; PartyLite Gifts, our party plan direct seller in the United States; and International, particularly Europe and Canada. Several factors contributed to the increase in unit sales. Sales to new customers continued to represent at least 50% of the net sales increase. The increase in sales to new domestic customers was attributable to improved penetration of existing channels of distribution and to geographic expansion in the United States, particularly by the Company's direct selling activities. In addition, the Company was able to increase sales to existing customers, particularly mass merchandisers and specialty chains. International sales, including sales in Canada, grew at a faster rate than the Company as a whole, and accounted for approximately 18% of the net sales increase. International sales accounted for approximately 12% of total net sales for the six months ended July 31, 1996.

     Sales of scented candles, which are typically higher gross profit margin products, also continued to grow at a substantially faster rate than unscented products. Consumable products (which consist of candles, citronella candles and potpourri) accounted for approximately 70% of the Company's net sales for the six months ended July 31, 1996. Candle accessories continued to account for the balance of net sales.

Gross Profit

     Gross profit increased $44.6 million, or 64.0%, from $69.6 million in the first six months of fiscal 1996 to $114.2 million in the first six months of fiscal 1997. Gross profit margin increased from 51.2% for the first six months of fiscal 1996 to 55.2% for the first six months of fiscal 1997. Gross profit increased $22.2 million, or 66.3%. from $33.5 million in the quarter ended July 31, 1995 to $55.7 million in the quarter ended July 31, 1996. Gross profit margin increased from 49.9% for the quarter ended July 31, 1995 to 55.4% for the quarter ended July 31, 1996. Such increases were due, in substantial part, to the continued increased sales of the Company's products to the consumer market, which products generally carry higher gross profit margins than other of the Company's products, as well as to a continued shift in the mix of the Company's products for the consumer market to a greater percentage of higher gross profit margin products, such as scented candles and candle accessories. As in fiscal 1996, manufacturing efficiencies due to higher unit volume and process technology improvements continued to have a favorable impact on gross profit margins.

Selling and Shipping Expense

     Selling and shipping expense increased $25.5 million, or 56.7%, from $45.0 million in the first six months of fiscal 1996 (33.1% of net sales), to $70.5 million in the first six months of fiscal 1997 (34.1% of net sales). Selling and shipping expense increased $12.8 million, or 59.8%, from $21.4 million in the quarter ended July 31, 1995 (31.9% of net sales), to $34.2 million in the quarter ended July 31, 1996 (34.0% of net sales). The increases were primarily attributable to increased sales through the Company's consumer market, particularly sales through the Company's home party plan direct selling activities, in which sales expenses, as a percentage of sales, are relatively higher. In addition, the Company's consumer products generally require a higher level of product development and sales and marketing expense than the Company's food service and religious products.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Administrative Expense

     Administrative expense increased $8.4 million, or 71.8%, from $11.7 million in the first six months of fiscal 1996 (8.6% of net sales) to $20.1 million in the first six months of fiscal 1997 (9.7% of net sales). Administrative expense increased $4.4 million, or 75.9%, from $5.8 million in the quarter ended July 31, 1995 (8.7% of net sales) to $10.2 million in the quarter ended July 31, 1996 (10.1% of net sales). Such increases were a result of increases in personnel (from approximately 206 administrative employees at July 31, 1995 to approximately 347 administrative employees at July 31,
     1996), substantially improved information and data processing capabilities, increases in leased and owned office space and increased research and development costs. In connection with anticipated growth in its consumer product sales, which generally require somewhat greater administrative expenditures, the Company expects further increases in administrative expenses due to expected increases in the number of employees. The Company also expects additional infrastructure spending associated with improvements in information and administrative support systems.

Interest Expense

     Interest expense increased $0.7 million, or 175.0%, from $0.4 million in the first six months of fiscal 1996 to $1.1 million in the first six months of fiscal 1997. Interest expense increased $0.2 million, or 66.7%, from $0.3 million in the quarter ended July 31, 1995 to $0.5 in the quarter ended July 31, 1996. Interest expense was higher due to the issuance by certain of the Company's subsidiaries of $25.0 million aggregate principal amount of senior notes which were issued July 7, 1995 and therefore did not result in substantial interest expense in the first six months of fiscal 1996.

Income Tax Expense

     Income tax expense increased $4.3 million, or 84.3%, from $5.1 million in the first six months of fiscal 1996 to $9.4 million in the first six months of fiscal 1997. Income tax expense increased $2.1 million, or 87.5%, from $2.4 million in the quarter ended July 31, 1995 to $4.5 million in the quarter ended July 31, 1996. The effective income tax rate was approximately 40.0% for the first six months of fiscal 1997 and fiscal 1996.

Net Earnings

     As a result of the foregoing, net earnings increased $6.2 million, or 80.5%, from $7.7 million in the first six months of fiscal 1996 to $13.9 million in the first six months of fiscal 1997. Net earnings increased $3.0 million, or 83.3%, from $3.6 million in the quarter ended July 31, 1995 to $6.6 million in the quarter ended July 31, 1996.

     Earnings per share based upon the weighted average number of shares outstanding for the six months ended July 31, 1996 were $0.45 compared to $0.27 for the same period last year. Earnings per share for the quarter ended July 31, 1996 were $0.21 compared to $0.13 for the quarter ended July 31, 1995. Earnings per share have been restated for a 2 for 1 stock split effected as a stock dividend in December 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Operating assets and liabilities increased from January 31, 1996 to July 31, 1996 due to the Company's internally generated growth. To meet increases in current and anticipated demand during the first six months of fiscal 1997, the Company increased its inventory at a greater rate than in the past. Inventory increased from $73.2 million at January 31, 1996 to $103.0 million at July 31, 1996. Measured in terms of number of days' worth of cost of goods sold, inventory increased from 169 days worth of inventory at the end of fiscal 1996 to 200 days' worth of inventory at July 31, 1996. This increase was primarily due to the build up of inventory for the rollout of Colonial Candle of Cape Cod and Mrs. Baker brand candles to Hallmark stores and the introduction of our new Ambria brand. After giving effect to this recent increase, the Company expects to manage its inventory in the ordinary course to meet increased demand and to improve customer service. Accounts receivable increased $3.9 million, or 15.7%, from $24.9 million at the end of fiscal 1996 to $28.8 million at July 31, 1996 due to sales growth. Accounts payable and accrued expenses increased $8.3 million, or 22.0%, from $37.8 million at the end of fiscal 1996 to $46.1 million at July 31, 1996. The increase in accounts payable and accrued expenses is attributable to the increases in operating assets and the Company's overall growth.

     Capital expenditures for property, plant and equipment were $15.2 million in the first six months of fiscal 1997. Capital expenditures were primarily investments in new plant and equipment and improvements to existing plant and equipment. The Company anticipates total capital spending of approximately $50.0 million for fiscal 1997, of which approximately $18.0 million will be used for a new distribution facility in Elkin, North Carolina, approximately $25.0 million will be used for machinery and equipment, including machinery and equipment for the new facilities and upgrades to machinery and equipment in existing facilities, and approximately $7.0 million will be used for information systems and office expansion. In fiscal 1998, the Company expects that it will be required to make further substantial capital expenditures for increased manufacturing and distribution capacity.

     The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand its existing business. The Company expects to effect one or more such acquisitions in the next twelve months, although the Company currently has no arrangements, agreements or understandings with respect to any such acquisitions. In the first six months of fiscal 1997, the Company expended an aggregate of $8.9 million in connection with the purchase of the Canterbury Candle product line and related candle manufacturing equipment from Hallmark Cards, Incorporated and the slight increase of its ownership of the capital stock of Jeanmarie Creations, Inc.

     The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company is building its inventory to meet increased demand. The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility described below, will be sufficient to fund its operating requirements, capital expenditures and all other obligations for the next twelve months. However, the Company anticipates that it will finance up to $20.0 million for the construction and equipment for the new Elkin, North Carolina distribution facility in the form of a term loan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)


     In July 1996, the Company extended and improved the terms of it's credit facility (the "Credit Facility") with Harris Trust and Savings Bank ("Harris") and the Bank of America Illinois (together with Harris, the "Banks") through July 21, 1998. Pursuant to the Credit Facility the Banks have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $21.0 million to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company. Amounts which may be outstanding under the Credit Facility bear interest, at the Company's option, at Harris' prime rate (8.25% at July 31, 1996) or at LIBOR plus 0.40%. In connection with the Credit Facility, the Company pays a commitment fee of 0.125% per annum on the unused portion of the revolving credit facility. The Credit Facility contains standard covenants, including maintenance of certain financial ratios and limitations on certain restricted payments, including dividends. The Company does not believe that such covenants will have a material adverse effect on its operations.

     Net cash used in operating activities amounted to $6.4 million in the first six months of fiscal 1997 compared to $8.1 million in the first six months of fiscal 1996. At July 31, 1996, no indebtedness was outstanding under the Credit Facility and approximately $3.1 million face amount of letters of credit were outstanding under the Credit Facility as of July 31, 1996.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None


Item 2.   Changes in Securities
          None


Item 3.   Defaults upon Senior Securities
          None


Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were voted upon at the Annual Meeting of Stockholders held on June 6, 1996, and received the votes set forth below:

          1. Each of the following persons nominated was elected to serve as director and received the number of votes set opposite his name:

                                                For         Against   Withheld
                                           -------------------------------------
               John W. Burkhart              29,379,957        0        8,137
               John E. Preschlack            29,379,960        0        8,134
               Frederick H. Stephens, Jr.    29,379,957        0        8,137

          2. A proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants received 29,382,173 votes for, 406 votes against, and 5,515 votes withheld.

Item 5.   Other Information
          None


Item 6.   Exhibits and Reports on Form 8-K
          a)   Exhibits


                    4.1 Amended and Restated 1994 Employee Stock Option Plan of the Company.

                    4.2 Form of Nontransferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Company.

                    4.3 Form of Nontransferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Company.

                    4.4 Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Company.

Part II.  OTHER INFORMATION

               10.1 Fourth Amendment, dated as of July 18, 1996, to the Amended and Restated Credit Agreement dated January 31, 1994, as amended, between Candle Corporation Worldwide, Inc. and Harris Trust and Savings Bank, individually and as agent, and the Bank of America Illinois.

               11.  Statement regarding computation of per share earnings.

               27.1 Financial data schedule as of and for the period ended July
                    31, 1996.

               27.2 Amended financial data schedule as of and for the period ended April 30, 1996.

          b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed by the Company during the fiscal quarter ended July 31, 1996.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             BLYTH INDUSTRIES, INC.



  Date:   September 12, 1996                 By: /s/ Robert B. Goergen
          --------------------                  ------------------------
                                             Robert B. Goergen
                                             Chief Executive Officer


  Date:   September 12, 1996                 By: /s/ Howard E. Rose
          --------------------                  ------------------------
                                             Howard E. Rose
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION                                                 PAGE NO.
- -------     -----------                                                 --------

4.1         Amended and Restated 1994 Employee Stock Option
            Plan of the Company.                                           18

4.2         Form of Nontransferable Incentive Stock Option Agreement
            under the Amended and Restated 1994 Employee Stock
            Option Plan of the Company.                                    32

4.3         Form of Nontransferable Non-Qualified Stock Option
            Agreement under the Amended and Restated 1994
            Employee Stock Option Plan of the Company.                     42

4.4         Form of Stock Option Agreement under the 1994 Stock
            Option Plan for Non-Employee Directors of the Company.         51

10.1        Fourth Amendment, dated as of July 18, 1996, to the
            Amended and Restated Credit Agreement dated
            January 31, 1994, as amended, between Candle
            Corporation Worldwide, Inc. and Harris Trust and
            Savings Bank, individually and as agent, and the
            Bank of America Illinois.                                      59

11.         Statement regarding computations of per share earnings.        65

27.1        Financial data schedule as of and for the period ended
            July 31, 1996.                                                 66

27.2        Amended financial data schedule as of and for the period
            ended April 30, 1996.                                          67