Form 10-Q
period 1996-10-31
BLYTH INDUSTRIES INC
filed 1996-12-13
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1996


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
Yes      X          No
     ---------          ---------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                30,743,927 COMMON SHARES AS OF NOVEMBER 29, 1996.

                             BLYTH INDUSTRIES, INC.

                                      INDEX
                                                                            PAGE

Form 10-Q Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Form 10-Q Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2


Part I.   Financial Information:

     Item 1.   Financial Statements:
                    Consolidated Balance Sheets. . . . . . . . . . . . . . . . 3

                    Consolidated Statements of Earnings. . . . . . . . . . . 4-5

                    Consolidated Statements of Stockholders' Equity. . . . . . 6

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

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .13

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .13

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .14


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES

                                                           OCTOBER 31,    JANUARY 31,
(In thousands, except share data)                                 1996           1996
-------------------------------------------------------------------------------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                   $   11,335     $   46,509
Accounts receivable, less allowance for doubtful
  receivables of $696 and $570, respectively                    56,701         24,889
Inventories (Note 2)                                           106,765         73,176
Prepaid expenses                                                   152            288
Deferred income taxes                                              600            600
-------------------------------------------------------------------------------------
  Total current assets                                         175,553        145,462
PROPERTY, PLANT AND EQUIPMENT
  Less accumulated depreciation $26,465 and
    $21,030 respectively)                                       82,429         58,159
OTHER ASSETS
Investments                                                      4,908          6,586
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $842 and $207 respectively       11,349          3,925
Deposits                                                           545            590
-------------------------------------------------------------------------------------
                                                            $  274,784     $  214,722
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank line of credit                                         $    8,094     $        -
Current maturities of long-term debt                               524            514
Accounts payable                                                27,269         18,856
Accrued expenses                                                32,157         18,961
Income taxes                                                     1,515             93
-------------------------------------------------------------------------------------
  Total current liabilities                                     69,559         38,424
DEFERRED INCOME TAXES                                            3,750          3,000
LONG-TERM DEBT, less current maturities                         27,099         27,504
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, NET OF
   ACCUMULATED AMORTIZATION OF $541 AND $451 RESPECTIVELY          863            953
MINORITY INTEREST                                                1,570          1,487
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 10,000,000 shares of $0.01
  par value; no shares issued and outstanding                        -              -
Common stock, authorized 100,000,000 shares of $0.02
  par value; issued and outstanding, 30,743,927 and
  30,707,220, respectively                                         615            614
Additional contributed capital                                  87,180         86,701
Retained earnings                                               84,148         56,039
-------------------------------------------------------------------------------------
                                                               171,943        143,354
-------------------------------------------------------------------------------------
                                                            $  274,784     $  214,722
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NINE MONTHS ENDED OCTOBER 31 (In thousands, except per share data)

                                                                  1996           1995
-------------------------------------------------------------------------------------
Net sales                                                   $  346,411     $  234,910
Cost of goods sold                                             154,894        113,494
-------------------------------------------------------------------------------------
      Gross profit                                             191,517        121,416
Selling and Shipping                                           113,396         73,733
Administrative                                                  29,978         18,716
-------------------------------------------------------------------------------------
                                                               143,374         92,449
-------------------------------------------------------------------------------------
      Operating profit                                          48,143         28,967
Other expense (income)
   Interest expense                                              1,734          1,013
   Interest income                                                (748)          (225)
   Equity in earnings of investees                                (337)          (356)
-------------------------------------------------------------------------------------
                                                                   649            432
-------------------------------------------------------------------------------------
      Earnings before income tax expense
         and minority interest                                  47,494         28,535
Income tax expense                                              19,138         11,252
-------------------------------------------------------------------------------------
      Earnings before minority interest                         28,356         17,283
Minority interest                                                  246            301
-------------------------------------------------------------------------------------
NET EARNINGS                                                $   28,110     $   16,982
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Net earnings per common and common
   equivalent share                                         $     0.91     $     0.60
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Weighted average number of shares outstanding                   31,068         28,450
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
THREE MONTHS ENDED OCTOBER 31 (In thousands, except per share data)

                                                                  1996           1995
-------------------------------------------------------------------------------------
Net sales                                                   $  139,583     $   99,014
Cost of goods sold                                              62,225         47,218
-------------------------------------------------------------------------------------
      Gross profit                                              77,358         51,796
Selling and Shipping                                            42,868         28,758
Administrative                                                   9,871          7,030
-------------------------------------------------------------------------------------
                                                                52,739         35,788
-------------------------------------------------------------------------------------
      Operating profit                                          24,619         16,008
Other expense (income)
   Interest expense                                                671            619
   Interest income                                                 (50)           (71)
   Equity in earnings of investees                                (230)          (266)
-------------------------------------------------------------------------------------
                                                                   391            282
-------------------------------------------------------------------------------------
      Earnings before income tax expense
         and minority interest                                  24,228         15,726
Income tax expense                                               9,758          6,193
-------------------------------------------------------------------------------------
      Earnings before minority interest                         14,470          9,533
Minority interest                                                  216            266
-------------------------------------------------------------------------------------
NET EARNINGS                                                $   14,254     $    9,267
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Net earnings per common and common
   equivalent share                                         $     0.46     $     0.33
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Weighted average number of shares outstanding                   31,096         28,558
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

--------------------------------------------------------------------------------
OCTOBER 31, (In thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          ADDITIONAL                         TOTAL
                                                                     COMMON STOCK        CONTRIBUTED       RETAINED  STOCKHOLDERS'
                                                                SHARES         AMOUNT        CAPITAL       EARNINGS         EQUITY
----------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED OCTOBER 31, 1995:
Balance, February 1, 1995                                   28,191,412      $     282      $  31,218      $  32,322      $  63,822

Net earnings for the period                                          -              -              -         16,982         16,982

Common stock issued in connection with
  investment in European candle manufacturer                    99,808              1          1,405              -          1,406

Common stock issued in connection with
  exercise of stock options                                     11,200              -             92              -             92

Common stock issued upon completion of
  secondary public offering                                  2,400,000             24         53,947              0         53,971
                                                        --------------------------------------------------------------------------

Balance, October 31, 1995                                   30,702,420      $     307      $  86,662      $  49,304      $ 136,273
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED OCTOBER 31, 1996:

Balance, February 1, 1996                                   30,707,220      $     614      $  86,701      $  56,039      $ 143,354

Net earnings for the period                                          -              -              -         28,110         28,110

Common stock issued in connection with
  exercise of stock options and other                           36,707              1            479              -            480
                                                        --------------------------------------------------------------------------

Balance, October 31, 1996                                   30,743,927      $     615      $  87,180      $  84,148      $ 171,943
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NINE MONTHS ENDED OCTOBER 31 (In thousands)                       1996           1995
-------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                              $   28,110     $   16,982
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                6,160          3,548
    Deferred income taxes                                          750            200
    Equity in earnings of investees                               (337)          (356)
    Minority interest                                              246            301
  Changes in operating assets and liabilities, net of
   effect of business acquisition:
    Accounts receivable                                        (30,643)       (18,835)
    Inventories                                                (30,348)       (27,678)
    Prepaid expenses                                               135            (53)
    Other assets                                                    45           (234)
    Accounts payable                                             5,241          7,728
    Accrued expenses                                            13,725          7,699
    Income taxes                                                 1,463            836
-------------------------------------------------------------------------------------
      Total adjustments                                        (33,563)       (26,844)
-------------------------------------------------------------------------------------
      Net cash used in operating activities                     (5,453)        (9,862)

  Purchases of property, plant, and equipment                  (27,620)       (21,262)
  Investments in investees                                           -         (2,898)
  Purchase of businesses net of cash acquired                   (8,893)        (7,116)
-------------------------------------------------------------------------------------
      Net cash used in investing activities                    (36,513)       (31,276)
-------------------------------------------------------------------------------------

  Proceeds from issuance of common stock                           381         54,065
  Borrowings from bank line of credit                           21,265         43,565
  Repayments on bank line of credit                            (14,465)       (43,565)
  Proceeds from issuance of long-term debt                           -         25,000
  Payments on long-term debt                                      (389)          (335)
-------------------------------------------------------------------------------------
      Net cash provided by financing activities                  6,792         78,730
-------------------------------------------------------------------------------------
      Net increase (decrease) in cash                          (35,174)        37,592
Cash and cash equivalents at beginning of period                46,509          9,081
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $   11,335     $   46,673
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its subsidiaries and their subsidiaries. All significant inter-company accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at October 31, 1996 and the consolidated results of its operations and cash flows for the three and nine month periods ended October 31, 1996 and 1995. In December 1995, the Company effected a two-for-one stock split in the form of a stock dividend. All share quantities, per share amounts and options data have been retroactively restated to reflect the stock split. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1996, as set forth in the Company's Form 10-K Annual Report. Operating results for the nine months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997


2.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                       October 31, 1996         January 31, 1996
                                   ---------------------------------------------
               Finished goods                   $92,784                  $60,940
               Work in progress                   2,269                    1,803
               Raw materials                     11,712                   10,433
                                   ---------------------------------------------
                                               $106,765                  $73,176
                                               --------                  -------
                                               --------                  -------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

        Net sales increased $111.5 million, or 47.5%, from $234.9 million in the first nine months of fiscal 1996 to $346.4 million in the first nine months of fiscal 1997. Net sales increased $40.6 million, or 41.0%, from $99.0 million in the quarter ended October 31, 1995 to $139.6 million in the quarter ended October 31, 1996. Virtually all of these increases were attributable to unit growth in sales of the Company's consumer everyday and seasonal holiday products in the United States, Canada and Europe. Several factors contributed to the increase in unit sales. Sales to new customers continued to represent at least 50% of the net sales increase. The increase in sales to new domestic customers was attributable to improved penetration of existing channels of distribution and to geographic expansion in the United States, particularly by the Company's direct selling activities. In addition, the Company was able to increase sales to existing customers, particularly mass merchandisers and specialty chains, and to a lesser extent, department and gift stores.

        Sales of Ambria, the Company's new line of coordinated home fragrance and decorative lighting products, contributed to the increase in sales. This coordinated line replaced certain single product lines. Sales to Hallmark Gold Crown Stores also contributed, to a lesser extent, to the increase in domestic sales, compared to fiscal 1996 in which the Company did not have a strategic partnering arrangement with Hallmark Cards, Incorporated. For the nine months ended October 31, 1996, international sales (which accounted for 11% of net sales, compared to 10% in fiscal
        1996) continued to grow at a substantially higher rate than domestic sales.

        Sales of scented candles and accessories, which are typically higher gross profit margin products, also continued to grow at a substantially faster rate than unscented products. Consumable products (which consist of candles, citronella candles and potpourri) accounted for approximately 65% of the Company's net sales for the nine months ended October 31, 1996. Candle accessories continued to account for the balance of net sales.

GROSS PROFIT

        Gross profit increased $70.1 million, or 57.7%, from $121.4 million in the first nine months of fiscal 1996 to $191.5 million in the first nine months of fiscal 1997. Gross profit margin increased from 51.7% for the first nine months of fiscal 1996 to 55.3% for the first nine months of fiscal 1997. Gross profit increased $25.6 million, or 49.4%, from $51.8 million in the quarter ended October 31, 1995 to $77.4 million in the quarter ended October 31, 1996. Gross profit margin increased from 52.3% for the quarter ended October 31, 1995 to 55.4% for the quarter ended October 31, 1996. Such increases were due, in substantial part, to the continued increased sales of the Company's products to the consumer market, which products generally carry higher gross profit margins than other of the Company's products, as well as to a continued shift in the mix of the Company's products for the consumer market to a greater percentage of higher gross profit margin products, such as scented candles and candle accessories. As in fiscal 1996 and 1995, manufacturing efficiencies due to higher unit volume and process technology improvements continued to have a favorable impact on gross profit margins.

SELLING AND SHIPPING EXPENSE

        Selling and shipping expense increased $39.7 million, or 53.9%, from $73.7 million in the first nine months of fiscal 1996 (31.4% of net sales), to $113.4 million in the first nine months of fiscal 1997 (32.7% of net sales). Selling and shipping expense increased $14.1 million, or 49.0%, from $28.8 million in the quarter ended October 31, 1995 (29.1% of net sales), to $42.9 million in the quarter ended October 31, 1996 (30.7% of net sales). The increases were primarily attributable to increased sales through the Company's home party plan direct selling activities, in which sales expenses, as a percentage of sales, are relatively higher. In addition, the Company's consumer products generally require a higher level of product development and sales and marketing expense than the Company's food service and religious products.

ADMINISTRATIVE EXPENSE

        Administrative expense increased $11.3 million, or 60.4%, from $18.7 million in the first nine months of fiscal 1996 (8.0% of net sales) to $30.0 million in the first nine months of fiscal 1997 (8.7% of net sales). Administrative expense increased $2.9 million, or 41.4%, from $7.0 million in the quarter ended October 31, 1995 (7.1% of net sales) to $9.9 million in the quarter ended October 31, 1996 (7.1% of net sales). Such increases were a result of increases in personnel (from approximately 288 administrative employees at October 31, 1995 to approximately 373 administrative employees at October 31, 1996), expenses incurred in connection with new distribution facilities, substantially improved information and data processing capabilities and increases in leased and owned office space. In connection with anticipated growth in its consumer product sales, which generally require somewhat greater administrative expenditures, the Company expects further increases in administrative expenses due to expected increases in the number of employees. The Company also expects additional infrastructure spending associated with improvements in information and administrative support systems.

INTEREST EXPENSE

        Interest expense increased $.7 million, or 70.0%, from $1.0 million in the first nine months of fiscal 1996 to $1.7 million in the first nine months of fiscal 1997. Interest expense increased $.1 million, or 16.7%, from $0.6 million in the quarter ended October 31, 1995 to $0.7 in the quarter ended October 31, 1996. Interest expense was generally higher due to increased borrowings during most of such nine month period. On July 7, 1995, certain of the Company's subsidiaries issued $25.0 million aggregate principal amount of senior notes.

INCOME TAX EXPENSE

        Income tax expense increased $7.8 million, or 69.0%, from $11.3 million in the first nine months of fiscal 1996 to $19.1 million in the first nine months of fiscal 1997. Income tax expense increased $3.6 million, or 58.1%, from $6.2 million in the quarter ended October 31, 1995 to $9.8 million in the quarter ended October 31, 1996. The effective income tax rate was approximately 40.0% for the first nine months of fiscal 1996 and fiscal 1997.

NET EARNINGS

        As a result of the foregoing, net earnings increased $11.1 million, or 65.3%, from $17.0 million in the first nine months of fiscal 1996 to $28.1 million in the first nine months of fiscal 1997. Net earnings increased $5.0 million, or 53.8%, from $9.3 million in the quarter ended October 31, 1995 to $14.3 million in the quarter ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES:

        Operating assets and liabilities increased from January 31, 1996 to October 31, 1996 due to the Company's internally generated growth. To meet increases in current and anticipated demand during the first nine months of fiscal 1997, the Company increased its inventory at a greater rate than in the past. Inventory increased from $73.2 million at January 31, 1996 to $106.8 million at October 31, 1996. Measured in terms of number of days' worth of cost of goods sold, inventory increased from 169 days' worth of inventory at the end of fiscal 1996 to 186 days' worth of inventory at October 31, 1996. This increase was primarily due to the build up of inventory for the rollout of Colonial Candle of Cape Cod and Mrs. Baker brand candles to Hallmark stores, the introduction of our new Ambria brand and build-up of inventory in anticipation of the end of year holiday season. As a result of shipments of products for the end of year season and the continued roll-out of Ambria during the third quarter, inventory decreased from 200 days' worth of inventory at July 31, 1996 to 186 days' worth at October 31, 1996. After giving effect to these recent fluctuations, the Company expects to manage its inventory in the ordinary course to meet increased demand and to improve customer service. Accounts receivable increased $31.8 million, or 127.7%, from $24.9 million at the end of fiscal 1996 to $56.7 million at October 31, 1996. Such increase is due to normal seasonal fluctuation and expanded sales. As compared to October 31, 1995 accounts receivable at October 31, 1996 increased $13.0 million or 29.7%. Accounts payable and accrued expenses increased $21.6 million, or 57.1%, from $37.8 million at the end of fiscal 1996 to $59.4 million at October 31, 1996. The increase in accounts payable and accrued expenses is attributable to the increases in operating assets and the Company's overall growth. The increase in the Company's outstanding balance under its revolving credit facility at October 31, 1996 is attributable to working capital and capital expenditure needs. In addition, in October 1995, the Company used a portion of the proceeds of its secondary offering of equity securities to pay an outstanding amount under the revolving credit facility.

        Capital expenditures for property, plant and equipment were $27.6 million in the first nine months of fiscal 1997. Capital expenditures were primarily investments in new plant and equipment and improvements to existing plant and equipment. The Company anticipates total capital spending of approximately $50.0 million for fiscal 1997, of which approximately $18.0 million will be used for a new distribution facility in Elkin, North Carolina, approximately $25.0 million will be used for machinery and equipment, including machinery and equipment for the new facilities and upgrades to machinery and equipment in existing facilities, and approximately $7.0 million will be used for information systems and office expansion. The Company announced the groundbreaking of its new candle manufacturing facility in the United Kingdom for which capital expenditures are expected to total approximately $20.0 million with most of this spending occurring in fiscal 1998. In addition, during fiscal 1998, the Company expects that it will be required to make further substantial capital expenditures for increased manufacturing and distribution capacity.

        The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand its existing business. The Company expects to effect one or more such acquisitions in the next twelve months, although the Company currently has no arrangements, agreements or understandings with respect to any such acquisitions. In the first nine months of fiscal 1996, the Company expended an aggregate of $8.9 million in connection with its acquisition of a product line from Hallmark Cards, Incorporated and the Company's increase in equity ownership in two of the Company's subsidiaries.

        The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company is building its inventory to meet increased demand. The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility described below, will be sufficient to fund its operating requirements, capital expenditures and all other obligations for the next twelve months. However, the Company anticipates that it will finance up to $20.0 million for construction and equipment for the new Elkin, North Carolina distribution facility in the form of a term loan. In addition, the Company plans to finance approximately $15.0 million in the form of a pound denominated term loan for construction and equipment for the new U.K. candle manufacturing facility.

        In July 1996, the Company extended and improved the terms of it's credit facility (the "Credit Facility") with Harris Trust and Savings Bank ("Harris") and the Bank of America Illinois (together with Harris, the "Banks") through July 21, 1998. Pursuant to the Credit Facility the Banks have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $21.0 million to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company. Amounts which may be outstanding under the Credit Facility bear interest, at the Company's option, at Harris' prime rate (8.25% at October 31, 1996) or at LIBOR plus 0.40%. In connection with the Credit Facility, the Company pays a commitment fee of 0.125% per annum on the unused portion of the revolving credit facility. The Credit Facility contains standard covenants, including maintenance of certain financial ratios and limitations on certain restricted payments, including dividends. The Company does not believe that such covenants will have a material adverse effect on its operations.

        Net cash used in operating activities amounted to $5.5 million in the first nine months of fiscal 1997 an improvement of $4.4 million when compared to $9.9 million in the first nine months of fiscal 1996. At October 31, 1996, $6.8 million was outstanding under the Credit Facility and approximately $1.9 million face amount of letters of credit were outstanding under the Credit Facility as of October 31, 1996.

Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings
     None


Item 2.   Changes in Securities
     None


Item 3.   Defaults upon Senior Securities
     None


Item 4.   Submission of Matters to a Vote of Security Holders
     None


Item 5.   Other Information
     None

Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          11.       Statement regarding computation of per share earnings

          27. Financial data schedule as of and for the period ended October 31, 1996

          (b)  Reports on Form 8-K
                    There were no reports on Form 8-K filed by the Company during the fiscal quarter ended October 31, 1996.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        BLYTH INDUSTRIES, INC.



               Date: December 12, 1996  By:/s/ Robert B. Goergen
                                           --------------------------------
                                                Robert B. Goergen
                                                Chief Executive Officer




               Date: December 12, 1996  By:/s/ Howard E. Rose
                                           --------------------------------
                                                Howard E. Rose
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                          PAGE NO.


11.  Statement regarding computation of per share earnings.

27.  Financial data schedule as of and for the period ended October 31, 1996