Form 10-K405
period 1997-01-31
BLYTH INDUSTRIES INC
filed 1997-04-29
CIK 921503

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     ____________

                                      FORM 10-K
                   Annual Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934
                                     ____________

For the Fiscal Year Ended
    January 31, 1997                                 Commission File No. 1-13026

                                BLYTH INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)

              Delaware                                    36-2984916
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

        100 Field Point Road
        Greenwich, Connecticut                               06830
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (203) 661-1926

         Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                 Name of exchange on which registered
      -------------------                 ------------------------------------
    Common Stock, $0.02 par value           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes X           No
                                                    ---             ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

    As of April 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $640,305,138, based on the closing price of the registrant's Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

    As of April 14, 1997, there were outstanding 31,420,168 shares of Common Stock, $0.02 par value.

                    DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the registrant's annual report to shareholders for the year ended January 31, 1997 (Incorporated into Part II)

    (2) Portions of the registrant's definitive proxy statement issued in connection with the annual meeting of shareholders to be held on June 4, 1997 (Incorporated into Part III)

                                  TABLE OF CONTENTS


                                        PART I

Item 1.      Business.......................................................  1

Item 2.      Properties..................................................... 12

Item 3.      Legal Proceedings.............................................. 13

Item 4.     Submission of Matters to a Vote of Security Holders............. 13

                                       PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters........................................................ 13

Item 6.     Selected Financial Data......................................... 14

Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 14

Item 8.     Financial Statements and Supplementary Data..................... 14

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 14

                                       PART III

Item 10.    Directors and Executive Officers of the Registrant............... 15

Item 11.    Executive Compensation........................................... 15

Item 12.    Security Ownership of Certain Beneficial Owners and Management... 15

Item 13.    Certain Relationships and Related Transactions................... 15

                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
             Form 8-K........................................................ 16

                                        PART I

Item 1.  Business


    Blyth Industries, Inc. designs, manufactures and markets an extensive line of candles and home fragrance products, including scented candles, outdoor citronella candles, potpourri and other home and auto fragrance products, and markets a broad range of related accessories and decorative gift bags. These products are sold under various brand names, including the names Ambria-TM-, Aromatic's-TM-, Candle Corporation of America-Registered Trademark-, Canterbury-TM-, Carolina Designs-TM-, Colonial Candle of Cape Cod-Registered Trademark-, Eternalux-Registered Trademark-, FilterMate-TM-, Jeanmarie Creations-Registered Trademark-, L'Aroma-Registered Trademark-, Mrs. Baker's Original Recipe-Registered Trademark-, and PartyLite Gifts-Registered Trademark-. The Company markets its products through a wide variety of distribution channels, including a network of sales representatives and home party plan consultants serving the consumer market and distributors serving the food service market and the religious market. Consumable products, which include candles, scented candles, outdoor citronella candles, potpourri, other fragrance products and decorative gift bags, account for approximately 65% of the Company's net sales and candle accessories account for the balance of net sales. The Company believes that it is a leading supplier in the candle industry based on net sales and the breadth of distribution channels served.

    The Company's net sales have grown substantially in the last 5 years, with internal growth and acquisitions contributing approximately 90% and 10%, respectively, to such growth. Internal growth has been generated by increased sales to the consumer market (including increased sales of acquired product lines), the introduction of new products and product line extensions and geographic expansion.

    The Company has completed numerous acquisitions and investments since its formation in 1977, and has successfully integrated the acquired businesses and product lines into the Company's operations. In February 1996, the Company entered into a strategic partnering arrangement with Hallmark Cards, Incorporated, pursuant to which the Company acquired the Canterbury candle product line and related manufacturing equipment and agreed to provide candles and candle accessories to certain Hallmark stores and other accounts. In December 1996, the Company acquired New Ideas International, Inc., a manufacturer of home and auto fragrance products, including FilterMate, a scented accessory for home heating and air conditioning systems. In recent years, the Company has also increased its equity ownership of 2 European candle manufacturers, Colony Gifts and Eclipse Candles, to 50% and 75%, respectively, and has certain rights to acquire the remaining equity. Finally, on March 25, 1997, the Company entered into an agreement to acquire Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. The Company expects to issue between 1,100,000 and 1,500,000 shares of its Common Stock in the transaction. The transaction is subject to satisfaction of certain conditions and is anticipated to be consummated prior to the end of June 1997.

    The business strategy of the Company has evolved into a strategy focusing on the broad category of home fragrance and candle products. This strategy flows from the Company's belief that customers "wardrobe" their homes through the use of candles, potpourri and other fragrance products in different fragrances, colors and forms. As a result of this, the Company believes that candles and potpourri are replacing scented air-freshener products. The Company's strategy is to sell high-quality fragrance and candle products, with a primary focus on the United States and international consumer markets, which provides greater opportunities for growth and product differentiation and higher profit margins than do other markets for fragrance and candle products. The Company believes that increased expenditures on the home and garden, increased emphasis on home entertaining and home fragrance and the gain in popularity of traditional, natural -- and now scented -- products have resulted in growth in demand for candles and related products and, recently, scented products. The Company's operating strategy has been, and will continue to be, to focus on the consumer market, to grow through new product development and geographic expansion, to market its products through all major domestic distribution channels with product offerings tailored to the requirements of each channel, to emphasize customer service, to realize efficiencies and cost improvements in manufacturing and distribution and to grow through international expansion and acquisitions. The Company has been successful in identifying new product opportunities to balance its sales and operating results throughout the fiscal year. The Company has identified international expansion as a key opportunity for future growth.

Strategy

   Consumer Market Focus

    The Company focuses on the consumer market, which provides greater opportunities for growth and product differentiation and higher profit margins than do other markets for the Company's products. Sales to the consumer market represented approximately 95% of the Company's net sales for fiscal 1997. The Company expects that, as in recent years, its future growth will be generated primarily by sales of products sold into the faster growing consumer market in North America and Europe, rather than the domestic food service and religious markets, which have grown more slowly and which the Company expects will continue to do so.

   Growth Through New Product Development and Acquisitions

    The Company continuously introduces new products to satisfy changing consumer tastes. The Company introduces new product offerings each year, which new products have typically accounted for at least 15% of the Company's net sales in the first full year following introduction. Examples of new products successfully introduced by the Company include Ambria, a coordinated line of candles, accessories and home fragrances, on the one hand, and new candle accessories and new candle fragrances and colors, on the other hand.

   Marketing Presence in All Major Domestic Distribution Channels

    The Company markets its products in the consumer market through sales to department and gift stores, specialty chains and mass merchandisers and direct sales to consumers through its home party plan. The Company also markets its products to distributors and retailers serving the food service and religious markets. The Company tailors its products, designs, packaging and price to satisfy the varying demands of its customers within each distribution channel. The Company believes that its presence in all major distribution channels provides a competitive advantage with respect to the successful introduction of new products that appeal to customers in more than 1 distribution channel. The Company plans to increase penetration of distribution channels in those geographic areas in North America where it believes opportunities exist. For example, the Company's recent strategic partnering arrangement with Hallmark Cards, Incorporated has allowed the Company to market several of the Company's key brands through many of the various stores that carry Hallmark products.

   Emphasis on Customer Service

    The Company has developed systems to insure that the desired finished products are available for timely shipment to its wide variety of customers with different product needs and purchasing patterns. The Company seeks to maintain its inventory at levels sufficient to fill completely all customer orders. For its department and gift store and specialty chain customers, the Company has developed a pick and pack system that allows it to ship small shipments containing a variety of products to a large number of customers, allowing such customers to reduce their carried inventory. For its mass merchant and institutional customers, the Company offers just-in-time delivery through an interactive electronic data interchange program, and has developed programs and standards to improve and measure customer service. For home party plan customers, the Company has focused on timely and complete shipments of individual customer orders. Daily and monthly measures of turnaround time, percent on-time delivery and percent of product back ordered are monitored in order to continuously improve customer service.

   Efficiencies and Cost Improvements in Manufacturing and Distribution

    The Company is continuously engaged in efforts to reduce its costs through more efficient production and distribution methods and technological advancements. The Company has consolidated and rationalized acquired equipment and facilities and invested in new, more advanced equipment in order to lower manufacturing costs, improve product quality and significantly increase manufacturing capacity to meet sales growth. To this end, the Company has more than doubled its manufacturing and distribution capacity in the last 2 years. Acquired manufacturing operations have historically been integrated into the Company's existing operations based on manufacturing process. The Company recently has commenced construction of a 100,000 square foot manufacturing facility in Cumbria, England, which is expected to be completed in December 1997. The Company has also commenced construction of a 400,000 square foot distribution facility in Elkin, North Carolina, which is expected to be completed in June 1997.

   Growth Through International Expansion

    Since 1990, the Company's international business has grown at a faster rate than sales in the United States, and international net sales (excluding sales by Colony Gifts, which is not a consolidated subsidiary) now represent approximately 15% of the Company's net sales. The international operations of the Company include (1) exports of branded products sold through Company sales managers and independent sales agents, competing in the candle markets of Canada, Europe, Latin America and the Pacific Rim, to distributors, department and gift stores, mass merchandisers and food service distributors, (2) sales by PartyLite sales consultants of branded products directly to consumers in Canada and certain European countries, and (3) sales by Colony Gifts and Eclipse Candles throughout Europe and elsewhere. The Company currently plans to continue to expand internationally through the establishment of foreign-based marketing and distribution operations and through continued expansion of its home party plan activities. In particular, the Company's home party plan activities have been successful in gaining entry in selected countries. As noted above, in order to further support its international sales, the Company has begun construction of a 100,000 square foot manufacturing facility in Cumbria, England. Also, in fiscal 1997, the Company increased its ownership of Eclipse Candles to 75%.

   Growth Through Acquisitions

    The Company regularly evaluates acquisition opportunities in light of the anticipated impact on current new products, the Company's planned growth rate and the complementary nature of the prospective acquired business. The Company expects to consummate 1 or more acquisitions in the next 12 months. There can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or successfully to integrate acquired operations. In February 1996, the Company acquired the Canterbury candle product line and related equipment from Hallmark Cards, Incorporated, and has entered into a strategic partnering arrangement with Hallmark. In December 1997, the Company acquired New Ideas International, Inc., including its FilterMate brand and its new FanMate brand of scented accessories for ceiling fans. On March 25, 1997, the Company entered into an agreement to acquire Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. The Company expects to issue between 1,100,000 and 1,500,000 shares of its Common Stock in the transaction. The transaction is subject to satisfaction of certain conditions and is anticipated to be consummated prior to the end of June 1997.

Products

    Below is a summary of the Company's principal products, the channels through which they are marketed, the brand names under which they are sold and the sales methods utilized.



        Channel                         Brands                    Products                 Sales Method
Consumer Market

Department and Gift Stores and     Colonial Candle of        Candles and scented       Independent sales
  Specialty Chains                   Cape Cod                candles, pillars,         representatives and
                                   Carolina Designs, Ltd.    tapers, classics,         Company sales managers
                                   Colony (Europe)           votives, filled
                                   Eclipse (Europe)          containers, decorative
                                                             candles and accessories

                                   Mrs. Baker's              Filled-glass scented
                                     Original Recipe         candles, candles, candle
                                                             accessories and
                                                             potpourri

Direct Sales                       PartyLite Gifts           Candles and scented       Independent sales
                                   Colonial Candle of        candles, pillars,         consultants
                                     Cape Cod                tapers, classics,
                                                             votives, filled
                                                             containers, decorative
                                                             candles and accessories

Mass Merchandisers, Discount       Ambria                    Candles and scented       Independent sales
  Stores and Food and Drug Chains  L'Aroma                   candles, outdoor          representatives and
                                   Canterbury                citronella candles,       Company sales managers
                                   Aromatic's                pillars, tapers, filled
                                                             containers, votives,
                                                             liquid wax lamps,
                                                             potpourri and
                                                             accessories

                                   Jeanmarie Creations       Decorative gift bags

                                   New Ideas (FilterMate)    Home and auto fragrance
                                                             products, including
                                                             FanMate


Food Service and Religious
  Markets

Food Service                       Candle Corporation of     Tapers, filled-glass      Independent food service
                                     America                 candles, tealights, food  distributors and Company
                                                             warmers and liquid wax    sales managers
                                                             lamps and replacement
                                                             cartridges for such
                                                             lamps

Religious                          Eternalux                 Votives and filled-glass  Distributors,
                                                             containers                independent sales
                                                                                       representatives and
                                                                                       Company sales managers



    The Company markets its products through a variety of distribution channels, and tailors its products, designs, packaging and prices to satisfy the varying demands of its customers within each distribution channel. The Company's consumer products consist of products for everyday use and products for seasonal use. The Company currently offers over 8,000 stock keeping units.

   Consumer Market

    Sales to the consumer market accounted for approximately 95% of the Company's net sales in fiscal 1997. The Company segments the consumer market by marketing different products and different brand names at different price points to department and gift stores and specialty chains than it does to mass merchants.

    The Company believes that it is the leading candle supplier to department and gift stores and specialty chains. The Company offers various brands of products in this distribution channel, Colonial Candle of Cape Cod, Mrs. Baker's Original Recipe, Carolina Designs, Ltd. and, in Europe, Colony and Eclipse. The Company believes that its leading position in this distribution channel, which is served by a large number of small to mid-size companies, is the result of the breadth of its high-quality product offerings, the regular introduction of new products and a dedication to customer service. The Company believes that its strategic partnering arrangement with Hallmark will enhance its position.

    The Company sells its candles and candle accessories directly to consumers in the United States and Canada and certain European countries through its PartyLite Gifts subsidiaries, which distribute the Colonial Candle of Cape Cod brand of candles. While other direct selling organizations include candles and related accessories as part of their product offerings, PartyLite Gifts focuses its entire effort on this product category. The Company believes that its success with direct selling is the result of a complete line of high-quality candles and candle accessories in a variety of shapes, sizes and scents, strong promotional programs, timely product delivery and attractive financial incentives available to sales consultants.

    The Company believes that it is a major supplier of candles and fragrance products to mass merchandisers, discount stores and food and drug chains in the United States. The Company sells its products in this distribution channel under the brand names Ambria, Aromatic's, Canterbury and L'Aroma, as well as trademarks for seasonal outdoor products such as Bug-O-Bucket, a citronella candle purchased by consumers for outdoor use. The Company's broad product line enables it to target mass merchandisers' differing needs based upon price, product design and packaging, as well as focus on the individual characteristics of each of its customers. The Company believes that its success in the mass market, which is served by a relatively small number of large candle suppliers and several greeting card companies, is also the result of the perceived value of its products and brand name recognition, as well as product innovations and the availability of open stock items, made-to-order designs and custom packaging. The Company also markets its Jeanmarie Creations brand decorative gift bags and, since January 1997, its New Ideas line of home and auto fragrance products, including FilterMate, to mass merchandisers. The Company believes that Jeanmarie Creations is noted for its innovative seasonal designs, competitive and broad product offerings, and its reputation for dependable customer service. The Company believes that the line of home and auto fragrance products offered by New Ideas is well-suited for this channel.

   Food Service and Religious Markets

    The Company believes that it is a leading supplier of tapers, filled-glass candles, tealights, food warmers and liquid wax lamps and replacement cartridges for such lamps to the domestic food service industry, which includes restaurants and institutional customers. The Company's products for the food service industry are sold under the brand name Candle Corporation of America.

    The Company sells various candles, including votives and filled-glass containers for devotional use in the home, to the religious market in the United States and Puerto Rico. The Company offers Eternalux as a brand name for its devotional candle product line. The Company competes with a number of highly focused national and local competitors, particularly in Florida, the New York City region, southern California and Texas. Because of this localized competition, the Company has located manufacturing and distribution facilities to serve these regions, including Brooklyn, New York, Hialeah, Florida, Carson, California and Chicago, Illinois. The Company believes that its geographically dispersed glass-filling operations provide it with a competitive advantage in this market.


New Product Development

    The Company continuously develops and introduces new products to satisfy changing consumer tastes. The new product development process is managed on a Company-wide basis by a team comprised of brand managers, product managers, designers, foreign sourcing personnel, laboratory technicians, manufacturing engineers and sales managers. New product concepts are directed to the marketing departments from all areas within the Company and from the Company's independent sales representatives. The new product development process, including market research, comparative analysis, engineering specifications, feasibility studies, testing and evaluation, can require from 3 to 18 months to complete. The concept development, test marketing and eventual introduction in February 1996 of Ambria brand candles, candle accessories and fragrance products is an example of the Company's new product development process.

Sales and Marketing

    The Company has 8 sales offices located throughout the United States, with 38 full-time sales and sales training managers who call on customers, independent sales representative organizations and distributors. The Company also has marketing staffs located in Des Plaines, Illinois, Plymouth, Massachusetts, Fontana, California, Thomasville, Georgia, Tulsa, Oklahoma and Oshkosh, Wisconsin engaged in developing strategies relating to new product development, pricing, distribution, advertising and sales promotion. The Company's marketing staff is organized around product brands.

   Consumer Market

    The Company markets its products to department and gift stores and specialty chains through a network of independent sales representatives and Company sales managers. The Company supports these independent sales representatives by providing them with comprehensive product catalogues to market the Company's products. Each brand has its own dedicated product catalogue, which is newly developed each year, together with seasonal supplements. The Company's sales personnel assist in the training of independent sales representatives and work closely with the representatives to promote the Company's products and to provide assistance to department and gift stores and specialty chains in determining their candle and candle accessory needs.

    The Company sells its products through a network of over 12,000 active independent sales consultants through the home party plan method of selling. The PartyLite sales consultants identify hostesses for parties, who invite their friends to attend, and the hostess, in return, receives gifts of Company merchandise. The sales consultants receive a profit based on sales of the Company's products at parties organized by them. No products are inventoried by independent sales consultants, other than samples that are not for resale. Since many of the Company's home party plan sales are seasonal or tied to promotional programs, the demand for these products varies by the strength of the season and the programs, with October, November and December typically being the highest selling months.

    The Company markets its products directly to mass merchandisers through a network of independent sales representatives and Company sales managers. The independent sales representatives utilize the Company's product catalogues and samples to market the Company's regular and seasonal product lines. Mass market buyers tend to make larger purchase decisions than do many of the Company's other customers, and such decisions are made on the basis of a variety of product characteristics, including product quality and design features, service and price. The Company believes that its competitive position in the mass market is enhanced by its ability to respond quickly to new orders and its ability to assist customers through inventory management and control and to satisfy delivery requirements through on-line ordering. The Company has effectively utilized just-in-time product delivery, through an interactive electronic data interchange ("EDI") program implemented with many mass market customers. EDI allows the Company to track and respond to certain customers' direct orders on a continuous basis.

    In order to increase its sales to the consumer market, the Company develops comprehensive merchandising programs for department and gift stores and specialty chains and mass merchandisers. The Company develops merchandising programs targeted to specific chains, including in-store display fixtures, cooperative advertising programs and planograms for improving turnover of the Company's products. The Company also affixes tags, tickets, bar codes and other merchandising aids to products to certain customers' specifications.

   Food Service and Religious Markets

    A significant majority of the Company's sales to the domestic food service market are made through a network of over 500 independent food service dealers. The dealers, in turn, sell to a wide variety of food service establishments, including national and regional hotel chains, national restaurant chains and individually-owned hotels and restaurants. The Company's dealer network sells the Company's products to food service establishments utilizing the Company's comprehensive product catalogue. Company sales managers assist in the training of dealers and work closely with the dealers to promote the Company's products and provide direct assistance to food service establishments in determining their wax and liquid wax product needs. Certain of the Company's food service sales are made directly by Company salespersons to major users of candles and liquid wax lamps, such as restaurant and hotel chains.

    Food service customers require timely delivery of a broad range of items, and the Company believes that its leading position in the food service distribution channel is the result, in part, of the breadth of its product offerings, its strategically located manufacturing facilities and related full-line distribution centers and its close working relationship with dealers. In order to encourage food service dealers to carry a larger number of Company products, the Company utilizes program selling, which involves unit sales of set groups of products. The Company believes that its installed base of products at food service establishments provides the Company with a competitive advantage in this market.

    The Company sells its products to over 600 distributors and retailers serving the market for devotional candles for use in the home. These distributors, in turn, sell to a wide variety of retail establishments, including national and regional food store chains and independent local stores. The Eternalux brand name is supported with product catalogues and other promotional programs. Some of the Company's sales are made directly to retailers.

    Many of the Company's independent sales representative organizations maintain showrooms in which the Company's products are displayed and merchandized. In addition, the Company operates 8 outlet stores in which primarily discontinued products and seconds are sold.


Customers

    The customers for the Company's products include over 20,000 department and gift stores and specialty chains, over 800 mass merchandisers and over 1,100 distributors serving the food service and religious markets. In addition, PartyLite Gifts sold directly to over 3 million individual consumers in the United States, Canada and certain European countries during fiscal 1997. No single customer accounts for 10% or more of the Company's sales.

    The Company's department and gift store and specialty chain accounts include Bloomingdale's, Fred Meyer, Inc., Mervyn's Inc., J.C. Penney Company, Inc., Linens 'N Things Inc. and Luxury Linens Inc. Each of the Company's 5 largest department store and specialty chain accounts in the United States has been a customer of the Company for at least 5 years. Of the approximately 100 largest retailers in the mass market, the Company sells to over 80, including
The Home Depot, Inc., Kmart Corporation, Lowe's Companies, Inc., Target Stores, Venture Stores Inc., Waccamaw Corp., Walgreen Co. and Wal-Mart Stores, Inc., most of which have been customers of the Company for over 5 years. The Company's food service customers include Sysco Corporation, Edward Don & Company, Alliant (formerly Kraft General Foods, Inc.), and S.E. Rykoff & Co. Each of the Company's 5 largest food service distributor accounts in the United States has been a customer of the Company for at least 5 years. Each of the Company's 5 largest distributors serving the religious market has been a Company account for at least 10 years.

Manufacturing and Distribution

    The Company manufactures virtually all of its candle and fragrance products. The Company's candle products are generally produced using 1 of 4 manufacturing methods. A significant portion of the Company's votives, tapers, pillars, classics and colonnades are produced by pouring melted liquid wax into a mold and are known as "molded" products. The second method used for tapers and columns is the extrusion process wherein granular wax is pressed into or through a die. Such products are known as "extruded" products. The third method, used to make "compressed" products, involves pressing granules of wax into a mold under high pressure. Votives, columns and food warmers may be produced in this manner. Generally, molded candles, which burn more slowly and have a finer finish, are higher quality and retail at a higher price than extruded and compressed candles. The Company's "filled" products are manufactured by pouring liquid wax into a glass or other type of container. This manufacturing process is used for filled-glass products, tealights and certain outdoor citronella products. In addition, the Company produces liquid wax products for sale to food service and mass market customers. The Company purchases some novelty candles from independent manufacturers.

    The Company's fragrance products are generally produced using 1 of 3 manufacturing methods. Potpourri is produced by mixing parts of flowers and other botanical items, wood chips, spices and perfumes in varying combinations. Liquid fragrance products are produced by mixing various perfumes, dyes and oils. New Ideas' line of fragrance products are produced by applying varying fragrances to the relevant product.

    The Company sources candle accessories and its decorative gift bags from independent third parties in the Pacific Rim, Europe and Mexico, as well as in the United States, and maintains purchasing offices in Hong Kong and Taiwan for Pacific Rim sourcing.

    The Company is continuously engaged in efforts to reduce its manufacturing costs and to improve quality through more efficient production methods and technological advancements. The Company employs industrial engineers whose responsibilities include improving and upgrading the Company's manufacturing facilities, equipment and processes, as well as engineering new products and implementing the large number of changes continuously being made to the Company's product designs, sizes and shapes. The manufacture of the Company's products involves the use of various highly automated processes and technologies, as well as certain hand crafting and finishing. During the last 5 fiscal years, the Company has invested in new automated machinery that the Company believes has resulted, and will continue to result, in significant cost savings and capacity expansion. The Company anticipates adding substantial additional distribution facilities and production equipment in fiscal 1998 to meet current and anticipated volume levels. For example, the Company has commenced construction of a 100,000 square foot, manufacturing facility in Cumbria, England to support the Company's

European operations. This facility is expected to be completed in December 1997. See "Business--Properties."

    To maximize distribution efficiencies, the Company operates 8 stand-alone distribution facilities in addition to distribution facilities in its manufacturing plants. The Company has expanded its manufacturing and distribution capabilities in order to support its anticipated growth, including constructing the new 400,000 square foot distribution center in Elkin, North Carolina, which is expected to be completed in June, 1997. The Company also coordinates certain distribution to Hallmark stores and accounts through Hallmark.

    All of the raw materials used by the Company, principally petroleum-based wax, have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had, and are not expected to have, a material adverse effect on the Company's operations.

Competition

    The Company's business is highly competitive, with the principal competitive factors being product quality, delivery time, customer service and price. The candle and fragrance products industry is highly fragmented, with numerous suppliers serving 1 or more of the distribution channels served by the Company. The Company believes that it is the only supplier of candles serving the breadth of distribution channels that it serves. The Yankee Candle Company Inc., plus numerous specialty candle manufacturers, are the principal competitors for department and gift stores and specialty chains. Candle Lite (a unit of Lancaster Colony Corporation) is the leading supplier of candles to mass merchants. The Company's potpourri competitors include Aromatique, Inc., Tsumura International, Inc., Seasons, Inc., Scentex, Inc. and Endar Corp. (which the Company has agreed to acquire, as described above). The Company's competitors in the food service and religious markets are comprised mostly of manufacturers of a special or narrow range of products. In addition, S. C. Johnson & Son, Inc.'s candles under the Off! and Glade brand names compete with the Company's citronella and scented candle products. Similarly, other manufacturers of fragrance products (such as Dial Corporation's Renuzit line of fragrance products) compete with the Company's scented candle products, potpourri and home fragrance products. Because there are relatively low barriers to entry to the candle and fragrance product industry, the Company may face future competition from other companies, which may have substantially greater financial and marketing resources than those available to the Company. From time to time during the year-end holiday season, the Company experiences competition from candles manufactured in foreign countries, particularly China. In addition, certain of the Company's competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

Employees

    As of March 31, 1997, the Company had approximately 2,400 full-time employees. Of those, approximately 1,700 are non-salaried, non-unionized hourly workers and approximately 300 are non-salaried, hourly workers in the Company's Chicago, Illinois and Brooklyn, New York manufacturing facilities represented by Local 777 of the Teamsters and Local 422-S of the AFL-CIO, respectively, under contracts that will expire in June 1997 and June 1999, respectively. The Company believes that its employee relations are good. Since its formation in 1977, the Company has never experienced a work stoppage.

Trademarks

    The Company owns over 60 United States trademark registrations and has over 20 United States trademark applications pending in the United States Patent and Trademark Office with respect to certain of its products. In addition, the Company from time to time registers certain of its trademarks in certain foreign countries. All of the Company's United States trademark registrations can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. The Company regards its trademarks as valuable assets. Although the Company owns certain patents which it considers valuable, its business is not dependent upon any single patent or group of patents.


Item 2.  Properties

    The following table sets forth the location and approximate square footage of the Company's manufacturing and distribution facilities:


                                                                                          Approximate Square Feet
                        Location                                       Use
                                                                                          ------------------------
                                                                                            OWNED         LEASED
Batavia, Illinois.......................................  Manufacturing and related
                                                            distribution                    120,000             --
Brooklyn, New York......................................  Distribution                           --         30,000
Carol Stream, Illinois..................................  Distribution                           --        135,000
Carson, California......................................  Manufacturing and related
                                                            distribution                         --         38,000
Chicago, Illinois.......................................  Manufacturing and related
                                                            distribution                    167,900             --
Elkin, North Carolina...................................  Manufacturing and related
                                                            distribution                    290,000             --
Fontana, California.....................................  Manufacturing and related
                                                            distribution                         --         84,700
Heidelberg, Germany.....................................  Distribution                           --         37,000
Hialeah, Florida........................................  Manufacturing                      12,300             --
Hialeah, Florida........................................  Distribution                           --         10,000
Hyannis, Massachusetts..................................  Manufacturing                      76,100             --
Plymouth, Massachusetts.................................  Distribution                       93,100             --
Statesville, North Carolina.............................  Distribution                           --         65,000
Thomasville, Georgia....................................  Manufacturing and related
                                                            distribution                     30,000             --
Tijuana, Mexico.........................................  Manufacturing                          --         40,000
Tulsa, Oklahoma.........................................  Distribution                       98,000             --
West Chicago, Illinois..................................  Distribution                           --        180,000

    The Company's executive offices, administrative offices and outlet stores are located in leased space. All of the Company's properties are currently being utilized for their intended purpose. The Company recently has commenced construction of a 100,000 square foot manufacturing facility in Cumbria, England, which is expected to be completed in December 1997. The Company also expects to complete construction of a 400,000 square foot distribution facility in Elkin, North Carolina in June 1997. In fiscal 1997, the Company purchased
16.25 acres in Plymouth, Massachusetts for future office expansion at this site.

Item 3.  Legal Proceedings

    The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company's management, existing litigation will not have a material adverse effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's 1997 annual meeting of stockholders will be held on June 4, 1997. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 1997.


                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The information required by this Item is incorporated herein by reference to page 1 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997. The referenced page of such annual report has been filed as part of Exhibit 13 to this report. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

    During the fourth quarter of the fiscal year ended January 31, 1997, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         (1) On December 31, 1996, the Registrant issued an aggregate of 662,497 shares of Common Stock to the 4 shareholders of New Ideas International, Inc., a Georgia corporation ("New Ideas"), upon consummation of the merger of New Ideas with and into NII Acquisition Corp., a subsidiary of the Company.
This transaction was effected in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act on the basis that such transaction did not involve any public offering.

         (2) As of January 31, 1997, the Company issued an aggregate of 1,744 shares of Common Stock to 872 employees on the basis of 2 shares per eligible employee as part of a one-time stock bonus program which will be completed in the first quarter of fiscal 1998. The issuance of Common Stock as part of the stock bonus was not registered on the basis that the award of stock as a one-time bonus to employees does not require registration because no "offer" or "sale" is deemed to occur.

Item 6.  Selected Financial Data

    The information required by this Item is incorporated herein by reference to page 10 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997. The referenced page of such annual report has been filed as part of Exhibit 13 to this report. Such information is incorporated herein by reference, pursuant to General Instruction G(2).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this Item is incorporated herein by reference to pages 11 through 17 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997. The referenced pages of such annual report have been filed as part of Exhibit 13 to this report. Such information is incorporated herein by reference, pursuant to General Instruction G(2).


Item 8.  Financial Statements and Supplementary Data

    The information required by this Item is incorporated herein by reference to pages 18 through 28 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997. The referenced pages of such annual report have been filed as part of Exhibit 13 to this report. Such information is incorporated herein by reference, pursuant to General Instruction G(2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    On April 8, 1997, the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, determined not to engage Grant Thornton LLP ("Grant Thornton") as the primary independent auditors of the Company for the coming fiscal year ending January 31, 1998. The Board of Directors of the Company, acting upon the recommendation of its Audit Committee, has appointed Coopers & Lybrand L.L.P. ("Coopers & Lybrand") as the primary independent auditors of the Company for the coming fiscal year ending January 31, 1998. Grant Thornton has been previously engaged to audit the Company's financial statements for 7 years, including the fiscal year ended January 31, 1997, and the termination of Grant Thornton's engagement will be effective upon the effective date of a Registration Statement on Form S-3 with respect to the resale by certain selling stockholders of approximately 335,000 of the total of 662,497 shares of common stock of the Company which were issued to the former shareholders of New Ideas International, Inc. in connection with the Company's December 1996 acquisition of New Ideas International, Inc. The Company expects to file such Registration Statement on or about the date of the filing of this Annual Report on Form 10-K.

    Grant Thornton's report on the financial statements of the Company for the fiscal years ended January 31, 1996 and January 31, 1997 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Grant Thornton during the Company's fiscal years ended January 31, 1996 and January 31, 1997 and through April 29, 1997 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to

Grant Thornton's satisfaction, would have caused or will cause Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's financial statements.

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions


    The information required by Items 10 through 13 is included in the Company's definitive proxy statement dated April 29, 1997, on pages 3 through
10. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1).   Financial Statements

    The following consolidated financial statements are contained on the indicated pages of this report:

                                                              Page No.
                                                              --------
Report of Independent Certified Public Accountants..........     *

Statements:
    Consolidated Balance Sheets.............................     *
    Consolidated Statements of Earnings.....................     *
    Consolidated Statements of Stockholders' Equity.........     *
    Consolidated Statements of Cash Flows...................     *
    Notes to Consolidated Financial Statements..............     *

__________
* Incorporated herein by reference to the appropriate portions of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997. (See Part II.)


    (a)(2).   Financial Statement Schedules

    The following financial statement schedule is contained on the indicated pages of this report:

                                                              Page No.
                                                              --------


Report of Independent Certified Public Accountants..........    S-1
Allowance for Doubtful Receivables..........................    S-2

    All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

    (a)(3).   Exhibits

Exhibit No.    Description of Exhibit
-------------  ----------------------
     3.1*      Restated Certificate of Incorporation of the Registrant
     3.2*      Restated By-laws of the Registrant
     4.1*+     1994 Employee Stock Option Plan of the Registrant


     4.2*+     Form of Nontransferable Incentive Stock Option Agreement under the 1994 Employee Stock Option
               Plan of the Registrant
     4.3*+     Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Employee Stock Option
               Plan of the Registrant
     4.4*+     1994 Stock Option Plan for Non-Employee Directors of the Registrant
     4.5*+     Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the
               Registrant
    10.1*      Amended and Restated Credit Agreement dated January 31, 1994, as amended, between Candle
               Corporation Worldwide, Inc. and Harris Trust and Savings Bank, individually and as agent
    10.1(a)    Second Amendment, dated September 13, 1994, to Amended and Restated Credit Agreement dated
               January 31, 1994, as amended, between Candle Corporation Worldwide, Inc. and Harris Trust and
               Savings Bank, individually and as agent, and Bank of America Illinois (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
               October 31, 1994)
    10.1(b)    Third Amendment, dated as of August 24, 1995, to Amended and Restated Credit Agreement, dated
               January 31, 1994, as amended, between Candle Corporation Worldwide, Inc. and Harris Trust and
               Savings Bank, individually and as agent, and the Bank of America Illinois (incorporated by reference to Exhibit 10.1(b) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1995)
    10.1(c)    Fourth Amendment, dated as of July 18, 1996, to Amended and Restated Credit Agreement, dated
               January 31, 1994, as amended, between Candle Corporation Worldwide, Inc. and Harris Trust and
               Savings Bank, individually and as agent, and the Bank of America Illinois (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
    10.2       Note Purchase Agreement, dated July 7, 1995, relating to the 7.54% Senior Notes due June 30,
               2005, among Candle Corporation Worldwide, Inc., Candle Corporation of America, and PartyLite
               Gifts, Inc., as Issuers, the Registrant, as guarantor, and the Purchasers named therein
               (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for
               the fiscal quarter ended July 31, 1995)
    10.3       Master Equipment Lease Agreement between MetLife Capital, Limited Partnership, as lessor, and
               Candle Corporation of America, as lessee (incorporated by reference to Exhibit 10.21 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995)
    10.4*      Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General
               Partnership and PartyLite Gifts, Inc.
    10.4(a)    First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I General Partnership, and PartyLite Gifts, Inc., to Standard
               Form Industrial Lease dated April 22, 1993, between Carol Point Builders II General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended January 31, 1996)
    10.5*      Lease dated February 1, 1994, between M&W Warehouse and Candle Corporation of America
    10.6       First Amendment, dated March 1, 1995, to Lease between M&W Warehouse and Candle Corporation of
               America (incorporated by reference to Exhibit 10.12(a) to the Registrant's Annual Report on Form
               10-K for the fiscal year ended January 31, 1995)

                                       - 17 -

    10.7*+     Form of Indemnity Agreement between the Registrant and each of its directors
    10.8       Lease, dated September 9, 1994, between Wegner Land & Development Corp. and Candle Corporation of
               America (incorporated by reference to Exhibit 10.19 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended January 31, 1995)
    10.9*+     Amended and Restated Stock Appreciation Unit Agreement originally dated as of September 10, 1992, between the Registrant and Thomas K. Kreilick
    11.**      Statement regarding computation of per share earnings
    13.**      Annual Report to Shareholders for the fiscal year ended January 31, 1997 (Pages 1 and 10 through
               28)
    21.**      List of Subsidiaries
    23.**      Consent of Grant Thornton LLP, independent certified public accountants
    24.1**     Power of Attorney
    24.2**     Certified Resolutions of the Board of Directors of the Registrant
    27.        Financial Data Schedule

_________________________
* Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.
**  Filed herewith.
+ Management contract or compensatory plan required to be filed by Item 14(c) of this report.

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 1997.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 29, 1997
                             BLYTH INDUSTRIES, INC.


                             By:  /s/ ROBERT B. GOERGEN
                                  --------------------------------------
                                  Robert B. Goergen
                                  Chairman, Chief Executive Officer and
                                    President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      Signature                                          Title                         Date
------------------------------------------------------  ---------------------------------------  ----------------

                /s/ ROBERT B. GOERGEN                   Chairman, Chief Executive Officer and
     -------------------------------------------          President; Director (Principal          April 29, 1997
                  Robert B. Goergen                       Executive Officer)

                  /s/ HOWARD E. ROSE                    Vice President and Chief Financial
     -------------------------------------------          Officer (Principal Financial and        April 29, 1997
                    Howard E. Rose                        Accounting Officer)

                /s/ ROGER A. ANDERSON
     -------------------------------------------        Director                                  April 29, 1997
                  Roger A. Anderson

                 /s/ JOHN W. BURKHART
     -------------------------------------------        Director                                  April 29, 1997
                   John W. Burkhart

                /s/ PAMELA M. GOERGEN
     -------------------------------------------        Director                                  April 29, 1997
                  Pamela M. Goergen

                 /s/ NEAL I. GOLDMAN
     -------------------------------------------        Director                                  April 29, 1997
                   Neal I. Goldman

                 /s/ ROGER H. MORLEY
     -------------------------------------------        Director                                  April 29, 1997
                   Roger H. Morley

                /s/ JOHN E. PRESCHLACK
     -------------------------------------------        Director                                  April 29, 1997
                  John E. Preschlack

            /s/ FREDERICK H. STEPHENS, JR.
     -------------------------------------------        Director                                  April 29, 1997
              Frederick H. Stephens, Jr.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Blyth Industries, Inc.

In connection with our audit of the consolidated financial statements of Blyth Industries, Inc. and Subsidiaries referred to in our report dated March 28, 1997, which is included in the Annual Report to the Shareholders and incorporated by reference in Part IV of this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended January 31, 1997. In our opinion, this schedule presents fairly, in all material respects the information required to be set forth therein.

                                          /s/ Grant Thornton LLP
                                          --------------------------------------
Chicago, Illinois                           GRANT THORNTON LLP
March 28, 1997

                             Blyth Industries, Inc.
                SCHEDULE II -- ALLOWANCE FOR DOUBTFUL RECEIVABLES
               For the years ended January 31, 1995, 1996 and 1997
                                 (In thousands)


                                                                     Balance at     Charged to                   Balance at
                                                                     Beginning      Costs and                      End of
                           Description                               of Period      Expenses      Deductions       Period
1995.............................................................          225            700            525            400
1996.............................................................          400            682            512            570
1997.............................................................          570          1,206            884            892

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit                                                                    Page No.
-------------  ---------------------------------------------------------------------------------------  -----------
     3.1*      Restated Certificate of Incorporation of the Registrant
     3.2*      Restated By-laws of the Registrant
     4.1*+     1994 Employee Stock Option Plan of the Registrant
     4.2*+     Form of Nontransferable Incentive Stock Option Agreement under the 1994 Employee Stock
               Option Plan of the Registrant
     4.3*+     Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Employee
               Stock Option Plan of the Registrant
     4.4*+     1994 Stock Option Plan for Non-Employee Directors of the Registrant
     4.5*+     Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee
               Directors of the Registrant
    10.1*      Amended and Restated Credit Agreement dated January 31, 1994, as amended, between
               Candle Corporation Worldwide, Inc. and Harris Trust and Savings Bank, individually and as agent
    10.1(a)    Second Amendment, dated September 13, 1994, to Amended and Restated Credit Agreement
               dated January 31, 1994, as amended, between Candle Corporation Worldwide, Inc. and
               Harris Trust and Savings Bank, individually and as agent, and Bank of America Illinois
               (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended October 31, 1994)
    10.1(b)    Third Amendment, dated as of August 24, 1995, to Amended and Restated Credit Agreement,
               dated January 31, 1994, as amended, between Candle Corporation Worldwide, Inc. and
               Harris Trust and Savings Bank, individually and as agent, and the Bank of America
               Illinois (incorporated by reference to Exhibit 10.1(b) to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended July 31, 1995)
    10.1(c)    Fourth Amendment, dated as of July 18, 1996, to Amended and Restated Credit Agreement,
               dated January 31, 1994, as amended, between Candle Corporation Worldwide, Inc. and
               Harris Trust and Savings Bank, individually and as agent, and the Bank of America
               Illinois (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
    10.2       Note Purchase Agreement, dated July 7, 1995, relating to the 7.54% Senior Notes due
               June 30, 2005, among Candle Corporation Worldwide, Inc., Candle Corporation of America,
               and PartyLite Gifts, Inc., as Issuers, the Registrant, as guarantor, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended July 31, 1995)
    10.3       Master Equipment Lease Agreement between MetLife Capital, Limited Partnership, as lessor, and Candle Corporation of America, as lessee (incorporated by reference to
               Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               January 31, 1995)
    10.4*      Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I
               General Partnership and PartyLite Gifts, Inc.
    10.4(a)    First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I General Partnership, and PartyLite Gifts, Inc.,
               to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders II
               General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit
               10.4(a) to the

               Registrant's Annual Report on Form 10-K for the fiscal year ended
               January 31, 1996)
    10.5*      Lease dated February 1, 1994, between M&W Warehouse and Candle Corporation of America
    10.6       First Amendment, dated March 1, 1995, to Lease between M&W Warehouse and Candle
               Corporation of America (incorporated by reference to Exhibit 10.12(a) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995)
    10.7*+     Form of Indemnity Agreement between the Registrant and each of its directors
    10.8       Lease, dated September 9, 1994, between Wegner Land & Development Corp. and Candle
               Corporation of America (incorporated by reference to Exhibit 10.19 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended January 31, 1995)
    10.9*+     Amended and Restated Stock Appreciation Unit Agreement originally dated as of September
               10, 1992, between the Registrant and Thomas K. Kreilick
    11.**      Statement regarding computation of per share earnings
    13.**      Annual Report to Shareholders for the fiscal year ended January 31, 1997 (Pages 1 and
               10 through 28)
    21.**      List of Subsidiaries
    23.**      Consent of Grant Thornton LLP, independent certified public accountants
    24.1**     Power of Attorney
    24.2**     Certified Resolutions of the Board of Directors of the Registrant
    27.        Financial Data Schedule

------------------------
* Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.
**  Filed herewith.
+ Management contract or compensatory plan required to be filed by Item 14(c) of this report.