Form 10-Q
period 1997-04-30
BLYTH INDUSTRIES INC
filed 1997-06-13
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1997


                         Commission file number 1-13026



                             BLYTH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     36-2984916
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

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

                  31,424,164 COMMON SHARES AS OF MAY 30, 1997.

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


Part I.   Financial Information:

     Item 1.   Financial Statements:
               Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . 3

               Consolidated Statements of Earnings . . . . . . . . . . . . . . 4

               Consolidated Statements of Stockholders' Equity . . . . . . . . 5

               Consolidated Statements of Cash Flows . . . . . . . . . . . . . 6

               Notes to Consolidated Financial Statements. . . . . . . . . . . 7

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . . . .8-11


Part II.  Other Information

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .12

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .12

     Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . .12

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .12

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .12

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .12


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------
                                                                             APRIL 30,          JANUARY 31,
(In thousands, except share data)                                              1997                1997
------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $  21,839          $   27,832
Accounts receivable, less allowance for doubtful receivables
   of $1,069 and $892, respectively                                            37,417              35,002
Inventories (Note 3)                                                          110,271             103,054
Prepaid expenses                                                                  686                 237
Deferred income taxes                                                           1,100               1,000
------------------------------------------------------------------------------------------------------------
   Total current assets                                                       171,313             167,125
PROPERTY, PLANT AND EQUIPMENT
   Less accumulated depreciation ($32,188 and $29,589, respectively)          114,496             103,551

OTHER ASSETS
Investments                                                                     5,154               4,991
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $1,697 and $1,493, respectively                 11,219              11,146
Deposits                                                                          671                 499
------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                            $  302,853          $  287,312
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                         $  1,790           $   1,689
Accounts payable                                                               29,513              34,202
Accrued expenses                                                               27,849              23,554
Income taxes                                                                    5,561                 601
------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                   64,713              60,046
DEFERRED INCOME TAXES                                                           5,450               4,900
LONG-TERM DEBT, less current maturities                                        31,820              31,958
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, NET OF
   ACCUMULATED AMORTIZATION OF $601 AND $571, RESPECTIVELY                        803                 833
MINORITY INTEREST                                                               1,087               1,501
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 10,000,000 shares of $0.01
   par value; no shares issued and outstanding                                      -                  -
Common stock, authorized 100,000,000 shares of $0.02
   par value; issued and outstanding, 31,423,168 and
   31,419,768, respectively                                                       628                 628
Additional contributed capital                                                 87,389              87,338
Retained earnings                                                             110,963             100,108
------------------------------------------------------------------------------------------------------------
                                                                              198,980             188,074
------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  302,853         $   287,312
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED APRIL 30 (In thousands, except per share data)

                                                                          1997                1996
----------------------------------------------------------------------------------------------------
Net sales                                                             $  146,518          $  106,338
Cost of goods sold                                                        64,367              47,863
----------------------------------------------------------------------------------------------------
   Gross profit                                                           82,151              58,475
Selling and Shipping                                                      50,343              36,330
Administrative                                                            13,378               9,953
----------------------------------------------------------------------------------------------------
                                                                          63,721              46,283
----------------------------------------------------------------------------------------------------
   Operating profit                                                       18,430              12,192
Other expense (income)
   Interest expense                                                          610                 534
   Interest income                                                          (226)               (408)
   Equity in earnings of investees                                           (81)                (81)
----------------------------------------------------------------------------------------------------
                                                                             303                  45
----------------------------------------------------------------------------------------------------
       Earnings before income tax expense and minority interest           18,127              12,147
Income tax expense                                                         7,310               4,897
----------------------------------------------------------------------------------------------------
       Earnings before minority interest                                  10,817               7,250
Minority interest                                                            (38)                  2
----------------------------------------------------------------------------------------------------
NET EARNINGS                                                           $  10,855            $  7,248
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Net earnings per common and common
   equivalent share                                                      $  0.34             $  0.23
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                             31,700              31,024
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------------------
APRIL 30, (In thousands, except share data)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                 ADDITIONAL                             TOTAL
                                                       COMMON STOCK             CONTRIBUTED          RETAINED      STOCKHOLDERS'
                                                    SHARES       AMOUNT           CAPITAL            EARNINGS         EQUITY
---------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED APRIL 30, 1996:

Balance, February 1, 1996                         30,707,220     $  614          $  86,701          $  56,039       $   143,354

Net earnings for the period                                -          -                  -              7,248             7,248

Common stock issued in connection with
  exercise of stock options and other                  8,656          -                187                  -               187
---------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996                           30,715,876     $  614          $  86,888          $  63,287       $   150,789
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED APRIL 30, 1997

Balance, February 1, 1997                         31,419,768     $  628          $  87,338         $  100,108       $   188,074

Net earnings for the period                                -          -                  -             10,855            10,855

Common stock issued in connection with
   exercise of stock options                           3,400          -                 51                  -                51
---------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1997                           31,423,168     $  628          $  87,389         $   110,963      $   198,980
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED APRIL 30 (In thousands)                                          1997                1996
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                 $  10,855           $   7,248
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                2,809               2,104
        Deferred income taxes                                                          450                 250
        Equity in earnings of investees                                                (81)                (81)
        Minority interest                                                              (38)                  2
        Changes in operating assets and liabilities, net of
          effect of business acquisition:
            Accounts receivable                                                     (2,415)             (2,966)
            Inventories                                                             (7,217)            (11,730)
            Prepaid expenses                                                          (449)               (342)
            Other assets                                                              (172)                 24
            Accounts payable                                                        (4,689)              9,728
            Accrued expenses                                                         4,295               6,006
            Income taxes                                                             4,960               2,221
--------------------------------------------------------------------------------------------------------------
               Total adjustments                                                    (2,547)              5,216
--------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                             8,308              12,464
Cash flows from investing activities:
    Purchases of property, plant, and equipment                                    (13,663)             (6,085)
    Purchase of businesses net of cash acquired                                       (652)             (8,283)
--------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                               (14,315)            (14,368)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                              51                  87
    Borrowings from bank line of credit                                                  -                  -
    Repayments on bank line of credit                                                    -                  -
    Payments on long-term debt                                                         (37)               (118)
--------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                      14                 (31)
--------------------------------------------------------------------------------------------------------------
               Net decrease in cash                                                 (5,993)             (1,935)
Cash and cash equivalents at beginning of period                                    27,832              46,509
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $  21,839          $   44,574
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and their subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at April 30, 1997 and the consolidated results of its operations and cash flows for the three month period ended April 30, 1997 and 1996. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1997, as set forth in the Company's Form 10-K Annual Report. Operating results for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

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

3.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                    April 30, 1997         January 31, 1997
                                    ---------------------------------------
          Finished goods                 $  92,089                $  86,532
          Work in progress                   2,719                    3,352
          Raw materials                     15,463                   13,170
                                    ---------------------------------------
                                          $110,271                 $103,054

4.   SUBSEQUENT EVENTS

     On May 20, 1997, the Company acquired Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. The Company will issue 1,267,205 shares of its Common Stock as consideration and the acquisition will be accounted for as a pooling of interests.

     On June 4, 1997, the Company's Board of Directors declared a three-for-two stock split to be effected as a stock dividend, payable to holders of record of the Company's Common Stock as of the close of business on June 16, 1997.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

     Net sales in the first quarter ended April 30, 1997 rose 37.8% to $146,518,000 compared with $106,338,000 a year earlier. Virtually all of this increase was attributable to unit growth in sales of the Company's consumer everyday products, particularly scented candles and accessories. The Company's six core growth strategies: our "best" and "better" brands, namely Colonial Candle of Cape Cod, Mrs. Baker and Carolina Designs; PartyLite US; Ambria and Canterbury brands; Food service and religious segment; International markets; and selective acquisitions each contributed to the increased sales in the quarter ended April 30, 1997 when compared to the same period the prior year. Geographic expansion of PartyLite Gifts in the United States; sales of Ambria, the Company's line of coordinated home fragrance and decorative lighting products; and International experienced the greatest growth.

Gross Profit

     Gross profit in the first quarter ended April 30, 1997 increased $23,676,000, or 40.5% from $58,475,000 for the quarter ended April 30, 1996 to $82,151,000. Gross profit margin increased from 55.0% for the quarter ended April 30, 1996 to 56.1% for the quarter ended April 30, 1997. The increase of gross profit percentage is attributable to channels of distribution mix, expanded sales of higher margin scented candles and related candle accessories and efficiencies generated by manufacturing and distribution facilities. The Company is also benefiting from the capital expenditures made over the last two years.

Selling and Shipping Expense

     Selling and shipping expense increased $14.0 million, or 38.6%, from $36.3 million in the quarter ended April 30, 1996 (34.2% of net sales), to $50.3 million in the quarter ended April 30, 1997 (34.4% of net sales). The increases were primarily attributable to increased sales to the consumer market, particularly sales through the Company's home party plan direct selling activities, in which sales expenses, as a percentage of net sales, are relatively higher. In addition, the Company's consumer products generally require a higher level of product development, business development and sales and marketing expense than the Company's food service and religious products. Finally, the Company benefited from its ability to spread selling and shipping expenses against a larger amount of net sales.

Administrative Expense

     Administrative expense increased $3.4 million, or 34.0%, from $10.0 million in the quarter ended April 30, 1996 (9.4% of net sales) to $13.4 million in the quarter ended April 30, 1997 (9.1% of net sales). Such increases were a result of increases in personnel (from approximately 325 administrative employees at April 30, 1996 to approximately 387 administrative employees at April 30, 1997), substantially improved information and data processing capabilities and increases in leased and owned office space. In connection with anticipated growth in its consumer product sales, which generally require somewhat greater administrative expenditures, the Company expects further increases in administrative expenses due to expected increases in the number of employees. The Company also expects additional infrastructure spending associated with improvements in information and administrative support systems.

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Interest Expense

     Interest expense for the three months ended April 30, 1997 was $610,000 compared to $534,000 for the same period in the prior year.

Income Taxes

     The effective income tax rate for the quarters ended April 30, 1997 and 1996 was approximately 40.0%.

Net Earnings

     As a result of the foregoing, net earnings increased $3,607,000, or 49.8% from the quarter ended April 30, 1996 to $10,855,000 for the quarter ended April 30, 1997.

     Earnings per share based upon the weighted average number of shares outstanding for the quarter ended April 30, 1997 increased $0.11 or 47.8% to $0.34 compared to $0.23 for the quarter ended April 30, 1996.

Liquidity and Capital Resources

     Operating assets and liabilities increased from January 31, 1997 to April 30, 1997 due to the Company's internally generated growth. Inventory increased from $103.1 million at January 31, 1997 to $110.3 million at April 30, 1997. Measured in terms of number of days' worth of cost of goods sold, inventory decreased from 166 days' worth of inventory at the end of fiscal 1997 to 154 days' worth of inventory at April 30, 1997. Accounts receivable increased $2.4 million, or 6.9% from $35.0 million at the end of fiscal 1997 to $37.4 million at April 30, 1997 due to sales growth. Accounts payable and accrued expenses decreased $.4 million, or 0.7% from $57.8 million at the end of fiscal 1997 to $57.4 million at April 30, 1997. The decrease in accounts payable and accrued expenses reflects the normal payment pattern of operating expenses.

     Capital expenditures for property, plant and equipment were $13.7 million in the three months ended April 30, 1997. Capital expenditures were primarily investments in new plant and equipment, new office building and improvements to existing plant and equipment. The Company anticipates capital spending of approximately $50.0 million for fiscal 1998, of which approximately $10.0 million will be used for the new candle manufacturing facility in Cumbria, England, approximately $9.0 million will be used for a new office building in Plymouth, Massachusetts and approximately $5.0 million for the new distribution facility in Elkin, North Carolina, with the balance of approximately $26.0 million to be used for machinery and equipment and increases in and upgrades to machinery and equipment in existing facilities.

     On May 20, 1997, the Company acquired Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. The Company will issue 1,267,205 shares of its Common Stock as consideration and the acquisition will be accounted for as a pooling of interests.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Liquidity and Capital Resources (CONTINUED)

     The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand its existing business. The Company expects to effect one or more such acquisitions in the next twelve months although the Company currently has no arrangements, agreements or understandings with respect to any such acquisitions.

     The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable required to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility described below, and the $20.0 million and $15.0 million credit facilities relating to the Elkin and Cumbria plants, will be sufficient to fund its operating requirements, capital expenditures and all other obligations for the next twelve months.

     The Company has a Credit Facility with Harris Trust and Savings Bank ("Harris") and Bank of America Illinois (the "Banks") pursuant to which the Banks have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $21.0 million to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Harris' prime rate (8.50% at April 30, 1997) or at LIBOR plus 0.40%. In connection with the Credit Facility, the Company pays a commitment fee of 0.125% per annum on the unused portion of the revolving credit facility. The Credit Facility contains standard covenants, including maintenance of certain financial ratios and limitations on certain restricted payments, including dividends. The Company does not believe that such covenants will have a material effect on its operations.

     In fiscal 1997, the Company entered into a $20.0 million unsecured credit facility in order to finance the construction and equipment associated with the new Elkin, North Carolina distribution facility. This credit facility will convert into an amortizing term loan which will be payable over a seven-year period ending in 2005. In April 1997, the Company entered into a $15.0 million, pound-denominated, unsecured credit facility in order to finance the construction and equipment associated with the new U.K. candle manufacturing facility. This credit facility will convert into an amortizing term loan which will be payable over a seven-year period ending in 2005.

     Net cash provided by operating activities amounted to $8.3 million for the three months ended April 30, 1997 compared to $12.5 million for the three months ended April 30, 1996. This change is due to normal fluctuations in inventory and accounts payable. At April 30, 1997, no indebtedness was outstanding under the Credit Facility and approximately $2.6 million of letters of credit were outstanding under the Credit Facility as of April 30, 1997.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Impact of Adoption of Recently Issued Accounting Standards

     In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128, which has an effective date of December 15, 1997, is not expected to have a significant impact on the Company's reported earnings per share.

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


Item 4.   Submission of Matters to a Vote of Security Holders
          None


Item 5.   Other Information
          None


Item 6.   Exhibits and Reports on Form 8-K
          a)   Exhibits

                    11.  Statement regarding computation of per share earnings

                    27.  Financial data schedule

          b)   Reports on Form 8-K
                    The Company filed a Form 8-K, dated April 11, 1997, reporting a change in the Company's primary independent auditors.

                    The Company filed a Form 8-K, dated April 29, 1997, reporting additional information relating to the change in the Company's primary independent auditors.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   BLYTH INDUSTRIES, INC.



     Date:     June 13, 1997       By: /s/ Robert B. Goergen
                                   ---------------------------------------
                                   Robert B. Goergen
                                   Chief Executive Officer




     Date:     June 13, 1997       By: /s/ Howard E. Rose
                                   ---------------------------------------
                                   Howard E. Rose
                                   Vice President and
                                   Chief Financial Officer

                          EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                        PAGE NO.

11.      Statement regarding computations of per share earnings      N/A

27.      Financial data schedule                                     N/A