Form 10-Q
period 1997-07-31
BLYTH INDUSTRIES INC
filed 1997-09-15
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED JULY 31, 1997


                           Commission file number 1-13026



                               BLYTH INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                    36-2984916
        (State or other jurisdiction          (IRS Employer Identification No.)
      of incorporation or organization)

                100 FIELD POINT ROAD, GREENWICH, CONNECTICUT  06830
            (Address of principal executive offices)      (Zip Code)

                                    (203) 661-1926
                    (Registrant's telephone number, including area code)

                                     NOT APPLICABLE
                    (Former name, former address and former fiscal year,
                            if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     X          No
                                                   ___________       __________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   49,071,631 COMMON SHARES AS OF AUGUST 29, 1997.

                              BLYTH INDUSTRIES, INC.

                                      INDEX
                                                                          Page

Form 10-Q Cover Page  ....................................................  1

Form 10-Q Index ..........................................................  2


Part I.   Financial Information:

     Item 1.   Financial Statements:
                    Consolidated Balance Sheets ..........................  3

                    Consolidated Statements of Earnings ................  4,5

                    Consolidated Statements of Stockholders' Equity ......  6

                    Consolidated Statements of Cash Flows ................  7

                    Notes to Consolidated Financial Statements .........  8,9

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations ......... 10-13


Part II.  Other Information

     Item 1.   Legal Proceedings ........................................  14

     Item 2.   Changes in Securities ....................................  14

     Item 3.   Defaults upon Senior Securities ..........................  14

     Item 4.   Submission of Matters to a Vote of Security Holders ......  14

     Item 5.   Other Information ...................................... 15,16

     Item 6.   Exhibits and Reports on Form 8-K .........................  17


Signatures ..............................................................  18

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES

----------------------------------------------------------------------------
                                                   July 31,     January 31,
(In thousands, except share data)                    1997           1997
----------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  9,230       $  27,832
Accounts receivable, less allowance for
    doubtful receivables of $1,017 and $1,054,
    respectively                                     36,442          40,558
Inventories (Note 3)                                139,899         112,427
Prepaid expenses                                      1,013             323
Deferred income taxes                                 2,242           1,000
----------------------------------------------------------------------------
    Total current assets                            188,826         182,140

PROPERTY, PLANT AND EQUIPMENT
    Less accumulated depreciation
    ($35,818 and $30,532, respectively)             142,185         104,850

OTHER ASSETS
Investments                                           5,761           4,991
Excess of cost over fair value of assets
    acquired, net of accumulated amortization
    of $1,907 and $1,493, respectively               11,009          11,146
Deposits                                                903             752
----------------------------------------------------------------------------
                                                 $  348,684      $  303,879
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank line of credit                              $    7,800      $    4,440
Current maturities of long-term debt                    655           1,985
Accounts payable                                     36,703          36,358
Accrued expenses                                     23,678          25,265
Income taxes                                            246             601
----------------------------------------------------------------------------
    Total current liabilities                        69,082          68,649
DEFERRED INCOME TAXES                                 6,000           4,900
LONG-TERM DEBT, less current maturities              61,630          38,279
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED,
    NET OF ACCUMULATED AMORTIZATION OF $631 AND
    $571 RESPECTIVELY                                   773             833
MINORITY INTEREST                                     1,113           1,501
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 10,000,000 shares
     of $0.01 par value; no shares issued
     and outstanding                                      -               -
Common stock, authorized 100,000,000 shares of $0.02
     par value; issued and outstanding, 49,071,631 and
     48,921,518, respectively                           654             651
Additional contributed capital                       92,155          89,522
Retained earnings                                   117,277          99,544
----------------------------------------------------------------------------
                                                    210,086         189,717
----------------------------------------------------------------------------
                                                 $  348,684      $  303,879
============================================================================
              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                                       (Unaudited)
----------------------------------------------------------------------------

SIX MONTHS ENDED JULY 31 (In thousands, except per share data)

                                                       1997            1996
----------------------------------------------------------------------------
Net sales                                        $  292,769      $  219,790
Cost of goods sold                                  129,572         100,288
----------------------------------------------------------------------------
     Gross profit                                   163,197         119,502
Selling and Shipping                                 97,585          72,070
Administrative                                       29,314          22,873
----------------------------------------------------------------------------
                                                    126,899          94,943
----------------------------------------------------------------------------
     Operating profit                                36,298          24,559
Other expense (income)
     Interest expense                                 1,999           1,584
     Interest income                                   (302)           (698)
     Equity in (earnings) loss of investees              90            (107)
     Non-recurring transaction costs of
        acquired company                              5,173               -
----------------------------------------------------------------------------
                                                      6,960             779
----------------------------------------------------------------------------
     Earnings before income tax expense and
        minority interest                            29,338          23,780
Income tax expense                                   11,618           9,586
----------------------------------------------------------------------------
     Earnings before minority interest               17,720          14,194
Minority interest                                       (13)             30
----------------------------------------------------------------------------
NET EARNINGS                                      $  17,733       $  14,164
============================================================================
Net earnings per common and common
     equivalent share                               $  0.36         $  0.29
============================================================================
Weighted average number of shares outstanding        49,523          48,473
============================================================================

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Unaudited)
----------------------------------------------------------------------------
THREE MONTHS ENDED JULY 31 (In thousands, except per share data)

                                                       1997            1996
----------------------------------------------------------------------------
Net sales                                        $  137,709      $  107,106
Cost of goods sold                                   60,375          48,676
----------------------------------------------------------------------------
    Gross profit                                     77,334          58,430
Selling and Shipping                                 46,068          35,041
Administrative                                       14,456          11,624
----------------------------------------------------------------------------
                                                     60,524          46,665
----------------------------------------------------------------------------
    Operating profit                                 16,810          11,765
Other expense (income)
    Interest expense                                  1,095             797
    Interest income                                     (76)           (290)
    Equity in (earnings) loss of investees              171             (26)
    Non-recurring transaction costs of
       acquired company                               5,173               -
----------------------------------------------------------------------------
                                                      6,363             481
----------------------------------------------------------------------------
       Earnings before income tax expense and
          minority interest                          10,447          11,284
Income tax expense                                    4,003           4,549
----------------------------------------------------------------------------
       Earnings before minority interest              6,444           6,735
Minority interest                                        25              28
----------------------------------------------------------------------------
Net earnings                                       $  6,419        $  6,707
============================================================================
Net earnings per common and common
     equivalent share                               $  0.13         $  0.14
============================================================================
Weighted average number of shares outstanding        49,600          48,509
============================================================================

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
JULY 31, (In thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                Additional                                   Total
                                                      Common Stock             contributed         Retained           Stockholders'
                                                  Shares       Amount             capital          earnings                 equity
----------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JULY 31, 1996:

Balance, February 1, 1996                     47,813,693       $  639          $  88,701         $  51,951               $ 141,291

Net earnings for the period                            -            -                  -            14,164                  14,164

Common stock issued in connection with
   exercise of stock options and other            91,271            2                630                 -                     632
                                              ------------------------------------------------------------------------------------
Balance, July 31, 1996                        47,904,964       $  641          $  89,331         $  66,115              $  156,087
==================================================================================================================================

FOR THE SIX MONTHS ENDED JULY 31, 1997:

Balance, February 1, 1997                     48,921,518       $  651          $  89,522         $  99,544               $ 189,717

Net earnings for the period                                                                         17,733                  17,733

Endar options exercised prior to
    Endar acquisition                            108,713            2              2,296                                     2,298

Common stock issued in connection with
   exercise of stock options and other            41,400            1                337                 -                     338
                                              ------------------------------------------------------------------------------------
Balance, July 31, 1997                        49,071,631       $  654          $  92,155        $  117,277               $ 210,086

==================================================================================================================================
                                                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

----------------------------------------------------------------------------
SIX MONTHS ENDED JULY 31 (In thousands)                1997            1996
----------------------------------------------------------------------------

Cash flows from operating activities:
Net earnings                                      $  17,733          14,164
Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                   5,918           4,242
      Deferred income taxes                            (142)            500
      Equity in earnings of investees                    90            (107)
      Minority interest                                 (13)             30
      Changes in operating assets and liabilities,
         net of effect of business acquisition:
           Accounts receivable                        4,116          (5,120)
           Inventories                              (27,472)        (33,332)
           Prepaid expenses                            (690)             96
           Other assets                                (151)           (109)
           Accounts payable                             345           6,093
           Accrued expenses                          (1,587)          4,142
           Income taxes                                (473)            692
----------------------------------------------------------------------------
             Total adjustments                      (20,059)        (22,873)
----------------------------------------------------------------------------
             Net cash used in operating activities   (2,326)         (8,709)
Cash flows from investing activities:
           Purchases of property, plant,
             and equipment                          (42,827)        (15,793)
           Investments in investees                    (814)              -
           Purchase of businesses net of
             cash acquired                             (652)         (8,893)
----------------------------------------------------------------------------
             Net cash used in investing activities  (44,293)        (24,686)
----------------------------------------------------------------------------
Cash flows from financing activities:
           Proceeds from issuance of common stock       338             533
           Borrowings from bank line of credit       30,450           7,718
           Repayments on bank line of credit        (27,090)         (4,600)
           Proceeds from issuance of long-term debt  30,000               -
           Payments on long-term debt                (5,681)           (321)
----------------------------------------------------------------------------
             Net cash provided by
               financing activities                  28,017           3,330
----------------------------------------------------------------------------
             Net decrease in cash                   (18,602)        (30,065)
Cash and cash equivalents at beginning of period     27,832          46,149
----------------------------------------------------------------------------
Cash and cash equivalents at end of period         $  9,230       $  16,084
============================================================================

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and their subsidiaries. All significant inter-company accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at July 31, 1997 and the consolidated results of its operations and cash flows for the three and six month periods ended July 31, 1997 and 1996. In June 1997, the Company effected a three-for-two stock split in the form of a stock dividend. All share quantities, per share amounts and options data have been retroactively restated to reflect the stock split. As a result of the May 1997 pooling transaction, as described in
     Note 2 below, all consolidated financial statements and related schedules presented for the three and six month periods ended July 31, 1997 and 1996 and the year ended January 31, 1997 have been adjusted to include the results of operations and financial position of Endar Corp., and all share quantities and per share amounts give effect to the Endar acquisition. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1997, as set forth in the Company's Form 10-K Annual Report. Operating results for the six months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

2.   BUSINESS ACQUISITIONS

     On May 20, 1997 the Company acquired Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. The Company issued 1,900,786 shares of its common stock as consideration. This transaction was accounted for as a pooling of interests.

     The accompanying financial statements contain information for the period of February 1, 1997 to May 20, 1997 which was prior to the acquisition. All such information was derived from the separate statements of the Company and Endar. Operating revenue and net earnings for the individual entities for the period preceding the merger was as follows:

                                            Company       Endar      Combined
                                ---------------------------------------------
         PERIOD ENDED
         MAY 20, 1997:
         Operating revenue                 $196,229      $9,540      $205,769
         Net earnings                        14,674      (2,857)       11,817

     The net earnings of Endar for the period ended May 20, 1997 include one-time non-recurring transaction costs of $3.1 million after income taxes.

3.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                        July 31, 1997         January 31, 1997
                                     -----------------------------------------
             Finished goods                $  117,688                $  92,156
             Work in progress                   2,766                    3,352
             Raw materials                     19,445                   16,919
                                     -----------------------------------------
                                           $  139,899               $  112,427

                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

4.   DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

     The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures and on Canadian operations. The Company does not hold or issue derivative financial instruments for trading purposes.

     With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian operations, gain or loss on such hedges are recognized in income in the period in which the underlying hedged transaction occurs. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into income.

     For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flows with the items being hedged.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

     Net sales increased $73.0 million, or 33.2%, from $219.8 million in the first six months of fiscal 1997 to $292.8 million in the first six months of fiscal 1998. Net sales increased $30.6 million, or 28.6%, from $107.1 million in the quarter ended July 31, 1996 to $137.7 million in the quarter ended July 31, 1997. Virtually all of these increases were attributable to unit growth in sales of the Company's consumer everyday products, particularly scented candles and accessories. In particular, three areas of the business experienced the highest growth rate for the three and six months ended July 31, 1997: PartyLite Gifts, our party plan direct seller in the United States; International, particularly Europe and Canada; and Consumer retail sales. Several factors contributed to the increase in unit sales. The increase in sales to new domestic customers was attributable to improved penetration of existing channels of distribution and to geographic expansion in the United States, particularly by the Company's direct selling activities. International sales, including sales in Canada, grew at a faster rate than the Company as a whole, and accounted for approximately 29% of the net sales increase. International sales accounted for approximately 16% of total net sales for the six months ended July 31, 1997. The net sales increase was partially offset by the lower than expected sales of patio and outdoor products due to the unseasonably cool weather in the Spring and early Summer months in the Northeast and Midwest. Although, as indicated in the notes to the financial statements, the Company's net sales for all periods give effect to the acquisition of Endar Corp., the net sales of Endar did not have a material impact on the Company's net sales.

     Sales of scented candles, which are typically higher gross profit margin products, also continued to grow at a substantially faster rate than unscented products. Consumable products (which consist of candles, potpourri and home fragrance products) accounted for approximately 65% of the Company's net sales for the six months ended July 31, 1997. Candle accessories continued to account for the balance of net sales.

Gross Profit

     Gross profit increased $43.7 million, or 36.6%, from $119.5 million in the first six months of fiscal 1997 to $163.2 million in the first six months of fiscal 1998. Gross profit margin increased from 54.4% for the first six months of fiscal 1997 to 55.7% for the first six months of fiscal 1998. Gross profit increased $18.9 million, or 32.4%. from $58.4 million in the quarter ended July 31, 1996 to $77.3 million in the quarter ended July 31, 1997. Gross profit margin increased from 54.5% for the quarter ended July 31, 1996 to 56.1% for the quarter ended July 31, 1997. Such increases were due, in substantial part, to the continued increased sales of the Company's products to the consumer market, which products generally carry higher gross profit margins than other of the Company's products, as well as to a continued shift in the mix of the Company's products for the consumer market to a greater percentage of higher gross profit margin products, such as scented candles and candle accessories. In fiscal 1998, the Company experienced cost benefits from continuing capital investments in process and technology improvements.

Selling and Shipping Expense

     Selling and shipping expense increased $25.5 million, or 35.4%, from $72.1 million in the first six months of fiscal 1997 (32.8% of net sales), to $97.6 million in the first six months of fiscal 1998 (33.3% of net sales). Selling and shipping expense increased $11.1 million, or 31.7%, from $35.0 million in the quarter ended July 31, 1996 (32.7% of net sales), to $46.1 million in the quarter ended July 31, 1997 (33.5% of net sales). The decrease in selling and shipping expense as a percentage of net sales was attributable to lower spending in fiscal 1998, compared to higher selling expenses in fiscal 1997 related to fixtures and business development due to the introduction of Ambria, Colonial Candle of Cape Cod and Mrs. Baker brands for Hallmark.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Administrative Expense

     Administrative expense increased $6.4 million, or 27.9%, from $22.9 million in the first six months of fiscal 1997 (10.4% of net sales) to $29.3 million in the first six months of fiscal 1998 (10.0% of net sales). Administrative expense increased $2.9 million, or 25.0%, from $11.6 million in the quarter ended July 31, 1996 (10.8% of net sales) to $14.5 million in the quarter ended July 31, 1997 (10.5% of net sales). Such increases were a result of increases in personnel (from approximately 386 administrative employees at July 31, 1996 to approximately 483 administrative employees at July 31, 1997) and substantially increased spending for new computer systems company-wide which are expected to be year 2000 compliant. In connection with anticipated growth in its consumer product sales, which generally require somewhat greater administrative expenditures, the Company expects further increases in administrative expenses due to expected increases in the number of employees.

Non-recurring Transaction Costs of Acquired Company

     Endar Corp. incurred one-time, non-recurring transaction costs of approximately $5.1 million prior to its acquisition by the Company. These one-time, non-recurring transaction costs consisted of a non-cash exercise of options, payment of bonuses and payment of legal and professional fees.

Interest Expense

     Interest expense increased $0.4 million, or 25.0%, from $1.6 million in the first six months of fiscal 1997 to $2.0 million in the first six months of fiscal 1998. Interest expense increased $0.3 million, or 37.5%, from $0.8 million in the quarter ended July 31, 1996 to $1.1 in the quarter ended July 31, 1997. Interest expense was higher primarily due to the borrowing under the $20.0 million Elkin Term loan and $15.0 million Cumbria Term loan during fiscal 1998 as further described below.

Income Tax Expense

     Income tax expense increased $2.0 million, or 20.8%, from $9.6 million in the first six months of fiscal 1997 to $11.6 million in the first six months of fiscal 1998. Income tax expense decreased $0.5 million, or 11.1%, from $4.5 million in the quarter ended July 31, 1996 to $4.0 million in the quarter ended July 31, 1997. The effective income tax rate was approximately 40.0% for the first six months of fiscal 1998 and fiscal 1997.

Net Earnings

     As a result of the foregoing, net earnings increased $3.5 million, or 24.6%, from $14.2 million in the first six months of fiscal 1997 to $17.7 million in the first six months of fiscal 1998. Net earnings decreased $0.3 million, or 4.5%, from $6.7 million in the quarter ended July 31, 1996 to $6.4 million in the quarter ended July 31, 1997 due to the one-time, non-recurring transaction costs incurred by Endar prior to the acquisition, of $3.1 million after income taxes.

     Earnings per share based upon the weighted average number of shares outstanding for the six months ended July 31, 1997 were $0.36 compared to $0.29 for the same period last year. Earnings per share for the quarter ended July 31, 1997 were $0.13 compared to $0.14 for the quarter ended July 31, 1996. Earnings per share have been restated for a 3 for 2 stock split effected as a stock dividend in June 1997 and to include the shares issued in connection with the acquisition of Endar Corp.

     As a result of the aforementioned one-time, non-recurring transaction costs incurred by Endar prior to the acquisition, earnings per share decreased $.07 for the three and six month periods ended July 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Operating assets and liabilities increased from January 31, 1997 to July 31, 1997 due to the Company's internally generated growth. Measured in terms of number of days' worth of cost of goods sold, inventory decreased from 199 days' worth of inventory at July 31, 1996 to 194 days' worth of inventory at July 31, 1997. When compared to January 31, 1997 inventory increased from 165 days' worth of inventory at the end of fiscal 1997 to 194 days' worth of inventory at July 31, 1997. Inventory increased from $112.4 million at January 31, 1997 to $139.9 million at July 31, 1997. This increase was primarily due to the build up of inventory to meet increased demand and maintain a high level of customer service during the second six months of fiscal 1998. Accounts receivable decreased $4.2 million, or 10.3%, from $40.6 million at the end of fiscal 1997 to $36.4 million at July 31, 1997. Accounts payable and accrued expenses decreased $1.2 million, or 1.9%, from $61.6 million at the end of fiscal 1997 to $60.4 million at July 31, 1997. The decrease in accounts payable and accrued expenses reflects the normal payment pattern of operating expenses.

     Capital expenditures for property, plant and equipment were $42.8 million in the first six months of fiscal 1998. The Company anticipates total capital spending of approximately $50.0 million for fiscal 1998, of which approximately $16.0 million will be used for the new candle manufacturing facility in Cumbria, England, approximately $10.0 million will be used for a new office building in Plymouth, Massachusetts and approximately $5.0 million for the new distribution facility in Elkin, North Carolina, with the balance of approximately $19.0 million to be used for upgrades to machinery and equipment in existing facilities and computer hardware and software.

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

     The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company is building its inventory to meet increased demand. The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility described below and the $20.0 million and $15.0 million credit facilities relating to the Elkin and Cumbria plants will be sufficient to fund its operating requirements, capital expenditures and all other obligations for the next twelve months. However, the Company is also evaluating the terms and conditions of a possible new credit facility which would replace the existing facilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

     In August 1997, the Company extended and improved the terms of its credit facility (the "Credit Facility") with Harris Trust and Savings Bank ("Harris") and the Bank of America Illinois (together with Harris, the "Banks") through November 30, 1998. Pursuant to the Credit Facility the Banks have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $35.0 million to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company. Amounts which may be outstanding under the Credit Facility bear interest, at the Company's option, at Harris' prime rate (8.50% at July 31, 1997) or at LIBOR plus 0.40%. In connection with the Credit Facility, the Company pays a commitment fee of 0.125% per annum on the unused portion of the revolving credit facility. The Credit Facility contains standard covenants, including maintenance of certain financial ratios and limitations on certain restricted payments, including dividends. The Company does not believe that such covenants will have a material adverse effect on its operations.

     Net cash used in operating activities amounted to $2.3 million in the first six months of fiscal 1998 compared to $8.7 million in the first six months of fiscal 1997. At July 31, 1997, $7.8 million was outstanding under the Credit Facility and approximately $3.4 million face amount of letters of credit were outstanding under the Credit Facility as of July 31, 1997.

Impact of Adoption of  Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128, which is effective for financial statements ending after December 15, 1997, is not expected to have a significant impact on the Company's reported earnings per share.

     Also in February 1997 the FASB issued Statement No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure," which is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards.
      The financial statements of the Company are prepared in accordance with the requirements of SFAS 129.

     In June 1997 the FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 8, Elements of Financial Statements as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income, and is evaluating the effects of this pronouncement.

     Also in June 1997 the FASB issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the effects of this pronouncement.

Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          None


Item 2.   Changes in Securities
          (a), (b) None

          (c) During the most recently completed fiscal quarter, the Registrant issued an aggregate of 1,900,786 shares of Common Stock (as adjusted to give effect to the Company's three-for-two stock split effected as a stock dividend) to the 20 former shareholders and warrantholders of Endar Corp., which the Company acquired on May 20, 1997 pursuant to a merger of a wholly-owned subsidiary of the Company with and into Endar Corp., with Endar Corp. being the surviving corporation in the merger. The issuance of Common Stock to such shareholders and warrantholders was effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.


Item 3.   Defaults upon Senior Securities
          None


Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were voted upon at the Annual Meeting of Stockholders held on June 4, 1997, and received the votes set forth below:

          1) Each of the following persons nominated was elected to serve as director and received the number of votes set opposite his or her name:

                                       For                Against     Withheld
                                ----------------------------------------------

              Roger A. Anderson      41,617,599               0         67,391
              Pamela M. Goergen      41,617,425               0         67,565
              Roger H. Morley        41,617,566               0         67,424

          2) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent certified public accountants received 41,610,725 votes for, 61,897 votes against, and 12,368 votes withheld.

Part II.  OTHER INFORMATION


Item 5.   Other Information

     The Company is including the following cautionary statement in this Report to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company and its representatives may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the following cautionary statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward- looking statements. Such forward-looking statements are expected to be based on various assumptions, many of which are based, in turn, upon further assumptions. There can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere in this Report and in the Company's other public filings and statements, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the Company's forward- looking statements. The Company disclaims any obligation to update any forward-looking statements, or the following factors, to reflect events or circumstances after the date of this Report.

Risk of Inability to Maintain Growth Rate

     The Company has grown substantially in recent years. The Company expects that its future growth will continue to be generated primarily by sales to the faster growing consumer market, rather than the food service and religious markets, which have grown more slowly than the consumer market and which the Company expects will continue to do so. The Company believes that its ability to continue to grow at a rate comparable to its historic growth rate will depend on continuing market acceptance of its existing products, the successful development and introduction of new products, the increase in production and distribution capacity to meet demand and the continued successful implementation of its strategy. The candle industry is driven by consumer tastes. Accordingly, there can be no assurance that the Company's existing or future products will maintain or achieve market acceptance. Although the Company's strategy has been successful to date, the Company expects that, as the Company grows, it will become more difficult to maintain its growth rate. In addition, the Company has grown in part through acquisitions and there can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or successfully
     to integrate acquired operations.   No assurance can be given that the
     Company will continue to grow at a rate comparable to its historic growth rate.

Part II.  OTHER INFORMATION

Ability to Respond to Increased Product Demand

     The Company's continuing and significant internal growth has necessitated increases in personnel, expansion of its production and distribution facilities and enhancement of its management information systems. The Company's ability to meet future demand for its products in a timely and efficient manner will be dependent upon its success in (1) training, motivating and managing new employees, including a number of new senior managers, (2) bringing new production and distribution facilities on line in a timely manner, (3) improving management information systems in order to continue to be able to respond promptly to customer orders and (4) improving its ability to forecast anticipated product demand in order to continue to fill customer orders promptly. If the Company were unable to meet future demand for its products in a timely and efficient manner, its operating results could be materially adversely affected.

Risks Associated with International Sales and Foreign-Sourced Products.

     The Company sources a portion of its candle accessories and decorative gift bags (which together accounted for approximately 35% of the Company's net sales in fiscal 1997) from independent manufacturers in the Pacific Rim, Europe and Mexico. In addition, since 1990, the Company's international business has grown at a faster rate than sales in the United States. The Company is subject to the following risks inherent in foreign sales and manufacturing: fluctuations in currency exchange rates; economic and political instability; transportation delays; difficulty in maintaining quality control; restrictive actions by foreign governments; nationalizations; the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes); and trade and foreign tax laws.

Dependence on Key Management Personnel

     The Company's success depends to a significant degree upon the continued contributions of its key management personnel, particularly its Chairman, Chief Executive Officer and President, Robert B. Goergen. The Company does not have employment contracts with any of its key management personnel, nor does the Company maintain any key person life insurance policies. The loss of any of the Company's key management personnel could have a material adverse effect on the Company.

Competition

     The Company's business is highly competitive, both in terms of price and new product introductions. The candle and fragrance products industry is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry to the candle and fragrance products industry, the Company may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to the Company. From time to time during the year-end holiday season, the Company experiences competition from candles manufactured in foreign countries, particularly China. In addition, certain of the Company's competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

              11.  Statement regarding computation of per share earnings.

              27. Financial data schedule as of and for the period ended July 31, 1997.

          b)  Reports on Form 8-K

              During the fiscal quarter ended July 31, 1997, the Company filed the following Current Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K on May 2, 1997 to report information relating to the Company's change in certified public accountants.

              The Company filed a Current Report on Form 8-K on May 21, 1997 to report the Company's acquisition of Endar Corp.

              The Company filed a Current Report on Form 8-K on June 3, 1997 to attach the Company's earnings release relating to the Company's results of operations for the fiscal quarter ended April 30, 1997.

              The Company filed a Current Report on Form 8-K on June 5, 1997 to report the declaration by the Company's Board of Directors of a three-for-two stock split effected as a stock dividend.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        BLYTH INDUSTRIES, INC.



   Date:     September 15, 1997         By:/s/ Robert B. Goergen
                                           ---------------------
                                        Robert B. Goergen
                                        Chief Executive Officer

   Date:    September 15, 1997          By:/s/ Howard E. Rose
                                           ------------------
                                        Howard E. Rose
                                        Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                  PAGE NO.

11.            Statement regarding computations of             N/A
               per share earnings.

27.            Financial data schedule as of and               N/A
               for the period ended July 31, 1997.