Form 10-Q
period 1997-10-17
BLYTH INDUSTRIES INC
filed 1997-12-15
CIK 921503

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED OCTOBER 31, 1997


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

                49,077,631 COMMON SHARES AS OF NOVEMBER 28, 1997

                     BLYTH INDUSTRIES, INC.

                             INDEX

                                                             Page
                                                             ----

Form 10-Q Cover Page............................................1

Form 10-Q Index.................................................2


Part I.   Financial Information:

   Item 1.  Financial Statements:
               Consolidated Balance Sheets......................3

               Consolidated Statements of Earnings............4,5

               Consolidated Statements of Stockholders' Equity..6

               Consolidated Statements of Cash Flows............7

               Notes to Consolidated Financial Statements.......8

   Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations..................................9-12


Part II.  Other Information

   Item 1. Legal Proceedings...................................13

   Item 2. Changes in Securities...............................13

   Item 3. Defaults upon Senior Securities.....................13

   Item 4. Submission of Matters to a Vote of Security Holders.13

   Item 5. Other Information................................13-15

   Item 6. Exhibits and Reports on Form 8-K....................15


Signatures.....................................................16

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                      OCTOBER 31,    JANUARY 31,
(In thousands, except share data)                            1997           1997
--------------------------------------------------------------------------------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $  16,244      $ 27,832
Accounts receivable, less allowance for doubtful
 receivables of $1,034 and $1,054, respectively            73,179         40,558
Inventories (Note 3)                                      136,900        112,427
Prepaid expenses                                              389            323
Deferred income taxes                                       2,342          1,000
--------------------------------------------------------------------------------
 Total current assets                                     229,054        182,140

PROPERTY, PLANT AND EQUIPMENT
 Less accumulated depreciation ($38,817 and $30,532
   respectively)                                          154,947        104,850

OTHER ASSETS
Investments                                                 6,183          4,991
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $2,120 and $1,493
   respectively                                            10,798         11,146
Deposits (Note 2)                                          16,090            752
--------------------------------------------------------------------------------
                                                        $ 417,072      $ 303,879
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank line of credit                                     $      --      $   4,440
Current maturities of long-term debt                        1,931          1,985
Accounts payable                                           35,330         36,358
Accrued expenses                                           31,288         25,265
Income taxes                                                3,520            601
--------------------------------------------------------------------------------
 Total current liabilities                                 72,069         68,649
DEFERRED INCOME TAXES                                       6,550          4,900
LONG-TERM DEBT, less current maturities                   106,599         38,279
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, NET OF
   ACCUMULATED AMORTIZATION OF $661 AND $571 RESPECTIVELY     743            833
MINORITY INTEREST                                           1,379          1,501
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 10,000,000 shares of $0.01
 par value; no shares issued and outstanding                   --             --
Common stock, authorized 100,000,000 shares of $0.02
 par value; issued and outstanding, 49,077,631 and
 48,921,518, respectively                                     981            651
Additional contributed capital                             92,175         89,522
Retained earnings                                         136,576         99,544
--------------------------------------------------------------------------------
                                                          229,732        189,717
--------------------------------------------------------------------------------
                                                        $ 417,072      $ 303,879
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NINE MONTHS ENDED OCTOBER 31 (In thousands, except per share data)

                                                             1997           1996
--------------------------------------------------------------------------------

Net sales                                              $  485,226    $  373,312
Cost of goods sold                                        215,424       170,838
--------------------------------------------------------------------------------
  Gross profit                                            269,802       202,474
Selling and shipping                                      156,369       116,597
Administrative                                             43,607        34,419
--------------------------------------------------------------------------------
                                                          199,976       151,016
--------------------------------------------------------------------------------
  Operating profit                                         69,826        51,458
Other expense (income)
  Interest expense                                          3,577         2,597
  Interest income                                            (486)         (748)
  Equity in earnings of investees                            (367)         (337)
  Non-recurring transaction costs of acquired company       5,173            --
--------------------------------------------------------------------------------
                                                            7,897         1,512
--------------------------------------------------------------------------------
  Earnings before income tax expense and minority interest 61,929        49,946
Income tax expense                                         24,316        20,125
--------------------------------------------------------------------------------
  Earnings before minority interest                        37,613        29,821
Minority interest                                             254           246
--------------------------------------------------------------------------------
NET EARNINGS                                            $  37,359     $  29,575
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net earnings per common and common
 equivalent share                                         $  0.75       $  0.61
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted average number of shares outstanding              49,544        48,394
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

THREE MONTHS ENDED OCTOBER 31 (In thousands, except per share data)

                                                                1997       1996
--------------------------------------------------------------------------------

Net sales                                              $  192,457    $  153,522
Cost of goods sold                                         85,852        70,550
--------------------------------------------------------------------------------
 Gross profit                                             106,605        82,972
Selling and shipping                                       58,784        44,527
Administrative                                             14,293        11,546
--------------------------------------------------------------------------------
                                                           73,077        56,073
--------------------------------------------------------------------------------
 Operating profit                                          33,528        26,899
Other expense (income)
 Interest expense                                           1,578         1,013
 Interest income                                             (184)          (50)
 Equity in earnings of investees                             (457)         (230)
--------------------------------------------------------------------------------
                                                              937           733
--------------------------------------------------------------------------------
 Earnings before income tax expense and minority interest  32,591        26,166
Income tax expense                                         12,698        10,539
--------------------------------------------------------------------------------
 Earnings before minority interest                         19,893        15,627
Minority interest                                             267           216
--------------------------------------------------------------------------------
NET EARNINGS                                            $  19,626     $  15,411
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net earnings per common and common
 equivalent share                                         $  0.40       $  0.32
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted average number of shares outstanding              49,590        48,436
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------------------

OCTOBER 31, (In thousands, except share data)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                        ADDITIONAL                        TOTAL
                                                               COMMON STOCK            CONTRIBUTED    RETAINED    STOCKHOLDERS'
                                                         SHARES            AMOUNT        CAPITAL      EARNINGS           EQUITY
-------------------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED OCTOBER 31, 1996:

Balance, February 1, 1996                              47,813,693         $  639      $  88,701      $  51,951    $   141,291

Net earnings for the period                                    --             --             --         29,575         29,575

Common stock issued in connection with
   exercise of stock options and other                     94,271              2            660             --            662
                                                      -------------------------------------------------------------------------

Balance, October 31, 1996                              47,907,964         $  641      $  89,361      $  81,526    $   171,528
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED OCTOBER 31, 1997:

Balance, February 1, 1997                              48,921,518         $  651      $  89,522      $  99,544    $   189,717

Net earnings for the period                                    --             --             --         37,359         37,359

Common stock issued in connection with 3 for 2
   stock split in the form of a dividend                       --            327             --           (327)            --

Endar options exercised prior to Endar acquisition        108,713              2          2,296             --          2,298

Common stock issued in connection with
   exercise of stock options                               47,400              1            357             --            358
                                                      -------------------------------------------------------------------------

Balance, October 31, 1997                              49,077,631         $  981      $  92,175     $  136,576    $   229,732
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
--------------------------------------------------------------------------------

NINE MONTHS ENDED OCTOBER 31 (In thousands)                 1997           1996

--------------------------------------------------------------------------------

Cash flows from operating activities:
Net earnings                                             $  37,359    $  29,575
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                              9,194        6,373
  Deferred income taxes                                        308          750
  Equity in earnings of investees                             (367)        (337)
  Minority interest                                            254          246
  Changes in operating assets and liabilities, net of
    effect of business acquisition:
      Accounts receivable                                  (32,621)     (37,437)
      Inventories                                          (24,473)     (34,068)
      Prepaid expenses                                         (66)         182
      Other assets                                            (338)         253
      Accounts payable                                      (1,032)       7,327
      Accrued expenses                                       6,023       14,737
      Income taxes                                           2,802        2,450
--------------------------------------------------------------------------------
        Total adjustments                                  (40,316)     (39,524)
--------------------------------------------------------------------------------
        Net cash used in operating activities               (2,957)      (9,949)

Purchases of property, plant, and equipment                (58,646)     (28,412)
Investments in investees                                      (814)          --
Purchase of businesses net of cash acquired                (15,652)      (8,893)
--------------------------------------------------------------------------------
        Net cash used in investing activities              (75,112)     (37,305)
--------------------------------------------------------------------------------

Proceeds from issuance of common stock                         358          563
Borrowings from bank line of credit                         81,500       26,812
Repayments on bank line of credit                          (85,940)     (14,465)
Proceeds from issuance of long-term debt                    75,467           --
Payments on long-term debt                                  (4,904)        (470)
--------------------------------------------------------------------------------
        Net cash provided by financing activities           66,481       12,440
--------------------------------------------------------------------------------
        Net decrease in cash                               (11,588)     (34,814)
Cash and cash equivalents at beginning of period            27,832       46,149
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  16,244    $  11,335
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and their subsidiaries. All significant inter-company accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at October 31, 1997 and the consolidated results of its operations and cash flows for the three and nine month periods ended October 31, 1997 and 1996. In June 1997, the Company effected a three-for-two stock split in the form of a stock dividend. All share quantities, per share amounts and options data have been retroactively restated to reflect the stock split. As a result of the May 1997 pooling transaction, in which the Company acquired Endar Corp., all consolidated financial statements and related schedules presented for the three and nine month periods ended October 31, 1997 and 1996 and the year ended January 31, 1997 have been adjusted to include the results of operations and financial position of Endar Corp., and all share quantities and per share amounts give effect to the Endar acquisition. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1997, as set forth in the Company's Form 10-K Annual Report. Operating results for the nine months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

2.   BUSINESS ACQUISITIONS

     In September 1997 the Company entered into a purchase and sale agreement to acquire the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- brand names from a division of the Colgate-Palmolive Company for approximately $70.0 million in cash. Under the terms of the agreement, the Company made a deposit payment of $15.0 million at the time of the announcement of the agreement. The transaction, which is expected to close by the end of December 1997, will be accounted for as a purchase and is not expected to have a material impact on the Company's results of operations in fiscal 1998.

3.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                     October 31, 1997     January 31, 1997
                                 -----------------------------------------
             Finished goods                  $115,819              $92,156
             Work in progress                   2,912                3,352
             Raw materials                     18,169               16,919
                                 -----------------------------------------
                                             $136,900             $112,427

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

     Net sales increased $111.9 million, or 30.0%, from $373.3 million in the first nine months of fiscal 1997 to $485.2 million in the first nine months of fiscal 1998. Net sales increased $39.0 million, or 25.4%, from $153.5 million in the quarter ended October 31, 1996 to $192.5 million in the quarter ended October 31, 1997. Virtually all of these increases were attributable to unit growth in sales of the Company's consumer everyday and seasonal holiday products, particularly scented candles and accessories. In particular, two areas of the business experienced the highest growth rate for the three and nine months ended October 31, 1997:
     PartyLite Gifts, our party plan direct seller in the United States; and International, particularly Europe and Canada. Several factors contributed to the increase in unit sales. The increase in sales to new domestic customers was attributable to improved penetration of select channels of distribution and to geographic expansion in the United States, particularly by the Company's direct selling activities. International sales, including sales in Canada, grew at a faster rate than the Company as a whole, and accounted for approximately 24% of the net sales increase. International sales accounted for approximately 15% of total net sales for the nine months ended October 31, 1997.

     Sales of scented candles, which are typically higher gross profit margin products, also continued to grow at a substantially faster rate than unscented products. Consumable products (which consist of candles, potpourri, and home fragrance products) accounted for approximately 65% of the Company's net sales for the nine months ended October 31, 1997.
     Candle accessories continued to account for the balance of net sales.

Gross Profit

     Gross profit increased $67.3 million, or 33.2%, from $202.5 million in the first nine months of fiscal 1997 to $269.8 million in the first nine months of fiscal 1998. Gross profit margin increased from 54.2% for the first nine months of fiscal 1997 to 55.6% for the first nine months of fiscal 1998. Gross profit increased $23.6 million, or 28.4%. from $83.0 million in the quarter ended October 31, 1996 to $106.6 million in the quarter ended October 31, 1997. Gross profit margin increased from 54.1% for the quarter ended October 31, 1996 to 55.4% for the quarter ended October 31, 1997. Such increases were due, in substantial part, to the continued increased sales of the Company's products to the consumer market, which products generally carry higher gross profit margins than other of the Company's products, as well as to a continued shift in the mix of the Company's products for the consumer market to a greater percentage of higher gross profit margin products, such as scented candles and candle accessories. In fiscal 1998, the Company experienced cost benefits from continuing capital investments in process and technology improvements.

Selling and Shipping Expense

     Selling and shipping expense increased $39.8 million, or 34.1%, from $116.6 million in the first nine months of fiscal 1997 (31.2% of net sales), to $156.4 million in the first nine months of fiscal 1998 (32.2% of net sales). Selling and shipping expense increased $14.3 million, or 32.1%, from $44.5 million in the quarter ended October 31, 1996 (29.0% of net sales), to $58.8 million in the quarter ended October 31, 1997 (30.5% of net sales). The increase in selling and shipping expense as a percentage of net sales was primarily attributable to non-recurring one time costs incurred during and after the United Parcel Service strike of approximately $2.0 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Administrative Expense

     Administrative expense increased $9.2 million, or 26.7%, from $34.4 million in the first nine months of fiscal 1997 (9.2% of net sales) to $43.6 million in the first nine months of fiscal 1998 (9.0% of net sales). Administrative expense increased $2.8 million, or 24.3%, from $11.5 million in the quarter ended October 31, 1996 (7.5% of net sales) to $14.3 million in the quarter ended October 31, 1997 (7.4% of net sales). Such increases were a result of increases in personnel (from approximately 373 administrative employees at October 31, 1996 to approximately 497 administrative employees at October 31, 1997). In connection with anticipated growth in its consumer product sales, which generally require somewhat greater administrative expenditures, the Company expects further increases in administrative expenses due to expected increases in the number of employees. Additionally, the Company expects increased spending to bring its computer systems into Year 2000 compliance and is currently completing its Year 2000 compliance strategy. The Company does not expect Year 2000 related expenses to be material.

Non-recurring Transaction Costs of Acquired Company

     Endar Corp. incurred one-time, non-recurring transaction costs of approximately $5.2 million prior to its acquisition by the Company. These one-time, non-recurring transaction costs consisted of a non-cash exercise of options, payment of bonuses and payment of legal and professional fees.

Interest Expense

     Interest expense increased $1.0 million, or 38.5%, from $2.6 million in the first nine months of fiscal 1997 to $3.6 million in the first nine months of fiscal 1998. Interest expense increased $0.6 million, or 60.0%, from $1.0 million in the quarter ended October 31, 1996 to $1.6 million in the quarter ended October 31, 1997. Such increases were attributable to the increased borrowing to fund working capital requirements, capital expenditures and the deposit paid for the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- brands.

Income Tax Expense

     Income tax expense increased $4.2 million, or 20.9%, from $20.1 million in the first nine months of fiscal 1997 to $24.3 million in the first nine months of fiscal 1998. Income tax expense increased $2.2 million, or 21.0%, from $10.5 million in the quarter ended October 31, 1996 to $12.7 million in the quarter ended October 31, 1997. The effective income tax rate decreased 1.0% from approximately 40.0% for the first nine months of fiscal 1997 to approximately 39.0% for the first nine months of fiscal 1998 due to growth in sales in countries with lower tax rates than in the U.S.

Net Earnings

     As a result of the foregoing, net earnings increased $7.8 million, or 26.4%, from $29.6 million in the first nine months of fiscal 1997 to $37.4 million in the first nine months of fiscal 1998. Excluding the one-time non-recurring transaction costs incurred by Endar prior to the date of acquisition, the net earnings for the nine months ended October 31, 1997 increased 36.8% compared to the same period the prior year. Net earnings increased $4.2 million, or 27.3%, from $15.4 million in the quarter ended October 31, 1996 to $19.6 million in the quarter ended October 31, 1997.

     Earnings per share based upon the weighted average number of shares outstanding for the nine months ended October 31, 1997 were $0.75 compared to $0.61 for the same period last year. Excluding the one-time non-recurring transaction costs incurred by Endar prior to the date of acquisition, the earnings per share were $0.82 for the nine month period ended October 31, 1997. Earnings per share for the quarter ended October 31, 1997 were $0.40 compared to $0.32 for the quarter ended October 31, 1996. Earnings per share have been restated for a 3 for 2 stock split effected as a stock dividend in June 1997 and to include the shares issued in connection with the acquisition of Endar Corp.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Operating assets and liabilities increased from January 31, 1997 to October 31, 1997 due to the Company's internally generated growth and from the Company's acquisition of Endar Corp. During the first nine months of fiscal 1998 the Company increased its inventory to meet increases in current and anticipated demand and expects to manage its inventory in the ordinary course for the balance of the fiscal year. Inventory increased from $112.4 million at January 31, 1997 to $136.9 million at October 31, 1997. Measured in terms of number of days' worth of cost of goods sold, inventory increased from 165 days' worth of inventory at the end of fiscal 1997 to 172 days' worth of inventory at October 31, 1997. As a result of shipments of products for the holiday season and the continued sales growth of the company's consumer everyday products during the third quarter, inventory decreased from 199 days' worth of inventory at July 31, 1997 to 172 days' worth of inventory at October 31, 1997. Accounts receivable increased $32.6 million, or 80.3%, from $40.6 million at the end of fiscal 1997 to $73.2 million at October 31, 1997. Such increase is due to normal seasonal fluctuation and expanded sales. As compared to October 31, 1996 accounts receivable at October 31, 1997 increased $16.5 million or 29.1%. Accounts payable and accrued expenses increased $5.0 million, or 8.1%, from $61.6 million at the end of fiscal 1997 to $66.6 million at October 31, 1997. The increase in accounts payable and accrued expenses is attributable to the increases in operating assets and the Company's overall growth. The increase in the Company's outstanding balance under its revolving credit facility at October 31, 1997 is attributable to working capital requirements, capital expenditures and the deposit for the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- brands.

     Capital expenditures for property, plant and equipment were $58.6 million in the first nine months of fiscal 1998. The Company anticipates total capital spending of approximately $65.0 million for fiscal 1998, of which approximately $17.0 million will be used for the new candle manufacturing facility in Cumbria, England, approximately $10.0 million will be used for a new office building in Plymouth, Massachusetts and approximately $5.0 million for the new distribution facility in Elkin, North Carolina, with the balance of approximately $33.0 million to be used for upgrades to machinery and equipment in existing facilities, improvements to leased facilities, and computer hardware and software.

     The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand its existing business. The Company expects to effect one or more such acquisitions in the next twelve months, although except for the previously discussed agreement to acquire the Sterno-Registered Trademark-and Handy Fuel-Registered Trademark- brand names, the Company currently has no arrangements, agreements or understandings with respect to any such acquisitions. The Company has paid a $15.0 million deposit in connection with the acquisition of the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- brands, and expects to pay the balance of the $70.0 million purchase price at a closing which is expected to occur by the end of December 1997.

     The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company is building its inventory to meet increased demand. The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility described below will be sufficient to fund its operating requirements, capital expenditures and all other obligations for the next twelve months.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

     On October 17, 1997, the Company refinanced most of its existing term loans and credit facility (the "Credit Facility") under a new revolving credit facility arranged by J.P. Morgan Securities, Inc. with participation by a syndicate of eight banks (together with J.P. Morgan, the "Banks") through October 17, 2002. Under the new agreement the Company has substantially improved the terms and pricing of its credit facility. Pursuant to the Credit Facility the Banks have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $140.0 million, and the Banks have agreed to provide under certain circumstances an additional $35 million, to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company. Amounts which may be outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (8.50% at October 31, 1997) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50% based on a pre-defined financial ratio. The Credit Facility contains standard covenants, including maintenance of certain financial ratios and limitations on certain payments. The Company does not believe that such covenants will have a material effect on its operations.

     Net cash used in operating activities amounted to $3.0 million in the first nine months of fiscal 1998 compared to $9.9 million in the first nine months of fiscal 1997 an improvement of $6.9 million. At October 31, 1997, $68.1 million was outstanding under the Credit Facility and $12.0 million was outstanding under a term loan which is expected to be repaid by December 31, 1997. Additionally, approximately $2.6 million face amount of letters of credit were outstanding under the Credit Facility at October 31, 1997.

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

Risk of Inability to Maintain Growth Rate

     The Company has grown substantially in recent years. The Company expects that its future growth will continue to be generated primarily by sales to the faster growing consumer market, rather than the food service and religious markets, which have grown more slowly than the consumer market and which the Company expects will continue to do so. The Company believes that its ability to continue to grow at a rate comparable to its historic growth rate will depend on continuing market acceptance of its existing products, the successful development and introduction of new products, the increase in production and distribution capacity to meet demand and the continued successful implementation of its strategy. The candle industry is driven by consumer tastes. Accordingly, there can be no assurance that the Company's existing or future products will

Part II.  OTHER INFORMATION
     maintain or achieve market acceptance. Although the Company's strategy has been successful to date, the Company expects that, as the Company grows, it will become more difficult to maintain its growth rate. In addition, the Company has grown in part through acquisitions and there can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or successfully to integrate acquired
     operations.   No assurance can be given that the Company will continue to grow at a rate comparable to its historic growth rate.

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

Part II.  OTHER INFORMATION

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


Item 6.   Exhibits and Reports on Form 8-K
     a)   Exhibits

          10.1 Credit Agreement, dated as of October 17, 1997, among the Registrant, the Banks listed therein, Morgan Guaranty Trust Company of New York, as documentation agent, and Bank of America National Trust and Savings Association, as administrative agent.

          10.2 Fourth Amendment, dated as of October 17, 1997, to Note Purchase Agreements, dated July 7, 1995, relating to the 7.54% Senior Notes due June 30, 2005, among Candle Corporation Worldwide, Inc., Candle Corporation of America, and PartyLite Gifts, Inc., as Issuers, the Registrant, as guarantor, and the Purchasers named therein (as so amended, the "Note Purchase Agreements").

          10.3 Assumption Agreement, dated as of October 17, 1997, of Note Purchase Agreements, among Candle Corporation Worldwide, Inc., Candle Corporation of America, and PartyLite Gifts, Inc., as assignors, and the Registrant, as assignee.

          10.4 Guaranty Agreement, dated as of October 17, 1997, by Candle Corporation Worldwide, Inc.

          10.5 Form of 7.54% Senior Notes due June 30, 2005.

          11.  Statement regarding computation of per share earnings.

          27. Financial data schedule as of and for the period ended October 31, 1997.

     b) Reports on Form 8-K
          None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   BLYTH INDUSTRIES, INC.



   Date: December 15, 1997    By:  /s/ Robert B. Goergen
        ------------------       -------------------------
                                   Robert B. Goergen
                                   Chief Executive Officer




   Date: December 15, 1997    By:  /s/ Howard E. Rose
        ------------------       -------------------------
                                   Howard E. Rose
                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT   DESCRIPTION                                                   PAGE NO.
-------   -----------                                                   --------

10.1      Credit Agreement, dated as of October 17, 1997, among
          the Registrant, the Banks listed therein, Morgan Guaranty
          Trust Company of New York, as documentation agent,
          and Bank of America National Trust and Savings
          Association, as administrative agent.                            N/A

10.2      Fourth Amendment, dated as of October 17, 1997, to Note
          Purchase Agreements, dated July 7, 1995, relating to the
          7.54% Senior Notes due June 30, 2005, among Candle
          Corporation Worldwide, Inc., Candle Corporation of
          America, and PartyLite Gifts, inc., as Issuers, the
          Registrant, as guarantor, and the Purchasers named
          therein (as so amended, the "Note Purchase Agreements").         N/A

10.3      Assumption Agreement, dated as of October 17, 1997, of
          Note Purchase Agreements, among Candle Corporation
          Worldwide, Inc., Candle Corporation of America, and
          PartyLite Gifts, Inc., as assignors, and the Registrant,
          as assignee.                                                     N/A

10.4      Guaranty Agreement, dated as of October 17, 1997, by
          Candle Corporation Worldwide, Inc.                               N/A

10.5      Form of 7.54% Senior Notes due June 30, 2005.                    N/A

11.       Statement regarding computation of per share earnings.           N/A

27.       Financial data schedule as of and for the period ended
          October 31, 1997.                                                N/A