Form 10-K405
period 1998-01-31
BLYTH INDUSTRIES INC
filed 1998-04-29
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Fiscal Year Ended
    January 31, 1998                                Commission File No. 1-13026

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

      Title of each class                  Name of exchange on which registered
 Common Stock, $0.02 par value                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     As of April 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,187,039,777, based on the closing price of the registrant's Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

     As of April 13, 1998, there were outstanding 49,120,027 shares of Common Stock, $0.02 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to shareholders for the year ended January 31, 1998 (Incorporated into Part II)

(2) Portions of the registrant's definitive proxy statement issued in connection with the annual meeting of shareholders to be held on June 9, 1998 (Incorporated into Part III)

                                TABLE OF CONTENTS



                                     PART I
Item 1.   Business..............................................................................................  1

Item 2.   Properties............................................................................................ 13

Item 3.   Legal Proceedings..................................................................................... 13

Item 4.   Submission of Matters to a Vote of Security Holders................................................... 14

                                     PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................................. 14

Item 6.   Selected Financial Data............................................................................... 14

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................................... 14

Item 8.   Financial Statements and Supplementary Data........................................................... 14

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure........................................................................................... 15


                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.................................................... 15

Item 11.  Executive Compensation................................................................................ 15

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................................ 15

Item 13.  Certain Relationships and Related Transactions........................................................ 15


                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................... 16

                                     PART I

Item 1.  Business

     Blyth Industries, Inc. ("Blyth" or the "Company") designs, manufactures, markets and distributes an extensive line of candles and home fragrance products, including scented candles, outdoor citronella candles, potpourri and environmental fragrance products, and markets a broad range of related candle accessories and decorative gift bags and tags. These products are sold under various brand names, including the names Colonial Candle of Cape Cod-Registered Trademark-, PartyLite Gifts-Registered Trademark-, Carolina Designs-TM-, Ambria-TM-, Canterbury-TM-, Florasense-Registered Trademark-, Jeanmarie-Registered Trademark- and FilterMate-TM-. The Company is also a leading producer of portable heating fuel products sold under the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- brand names. The Company markets its products through a wide variety of distribution channels, including a network of sales representatives and home party plan independent sales consultants serving the consumer market, and independent sales representatives and distributors serving the institutional market. Consumable products, which include candles, scented candles, outdoor citronella candles, potpourri, other fragrance products, portable heating fuels and decorative gift bags and tags, account for approximately 60% of the Company's net sales and candle accessories account for the balance of net sales. The Company believes that it is a leading supplier in the natural home fragrance industry based on net sales and the breadth of distribution channels served.

     The Company's net sales have grown substantially in the last five years, with internal growth and acquisitions contributing approximately 85% and 15%, respectively, to such growth. Internal growth has been generated by increased sales to the consumer market (including increased sales of acquired product lines), the introduction of new products and product line extensions and geographic expansion. The Company has successfully integrated numerous acquisitions and investments into its operations since its formation in 1977. In May 1997, the Company acquired Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. The Company issued 1,900,786 shares of its Common Stock in the transaction. In late December 1997, the Company acquired the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- portable heating fuels product lines, including related manufacturing and distribution facilities, for $65.0 million.

     The business strategy of the Company has evolved into a strategy focusing on the broad category of home fragrance and candle products. This strategy flows from the Company's belief that customers "wardrobe" their homes through the use of candles, potpourri and other fragrance products in different fragrances, colors and forms. As a result, the Company believes that candles and potpourri are replacing scented air-freshener products. The Company's strategy is to sell high-quality fragrance and candle products, with a primary focus on the global consumer markets, which provide greater opportunities for growth and product differentiation and higher profit margins than does the institutional market. The Company believes that increased expenditures on the home and garden, increased emphasis on home entertaining and home fragrance and the gain in popularity of traditional, natural and now scented, products have resulted in growth in demand for candles and related products and, recently, scented products. The Company's operating strategy has been, and will continue to be (1) to focus on the consumer market, (2) to grow through new product development and geographic expansion, (3) to market its products through all major domestic distribution channels with product offerings tailored to the requirements of each channel, (4) to emphasize customer service, (5) to realize efficiencies and cost improvements in manufacturing and distribution and (6) to grow through international expansion and acquisitions. The Company has been successful in identifying new product opportunities to balance its sales and operating results throughout the fiscal year. The Company has identified international expansion as a key opportunity for future growth, and has recently completed construction of a manufacturing facility in Cumbria, England. The Company also recently commenced distribution from a leased facility in the Netherlands, and has commenced construction of an owned European distribution facility in the Netherlands.

Strategy

     Consumer Market Focus

     The Company focuses on the consumer market, which provides greater opportunities for growth and product differentiation and higher profit margins than do other markets for the Company's products. Sales to the consumer market represented over 90% of the Company's net sales for fiscal 1998. The Company expects that, as in recent years, its future growth will be generated primarily by sales of products sold into the faster growing consumer market in North America and Europe, rather than the domestic institutional market which has grown more slowly and which the Company expects will continue to do so.

     Growth Through New Product Development

     The Company continuously introduces new products to satisfy changing consumer tastes. The Company introduces new product offerings each year, which new products have typically accounted for at least 15% of the Company's net sales in the first full year following introduction. Examples of new products introduced by the Company in 1997 include the introduction of aromatherapy candles under good, better and best brand names, the introduction of self-adhesive gift tags by Jeanmarie-Registered
Trademark-, the expansion of the Canterbury-TM- brand to an expanding base of food, drug and mass merchants and the Company's new brand, Fragrance Originals-TM-, a coordinated line of high-end candles, aromatherapy candles and potpourri.

     Marketing Presence in All Major Domestic Distribution Channels

     The Company markets its products in the consumer market through sales to department and gift stores, specialty chains and mass merchandisers and direct sales to consumers through its home party plan. The Company also markets its products to distributors and retailers serving the institutional market. The Company tailors its products, designs, packaging and price to satisfy the varying demands of its customers within each distribution channel. The Company believes that its presence in all major distribution channels provides a competitive advantage with respect to the successful introduction of new products that appeal to customers in more than one distribution channel. The Company plans to increase penetration of distribution channels in those geographic areas in North America where it believes opportunities exist. For example, the Company's strategic partnering arrangement with Hallmark Cards, Incorporated has allowed the Company to market several of the Company's key brands through many of the various stores that carry Hallmark products.

     Emphasis on Customer Service

     The Company has developed systems to insure that the desired finished products are available for timely shipment to its wide variety of customers with different product needs and purchasing patterns. The Company seeks to maintain its inventory at levels sufficient to fill completely all customer orders. For its department and gift store and specialty chain customers, the Company has developed a pick and pack system that allows it to ship small shipments containing a variety of products to a large number of customers. For its mass merchant and institutional customers, the Company offers just-in-time delivery through an interactive electronic data interchange program, and has developed programs and standards to improve and measure customer service. For home party plan customers, the Company has focused on timely and complete shipments of individual customer orders. This is achieved, in part, through the use of a pick and pack system. Daily and monthly measures of turnaround time, percent on-time delivery and percent of product back ordered are monitored in order to continuously improve customer service.

     Efficiencies and Cost Improvements in Manufacturing and Distribution

     The Company is continuously engaged in efforts to reduce its costs through more efficient production and distribution methods and technological advancements. The Company has consolidated and rationalized acquired equipment and facilities and invested in new, more advanced equipment in order to lower manufacturing costs, improve product quality and significantly increase manufacturing capacity to meet sales growth. To this end, the Company has more than doubled its manufacturing and distribution capacity in recent years. Acquired manufacturing operations have historically been integrated into the Company's existing operations based on manufacturing process. In fiscal 1998, the Company completed construction of a 100,000 square foot owned manufacturing facility in Cumbria, England, and a 400,000 square foot owned distribution facility in Elkin, North Carolina, and opened a 350,000 square foot leased distribution facility in Carol Stream, Illinois. As part of the acquisition of Endar, Endar's various leased manufacturing and distribution facilities, aggregating over 500,000 square feet, became available to the Company. Also, the Company acquired the 120,000 square foot Sterno-Registered Trademark- and Handy Fuel-Registered Trademark-manufacturing and distribution facility in December 1997. Finally, the Company has purchased land and commenced construction of a European distribution facility of approximately 300,000 square feet in the Netherlands which is expected to be operational in mid-1999.

     Growth Through International Expansion

     Since 1990, the Company's international business has grown at a faster rate than sales in the United States, and international net sales (excluding sales by Colony Gifts, which is not a consolidated subsidiary) now represent over 15% of the Company's net sales. The international operations of the Company include (1) exports of branded products sold through Company sales managers and independent sales agents, competing in the candle markets of Canada, Europe, Latin America and the Pacific Rim, to distributors, department and gift stores, mass merchandisers and food service distributors, (2) sales by PartyLite independent sales consultants of branded products directly to consumers in Canada and certain European countries, and (3) sales by Colony Gifts, Fragrant Memories and Eclipse Candles throughout Europe and elsewhere. The Company currently plans to continue to expand internationally through the establishment of foreign-based marketing and distribution operations and through continued expansion of its home party plan activities. In particular, the Company's home party plan activities have been successful in gaining entry in selected countries. As noted above, in order to further support its international sales, the Company has recently completed a 100,000 square foot manufacturing facility in England and has commenced construction of a European distribution facility of approximately 300,000 square feet in the Netherlands.

     Growth Through Acquisitions

     The Company regularly evaluates acquisition opportunities in light of the anticipated impact on current new products, the Company's planned growth rate and the complementary nature of the prospective acquired business. There can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or successfully to integrate acquired operations. In May 1997, the Company acquired Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. In December 1997, the Company acquired the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- portable heating fuels product lines, including related manufacturing and distribution facilities, from Colgate-Palmolive Company.

Products

     Below is a summary of the Company's principal products and the brand names under which they are sold:


                                                          Key to Brands

A - Colonial Candle of Cape Cod-Registered Trademark-   G - Canterbury-TM-                      N - Eternalux-Registered Trademark-
B - PartyLite Gifts-Registered Trademark-               H - Florasense-Registered Trademark-    O - FilterMate-TM-
C - Fragrance Originals-TM-                             I - Old Harbor-Registered Trademark-    P - FanMate-Registered Trademark-
D - Original Recipe-TM-                                 J - Colony-Registered Trademark-(UK)*   Q - New Ideas-TM-
E - Carolina Designs-TM-                                K - Eclipse-TM-(UK)*                    R - Sterno-Registered Trademark-
F - Ambria-TM-                                          L - Jeanmarie-Registered Trademark-     S - Handy Fuel-Registered
                                                        M - Candle Corporation of America-TM-       Trademark-


                                                                  B R A N D S
------------------------------------------------------------------------------------------------------------------
       PRODUCTS                        A   B   C   D   E   F   G   H   I   J   K   L   M   N   O   P   Q   R   S
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Candles                                X   X   X   X   X   X   X   X   X   X   X       X   X
------------------------------------------------------------------------------------------------------------------
Candle Accessories                     X   X   X   X   X   X   X           X   X
------------------------------------------------------------------------------------------------------------------
Aromatherapy Candles                   X       X       X   X       X   X   X   X       X
------------------------------------------------------------------------------------------------------------------
Potpourri Products                             X       X   X   X   X   X   X
------------------------------------------------------------------------------------------------------------------
Citronella Products                                    X   X       X   X   X   X       X
------------------------------------------------------------------------------------------------------------------
Air Fresheners & Sprays                                X   X   X   X       X                  X   X   X
------------------------------------------------------------------------------------------------------------------
Lamps, Food Warmers & Portable         X   X                               X           X                   X   X
Heating Fuel
------------------------------------------------------------------------------------------------------------------
Decorative Gift Bags and Tags                                                      X
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


----------
* The Colony-Registered Trademark- and Eclipse Candles-TM- trademarks are registered in the United Kingdom and other countries outside of the United States. Blyth's products under the Colony-Registered Trademark-and Eclipse Candles-TM- marks are offered and sold only outside of the United States, and are not available in the United States. Colony-Registered Trademark- and Eclipse Candles-TM- brand products sold in the United States are in no way associated with Blyth, and are made and sold by another company.

     Sales Method - Generally

     Sales in the consumer market are made to the retail customer through independent sales representatives, Company sales managers and distributors. The Company utilizes independent sales consultants in direct selling to the consumer. Sales in the institutional market are made through independent food service distributors, Company sales managers and independent sales representatives.

     The Company markets its products through a variety of distribution channels, and tailors its products, designs, packaging and prices to satisfy the varying demands of its customers within each distribution channel. The Company's consumer products consist of products for everyday use and products for seasonal use.

     Consumer Market

     Sales to the consumer market accounted for over 90% of the Company's net sales in fiscal 1998. The Company seeks to serve the needs of a broad range of consumers by marketing different products and different brand names at different price points to department stores, gift stores, specialty chains, direct sales customers and mass merchants. The Company believes that its success in selling to the broad consumer market is the result of a line of competitive and broad product offerings, the perceived value of its products and name brands, name recognition, product innovation and a reputation for dependable customer service. The Company also sells various candles, including votives and filled-glass containers for devotional use in the home, to the religious segment of the consumer market in the United States and Puerto Rico.

     Institutional Market

     The Company believes that it is a leading supplier of tapers, filled-glass candles, tealights, food warmers, portable heating fuels and liquid wax lamps and replacement cartridges for such lamps to the domestic institutional industry, which includes restaurants and other institutional customers.


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

Sales and Marketing

     The Company maintains sales offices throughout North America and Europe utilizing full-time sales and sales training managers who call on customers, independent sales representative organizations and distributors. The Company also has marketing staffs located in various offices in North America and Europe engaged in developing strategies relating to new product development, pricing, distribution, advertising and sales promotion. The Company's marketing staff is organized around product brands.

     United States Consumer Market

     The Company markets its products to department and gift stores, specialty chains and mass merchandisers through a network of independent sales representatives and Company sales managers. The Company supports these independent sales representatives by providing them with comprehensive product catalogues and samples to market the Company's regular and seasonal product lines. The Company believes that its competitive position in these markets is enhanced by its ability to respond quickly to new orders and its ability to assist customers through inventory management and control and to satisfy delivery requirements through on-line ordering. The Company has effectively utilized just-in-time product delivery, through an interactive electronic data interchange ("EDI") program implemented with many customers. EDI allows the Company to track and respond to certain customers' direct orders on a continuous basis.

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

     The Company sells its products through a network of over 20,000 active independent sales consultants (in the United States alone) through the home party plan method of selling. The PartyLite independent sales consultants identify hostesses for parties, who invite their friends to attend, and the hostess, in return, receives gifts of, and discounts on, Company merchandise. The independent sales consultants receive gross earnings based on sales of the Company's products at parties organized by them. No products are inventoried by independent sales consultants, other than samples that are not for resale. Since many of the Company's home party plan sales are seasonal or tied to promotional programs, the demand for these products varies by the strength of the season and the programs, with October, November and December typically being the highest selling months.

     The Company sells its products through distributors and retailers serving the consumer market for devotional candles for use in the home. These distributors, in turn, sell to a wide variety of retail establishments, including national and regional food store chains and independent local stores. The Eternalux-TM- brand name is supported with product catalogues and other promotional programs. Some of the Company's sales are made directly to retailers.

     International Consumer Market

     The Company markets its products outside the U.S. to department and gift stores, specialty chains, and mass merchandisers through a network of independent sales representatives and sales managers, including representatives and managers of Colony Gift Corporation Limited and Eclipse Candles, Ltd. Similar to its practices in the U.S., the Company supports its marketing efforts with comprehensive product catalogues and training programs. The Company also sells its products through a network of independent sales consultants through the home party plan method of selling.

     Institutional Market

     A significant majority of the Company's sales to the domestic institutional market are made through a network of independent institutional dealers. The dealers, in turn, sell to a wide variety of institutional establishments, including national and regional hotel chains, national restaurant chains and individually-owned hotels and restaurants. The Company's dealer network sells the Company's products to institutions utilizing the Company's comprehensive product catalogue. Company sales managers assist in the training of dealers and work closely with the dealers to promote the Company's products and provide direct assistance to food service establishments in determining their wax, liquid wax and portable heating fuel product needs. Certain of the Company's institutional sales are made directly by Company salespersons to major users of candles, liquid wax lamps and portable heating fuel products, such as restaurant and hotel chains. Finally, the Company also markets to independent institutional dealers through independent sales representatives.

     Institutional customers require timely delivery of a broad range of items, and the Company believes that its leading position in the institutional distribution channel is the result, in part, of the breadth of its product offerings, its strategically located manufacturing facilities and related full-line distribution centers and its close working relationship with dealers. In order to encourage institutional dealers to carry a larger number of Company products, the Company utilizes program selling, which involves unit sales of set groups of products. The Company believes that its installed base of products at institutions provides the Company with a competitive advantage in this market.


Customers

     The customers for the Company's products include department and gift stores and specialty chains, mass merchandisers, distributors serving the institutional market and individual consumers (through the home party plan network). No single customer accounts for 10% or more of the Company's sales. In each of the channels of distribution in which the Company does business, its five largest customers have been customers of the Company for at least five years.


Manufacturing and Distribution

     The Company manufactures virtually all of its candle and fragrance products. The Company is continuously engaged in efforts to reduce its manufacturing costs and to improve quality through more efficient production methods and technological advancements. The Company employs industrial engineers whose responsibilities include improving and upgrading the Company's manufacturing facilities, equipment and processes, as well as engineering new products and implementing the large number of changes continuously being made to the Company's product designs, sizes and shapes. The manufacture of the Company's products involves the use of various highly automated processes and technologies, as well as certain hand crafting and finishing. During recent years, the Company has invested in new automated machinery that the Company believes has resulted, and will continue to result, in significant cost savings and capacity expansion.

     The Company sources candle accessories and its decorative gift bags and tags from independent third parties in the Pacific Rim, Europe and Mexico, as well as in the United States, and maintains purchasing offices in Hong Kong and Taiwan for Pacific Rim sourcing.

     To maximize distribution efficiencies, the Company operates stand-alone distribution facilities in addition to distribution facilities in its manufacturing plants. The Company has expanded its manufacturing and distribution capabilities in order to support its anticipated growth. The Company anticipates adding additional distribution facilities and production equipment in fiscal 1999 to meet current and anticipated volume level.

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

Competition

     The Company's business is highly competitive, with the principal competitive factors being product quality, delivery time, customer service and price. The candle and fragrance products industry is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. The Company believes that it is the only supplier of candles serving the breadth of distribution channels that it serves. Candle Lite (a unit of Lancaster Colony Corporation), S.C. Johnson & Co., Inc., Dial Corporation, The Yankee Candle Company, Inc., Lamplight Farms, Aromatique, Tsumura International, Inc. and Seasons, Inc. are the significant suppliers of candles and home fragrance products to the consumer retail market. The Company's competitors in the institutional market are comprised mostly of smaller manufacturers of a special or narrow range of products. Because there are relatively low barriers to entry to the candle and fragrance product industry, the Company may face future competition from other companies, which may have substantially greater financial and marketing resources than those available to the Company. From time to time during the year-end holiday season, the Company experiences competition from candles manufactured in foreign countries, particularly China. In addition, certain of the Company's competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.


Employees

     As of March 31, 1998, the Company had approximately 3,000 full-time employees. Of those, approximately 200 are non-salaried, hourly workers in the Company's Chicago, Illinois and Brooklyn, New York facilities represented by Local 777 of the Teamsters and Local 422-S of the AFL-CIO, respectively, under contracts that will expire in June 2000 and June 1999, respectively. The remaining employees are salaried and non-salaried non-unionized employees. The Company believes that its employee relations are good. Since its formation in 1977, the Company has never experienced a work stoppage.


Trademarks

     The Company owns numerous United States trademark registrations and has numerous United States trademark applications pending in the United States Patent and Trademark Office with respect to certain of its products. In addition, the Company from time to time registers certain of its trademarks in certain foreign countries. All of the Company's United States trademark registrations can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. The Company regards its trademarks as valuable assets. Although the Company owns certain patents which it considers valuable, its business is not dependent upon any single patent or group of patents.


Year 2000 Matters

     The Company continues to assess the impact of the Year 2000 on its information systems, including the Year 2000 readiness of those it conducts business with, and is developing and implementing a Year 2000 compliance strategy. The Company expects increased spending to bring its systems into Year 2000 compliance, but Year 2000 related expenses are not expected to be material to the Company's results of operations and financial position and are being expensed as incurred. However, if modifications and conversions by the Company and those it conducts business with are not completed in a timely manner, the Year 2000 issue may have a material adverse affect on the Company's business, results of operations and financial position.


Other Information

     The Company is including the following cautionary statement in this Report to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company and its representatives may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the following cautionary statements. Forward-looking statements involve risks and uncertainties which would cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Such forward-looking statements are expected to be based on various assumptions, many of which are based, in turn, upon further assumptions. There can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere in this Report and the Company's other public filings and statements, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the Company's forward-looking statements. The

Company disclaims any obligation to update any forward-looking statements, or the following factors, to reflect events or circumstances after the date of this Report.

Risk of Inability to Maintain Growth Rate

     The Company has grown substantially in recent years. The Company expects that its future growth will continue to be generated primarily by sales to the faster growing consumer market, rather than the institutional market, which has grown more slowly than the consumer market and which the Company expects will continue to do so. The Company believes that its ability to continue to grow will depend on continuing market acceptance of its existing products, the successful development and introduction of new products, the increase in production and distribution capacity to meet demand and the continued successful implementation of its strategy. The candle industry is driven by consumer tastes. Accordingly, there can be no assurance that the Company's existing or future products will maintain or achieve market acceptance. Although the Company's strategy has been successful to date, the Company expects that, as the Company grows, its rate of growth will be less than its historic growth rate. In addition, the Company has grown in part through acquisitions and there can be no assurance that the Company will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or successfully to integrate acquired operations.

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

Risks Associated with International Sales and Foreign-Sourced Products.

     The Company sources a portion of its candle accessories and decorative gift bags from independent manufacturers in the Pacific Rim, Europe and Mexico. In addition, since 1990, the Company's international business has grown at a faster rate than sales in the United States. The Company is subject to the following risks inherent in foreign sales and manufacturing: fluctuations in currency exchange rates; economic and political instability; transportation delays; difficulty in maintaining quality control; restrictive actions by foreign governments; nationalizations; the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes); and trade and foreign tax laws.

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

Item 2.  Properties

     The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:



                                                                     Approximate Square Feet
                                                                     -----------------------
    Location                           Use                           Owned              Leased
Batavia, Illinois...............  Manufacturing                     120,000               --
Brooklyn, New York..............  Distribution                         --               30,000
Carol Stream, Illinois..........  Distribution                         --              492,000
Carson, California..............  Manufacturing and                    --               38,000
                                  related distribution
Chicago, Illinois...............  Manufacturing and                 167,900               --
                                  related distribution
Cumbria, England................  Manufacturing                     100,000               --
Diessen, Netherlands............  Distribution                         --               78,000

Elkin, North Carolina...........  Manufacturing and                 690,000               --
                                  related distribution
Heidelberg, Germany.............  Distribution                         --               37,000
Hialeah, Florida................  Manufacturing and                  22,300               --
                                  related distribution
Hyannis, Massachusetts..........  Manufacturing                      69,000               --
Monterrey, Mexico...............  Manufacturing                        --               85,000
Montgomery, Illinois............  Distribution                         --              238,000
Plymouth, Massachusetts.........  Distribution                       58,700               --
Temecula, California............  Manufacturing and                    --              316,000
                                  related distribution
Texarkana, Texas................  Manufacturing and                 120,000               --
                                  related distribution
Thomasville, Georgia............  Manufacturing and                  66,000               --
                                  related distribution
Tijuana, Mexico.................  Manufacturing                        --              120,000
Tulsa, Oklahoma.................  Distribution                       98,000             59,400
Weston-Super-Mare, England......  Manufacturing and                    --               50,000
                                  related distribution
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


     The Company's executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space aggregating approximately 100,000 square feet). All of the Company's properties are currently being utilized for their intended purpose. The Company has commenced construction of a European distribution facility of approximately 300,000 square feet in Tilburg, Netherlands, which is expected to be operational in mid-1999.


Item 3.  Legal Proceedings

     The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company's management, existing litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 1998 annual meeting of stockholders will be held on June 9, 1998. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 1998.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by this Item is incorporated herein by reference to page 1 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998. The referenced page of such annual report has been filed as part of Exhibit 13 to this report. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

     During the fourth quarter of the fiscal year ended January 31, 1998, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (1) During January, 1998, the Company issued an aggregate of 522 shares of Common Stock to 132 employees as part of a one-time stock bonus program. The issuance of Common Stock as part of the stock bonus was not registered on the basis that the award of stock as a one-time bonus to employees does not require registration because no "offer" or "sale" is deemed to occur.


Item 6. Selected Financial Data

     The information required by this Item is incorporated herein by reference to page 10 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998. The referenced page of such annual report has been filed as part of Exhibit 13 to this report. Such information is incorporated herein by reference, pursuant to General Instruction G(2).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is incorporated herein by reference to pages 11 through 17 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998. The referenced pages of such annual report have been filed as part of Exhibit 13 to this report. Such information is incorporated herein by reference, pursuant to General Instruction G(2).


Item 8. Financial Statements and Supplementary Data

     The information required by this Item is incorporated herein by reference to pages 18 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998. The referenced pages of such annual report have been filed as part of Exhibit 13 to this report. Such information is incorporated herein by reference, pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On April 8, 1997, the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, appointed Coopers & Lybrand L.L.P. as the independent accountants of the Company for the fiscal year ended January 31, 1998, and determined not to engage Grant Thornton LLP ("Grant Thornton") as the independent certified public accountants of the Company for the fiscal year ended January 31, 1998. Grant Thornton had been previously engaged to audit the Company's financial statements for seven years, including the fiscal year ended January 31, 1997. Grant Thornton's report on the financial statements of the Company for the fiscal years ended January 31, 1996 and January 31, 1997 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's financial statements. Pursuant to a letter from Grant Thornton to the Securities and Exchange Commission (the "SEC"), dated May 2, 1997, a copy of which is attached as Exhibit 16 to Blyth's Current Report on Form 8-K/A filed on the same date with the SEC, Grant Thornton agrees with the above statements.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions


     The information required by Items 10 through 13 is included in the Company's definitive proxy statement dated April 29, 1998, on pages 3 through
11. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1). Financial Statements

     The following consolidated financial statements are contained on the indicated pages of this report:

                                                                       Page No.
                                                                       --------
Report of Independent Accountants...............................          *
Report of Independent Certified Public Accountants..............          *

Statements:

     Consolidated Balance Sheets................................          *
     Consolidated Statements of Earnings........................          *
     Consolidated Statements of Stockholders' Equity............          *
     Consolidated Statements of Cash Flows......................          *
     Notes to Consolidated Financial Statements.................          *


----------
* Incorporated herein by reference to the appropriate portions of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998. (See Part II.)


     (a)(2). Financial Statement Schedules

     The following financial statement schedule is contained on the indicated pages of this report:

                                                                       Page No.
                                                                       --------
Report of Independent Accountants...............................         S-1
Report of Independent Certified Public Accountants..............         S-2
Allowance for Doubtful Receivables..............................         S-3


     All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

     (a)(3). Exhibits



  Exhibit No.  Description of Exhibit
  -----------  ----------------------
     3.1*      Restated Certificate of Incorporation of the Registrant

     3.2*      Restated By-laws of the Registrant




  Exhibit No.  Description of Exhibit
  -----------  ----------------------


     4.1+      Amended and Restated 1994 Employee Stock Option Plan of the
               Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

     4.1(a)+   Form of Proposed Amended and Restated 1994 Employee Stock Option
               Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed April 20,
               1998)

     4.2+ Form of Nontransferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the
               Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

     4.3+ Form of Nontransferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

     4.4+      1994 Stock Option Plan for Non-Employee Directors of the
               Registrant (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

     4.5*+ Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant

     10.1      Credit Agreement, dated as of October 17, 1997, among the
               Registrant, the Banks listed therein, Morgan Guaranty Trust
               Company of New York, as documentation agent, and Bank of America
               National Trust and Savings Association, as administrative agent
               (incorporated by reference to Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               October 31, 1997)

     10.2      Note Purchase Agreement, dated July 7, 1995 (the "Note Purchase
               Agreements"), relating to the 7.54% Senior Notes due June 30,
               2005, among Candle Corporation Worldwide, Inc., Candle
               Corporation of America, and PartyLite Gifts, Inc., as Issuers, the Registrant, as guarantor, and the Purchasers named therein
               (incorporated by reference to Exhibit 10.2 to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended July
               31, 1995)

     10.2(a)   Fourth Amendment, dated as of October 17, 1997, to Note Purchase
               Agreements (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

     10.2(b)   Assumption Agreement, dated as of October 17, 1997, of Note
               Purchase Agreements, among Candle Corporation Worldwide, Inc.,
               Candle Corporation of America, and PartyLite Gifts, Inc., as assignors, and the Registrant, as assignee (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

     10.2(c)   Guaranty Agreement, dated as of October 17, 1997, by Candle
               Corporation Worldwide, Inc. (incorporated by reference to Exhibit
               10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

     10.2(d) Form of 7.54% Senior Notes due June 30, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

     10.3      Master Equipment Lease Agreement between MetLife Capital, Limited
               Partnership, as lessor, and Candle Corporation of America, as lessee (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               January 31, 1995)




  Exhibit No.  Description of Exhibit
  -----------  ----------------------



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

     10.5**    Lease Agreement, dated June 25, 1997, between Carol Stream I
               Development Company, as landlord, PartyLite Gifts, Inc., as tenant, and the Registrant, as guarantor (schedules omitted - to be furnished to the Securities and Exchange Commission upon request)

     10.6*+ Form of Indemnity Agreement between the Registrant and each of its directors

     10.7*+ Amended and Restated Stock Appreciation Unit Agreement originally dated as of September 10, 1992, between the Registrant and Thomas
               K. Kreilick

     10.8**+   Promissory Note, dated March 17, 1995, payable by Elwood L. La
               Forge, Jr. and Mary G. La Forge to the Registrant

     10.9**+   Mortgage, dated March 17, 1995, between Elwood L. La Forge, Jr.
               and Mary G. La Forge, as mortgagor, to the Registrant, as mortgagee

     13.**     Annual Report to Shareholders for the fiscal year ended January
               31, 1998 (Pages 1 and 9 through 31)

     21.**     List of Subsidiaries

     23.1**    Consent of Coopers & Lybrand L.L.P., independent accountants

     23.2** Consent of Grant Thornton LLP, independent certified public accountants

     24.1**    Power of Attorney

     24.2**    Certified Resolutions of the Board of Directors of the Registrant

     27.1**    Financial Data Schedule (restated to reflect the adoption of FASB
               Statement No. 128, "Earnings per Share", the historical operations of Endar Corp. acquired in a pooling of interests transaction on May 20, 1997 and the June 1997 three-for-two stock split effected as a stock dividend).

     27.2**    Financial Data Schedule (restated to reflect the adoption of FASB
               Statement No. 128, "Earnings per Share", the historical operations of Endar Corp. acquired in a pooling of interests transaction on May 20, 1997 and the June 1997 three-for-two stock split effected as a stock dividend).

     27.3**    Financial Data Schedule (restated to reflect the adoption of FASB
               Statement No. 128, "Earnings per Share", the historical operations of Endar Corp. acquired in a pooling of interests transaction on May 20, 1997 and the June 1997 three-for-two stock split effected as a stock dividend).


----------

* Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.

**   Filed herewith.

+ Management contract or compensatory plan required to be filed by Item 14(c) of this report.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 1998:


     (i) Current Report on Form 8-K, dated December 2, 1997, attaching earnings press release.

     (ii) Current Report on Form 8-K dated December 31, 1997, reporting the consummation of the acquisition of the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 1998

                             BLYTH INDUSTRIES, INC.

                             By:/s/ Robert B. Goergen
                                ----------------------------------------------
                                Robert B. Goergen
                                Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                     Title                                      Date
    ---------                                     -----                                      ----
/s/ Robert B. Goergen              Chairman, Chief Executive Officer and President;      April 29, 1998
----------------------             Director (Principal Executive Officer)
    Robert B. Goergen

/s/ Richard T. Browning            Vice President and Chief Financial Officer            April 29, 1998
-----------------------            (Principal Financial and Accounting Officer)
    Richard T. Browning

/s/ Howard E. Rose                 Vice Chairman and Director                            April 29, 1998
-----------------------
    Howard E. Rose

/s/ Roger A. Anderson              Director                                              April 29, 1998
----------------------
    Roger A. Anderson

/s/ John W. Burkhart               Director                                              April 29, 1998
----------------------
    John W. Burkhart

/s/ Pamela M. Goergen              Director                                              April 29, 1998
----------------------
Pamela M. Goergen

/s/ Neal I. Goldman                Director                                              April 29, 1998
----------------------
    Neal I. Goldman

/s/ Roger H. Morley                Director                                              April 29, 1998
----------------------
   Roger H. Morley

/s/ John E. Preschlack             Director                                              April 29, 1998
-----------------------
   John E. Preschlack

/s/ Frederick H. Stephens, Jr.     Director                                              April 29, 1998
------------------------------
   Frederick H. Stephens, Jr.



                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
Blyth Industries, Inc.


Our report on the consolidated financial statements of Blyth Industries, Inc. and Subsidiaries has been incorporated by reference in this form 10-K from page 30 of the 1998 Annual Report to Shareholders of Blyth Industries, Inc. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index at Item 14(A)(2) of this Form 10-K.

In our opinion, the financial statement referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, in all material respects, the information required to be included herein.


                          /s/ Coopers & Lybrand L.L.P.
                              COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 25, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Blyth Industries, Inc.


In connection with our audit of the consolidated financial statements of Blyth Industries, Inc. and Subsidiaries referred to in our report dated March 28, 1997, which is included in the Annual Report to the Shareholders and incorporated by reference in Part IV of this Form 10-K, we have also audited
Schedule II for each of the two years in the period ended January 31, 1997. In our opinion, this schedule presents fairly, in all material respects the information required to be set forth therein.


                             /s/ Grant Thornton LLP
                             -----------------------
                                 GRANT THORNTON LLP


Chicago, Illinois
March 28, 1997

                             Blyth Industries, Inc.
                      SCHEDULE II - ALLOWANCE FOR DOUBTFUL
                   RECEIVABLES For the years ended January 31,
                               1996, 1997 and 1998
                                 (In thousands)



                           Balance at     Charged to                  Balance at
                           Beginning      Costs and                     End of
      Description          of Period      Expenses       Deductions     Period
      -----------          ---------      --------       ----------   ----------
1996...................    $  419         $  768          $  560        $  627
1997...................       627          1,483           1,056         1,054
1998...................     1,054          3,514           3,215         1,353
