Form 10-Q
period 1998-04-30
BLYTH INDUSTRIES INC
filed 1998-06-15
CIK 921503

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED APRIL 30, 1998


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

          49,164,626 COMMON SHARES AS OF MAY 29, 1998.

                     BLYTH INDUSTRIES, INC.

                             INDEX
                                                                    PAGE

Form 10-Q Cover Page                                                  1

Form 10-Q Index                                                       2


Part I.   Financial Information:

   Item 1.     Financial Statements:
               Consolidated Balance Sheets                            3

               Consolidated Statements of Earnings                    4

               Consolidated Statements of Stockholders' Equity        5

               Consolidated Statements of Cash Flows                  6

               Notes to Consolidated Financial Statements             7

   Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          8-10


Part II.  Other Information

   Item 1.    Legal Proceedings                                      11

   Item 2.    Changes in Securities                                  11

   Item 3.    Defaults upon Senior Securities                        11

   Item 4.    Submission of Matters to a Vote of Security Holders    11

   Item 5.    Other Information                                   11-12

   Item 6.    Exhibits and Reports on Form 8-K                       13


Signatures                                                           14

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS


                        BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                                          APRIL 30,      JANUARY 31,
(In thousands, except share data)                                           1998            1998
-----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                              $   14,878       $   21,273
Accounts receivable, less allowance for doubtful receivables
   of $1,443 and $1,353, respectively                                      50,937           51,980
Inventories                                                               150,103          135,524
Prepaid expenses                                                              414              612
Deferred income taxes                                                       1,500            2,442
------------------------------------------------------------------------------------------------------
     Total current assets                                                 217,832          211,831

PROPERTY, PLANT AND EQUIPMENT:
   Less accumulated depreciation ($45,848 and $41,749, respectively)      171,928          170,710

OTHER ASSETS:
Investment                                                                  6,363            6,438
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $2,918 and $2,417, respectively             57,235           57,419
Deposits                                                                      976              992
------------------------------------------------------------------------------------------------------
   Total assets                                                        $  454,334       $  447,390
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                   $      935       $    1,013
Account payable                                                            42,510           39,138
Accrued expenses                                                           37,512           29,574
Income taxes                                                                7,449            2,005
------------------------------------------------------------------------------------------------------
   Total current liabilities                                               88,406           71,730
DEFERRED INCOME TAXES                                                       7,727            7,100
LONG-TERM DEBT, less current maturities                                    94,888          119,617
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, net of
   accumulated amortization of $721 and $691, respectively                    683              713
MINORITY INTEREST                                                             831            1,398
COMMITMENTS AND CONTINGENCIES                                                   -                -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01
   par value; no shares issued and outstanding                                  -                -
Common Stock - authorized 100,000,000 shares of $0.02
   par value; issued and outstanding, 49,139,126 and
   49,100,953, respectively                                                   983              982
Additional contributed capital                                             92,651           92,357
Retained earnings                                                         168,165          153,493
------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                             261,799          246,832
------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                          $  454,334       $  447,390
------------------------------------------------------------------------------------------------------

                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                            (UNAUDITED)


------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED APRIL 30 (In thousands, except per share data)
                                                                              1998          1997
------------------------------------------------------------------------------------------------------
Net sales                                                                  $ 201,030      $ 155,060
Cost of goods sold                                                            82,607         69,197
------------------------------------------------------------------------------------------------------
     Gross profit                                                            118,423         85,863
Selling and shipping                                                          72,364         51,517
Administrative                                                                19,842         14,647
Amortization of goodwill                                                         507            210
------------------------------------------------------------------------------------------------------
                                                                              92,713         66,374
------------------------------------------------------------------------------------------------------
     Operating profit                                                         25,710         19,489
Other expense (income)
  Interest expense                                                             1,723            904
  Interest income                                                                (56)          (226)
  Equity in earnings of investee                                                  40            (81)
------------------------------------------------------------------------------------------------------
                                                                               1,707            597
------------------------------------------------------------------------------------------------------
     Earnings before income tax expense and minority interest                 24,003         18,892
Income tax expense                                                             9,428          7,616
------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                        14,575         11,276
Minority interest                                                                (97)           (38)
------------------------------------------------------------------------------------------------------
Net earnings                                                               $  14,672      $  11,314
------------------------------------------------------------------------------------------------------
Basic:
  Net earnings per common share                                            $    0.30      $    0.23
  Weighted average number of shares outstanding                               49,115         48,923
------------------------------------------------------------------------------------------------------
Diluted:
  Net earnings per common share                                            $    0.30      $    0.23
  Weighted average number of shares outstanding                               49,633         49,451
------------------------------------------------------------------------------------------------------


                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)


------------------------------------------------------------------------------
April 30, (In thousands, except share data)

---------------------------------------------------------------------------------------------------------------------
                                                                            ADDITIONAL                          TOTAL
                                                    COMMON STOCK           CONTRIBUTED         RETAINED  STOCKHOLDERS'
                                               SHARES          AMOUNT          CAPITAL         EARNINGS        EQUITY
---------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED APRIL 30, 1997:

Balance, February 1, 1997                  48,921,518         $   651       $   89,522       $   99,230      $189,403

Net earnings for the period                         -               -                -           11,314        11,314

Common stock issued in connection with
 exercise of stock options                      5,100               -               51                -            51

                                           --------------------------------------------------------------------------

Balance, April 30, 1997                    48,926,618         $   651      $   89,573       $   110,544      $200,768
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED APRIL 30, 1998:

Balance, February 1, 1998                  48,100,953         $   982       $   92,357       $  153,493      $246,832

Net earnings for the period                         -               -                -           14,672        14,672

Common stock issued in connection with
 exercise of stock options                     38,173               1              294                -           295

                                           --------------------------------------------------------------------------

Balance, April 30, 1998                    49,139,126         $   983      $   92,651       $   168,165      $261,799
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


------------------------------------------------------------------------------


THREE MONTHS ENDED APRIL 30 (In thousands)                             1998                 1997
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net earnings                                                       $ 14,672             $ 11,314
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                     4,606                2,888
      Deferred income taxes                                             1,569                 (205)
      Equity in earnings of investee                                       40                  (81)
      Minority interest                                                   (97)                 (38)
      Changes in operating assets and liabilities, net of
        effect of business acquisition:
          Accounts receivable                                           1,043               (3,142)
          Inventories                                                 (14,579)              (8,600)
          Prepaid expenses                                                198                 (530)
          Other assets                                                     17                 (180)
          Accounts payable                                              3,368               (4,617)
          Accrued expenses                                              7,941                4,424
          Income taxes                                                  5,444                5,468
--------------------------------------------------------------------------------------------------
            Total adjustments                                           9,550               (4,613)
--------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                  24,222                6,701

Cash flows from investing activities:
  Purchases of property, plant and equipment                           (5,318)             (13,737)
  Purchases of business net of cash acquired                             (788)                (652)
--------------------------------------------------------------------------------------------------
            Net cash used in investing activities                      (6,106)             (14,389)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                  295                   51
  Borrowings from bank line of credit                                  65,000                2,563
  Repayments on bank line of credit                                   (89,600)                (605)
  Payments on long-term debt                                             (206)                (314)
--------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities       (24,511)               1,695
--------------------------------------------------------------------------------------------------
            Net decrease in cash                                       (6,395)              (5,993)
Cash and cash equivalents at beginning of period                       21,273               27,832
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $ 14,878             $ 21,839
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and their subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at April 30, 1998 and the consolidated results of its operations and cash flows for the three month period ended April 30, 1998 and 1997. In June 1997, the Company effected a three-for-two stock split in the form of a stock dividend. All share quantities, per share amounts and options data have been retroactively restated to reflect the stock split. As a result of the May 1997 pooling transaction, in which the Company acquired Endar Corp., all consolidated financial statements and related schedules presented for the three month period ended April 30, 1997 have been adjusted to include the results of operations and financial position of Endar Corp., and all share quantities and per share amounts give effect to the Endar acquisition. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1998, as set forth in the Company's Form 10-K Annual Report. Operating results for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999.

2.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                     APRIL 30, 1998      JANUARY 31, 1998
             Finished goods            $124,388             $113,273
             Work in progress             3,365                2,263
             Raw materials               22,350               19,988
                                      ----------           -----------
                                       $150,103             $135,524
                                      ----------           -----------
                                      ----------           -----------

3.   EARNINGS PER SHARE

     The components of basic and diluted earnings per share are as follows (in thousands):


     --------------------------------------------------------------------------
     APRIL 30,
     --------------------------------------------------------------------------
                                                        1998          1997
     Net earnings                                     $14,672        $11,314
     --------------------------------------------------------------------------
     Weighted average number of common
        shares outstanding:
           Basic                                       49,115         48,923
           Dilutive effect of stock options               518            528
     --------------------------------------------------------------------------
     Weighted average number of common
        shares outstanding:
           Diluted                                     49,633         49,451
     --------------------------------------------------------------------------



4.        COMPREHENSIVE INCOME

     The Company has adopted FASB Statement No. 130 "Reporting Comprehensive Income". This Statement establishes new standards for the presentation and disclosure of other comprehensive income. There were no material items in the quarters ended April 30, 1998 and 1997 and for the year ended January 31, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

     Net sales in the first quarter ended April 30, 1998 increased $45.9 million or 29.6% to $201.0 million compared with $155.1 million a year earlier. Virtually all of this increase was attributable to unit growth in sales of the Company's everyday products, particularly scented candles and candle accessories. Two areas of the business experienced a growth rate higher than the Company average for the three months ended April 30, 1998: PartyLite Gifts, our party plan direct seller in the United States; and International markets. The increase in sales to new domestic customers was attributable to improved penetration of select channels of distribution and to geographic expansion in the United States, particularly by the Company's direct selling activities. International sales accounted for approximately 17% of the total net sales for the quarter ended April 30, 1998.

GROSS PROFIT

     Gross profit in the first quarter ended April 30, 1998 increased $32.5 million, or 37.8% from $85.9 million for the quarter ended April 30, 1997 to $118.4 million. Gross profit margin increased from 55.4% for the quarter ended April 30, 1997 to 58.9% for the quarter ended April 30, 1998. The Company is benefiting from the capital investments made over the last three years in process technology improvements and automated pick and pack systems, as well as cost savings from two new distribution centers, which were not operational in the first quarter of fiscal 1998. Also contributing to the increase in gross profit percentage were product and market mix, reflecting sales for scented candles and candle accessories at PartyLite and International, which carry a higher gross profit percentage than our other product channels.

SELLING AND SHIPPING EXPENSE

     Selling and shipping expense increased $20.9 million, or 40.6%, from $51.5 million in the quarter ended April 30, 1997 (33.2% of net sales), to $72.4 million in the quarter ended April 30, 1998 (36.0% of net sales). The increases were primarily attributable to increased sales to the consumer market, particularly sales through the Company's home party plan direct selling activities and International, in which sales expenses, as a percentage of net sales, are relatively higher.

ADMINISTRATIVE EXPENSE

     Administrative expense increased $5.2 million, or 35.6%, from $14.6 million in the quarter ended April 30, 1997 (9.4% of net sales) to $19.8 million in the quarter ended April 30, 1998 (9.9% of net sales). Such increases were primarily a result of increases in investment in infrastructure to support international sales growth and increased spending associated with improvements in information and administrative support systems including Year 2000 related expenses.

INTEREST EXPENSE

     Interest expense for the three months ended April 30, 1998 was $1.7 million compared to $0.9 million for the same period in the prior year. Such increase was primarily attributable to increased borrowing to fund capital expenditures including the December 31, 1997 acquisition of the Sterno-Registered Trademark-and Handy Fuel-Registered Trademark-assets.

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

INCOME TAXES

     Income tax expense increased $1.8 million or 23.7% from $7.6 million in the quarter ended April 30, 1997 to $9.4 million in the quarter ended April 30, 1998. The effective income tax rate decreased from approximately 40% in the quarter ended April 30, 1997 to approximately 39% in the quarter ended April 30, 1998 due to the growth in sales in countries with lower tax rates than the U.S.

NET EARNINGS

     As a result of the foregoing, net earnings increased $3.4 million, or 30.1% from $11.3 million the quarter ended April 30, 1997 to $14.7 million for the quarter ended April 30, 1998.

     Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended April 30, 1998 increased $0.07 or 30.4% to $0.30 compared to $0.23 for the quarter ended April 30, 1997.

     Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.30 for the quarter ended April 30, 1998 compared to $0.23 for the same period last year, an increase of $0.07 or 30.4%.

LIQUIDITY AND CAPITAL RESOURCES

     Inventory increased from $135.5 million at January 31, 1998 to $150.1 million at April 30, 1998. Accounts receivable decreased $1.1 million, or 2.1% from $52.0 million at the end of fiscal 1998 to $50.9 million at April 30, 1998 which reflects the normal business payment pattern. Accounts payable and accrued expenses increased $11.3 million, or 16.4% from $68.7 million at the end of fiscal 1998 to $80.0 million at April 30, 1998. The increase in accounts payable and accrued expenses is attributable to the increases in operating assets and the Company's overall growth.

     Capital expenditures for property, plant and equipment were $5.3 million in the three months ended April 30, 1998. Capital expenditures were primarily investments in a new distribution center, new equipment and improvements to existing plant and equipment. The Company anticipates capital spending of approximately $40.0 million for fiscal 1999, of which approximately $20.0 million will be used for a new distribution facility in the Netherlands, with the balance of approximately $20.0 million to be used for upgrades to machinery and equipment in existing facilities, improvements to leased facilities, and computer hardware and software.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company has a revolving credit facility (the "Credit Facility") arranged by J.P. Morgan Securities, Inc. with participation by a syndicate of eight banks (together with J.P. Morgan, the "Banks") maturing October 17, 2002. Pursuant to the Credit Facility, the Banks have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $140.0 million, and the Banks have agreed to provide under certain circumstances an additional $35.0 million, to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company.
     Amounts which may be outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (8.50% at April 30, 1998) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50% based on a pre-defined financial ratio, for a weighted average interest rate of 6.77% at April 30, 1998. The Credit Facility is guaranteed by certain of the Company's subsidiaries and contains, among other provisions, requirements to maintain certain financial ratios and limitations on certain payments. At April 30, 1998, the Company was in compliance with such covenants. The Company does not believe that such covenants will have a material effect on its operations.

     Net cash provided by operating activities amounted to $24.2 million for the three months ended April 30, 1998 compared to $6.7 million for the three months ended April 30, 1997. This change is due to normal fluctuations in inventory, accounts receivable, accounts payable, and accrued expenses along with higher net earnings, as well as increased depreciation and amortization. At April 30, 1998, approximately $69.0 million was outstanding under the Credit Facility and approximately $2.7 million of letters of credit were outstanding.

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

Risk of Inability to Maintain Growth Rate

     The Company has grown substantially in recent years. The Company expects that its future growth will continue to be generated primarily by sales to the faster growing consumer market, rather than the institutional market, which has grown more slowly than the consumer market and which the Company expects will continue to do so. The Company believes that its ability to continue to grow at a rate comparable to its historic growth rate will depend on continuing market acceptance of its existing products, the successful development and introduction of new products, the increase in production and distribution capacity to meet demand and the continued successful implementation of its strategy. The candle industry is driven by consumer tastes. Accordingly, there can be no assurance that the Company's existing or future products will maintain or achieve market acceptance. Although the Company' strategy has been successful to date, the Company expects that, as the Company grows, its rate of growth will be less than its historical growth rate. In addition, the Company has grown in part through acquisitions and there can be no assurance that the Company

Part II.  OTHER INFORMATION
     will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or successfully to integrate acquired operations.

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

Risks Associated with International Sales and Foreign-Sourced Products

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

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
     a)   Exhibits

            27.  Financial data schedule

     b)   Reports on Form 8-K

       During the fiscal quarter ended April 30, 1998, the Company filed the following Current Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K on March 13, 1998 to report financial statements with respect to the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark-acquisition.

            The Company filed a Current Report on Form 8-K on March 26, 1998 to attach the Company's results of operations for the fiscal quarter ended January 31, 1998.

            The Company filed a Current Report on Form 8-K on April 13, 1998 to report certain unaudited financial data of the Company.

            The Company filed a Current Report on Forms 8-K and 8-K/A on April 13, 1998 and April 20, 1998, respectively, filing the Company's amended and restated employee stock option plan.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   BLYTH INDUSTRIES, INC.



     Date:     June 15, 1998       By:/s/ Robert B. Goergen
                                      ----------------------
                                   Robert B. Goergen
                                   Chief Executive Officer




     Date:     June 15, 1998       By:/s/ Richard T. Browning
                                      -----------------------
                                   Richard T. Browning
                                   Chief Financial Officer

                         EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                  PAGE NO.

27.            Financial data schedule                         N/A