Form 10-Q
period 1998-07-31
BLYTH INDUSTRIES INC
filed 1998-09-14
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 1998


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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 49,183,276 COMMON SHARES AS OF AUGUST 31, 1998.

                             BLYTH INDUSTRIES, INC.

                                      INDEX

                                                                                                               PAGE
Form 10-Q Cover Page..............................................................................................1

Form 10-Q Index...................................................................................................2


Part I.    Financial Information:

      Item 1.     Financial Statements:
                           Consolidated Balance Sheets............................................................3

                           Consolidated Statements of Earnings..................................................4-5

                           Consolidated Statements of Stockholders' Equity........................................6

                           Consolidated Statements of Cash Flows..................................................7

                           Notes to Consolidated Financial Statements...........................................8-9

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................................10-13


Part II.   Other Information

      Item 1.     Legal Proceedings..............................................................................14

      Item 2.     Changes in Securities..........................................................................14

      Item 3.     Defaults upon Senior Securities................................................................14

      Item 4.     Submission of Matters to a Vote of Security Holders............................................14

      Item 5.     Other Information...........................................................................14-16

      Item 6.     Exhibits and Reports on Form 8-K...............................................................16


Signatures.......................................................................................................17

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       JULY 31,      JANUARY 31,
(In thousands, except share data)                                                                          1998             1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                             $  12,199        $  21,273
Accounts receivable, less allowance for doubtful receivables
      of $1,402 and $1,353, respectively                                                                 48,460           51,980
Inventories (Note 3)                                                                                    161,559          135,524
Prepaid expenses                                                                                            918              612
Deferred income taxes                                                                                     1,600            2,442
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                              224,736          211,831

PROPERTY, PLANT AND EQUIPMENT:
      Less accumulated depreciation ($50,346 and $41,749, respectively)                                 176,736          170,710

OTHER ASSETS:
Investment                                                                                                6,164            6,438
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $3,422 and $2,417, respectively                                           56,736           57,419
Deposits                                                                                                    995              992
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                    $ 465,367        $ 447,390
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                                                  $   5,025        $   1,013
Accounts payable                                                                                         37,612           39,138
Accrued expenses                                                                                         27,415           29,574
Income taxes                                                                                                990            2,005
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                          71,042           71,730
DEFERRED INCOME TAXES                                                                                     8,255            7,100
LONG-TERM DEBT, less current maturities                                                                 109,848          119,617
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, net of
   accumulated amortization of $751 and $691 respectively                                                   653              713
MINORITY INTEREST                                                                                           763            1,398
COMMITMENTS AND CONTINGENCIES                                                                                 -                -
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 10,000,000 shares of $0.01
       par value; no shares issued and outstanding                                                            -                -
Common stock, authorized 100,000,000 shares of $0.02
      par value; issued and outstanding, 49,183,276 and
      49,100,953, respectively                                                                              984              982
Additional contributed capital                                                                           92,932           92,357
Retained earnings                                                                                       180,890          153,493
---------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                        274,806          246,832
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                                      $ 465,367        $ 447,390
---------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JULY 31 (In thousands, except per share data)
                                                                                                  1998                         1997
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                     $382,041                     $292,769
Cost of goods sold                                                                             158,842                      129,572
------------------------------------------------------------------------------------------------------------------------------------
           Gross profit                                                                        223,199                      163,197
Selling and shipping                                                                           135,132                       97,585
Administrative                                                                                  38,748                       28,890
Amortization of goodwill                                                                         1,018                          424
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               174,898                      126,899
------------------------------------------------------------------------------------------------------------------------------------
           Operating profit                                                                     48,301                       36,298
Other expense (income)
      Interest expense                                                                           3,368                        1,999
      Interest income                                                                            (124)                        (302)
      Equity in earnings of investee                                                               202                           90
      Non-recurring transaction costs of acquired company                                            -                        5,173
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 3,446                        6,960
------------------------------------------------------------------------------------------------------------------------------------
            Earnings before income tax expense and minority interest                            44,855                       29,338
Income tax expense                                                                              17,623                       11,618
------------------------------------------------------------------------------------------------------------------------------------
            Earnings before minority interest                                                   27,232                       17,720
Minority interest                                                                                (165)                         (13)
------------------------------------------------------------------------------------------------------------------------------------
           Net earnings                                                                       $ 27,397                     $ 17,733
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Basic:
      Net earnings per common share (1)                                                       $   0.56                     $   0.36
      Weighted average number of shares outsanding                                              49,144                       49,045
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Diluted:
      Net earnings per common share (1)                                                       $   0.55                     $   0.36
      Weighted average number of shares outstanding                                             49,643                       49,523
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1) SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS


                   See notes to consolidated financial statements

                   BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JULY 31 (In thousands, except per share data)
                                                                                                  1998                         1997
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                     $181,011                     $137,709
Cost of goods sold                                                                              76,235                       60,375
------------------------------------------------------------------------------------------------------------------------------------
           Gross profit                                                                        104,776                       77,334
Selling and shipping                                                                            62,768                       46,068
Administrative                                                                                  18,906                       14,242
Amortization of goodwill                                                                           511                          214
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                82,185                       60,524
------------------------------------------------------------------------------------------------------------------------------------
           Operating profit                                                                     22,591                       16,810
Other expense (income)
      Interest expense                                                                           1,645                        1,095
      Interest income                                                                             (68)                         (76)
      Equity in earnings of investee                                                               162                          171
      Non-recurring transaction costs of acquired company                                            -                        5,173
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,739                        6,363
------------------------------------------------------------------------------------------------------------------------------------
            Earnings before income tax expense and minority interest                            20,852                       10,447
Income tax expense                                                                               8,195                        4,003
------------------------------------------------------------------------------------------------------------------------------------
            Earnings before minority interest                                                   12,657                        6,444
Minority interest                                                                                 (68)                           25
------------------------------------------------------------------------------------------------------------------------------------
           Net earnings                                                                       $ 12,725                     $  6,419
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Basic:
      Net earnings per common share (1)                                                       $   0.26                     $   0.13
      Weighted average number of shares outsanding                                              49,173                       49,057
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Diluted:
      Net earnings per common share (1)                                                       $   0.26                     $   0.13
      Weighted average number of shares outstanding                                             49,653                       49,600
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1) SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                   See notes to consolidated financial statements

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
JULY 31, (In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     ADDITIONAL                             TOTAL
                                                                COMMON STOCK        CONTRIBUTED        RETAINED     STOCKHOLDERS'
                                                              SHARES      AMOUNT        CAPITAL        EARNINGS            EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JULY 31, 1997:

Balance, February 1, 1997                                 48,921,518        $651        $89,522        $ 99,230        $189,403

Net earnings for the period                                        -           -              -          17,733          17,733

Endar options exercised prior to Endar acquisition           108,713           2          2,296               -           2,298

Common stock issued in connection with
   exercise of stock options                                  41,400           1            337               -             338
                                                          ---------------------------------------------------------------------

Balance, July 31, 1997                                    49,071,631        $654        $92,155        $116,963        $209,772
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JULY 31, 1998:

Balance, February 1, 1998                                 49,100,953        $982        $92,357        $153,493        $246,832

Net earnings for the period                                        -           -              -          27,397          27,397

Common stock issued in connection with
   exercise of stock options                                  82,323           2            575               -             577
                                                          ---------------------------------------------------------------------

Balance, July 31, 1998                                    49,183,276        $984        $92,932        $180,890        $274,806
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JULY 31 (In thousands)                                                              1998        1997
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net earnings                                                                                    $  27,397   $  17,733
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                                  9,614       5,918
     Deferred income taxes                                                                          1,997        (142)
     Equity in earnings of investee                                                                   202          90
     Minority interest                                                                               (165)        (13)
     Changes in operating assets and liabilities, net of effect of business acquisition:
           Accounts receivable                                                                      3,520       4,116
           Inventories                                                                            (26,035)    (27,472)
           Prepaid expenses                                                                          (306)       (690)
           Other assets                                                                                (3)       (151)
           Accounts payable                                                                        (1,529)        345
           Accrued expenses                                                                        (2,159)     (1,587)
           Income taxes                                                                            (1,015)       (473)
----------------------------------------------------------------------------------------------------------------------
               Total adjustments                                                                  (15,879)    (20,059)
----------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) operating activities                                 11,518      (2,326)
Cash flows from investing activities:
          Purchases of property, plant, and equipment                                             (14,624)    (42,827)
          Investments in investee                                                                       -        (814)
          Purchase of businesses net of cash acquired                                                (788)       (652)
----------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                              (15,412)    (44,293)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
          Proceeds from issuance of common stock                                                      577         338
          Borrowings from bank line of credit                                                     212,600      30,450
          Repayments on bank line of credit                                                      (218,810)    (27,090)
          Proceeds from issuance of long-term debt                                                      -      30,000
          Borrowings (payments) on long-term debt                                                     453      (5,681)
----------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                                 (5,180)     28,017
----------------------------------------------------------------------------------------------------------------------
               Net decrease in cash                                                                (9,074)    (18,602)
Cash and cash equivalents at beginning of period                                                   21,273      27,832
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $  12,199     $ 9,230
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and their subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at July 31, 1998 and the consolidated results of its operations and cash flows for the three and six month periods ended July 31, 1998 and 1997. In June 1997, the Company effected a three-for-two stock split in the form of a stock dividend. All share quantities, per share amounts and options data have been retroactively restated to reflect the stock split. As a result of the May 1997 pooling transaction, in which the Company acquired Endar Corp., all consolidated financial statements and related schedules presented for the three and six month periods ended July 31, 1997 have been adjusted to include the results of operations and financial position of Endar Corp., and all share quantities and per share amounts give effect to the Endar acquisition. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1998, as set forth in the Company's Form 10-K Annual Report. Operating results for the six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999.

2.   BUSINESS ACQUISITIONS

     On May 20, 1997 the Company acquired Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. The Company issued 1,900,786 shares of its common stock as consideration. This transaction was accounted for as a pooling of interests.

     Prior to this acquisition, Endar incurred one-time, non-recurring transaction costs totaling $5.2 million ($3.2 million, net of tax). The following table sets forth the results of the Company for the three and six month periods ended July 31, 1997, excluding these one-time, non-recurring transaction costs incurred by Endar, compared to the same periods this year.

                                                         Three Months        Three Months           Six Months          Six Months
                                                       Ended July 31,      Ended July 31,       Ended July 31,      Ended July 31,
                                                                 1998                1997                 1998                1997
                                                  -------------------- ------------------- -------------------- -------------------
           Net earnings excluding the
             non-recurring transaction costs
             of Endar                                         $12,725              $9,611              $27,397             $20,925

           BASIC:
           Net earnings per common share
             excluding the non-recurring
             transaction costs of Endar                         $0.26               $0.20                $0.56               $0.43

           Weighted average number of
             shares outstanding                                49,173              49,057               49,144              49,045

           DILUTED:
           Net earnings per common share
             excluding the non-recurring
             transaction costs of Endar                         $0.26               $0.19                $0.55               $0.42

           Weighted average number of
             shares outstanding                                49,653              49,600               49,643              49,523
           -------------------------------------- -------------------- ------------------- -------------------- -------------------

                                  Page 8 of 17

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                                                     July 31, 1998             January 31, 1998
                                                       ---------------------------- ----------------------------
                          Finished goods                               $   134,025                  $   113,273
                          Work in progress                                   2,743                        2,263
                          Raw materials                                     24,791                       19,988
                                                       ============================ ============================
                                                                       $   161,559                  $   135,524
                                                       ============================ ============================

4.   EARNINGS PER SHARE

     The components of basic and diluted earnings per share are as follows (in thousands):

                                                                 Three Months        Six Months     Three Months        Six Months
                                                               Ended July 31,    Ended July 31,   Ended July 31,    Ended July 31,
                                                                         1998              1998             1997              1997
           -------------------------------------------------- ---------------- ----------------- ---------------- -----------------
           Net earnings                                               $12,725           $27,397           $6,419           $17,733
           -------------------------------------------------- ---------------- ----------------- ---------------- -----------------
           Weighted average number of common shares outstanding:
                    Basic                                              49,173            49,144           49,057            49,045
                    Dilutive effect of stock options                      480               499              543               478
           -------------------------------------------------- ---------------- ----------------- ---------------- -----------------
           Weighted average number of common shares outstanding:
                    Diluted                                            49,653            49,643           49,600            49,523
           -------------------------------------------------- ---------------- ----------------- ---------------- -----------------

5.   COMPREHENSIVE INCOME

     The Company has adopted FASB Statement No. 130 "Reporting Comprehensive Income". This Statement establishes new standards for the presentation and disclosure of other comprehensive income. There were no material items in the quarters ended July 31, 1998 and 1997 and for the year ended January 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

     Net sales increased $89.2 million, or 30.5%, from $292.8 million in the first six months of fiscal 1998 to $382.0 million in the first six months of fiscal 1999. Net sales increased $43.3 million, or 31.4%, from $137.7 million in the quarter ended July 31, 1997 to $181.0 million in the quarter ended July 31, 1998. Virtually all of this increase was attributable to unit growth in sales of the Company's everyday products, particularly scented candles and candle accessories. Two areas of the business experienced a growth rate higher than the Company average for the six months ended July 31, 1998: PartyLite Gifts, our party plan direct seller in the United States; and International markets. The increase in sales to new domestic customers was attributable to improved penetration of select channels of distribution and to geographic expansion in the United States, particularly by the Company's direct selling activities. International sales accounted for approximately 17% of the total net sales for the quarter ended July 31, 1998.

GROSS PROFIT

     Gross profit increased $60.0 million, or 36.8%, from $163.2 million in the first six months of fiscal 1998 to $223.2 million in the first six months of fiscal 1999. Gross profit margin increased from 55.7% for the first six months of fiscal 1998 to 58.4% for the first six months of fiscal 1999. Gross profit increased $27.5 million, or 35.6%, from $77.3 million in the quarter ended July 31, 1997 to $104.8 million in the quarter ended July 31, 1998. Gross profit margin increased from 56.1% for the quarter ended July 31, 1997 to 57.9% for the quarter ended July 31, 1998. The Company is benefiting from the capital investments made over the last three years in process technology improvements and automated pick and pack systems, as well as cost savings from two new distribution centers, which were not operational in the first six months of fiscal 1998. Also contributing to the increase in gross profit percentage were product and market mix, reflecting sales for scented candles and candle accessories at PartyLite and International, which carry a higher gross profit percentage than our other product channels.

SELLING AND SHIPPING EXPENSE

     Selling and shipping expense increased $37.5 million, or 38.4%, from $97.6 million in the first six months of fiscal 1998 (33.3% of net sales), to $135.1 million in the first six months of fiscal 1999 (35.4% of net sales). Selling and shipping expense increased $16.7 million, or 36.2%, from $46.1 million in the quarter ended July 31, 1997 (33.5% of net sales), to $62.8 million in the quarter ended July 31, 1998 (34.7% of net sales). The increases were partially attributable to increased sales to the consumer market, particularly sales through the Company's home party plan direct selling activities and International, in which sales expenses, as a percentage of net sales, are relatively higher. The increase is also reflective of the continued marketing and selling investment in support of existing and new accounts and country development.

ADMINISTRATIVE EXPENSE

     Administrative expense increased $9.8 million, or 33.9%, from $28.9 million in the first six months of fiscal 1998 (9.9% of net sales) to $38.7 million in the first six months of fiscal 1999 (10.1% of net sales). Administrative expense increased $4.7 million, or 33.1%, from $14.2 million in the quarter ended July 31, 1997 (10.3% of net sales) to $18.9 million in the quarter ended July 31, 1998 (10.4% of net sales). Such increases were primarily a result of increases in investment in infrastructure to support international sales growth and increased spending associated with improvements in information and administrative support systems including Year 2000 related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE

     Interest expense increased $1.4 million, or 70.0%, from $2.0 million in the first six months of fiscal 1998 to $3.4 million in the first six months of fiscal 1998. Interest expense increased $.5 million, or 45.5%, from $1.1 million in the quarter ended July 31, 1997 to $1.6 in the quarter ended July 31, 1998. Such increase was primarily attributable to increased borrowing to fund capital expenditures including the December 31, 1997 acquisition of the Sterno-Registered Trademark- and Handy Fuel-Registered Trademark- assets.

INCOME TAXES

     Income tax expense increased $6.0 million, or 51.7%, from $11.6 million in the first six months of fiscal 1998 to $17.6 million in the first six months of fiscal 1999. Income tax expense increased $4.2 million, or 105.0%, from $4.0 million in the quarter ended July 31, 1997 to $8.2 million in the quarter ended July 31, 1998. The effective income tax rate decreased from approximately 40% for the first six months of fiscal 1998 to approximately 39% for the six months of fiscal 1999 due to the growth in sales in countries with lower tax rates than the U.S.

NET EARNINGS

     As a result of the foregoing, net earnings increased $9.7 million, or 54.8%, from $17.7 million the six months ended July 31, 1997 to $27.4 million for the six months ended July 31, 1998. Net earnings increased $6.3 million, or 98.4%, from $6.4 million in the quarter ended July 31, 1997 to $12.7 million in the quarter ended July 31, 1998. Net earnings for the three and six month periods ended July 31, 1997 include one-time non-recurring transaction costs of $3.2 million, net of tax incurred by Endar Corp. prior to its acquisition by the Company.

     Basic earnings per share based upon the weighted average number of shares outstanding for the six months ended July 31, 1998 increased $0.20, or 55.6%, to $0.56 compared to $0.36 for the six months ended July 31, 1997. Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended July 31, 1998 increased $0.13, or 100.0%, to $0.26 compared to $0.13 for the quarter ended July 31, 1997. Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.55 for the six months ended July 31, 1998 compared to $0.36 for the same period last year, an increase of $0.19, or 52.8%. Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.26 for the quarter ended July 31, 1998 compared to $0.13 for the same period last year, an increase of $0.13, or 100.0%.

     Excluding the non-recurring transaction costs, basic earnings per share for the six months ended July 31, 1998 were $0.56 compared to $0.43 for the same period last year, an increase of $0.13, or 30.2%. Diluted earnings per share increased $0.13, or 31.0%, from $0.42 for the six months ended July 31, 1997 (excluding the non-recurring transaction costs) compared to $0.55 for the six months ended July 31, 1998. Basic earnings per share increased $0.06, or 30.0%, from $0.20 for the three month period ended July 31, 1997 (excluding the non-recurring transaction costs) compared to $0.26 for the same period this year. Diluted earnings per share increased $0.07, or 36.8%, from $0.19 for the three months ended July 31, 1997 (excluding the non-recurring transaction costs) compared to $0.26 for the quarter ended July 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Inventory increased from $135.5 million at January 31, 1998 to $161.6 million at July 31, 1998 in order to meet increases in current and anticipated demand. Inventory increased 15.5% from July 31, 1997 when compared to July 31, 1998 while net sales for the quarter ended July 31, 1998 increased 31.4%, when compared to the same period last year. Accounts receivable decreased $3.5 million, or 6.7% from $52.0 million at the end of fiscal 1998 to $48.5 million at July 31, 1998. Accounts payable and accrued expenses decreased $3.7 million, or 5.4% from $68.7 million at the end of fiscal 1998 to $65.0 million at July 31, 1998. The decrease in accounts payable and accrued expenses reflects the normal payment pattern of operating expenses.

     Capital expenditures for property, plant and equipment were $14.6 million in the six months ended July 31, 1998. Capital expenditures were primarily investments in a new distribution center, new equipment and improvements to existing plant and equipment. The Company anticipates capital spending of approximately $40.0 million for fiscal 1999, of which approximately $20.0 million will be used for a new distribution facility in the Netherlands, with the balance of approximately $20.0 million to be used for upgrades to machinery and equipment in existing facilities, improvements to leased facilities, and computer hardware and software.

     The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand its existing business.

     The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable required to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility described below, will be sufficient to fund its operating requirements, capital expenditures, the share repurchase program referred to below and all other obligations for the next twelve months.

     The Company has a revolving credit facility (the "Credit Facility") arranged by J.P. Morgan Securities, Inc. with participation by a syndicate of eight banks (together with J.P. Morgan, the "Banks") maturing October 17, 2002. Pursuant to the Credit Facility, the Banks have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $140.0 million, and the Banks have agreed to provide under certain circumstances an additional $35.0 million, to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company. Amounts which may be outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (8.50% at July 31, 1998) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50% based on a pre-defined financial ratio, for a weighted average interest rate of 5.85% at July 31, 1998. The Credit Facility is guaranteed by certain of the Company's subsidiaries and contains, among other provisions, requirements to maintain certain financial ratios and limitations on certain payments. At July 31, 1998, the Company was in compliance with such covenants. The Company does not believe that such covenants will have a material effect on its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Net cash provided by operating activities amounted to $11.5 million for the six months ended July 31, 1998 compared to a use of $2.3 million for the six months ended July 31, 1997. This change is due to normal fluctuations in inventory, accounts receivable, accounts payable, and accrued expenses along with higher net earnings as well as increased depreciation and amortization. At July 31, 1998, $87.2 million was outstanding under the Credit Facility and approximately $2.8 million of letters of credit were outstanding.

     On September 10, 1998, the Company's Board of Directors authorized the Company to repurchase, from time to time, up to one million shares of its common stock in the open market, as well as through block or privately negotiated transactions. The Company has not repurchased any of its shares since the authorization of the program.

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 15, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

YEAR 2000 COMPLIANCE

     The Company continues to assess the impact of the Year 2000 on its information systems, including the Year 2000 readiness of those it conducts business with, and is developing and implementing a Year 2000 compliance strategy. The Company expects increased spending to bring its systems into Year 2000 compliance, but Year 2000 related expenses have not been and are not expected to be material to the Company's results of operations and financial position and are being expensed as incurred. The Company is currently assessing the need for and the implications of a contingency plan. However, if modifications and conversions by the Company and those it conducts business with are not completed in a timely manner, the Year 2000 issue may have a material adverse affect on the Company's business, results of operations and financial position.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were voted upon at the Annual Meeting of Stockholders held on June 9, 1998, and received the votes set forth below:

         1) Each of the following persons nominated was elected to serve as director and received the number of votes set opposite his or her name:


                                                            For                  Against                Withheld
                                                   ---------------------- ----------------------- ----------------------
                Robert B. Goergen                       43,214,310                  0                    47,720
                Neal I. Goldman                         43,214,710                  0                    47,320
                Howard E. Rose                          43,213,910                  0                    48,120

         2) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants received 38,671,128 votes for, 4,573,465 votes against, and 17,437 votes withheld.

         3) A proposal to ratify the amendment to the Company's Amended and Restated 1994 Employee Stock Option Plan ("Employee Plan") to increase the number of shares authorized to be issued under the Employee Plan by 500,000 shares received 39,648,691 votes for, 3,538,898 votes against, and 74,441 votes withheld.

         4) A proposal to ratify the amendment to the Employee Plan to limit the maximum option grants that may be made to an employee in any one year (the "162(m) Amendment") received 43,107,593 votes for, 89,135 votes against, and 65,302 votes withheld.

ITEM 5.  OTHER INFORMATION

     The Company is including the following cautionary statement in this Report to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company and its representatives may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the following cautionary statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Such forward-looking statements are expected to be based on various assumptions, many of which are based, in turn, upon further assumptions. There can be no assurance that management's expectations, beliefs or projections

Part II.  OTHER INFORMATION
     will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere in this Report and in the Company's other public filings and statements, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the Company's forward- looking statements. The Company disclaims any obligation to update any forward-looking statements, or the following factors, to reflect events or circumstances after the date of this Report.

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

Part II.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               27. Financial data schedule as of and for the period ended July 31, 1998.

          b)   Reports on Form 8-K

                    During the fiscal quarter ended July 31, 1998, the Company filed the following Current Report on Form 8-K:

                    The Company filed a Current Report on Form 8-K on June 5, 1998 to attach the Company's earnings release relating to the Company's results of operations for the fiscal quarter ended April 30, 1998.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                               BLYTH INDUSTRIES, INC.



         Date:    September 14, 1998           By:/s/ Robert B. Goergen
                  --------------------            ---------------------
                                               Robert B. Goergen
                                               Chief Executive Officer



         Date:    September 14, 1998           By:/s/ Richard T. Browning
                  --------------------            -----------------------
                                               Richard T. Browning
                                               Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT    DESCRIPTION                                                 PAGE NO.
27.        Financial data schedule as of and for the period ended
           July 31, 1998.                                                N/A