Form 10-Q
period 1998-10-31
BLYTH INDUSTRIES INC
filed 1998-12-14
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1998


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

                49,187,376 COMMON SHARES AS OF NOVEMBER 30, 1998.

                             BLYTH INDUSTRIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
Form 10-Q Cover Page...........................................................1

Form 10-Q Index................................................................2


Part I.    Financial Information:

      Item 1.     Financial Statements:
                           Consolidated Balance Sheets.........................3

                           Consolidated Statements of Earnings...............4,5

                           Consolidated Statements of Stockholders' Equity.....6

                           Consolidated Statements of Cash Flows...............7

                           Notes to Consolidated Financial Statements........8,9

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........10-15


Part II.   Other Information

      Item 1.     Legal Proceedings...........................................16

      Item 2.     Changes in Securities.......................................16

      Item 3.     Defaults upon Senior Securities.............................16

      Item 4.     Submission of Matters to a Vote of Security Holders.........16

      Item 5.     Other Information........................................16,17

      Item 6.     Exhibits and Reports on Form 8-K............................18


Signatures....................................................................19

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     OCTOBER 31,      JANUARY 31,
(In thousands, except share data)                                                                          1998             1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                              $ 11,420         $ 21,273
Accounts receivable, less allowance for doubtful receivables
      of $1,710 and $1,353, respectively                                                                 86,327           51,980
Inventories (Note 3)                                                                                    152,536          135,524
Prepaid expenses                                                                                          1,367              612
Deferred income taxes                                                                                     1,700            2,442
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                              253,350          211,831
PROPERTY, PLANT AND EQUIPMENT:
      Less accumulated depreciation ($54,869 and $41,749, respectively)                                 187,118          170,710
OTHER ASSETS:
Investment                                                                                               12,870            6,438
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $3,930 and $2,417, respectively                                           56,226           57,419
Deposits                                                                                                  1,038              992
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                    $ 510,602        $ 447,390
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                                                    $ 5,634          $ 1,013
Accounts payable                                                                                         39,578           39,138
Accrued expenses                                                                                         32,763           29,574
Income taxes                                                                                              7,100            2,005
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                          85,075           71,730
DEFERRED INCOME TAXES                                                                                     8,787            7,100
LONG-TERM DEBT, less current maturities                                                                 116,046          119,617
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, net of
   accumulated amortization of $781 and $691, respectively                                                  623              713
MINORITY INTEREST                                                                                           913            1,398
COMMITMENTS AND CONTINGENCIES                                                                                --               --
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 10,000,000 shares of $0.01
       par value; no shares issued and outstanding                                                           --               --
Common stock, authorized 100,000,000 shares of $0.02
      par value; issued and outstanding, including shares in treasury, 49,188,376
      and 49,100,953, respectively                                                                          984              982
Additional contributed capital                                                                           92,980           92,357
Retained earnings                                                                                       205,422          153,493
Treasury stock, at cost, 10,000 shares and 0 shares, respectively                                          (228)              --
---------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                        299,158          246,832
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                                      $ 510,602        $ 447,390
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED OCTOBER 31 (In thousands, except per share data)

                                                                                                  1998                    1997
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                    $ 622,807               $ 485,226
Cost of goods sold                                                                             265,234                 215,424
-------------------------------------------------------------------------------------------------------------------------------
           Gross profit                                                                        357,573                 269,802
Selling and shipping                                                                           209,281                 156,369
Administrative                                                                                  56,441                  42,971
Amortization of goodwill                                                                         1,531                     636
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               267,253                 199,976
-------------------------------------------------------------------------------------------------------------------------------
           Operating profit                                                                     90,320                  69,826
Other expense (income)
      Interest expense                                                                           5,221                   3,577
      Interest income                                                                             (255)                   (486)
      Equity in earnings of investee                                                              (106)                   (367)
      Non-recurring transaction costs of acquired company                                           --                   5,173
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 4,860                   7,897
-------------------------------------------------------------------------------------------------------------------------------
            Earnings before income tax expense and minority interest                            85,460                  61,929
Income tax expense                                                                              33,546                  24,316
-------------------------------------------------------------------------------------------------------------------------------
            Earnings before minority interest                                                   51,914                  37,613
Minority interest                                                                                  (15)                    254
-------------------------------------------------------------------------------------------------------------------------------
           Net earnings                                                                       $ 51,929                $ 37,359
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Basic:
       Net earnings per common share (1)                                                         $ 1.06                  $ 0.76
       Weighted average number of shares outsanding                                              49,158                  49,054
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Diluted:
       Net earnings per common share (1)                                                         $ 1.05                  $ 0.75
       Weighted average number of shares outstanding                                             49,652                  49,544
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
(1) SEE NOTE 2 AND NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED OCTOBER 31 (In thousands, except per share data)

                                                                                                  1998                         1997
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                    $ 240,766                    $ 192,457
Cost of goods sold                                                                             106,392                       85,852
------------------------------------------------------------------------------------------------------------------------------------
           Gross profit                                                                        134,374                      106,605
Selling and shipping                                                                            74,149                       58,784
Administrative                                                                                  17,693                       14,081
Amortization of goodwill                                                                           513                          212
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                92,355                       73,077
------------------------------------------------------------------------------------------------------------------------------------
           Operating profit                                                                     42,019                       33,528
Other expense (income)
      Interest expense                                                                           1,853                        1,578
      Interest income                                                                             (131)                        (184)
      Equity in earnings of investee                                                              (308)                        (457)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,414                          937
------------------------------------------------------------------------------------------------------------------------------------
            Earnings before income tax expense and minority interest                            40,605                       32,591
Income tax expense                                                                              15,923                       12,698
------------------------------------------------------------------------------------------------------------------------------------
            Earnings before minority interest                                                   24,682                       19,893
Minority interest                                                                                  150                          267
------------------------------------------------------------------------------------------------------------------------------------
           Net earnings                                                                       $ 24,532                     $ 19,626
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Basic:
   Net earnings per common share (1)                                                            $ 0.50                       $ 0.40
   Weighted average number of shares outsanding                                                 49,186                       49,074
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Diluted:
   Net earnings per common share (1)                                                            $ 0.49                       $ 0.40
   Weighted average number of shares outstanding                                                49,610                       49,590
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
(1) SEE NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------

OCTOBER 31, (In thousands, except share data)

                                                                               ADDITIONAL                                    TOTAL
                                                           COMMON STOCK       CONTRIBUTED     RETAINED    TREASURY   STOCKHOLDERS'
                                                        SHARES       AMOUNT       CAPITAL     EARNINGS       STOCK          EQUITY
----------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED OCTOBER 31, 1997:

Balance, February 1, 1997                             48,921,518    $    651    $ 89,522    $    99,230    $   --      $  189,403

Net earnings for the period                                   --          --          --         37,359                    37,359

Common stock issued in connection with 3 for 2
   stock split in the form of a dividend                      --         327          --           (327)                       --

Endar options exercised prior to Endar acquisition       108,713           2       2,296             --                     2,298

Common stock issued in connection with
   exercise of stock options                              47,400           1         357             --                       358
                                                      ----------------------------------------------------------------------------

Balance, October 31, 1997                             49,077,631    $    981    $ 92,175    $   136,262    $   --      $  229,418
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED OCTOBER 31, 1998:

Balance, February 1, 1998                             49,100,953    $    982    $ 92,357    $   153,493    $   --      $  246,832

Net earnings for the period                                                                     51,929                     51,929

Common stock issued in connection with
   exercise of stock options                              87,423           2         623                                      625

Treasury stock purchase                                  (10,000)                                            (228)           (228)
                                                      ----------------------------------------------------------------------------

Balance, October 31, 1998                             49,178,376    $    984    $ 92,980    $   205,422    $ (228)     $  299,158
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED OCTOBER 31 (In thousands)                                                      1998              1997

-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                                                  $  51,929         $  37,359
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                               14,650             9,194
     Deferred income taxes                                                                        2,429               308
     Equity in earnings of investee                                                                (106)             (367)
     Minority interest                                                                              (15)              254
     Changes in operating assets and liabilities, net of effect of business acquisition:
           Accounts receivable                                                                  (34,347)          (32,621)
           Inventories                                                                          (17,012)          (24,473)
           Prepaid expenses                                                                        (755)              (66)
           Other assets                                                                             (46)             (338)
           Accounts payable                                                                         440            (1,032)
           Accrued expenses                                                                       3,189             6,023
           Income taxes                                                                           5,095             2,802
-------------------------------------------------------------------------------------------------------------------------
               Total adjustments                                                                (26,478)          (40,316)
-------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) operating activities                               25,451            (2,957)
Cash flows from investing activities:
          Purchases of property, plant, and equipment                                           (29,529)          (58,646)
          Investments in investee                                                                (6,434)             (814)
          Purchase of businesses, net of cash acquired                                             (788)          (15,652)
-------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                            (36,751)          (75,112)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
          Proceeds from issuance of common stock                                                    625               358
          Purchase of treasury stock                                                               (228)                0
          Borrowings from bank lines of credit                                                  374,643            81,500
          Repayments on bank lines of credit                                                   (374,710)          (85,940)
          Proceeds from issuance of long-term debt                                                   --            75,467
          Borrowings (payments) on long-term debt                                                 1,117            (4,904)
-------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                          1,447            66,481
-------------------------------------------------------------------------------------------------------------------------
               Net decrease in cash                                                              (9,853)          (11,588)
Cash and cash equivalents at beginning of period                                                 21,273            27,832
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $  11,420         $  16,244
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and their subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at October 31, 1998 and the consolidated results of its operations and cash flows for the three and nine month periods ended October 31, 1998 and 1997. In June 1997, the Company effected a three-for-two stock split in the form of a stock dividend. All share quantities, per share amounts and options data have been retroactively restated to reflect the stock split. As a result of the May 1997 pooling transaction, in which the Company acquired Endar Corp., all consolidated financial statements and related schedules presented for the nine month period ended October 31, 1997 have been adjusted to include the results of operations and financial position of Endar Corp., and all share quantities and per share amounts give effect to the Endar acquisition. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended
         January 31, 1998, as set forth in the Company's Form 10-K Annual Report. Operating results for the nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999.

2.       BUSINESS ACQUISITIONS

         On May 20, 1997, the Company acquired Endar Corp., a manufacturer of potpourri, scented candles and other fragrance products. The Company issued 1,900,786 shares of its common stock as consideration. This transaction was accounted for as a pooling of interests.

         Prior to this acquisition, Endar incurred one-time, non-recurring transaction costs totaling $5.2 million pre-tax ($3.2 million, net of tax). The following table sets forth the results of the Company for the nine month period ended October 31, 1997 excluding these one-time, non-recurring transaction costs incurred by Endar compared to the same period this year.


                                                                              Nine Months          Nine Months
                                                                         Ended October 31,    Ended October 31,
                                                                                     1998                 1997
                                                                         ----------------     ----------------
                   Net earnings excluding the
                     non-recurring transaction costs
                     of Endar                                                     $51,929              $40,551

                   BASIC:
                   Net earnings per common share
                     excluding the non-recurring
                     transaction costs of Endar                                     $1.06                $0.83

                   Weighted average number of
                     shares outstanding                                            49,158               49,054

                   DILUTED:
                   Net earnings per common share
                     excluding the non-recurring
                     transaction costs of Endar                                     $1.05                $0.82

                   Weighted average number of
                     shares outstanding                                            49,652               49,544
                   ---------------------------------------------------------------------------------------------------------------

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       INVENTORIES

         The components of inventory consist of the following (in thousands):


                                                                  October 31, 1998             January 31, 1998
                                                       --------------------------------------------------------

                          Finished goods                               $   123,447                  $   113,273
                          Work in progress                                   2,986                        2,263
                          Raw materials                                     26,103                       19,988
                                                       --------------------------------------------------------
                                                                       $   152,536                  $   135,524
                                                       --------------------------------------------------------
                                                       --------------------------------------------------------


4.       EARNINGS PER SHARE

         The components of basic and diluted earnings per share are as follows (in thousands):

                                                           Three Months        Nine Months        Three Months         Nine Months
                                                      Ended October 31,  Ended October 31,   Ended October 31,   Ended October 31,
                                                                   1998               1998                1997                1997
           ------------------------------------------------------------------------------------------------------------------------
           Net earnings                                         $24,532            $51,929             $19,626             $37,359
           ------------------------------------------------------------------------------------------------------------------------
           Weighted average number of common
               shares outstanding:
                    Basic                                        49,186             49,158              49,074              49,054
                    Dilutive effect of stock                        424                494                 516                 490
           options
           ------------------------------------------------------------------------------------------------------------------------
           Weighted average number of common
               shares outstanding:
                    Diluted                                      49,610             49,652              49,590              49,544
           ------------------------------------------------------------------------------------------------------------------------

5.       COMPREHENSIVE INCOME

         The Company has adopted FASB Statement No. 130 "Reporting Comprehensive Income". This Statement establishes new standards for the presentation and disclosure of other comprehensive income. There were no material items in the three and nine month periods ended October 31, 1998 and 1997 and for the year ended January 31, 1998.

6.       STOCK PURCHASE PLAN

         On September 10, 1998, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of October 31, 1998, the Company had purchased on the open market 10,000 common shares for a total cost of $228,000. The acquired shares are held as common stock in treasury.

7.       SUBSEQUENT EVENT

         On December 6, 1998, the Company entered into an agreement to acquire an approximately 39% economic interest and 79% voting interest in Liljeholmens Stearinfabriks AB, a candle manufacturer based in Sweden, in a private sale, subject to anti-trust clearances. The shares to be acquired consist of 9,431,000 shares of Class A common stock of Liljeholmens. The Company has not previously owned any shares of Liljeholmens. Class A and B shares of Liljeholmens are traded on the Stockholm Stock Exchange. The Company does not expect the purchase to be dilutive to its Diluted Net Earnings Per Share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

         Net sales increased $137.6 million, or 28.4%, from $485.2 million in the first nine months of fiscal 1998 to $622.8 million in the first nine months of fiscal 1999. Net sales increased $48.3 million, or 25.1%, from $192.5 million in the quarter ended October 31, 1997 to $240.8 million in the quarter ended October 31, 1998. Virtually all of this increase was attributable to unit growth in sales of the Company's everyday and seasonal holiday products, particularly scented candles and candle accessories. Two areas of the business experienced a growth rate higher than the Company average for the nine months ended October 31, 1998: PartyLite Gifts, our party plan direct seller in the United States; and International, particularly Europe and Canada. The increase in sales to domestic customers was attributable to improved penetration of select channels of distribution and to geographic expansion in the United States, particularly by the Company's direct selling activities and mass channel brands. International sales, including sales in Canada, grew at a faster rate than the Company as a whole, and accounted for approximately 20% of the net sales increase. International sales accounted for approximately 16% of the total net sales for the nine months ended October 31, 1998.

GROSS PROFIT

         Gross profit increased $87.8 million, or 32.5%, from $269.8 million in the first nine months of fiscal 1998 to $357.6 million in the first nine months of fiscal 1999. Gross profit margin increased from 55.6% for the first nine months of fiscal 1998 to 57.4% for the first nine months of fiscal 1999. Gross profit increased $27.8 million, or 26.1%, from $106.6 million in the quarter ended October 31, 1997 to $134.4 million in the quarter ended October 31, 1998. Gross profit margin increased from 55.4% for the quarter ended October 31, 1997 to 55.8% for the quarter ended October 31, 1998. The Company is benefiting from the capital investments made over the last three years in process technology improvements and automated pick and pack systems, as well as cost savings from two new distribution centers, which were not operational during most of the first nine months of fiscal 1998. Also contributing to the increase in gross profit percentage were product and market mix, reflecting sales of scented candles and candle accessories, particularly in the International market, which carry a higher gross profit percentage than our other product channels.

SELLING AND SHIPPING EXPENSE

         Selling and shipping expense increased $52.9 million, or 33.8%, from $156.4 million in the first nine months of fiscal 1998 (32.2% of net sales), to $209.3 million in the first nine months of fiscal 1999 (33.6% of net sales). Selling and shipping expense increased $15.3 million, or 26.0%, from $58.8 million in the quarter ended October 31, 1997 (30.5% of net sales), to $74.1 million in the quarter ended October 31, 1998 (30.8% of net sales). The increases were partially attributable to increased sales to the consumer market, particularly sales through the Company's home party plan direct selling activities and International, in which sales expenses, as a percentage of net sales, are relatively higher. The increase is also reflective of the continued marketing and selling investment in support of existing and new account and country development.

ADMINISTRATIVE EXPENSE

         Administrative expense increased $13.4 million, or 31.2%, from $43.0 million in the first nine months of fiscal 1998 (8.9% of net sales) to $56.4 million in the first nine months of fiscal 1999 (9.1% of net sales). Administrative expense increased $3.6 million, or 25.5%, from $14.1 million in the quarter ended October 31, 1997 (7.3% of net sales) to $17.7 million in the quarter ended October 31, 1998 (7.4% of net sales). Such increases were primarily a result of increases in investment in infrastructure to support International sales growth and increased spending associated with improvements in information and administrative support systems including Year 2000 related expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE

         Interest expense increased $1.6 million, or 44.4%, from $3.6 million in the first nine months of fiscal 1998 to $5.2 million in the first nine months of fiscal 1998. Interest expense increased $.3 million, or 18.8%, from $1.6 million in the quarter ended October 31, 1997 to $1.9 in the quarter ended October 31, 1998. Such increase was primarily attributable to increased borrowing to fund capital expenditures.

INCOME TAXES

         Income tax expense increased $9.2 million, or 37.9%, from $24.3 million in the first nine months of fiscal 1998 to $33.5 million in the first nine months of fiscal 1999. Income tax expense increased $3.2 million, or 25.2%, from $12.7 million in the quarter ended October 31, 1997 to $15.9 million in the quarter ended October 31, 1998. The effective income tax rate was approximately 39% for the first nine months of fiscal 1998 and fiscal 1999.

NET EARNINGS

         As a result of the foregoing, net earnings increased $14.5 million, or 38.8% from $37.4 million for the nine months ended October 31, 1997 to $51.9 million for the nine months ended October 31, 1998. Net earnings increased $4.9 million, or 25.0%, from $19.6 million in the quarter ended October 31, 1997 to $24.5 million in the quarter ended October 31, 1998. Net earnings for the nine month period ended October 31, 1997 include one-time, non-recurring transaction costs of $3.2 million incurred by Endar Corp. prior to its acquisition by the Company.

         Basic earnings per share based upon the weighted average number of shares outstanding for the nine months ended October 31, 1998 increased $0.30 or 39.5% to $1.06 compared to $0.76 for the nine months ended October 31, 1997. Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended October 31, 1998 increased $0.10 or 25.0% to $0.50 compared to $0.40 for the quarter ended October 31, 1997. Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $1.05 for the nine months ended October 31, 1998 compared to $0.75 for the same period last year, an increase of $0.30 or 40.0%. Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.49 for the quarter ended October 31, 1998 compared to $0.40 for the same period last year, an increase of $0.09 or 22.5%.

         As a result of the aforementioned one-time, non-recurring transaction costs incurred by Endar prior to the acquisition, basic and diluted earnings per share decreased $0.07 for the nine month period ended October 31, 1997. Excluding the non-recurring transaction costs, basic earnings per share for the nine months ended October 31, 1998 were $1.06 compared to $0.83 for the same period last year, an increase of $0.23 or 27.7%. Diluted earnings per share increased $0.23 or 28.0% from $0.82 for the nine months ended October 31, 1997 excluding the non-recurring transaction costs compared to $1.05 for the nine months ended October 31, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Inventory increased from $135.5 million at January 31, 1998 to $152.5 million at October 31, 1998, an increase of 12.5%, which continues to grow at a rate less than the Company's net sales, which grew 28.4% during the same period. Accounts receivable increased $34.3 million, or 66.0% from $52.0 million at the end of fiscal 1998 to $86.3 million at October 31, 1998. Such increase is due to normal seasonal fluctuation and expanded sales. Accounts payable and accrued expenses increased $3.6 million, or 5.2% from $68.7 million at the end of fiscal 1998 to $72.3 million at October 31, 1998. The increase in accounts payable and accrued expenses reflects the normal payment pattern of operating expenses.

         Capital expenditures for property, plant and equipment were $29.5 million in the nine months ended October 31, 1998. Capital expenditures were primarily investments in a new distribution center, new equipment and improvements to existing plant and equipment. The Company anticipates total capital spending of approximately $40.0 million for fiscal 1999, of which approximately $20.0 million will be used for a new distribution facility in the Netherlands, with the balance of approximately $20.0 million to be used for upgrades to machinery and equipment in existing facilities, improvements to leased facilities, and computer hardware and software.

         The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time, in the ordinary course of its business, to evaluate and pursue acquisition opportunities, as appropriate. This could be in the form of acquiring other companies, selected assets and product lines, long term investments, and or joint ventures that either complement or expand its existing business.

         The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable required to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company believes that cash on hand, cash from operations and available borrowings under credit facilities will be sufficient to fund its operating requirements, capital expenditures, the stock repurchase program described below, and all other obligations for the next twelve months.

         The Company has revolving credit facilities (the "Credit Facilities") maturing August 1999 and October 2002. Pursuant to the Credit Facilities, the lenders have agreed, subject to certain conditions, to provide unsecured revolving credit facilities to the Company in an aggregate amount of up to $185.0 million, and the lenders have agreed to provide under certain circumstances an additional $35.0 million, to fund ongoing working capital requirements, letter of credit requirements and general corporate purposes of the Company. Amounts which may be outstanding under the Credit Facilities bear interest, at the Company's option, at Bank of America's prime rate (8.0% at October 31, 1998) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50% based on a pre-defined financial ratio, for a weighted average interest rate of 5.7% at October 31, 1998. The Credit Facilities are guaranteed by certain of the Company's subsidiaries and contain, among other provisions, requirements to maintain certain financial ratios and limitations on certain payments. At October 31, 1998, the Company was in compliance with such covenants. The Company does not believe that such covenants will have a material effect on its operations.

         Net cash provided by operating activities amounted to $25.5 million for the nine months ended October 31, 1998, compared to a net cash used of $3.0 million for the nine months ended October 31, 1997. This increase is due to normal fluctuations in inventory, accounts receivable, accounts payable, and accrued expenses along with higher net earnings as well as increased depreciation and amortization. At October 31, 1998, approximately $93.6 million was outstanding under the Credit Facilities and approximately $1.9 million of letters of credit were outstanding. In September 1998, the Company initiated a stock repurchase program with an authorized limit of 1,000,000 shares. As of October 31, 1998, the Company had repurchased 10,000 shares at a total cost of approximately $.2 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOREIGN CURRENCY RISK

         The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures and on the forecasted results of the Canadian operations. The Company does not hold or issue derivative financial instruments for trading purposes.

         With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian operations, gain or loss on such hedges is recognized in income in the period in which the underlying hedged transaction occurs. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedge item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into income. For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

         The following table provides information about the Company's foreign exchange forward contracts at October 31, 1998.

                                                                                       OCTOBER 31, 1998
                                                            -----------------------------------------------------------------------
                                                                       U.S. DOLLAR         AVERAGE                FORWARD POSITION
           (In thousands, except average contract rate)            NOTIONAL AMOUNT      CONTRACT RATE              IN U.S. DOLLARS
           ------------------------------------------------ ----------------------- ----------------------- -----------------------

           Canadian Dollar                                                 $22,590           1.53                          $22,349
           German Deutsche Mark                                                675           1.74                              710
                                                            -----------------------                         -----------------------
                                                                           $23,265                                         $23,059
                                                            -----------------------                         -----------------------
                                                            -----------------------                         -----------------------

         The forward position in U.S. dollars approximates the fair value of the contracts at October 31, 1998. The foreign exchange contracts outstanding as of October 31, 1998, have maturity dates ranging from November 1998 through July 1999.

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On June 15, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

YEAR 2000 COMPLIANCE

         The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in miscalculations, malfunctions or disruptions when attempting to process information containing dates that fall after December 31, 1999 or other dates which could cause computer malfunctions.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE (CONTINUED)

         Recognizing the importance of the "Year 2000 Issue" the Company began developing a Year 2000 compliance plan in fiscal 1997. The Company's efforts have been focused on the elements that are believed to be critical to business operations ("mission critical"), which includes:
         (a) an assessment, and where needed, a remediation, of both information technology ("IT") and non-IT elements of its business information, computing, telecommunications, and process control systems, (b) an assessment, and remediation, as necessary, of equipment with embedded chips, and (c) an evaluation of the Company's relationships with significant product and services providers and major customers ("key business partners").

         The compliance plan contains five components as follows: (1) Internal assessment - a detailed evaluation of the potential Year 2000 effects on the Company's IT and non-IT systems and on its equipment with embedded computer chips, (2) Remediation - corrective action including code enhancements, hardware and software upgrades, system replacements, vendor certification, equipment repair or replacement, and other associated changes to achieve Year 2000 compliance, (3) Testing - the verification that remediation actions are effective and that systems currently deemed compliant in fact are compliant, (4) Third party evaluation - an evaluation of the Year 2000 readiness of key suppliers of goods and services and of key customers, and (5) Contingency planning - the development of detailed procedures to be put in place should the Company or key business partners experience a significant Year 2000 problem. Although we believe the above is a sound plan, there can be no assurances that this process will identify or remediate all of the existing Year 2000 exposures.

         The assessment phase is near completion. The remediation process is well underway on critical IT and non-IT systems, and the Company presently anticipates that remediation and testing of remaining systems will be complete by March 31, 1999. The testing phase, which is done in most instances using simulated data, has commenced on critical IT and non-IT systems, and the Company expects to complete, in all material respects, testing of internal systems by April 30, 1999.

         The third party evaluation phase is underway with the Company having identified its key business partners, and is in the process of ascertaining their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means. However the actual readiness of these third parties is beyond the Company's control; therefore, there can be no assurances that significant deficiencies do not exist amongst such third parties. The Company expects to complete, in all material respects, the third party evaluation phase by April 30, 1999.

         If needed modifications and conversions of computer systems are not made on a timely basis by the Company or its key business partners, the Company could be affected by business disruption, operational problems, and financial loss, any of which could have a material adverse effect on the Company's results of operations, and consolidated financial position. Although not anticipated, the most reasonably likely worst case scenario of failure by the Company or its key business partners to resolve the Year 2000 issue would be a short-term slowdown or cessation of manufacturing operations at one or more of the Company's facilities, and a short-term inability on the part of the Company to process orders and billings in a timely manner and to deliver product to customers in a timely manner.

         In addition to the readiness measures described above, the Company intends to mitigate, through the development of contingency plans as deemed appropriate, the possible disruption in business operations that may result from the Year 2000 issue. Contingency plans may include stockpiling raw materials, increasing finished goods inventory levels, securing alternate sources of supply, and other appropriate measures.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE (CONTINUED)

         Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. The Company intends to complete the development of its contingency plans, in all material respects, by the end of July 1999.

         It is currently estimated that the aggregate cost of the Company's Year 2000 compliance efforts will be approximately $3.0 million, of which approximately $1.5 million has been spent. These costs are being expensed as they are incurred except for costs associated with the replacement of computerized systems, hardware or equipment, substantially all of which will be capitalized, and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans. The Company anticipates that approximately 10 percent of the costs of the Company's Year 2000 compliance efforts (exclusive of the costs of implementation of contingency plans) will be capitalized. Neither such capitalized costs nor the balance of the costs associated with the Company's Year 2000 compliance efforts are expected to be material in relation to the Company's IT budget, and such efforts are not expected to have a material effect upon the Company's other IT projects.

         While the Company does not expect that it will have any need to obtain independent verification of its risk or cost estimates, it should be recognized that the risk and cost estimates herein constitute forward-looking statements and are based solely on management's best estimates of future events. The Company's Year 2000 compliance plan is an ongoing process and the estimates of costs and completion dates for various components of the Year 2000 compliance plan described above are subject to change; therefore actual costs could vary significantly from those currently anticipated and there can be no guarantees regarding the timing or effectiveness of plan completion.

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

Risks Associated with International Sales and Foreign-Sourced Products

         The Company sources a portion of its candle accessories and decorative gift bags from independent manufacturers in the Pacific Rim, Europe and Mexico. In addition, the Company's international business has grown at a faster rate than sales in the United States. The Company is subject to the following risks inherent in foreign sales and manufacturing: fluctuations in currency exchange rates; economic and political instability; transportation delays; difficulty in maintaining quality control; restrictive actions by foreign governments; nationalizations; the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes); and trade and foreign tax laws.

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

Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

                  27. Financial data schedule as of and for the period ended October 31, 1998.

         b) Reports on Form 8-K

                  None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           BLYTH INDUSTRIES, INC.



         Date:    December 14, 1998        By: /s/ Robert B. Goergen
                  -----------------            ---------------------------
                                                   Robert B. Goergen
                                                   Chief Executive Officer




         Date:    December 14, 1998        By: /s/ Richard T. Browning
                  -----------------            ---------------------------
                                                   Richard T. Browning
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT       DESCRIPTION                                                  PAGE NO.
-------       -----------                                                  --------
27.           Financial data schedule as of and for the period ended
              October 31, 1998.                                             N/A