Form 10-K
period 1999-01-31
BLYTH INDUSTRIES INC
filed 1999-04-30
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                  ------------
FOR THE FISCAL YEAR ENDED
    JANUARY 31, 1999                                 COMMISSION FILE NO. 1-13026

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

        Registrant's telephone number including area code (203) 661-1926

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
         -------------------                ------------------------------------
         Common Stock, $0.02 par value      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of April 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $767 million based on the closing price of the registrant's Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

         As of April 15, 1999, there were outstanding 48,680,474 shares of Common Stock, $0.02 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
         (1) Portions of the 1999 Annual Report to Shareholders for the fiscal year ended January 31, 1999 (Incorporated into Parts I and II)
         (2) Portions of the 1999 Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on June 8, 1999 (Incorporated into Part III)

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business...............................................................................................3

Item 2.   Properties............................................................................................11

Item 3.   Legal Proceedings.....................................................................................12

Item 4.   Submission of Matters to a Vote of Security Holders...................................................12

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................................12

Item 6.   Selected Financial Data...............................................................................12

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations...........................................................................................12

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.............................................13

Item 8.   Financial Statements and Supplementary Data...........................................................13

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...........................................................................................13

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant....................................................14

Item 11.  Executive Compensation................................................................................14

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................................14

Item 13.  Certain Relationships and Related Transactions........................................................14

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................14


                                     PART I

ITEM 1. BUSINESS

Blyth Industries, Inc. (the "Company", which may be referred to as "we", "us" or "our") operates in the home fragrance products market. The Company is a leader in the design, manufacture, marketing and distribution of an extensive line of home fragrance products including scented candles, outdoor citronella candles, potpourri and environmental fragrance products. Closely complementing these products are a broad range of candle accessories and decorative gift bags and tags. These products are sold under various brand names through a wide variety of distribution channels. We are also a producer of portable heating fuel and other institutional products sold, under various brand names, both domestically and internationally through independent sales representatives and distributors. The Company has operations within and outside the United States and sells its products worldwide.

Our net sales have grown substantially in the last five years. Internal growth and acquisitions have contributed to such growth. Internal growth has been generated by increased sales of home fragrance products to consumers worldwide, the introduction of new products and product line extensions, and geographic expansion. We have successfully integrated numerous acquisitions and investments into our operations since the Company's formation in 1977.

Our home page on the Internet is at www.blythindustries.com. You can learn more about us by visiting that site. That information, however, is not incorporated herein by reference.

In managing our day to day business, as well as evaluating strategic opportunities, the Company is organized toward the worldwide consumer market for home fragrance products.

Within the worldwide consumer market, which in fiscal year 1999 accounted for over 90% of our net sales, we focus on three primary areas: the retail consumer channel in the United States; the direct selling channel in the United States; and markets outside the United States.

THE U.S. RETAIL CONSUMER CHANNEL

With respect to the retail consumer channel in the United States, our brands continued to grow in fiscal year 1999. Through the activities of Candle Corporation of America, Endar Corp., Jeanmarie Creations, Inc., and New Ideas International, Inc., we market our products through a variety of distribution channels and tailor our products, designs, packaging and prices to satisfy the varying demands of customers within each distribution channel.

Specifically, we sell our products to department and gift stores, specialty chains, food and drug stores, and mass merchandisers, through a network of independent sales representatives and Company sales managers. We support these independent sales representatives by providing them with comprehensive product catalogues and samples to market our everyday and seasonal product lines. We believe that our competitive position in these markets is enhanced by our ability to respond quickly to new orders and our ability to assist customers through inventory management and control and to satisfy delivery requirements through on-line ordering.

U.S. DIRECT SELLING CHANNEL

Our direct selling channel reaches consumers by utilizing a network of independent sales consultants to sell products through the home party plan method of selling. Our independent sales consultants receive their earnings based on sales of our products at home parties organized by them. This channel utilized over 28,000 independent sales consultants selling in the United States in fiscal year 1999, and we were represented by independent sales consultants in all 50 states. Our direct selling channel demonstrated excellent growth in fiscal year 1999, with its sales in the United States growing over 25%.

MARKETS OUTSIDE THE U.S.

We also market our products outside the United States to department and gift stores, specialty chains, and mass merchandisers through a network of independent sales representatives and Company sales managers, including representatives and managers of subsidiaries of the Company (some of which are Colony Gift Corporation Limited, Eclipse Candles Limited, PartyLite Gifts, Inc. and, as of December 1998, Liljeholmens Stearinfabriks AB). Our recent long term investment in Liljeholmens strengthened the Company's position in the European candle market, making us a leader in mass retailers in Sweden, Denmark, Germany and Switzerland.

International markets offer the Company significant potential for growth. In fiscal year 1999, approximately 18% of our total sales were outside of the United States and our international growth rate exceeded 40%. The Company's brands currently have the leading share of market for fragrance candles in England, Germany, Switzerland and Austria.

Our international operations include exports of products sold through Company sales managers and independent sales representatives, which products compete in the candle markets of Canada, Europe, Latin America and the Pacific Rim, to distributors, department and gift stores, mass merchandisers and food service distributors. We currently plan to continue to expand internationally through the establishment of foreign-based marketing and distribution operations.

More detailed information regarding geographic area data is set forth in
Note 11 to the Company's consolidated financial statements, appearing in the Company's 1999 Annual Report to Shareholders. This information is incorporated herein by reference.

OTHER

The Company is also a supplier of institutional products to restaurants, hotels and other institutional customers. We sell these products through independent sales representatives, independent food service distributors, and Company sales managers. Sales of our institutional products grew in fiscal year 1999 in part due to the strength of our new products and the combination of our table-top illumination products and our new catering products, namely the Sterno(R) and Handy-Fuel(R) brands, which we acquired from the Colgate-Palmolive Company in December 1997. Institutional sales in fiscal year 1999 were less than ten percent of the Company's total sales.

PRODUCTS AND BRANDS

The primary products we sell are:

Candles, scented and unscented
Candle accessories
Aromatherapy candles
Potpourri
Citronella, candles and liquid wax
Air fresheners, filters and sprays
Decorative gift bags and tags
Liquid wax lamps
Food warmers
Portable heating fuel

Our "flagship" key brand names under which these products are sold are:

Colonial Candle of Cape Cod(R)
PartyLite(R)
Ambria(TM)
Carolina Designs(TM)
Colony(R) (1) (2)
Sterno(R)
GIES(TM) (1)

Our other key brand names are, in alphabetical order:

Aromatics(TM)
Asp-Holmblad(TM) (1)
Candle Corporation of America(TM)
Canned Heat(TM)
Canterbury(TM)
Eclipse Candles(TM) (1) (2)
Endar(TM)
Eternalux(R)
FanMate(R)
FilterMate(R)
Florasense(R)
Fragrance Originals(R)
Handy Fuel(R)
Jeanmarie(R)
Liljeholmens(R)
New Ideas(TM)
Old Harbor Candles(R)
Original Recipe(TM)

NEW PRODUCT DEVELOPMENT

We develop and introduce new products each year to satisfy changing consumer tastes. The new product development process is managed on a worldwide basis

--------------------------------------------------------------------------------

(1)   Sold only outside of the United States.

(2) The Colony(R) and Eclipse Candles(TM) trademarks are registered in the United Kingdom and other countries outside of the United States. Our products under the Colony(R) and Eclipse Candles(TM) marks are offered and sold only outside of the United States, and are not available in the United States. Colony and Eclipse Candles brand products sold in the United States are in no way associated with us, and are made and sold by another company.

by teams comprised of brand managers, product managers, designers, foreign sourcing personnel, laboratory technicians, manufacturing engineers and sales managers.

New product concepts are directed to the marketing departments from all areas within the Company, as well as from the Company's independent sales representatives. The new product development process, including market research, comparative analysis, engineering specifications, feasibility studies, testing and evaluation, can require from 3 to 18 months to complete. New products have typically accounted for at least 15% of our net sales in the first full year following introduction.

MANUFACTURING AND DISTRIBUTION

We are continuously attempting to reduce our costs through more efficient production and distribution methods, technological advancements and consolidating and rationalizing acquired equipment and facilities. Since our 1994 initial public offering, we have invested over $150 million in new, more advanced equipment in order to lower manufacturing costs, improve product quality and significantly increase manufacturing capacity so that we may meet historical and expected future sales growth. As a result, we have more than doubled our manufacturing and distribution capacity in recent years.

During fiscal year 1999, the Company continued with its planned construction of a European distribution facility of approximately 327,000 square feet, which was completed in February 1999. In December 1998, the Company entered into a construction and operating lease agreement for a manufacturing facility in Monterrey, Mexico of approximately 200,000 square feet, which we expect to be fully completed by August 1999.

The manufacture of the Company's products involves the use of various highly automated processes and technologies, as well as certain hand crafting and finishing. During recent years, we have invested in new automated machinery that we believe has resulted, and will continue to result, in significant cost savings and capacity expansion.

To maximize distribution efficiencies, we operate a network of stand-alone distribution facilities in addition to distribution facilities in our manufacturing plants.

CUSTOMERS

Customers for our home fragrance products include department and gift stores and specialty chains, food and drug stores, mass merchandisers, and individual consumers (through the home party plan network). Our institutional customers are primarily distributors servicing that market. No single customer accounts for 10% or more of our sales. In each of the channels of distribution in which we do business, our five largest customers have been customers for at least five years.

COMPETITION

Our business is highly competitive. The principal competitive factors are new product introductions, product quality, delivery time, customer service and price. The domestic and international consumer market for home fragrance products is highly fragmented. Numerous suppliers serve this market. Because there are relatively low barriers to entry, the Company may face future competition from other consumer product companies, which may have substantially greater financial and marketing resources than those available to the Company.

EMPLOYEES

As of January 1999, the Company had approximately 3,500 full-time employees. Of those, approximately 2,700 are non-salaried. Approximately 200 hourly workers in the Company's Chicago, Illinois and Brooklyn, New York facilities are represented by Local 777 of the Teamsters and Local 422-S of the AFL-CIO. Contracts with these unions will expire in June 2000 and June 1999, respectively. The remaining employees, approximately 94% of total employees, are salaried and non-salaried, non-unionized employees. We believe that our relations with our employees are good. Since its formation in 1977, the Company has never experienced a work stoppage.

RAW MATERIALS

All of the raw materials used by us, principally petroleum based wax and glass containers, have historically been available in adequate supply from multiple sources.

TRADEMARKS

The Company owns numerous United States trademark registrations and has trademark applications pending in the United States Patent and Trademark Office with respect to certain of its products. In addition, from time to time we register certain trademarks in certain foreign countries. All of our United States trademark registrations can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. We regard these trademarks as valuable assets. Although we own certain patents which we consider valuable, our business is not dependent upon any single patent or group of patents.

ENVIRONMENTAL LAW COMPLIANCE

Most of our manufacturing, distribution and certain research operations are affected by federal, state and local environmental laws. These laws relate to the discharge of materials or otherwise with respect to the protection of the environment. We have made and intend to continue to make necessary expenditures for compliance with applicable laws. We do not believe these expenditures will have any material effect on our capital expenditures, earnings or competitive position.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

Information on the Company's Year 2000 Computer Systems Compliance is incorporated by reference to pages 17-18 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The referenced pages of such annual report have been filed as part of Exhibit 13 to this report.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR DISCLOSURE AND ANALYSIS IN THIS REPORT AND IN OUR 1999 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN USUALLY IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY OFTEN USE WORDS SUCH AS "ANTICIPATE", "ESTIMATE", "EXPECT", "PROJECT", "INTEND", "PLAN", "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, PROSPECTIVE PRODUCTS OR PRODUCT APPROVALS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED PRODUCTS, SALES EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN OUR 1999 ANNUAL REPORT TO SHAREHOLDERS AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THIS DISCUSSION, FOR EXAMPLE, PRODUCT COMPETITION AND THE COMPETITIVE ENVIRONMENT, WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR 10-Q, 8-K AND 10-K REPORTS TO THE SEC. ALSO NOTE THAT WE PROVIDE THE FOLLOWING CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS. THESE ARE SOME OF THE FACTORS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS BESIDES THOSE LISTED HERE COULD ALSO ADVERSELY AFFECT THE COMPANY. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

|_|   RISK OF INABILITY TO MAINTAIN GROWTH RATE

The Company has grown substantially in recent years. We expect that our future growth will be generated by sales to the faster growing worldwide consumer market for home fragrance products. The market for our institutional products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on the following: market acceptance of existing products, the successful introduction of new products, and increases in production and distribution capacity to meet demand. The home fragrance products industry is driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. We expect that, as we grow, our rate of growth will be less than our historical growth rate. In addition, we have grown in part through acquisitions and there can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to successfully integrate acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

|_|   ABILITY TO RESPOND TO INCREASED PRODUCT DEMAND

Our significant internal growth has required increases in personnel, expansion of production and distribution facilities, and enhancement of management information systems. Our ability to meet future demand for products will be dependent upon success in (1) training, motivating and managing new employees,
(2) bringing new production and distribution facilities on line in a timely manner, (3) improving management information systems in order to respond promptly to customer orders and (4) improving our ability to forecast anticipated product demand in order to continue to fill customer orders promptly. If we are unable to meet future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

|_|   RISKS ASSOCIATED WITH INTERNATIONAL SALES AND FOREIGN-SOURCED PRODUCTS

Our international business has grown at a faster rate than sales in the United States. In addition, we source a portion of our candle accessories and decorative gift bags from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons we are subject to the following risks inherent in foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes) and trade and foreign tax laws.

|_|   RAW MATERIALS

For certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such raw material shortages have not previously had, and are not expected to have, a material adverse effect on the Company's operations.

|_|   DEPENDENCE ON KEY MANAGEMENT PERSONNEL

Our success depends upon the contributions of key management personnel, particularly our Chairman, Chief Executive Officer and President, Robert B. Goergen. We do not have employment contracts with any of our key management personnel, nor do we maintain any key person life insurance policies. The loss of any of the key management personnel could have a material adverse effect on the Company.

|_|   COMPETITION

Our business is highly competitive, both in terms of price and new product introductions. The worldwide consumer market for home fragrance products is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry to the home fragrance products industry, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us. From time to time during the year-end holiday season, we experience competition from candles manufactured in foreign countries, particularly China. In addition, certain of our competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

ITEM 2.  PROPERTIES

     The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities[1]:


                 Location                     Use                              Approximate Square Feet
                                                                            -------------------------------
                                                                                     Owned        Leased
Batavia, Illinois.........................  Manufacturing                          120,000              --
Brooklyn, New York........................  Distribution                                --          30,000
Caldas da Rainha, Portugal................  Manufacturing and
                                            related distribution                    42,000              --
Carol Stream, Illinois....................  Distribution                                --         651,000
Carson, California........................  Manufacturing and
                                            related distribution                        --          38,000
Chicago, Illinois.........................  Manufacturing and
                                            related distribution                   168,000              --
Cumbria, England..........................  Manufacturing and
                                            related distribution                   163,000          52,000
Diessen, Netherlands......................  Distribution                                --          78,000
Diessenhofen, Switzerland.................  Manufacturing and
                                            related distribution                    11,000              --
Elkin, North Carolina.....................  Manufacturing and
                                            related distribution                   690,000              --
Glinde, Germany...........................  Manufacturing and
                                            related distribution                    32,000              --
Miami, Florida............................  Manufacturing and
                                            related distribution                    22,000              --
Huckelhoven, Germany......................  Manufacturing and
                                            related distribution                    11,000              --
Hyannis, Massachusetts....................  Manufacturing                           69,000              --
Isle of Wight, England....................  Manufacturing                           55,000              --
Monterrey, Mexico[2]......................  Manufacturing                               --         200,000
Montgomery, Illinois[3]...................  Distribution                                --         344,000
Ontario, Canada...........................  Distribution                                --          41,000
Oskarshamm, Sweden........................  Manufacturing and
                                            related distribution                        --         123,000
Plymouth, Massachusetts...................  Distribution                            59,000              --
Temecula, California.....................   Manufacturing and
                                            related distribution                        --         361,000
Texarkana, Texas..........................  Manufacturing and
                                            related distribution                   130,000              --
Thomasville, Georgia......................  Manufacturing and
                                            related distribution                    66,000              --
Tilburg, Netherlands......................  Distribution                           327,000              --
Tijuana, Mexico...........................  Manufacturing                               --         120,000
Tulsa, Oklahoma...........................  Distribution                            98,000          81,000
Vordingborg, Denmark......................  Manufacturing and
                                            related distribution                    21,000              --
Weston-Super-Mare, England................  Manufacturing and
                                            related distribution                        --          62,000



--------
[1] Chart includes major manufacturing and distribution facilities for Liljeholmens Stearinfabriks AB, in which the Company acquired approximately 79% Class A voting common stock in December 1998.
[2] Lease signed December 1998 for August 1999 completion to replace current plant of 85,000 square feet.
[3] Facility is leased by third party service provider; the Company pays provider an all-inclusive service fee.

         The Company's executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space). All of the Company's properties are currently being utilized for their intended purpose.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company's management, existing litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 annual meeting of stockholders will be held on June 8, 1999. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for our Common Stock is the New York Stock Exchange. Information required by this Item is incorporated by reference to page 1 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The referenced page of our annual report has been filed as part of Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this Item is incorporated by reference to page 11 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The referenced page of such annual report has been filed as part of
Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this Item is incorporated by reference to pages 12 through 18 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The referenced pages of such annual report have been filed as part of Exhibit 13 to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is incorporated by reference to page 16 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The referenced pages of such annual report have been filed as part of
Exhibit 13 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item is incorporated by reference to pages 19 through 33 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The referenced pages of such annual report have been filed as part of Exhibit 13 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 8, 1997, the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, appointed Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) as the independent accountants of the Company for the fiscal year ended January 31, 1998, and determined not to engage Grant Thornton LLP ("Grant Thornton") as the independent certified public accountants of the Company for the fiscal year ended January 31, 1998. Grant Thornton had been previously engaged to audit the Company's financial statements for seven years, including the fiscal year ended January 31, 1997. Grant Thornton's report on the financial statements of the Company for the fiscal year ended January 31, 1997 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's financial statements. Pursuant to a letter from Grant Thornton to the Securities and Exchange Commission (the "SEC"), dated May 2, 1997, a copy of which is attached as Exhibit 16 to Blyth's Current Report on Form 8-K/A filed on the same date with the SEC, Grant Thornton agrees with the above statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10 through 13 is included in the Company's proxy statement dated April 30, 1999, on pages 3 through 12.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1).  Financial Statements

     The following consolidated financial statements are contained on the indicated pages of this report:


                                                                                              Page No.
                                                                                              --------
         Report of Independent Accountants...................................................    *
         Report of Independent Certified Public Accountants..................................    *

         Statements:

              Consolidated Balance Sheets....................................................    *
              Consolidated Statements of Earnings............................................    *
              Consolidated Statements of Stockholders' Equity................................    *
              Consolidated Statements of Cash Flows..........................................    *
              Notes to Consolidated Financial Statements.....................................    *



* Incorporated herein by reference to the appropriate portions of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. (See Part II.)

(a)(2).  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is contained on the indicated pages of this report:


                                                                                        Page No.
                                                                                        --------
         Report of Independent Accountants                                                S-1
         Report of Independent Certified Public Accountants                               S-2
         Allowance for Doubtful Receivables                                               S-3


     All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.


     (a)(3).  EXHIBITS


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
      3.1*        Restated Certificate of Incorporation of the Registrant
      3.2*        Restated By-laws of the Registrant
      4.1+        Amended and Restated 1994 Employee Stock Option Plan of the
                  Registrant (incorporated by reference to Exhibit 4.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the fiscal
                  quarter ended July 31, 1996)
      4.1(a)+     Amended and Restated 1994 Employee Stock Option Plan of the
                  Registrant (incorporated by reference to Exhibit 4.1 to the
                  Registrant's Current Report on Form 8-K/A filed April 20,
                  1998)
      4.2+        Form of Nontransferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of
                  the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
      4.3+        Form of Nontransferable Non-Qualified Stock Option Agreement
                  under the Amended and Restated 1994 Employee Stock Option Plan
                  of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
      4.4+        1994 Stock Option Plan for Non-Employee Directors of the
                  Registrant (incorporated by reference to Exhibit 4.4 to the
                  Registrant's Quarterly Report on Form 10-Q for the fiscal
                  quarter ended July 31, 1996)
      4.5*+       Form of Stock Option Agreement under the 1994 Stock Option
                  Plan for Non-Employee Directors of the Registrant
     10.1         Credit Agreement, dated as of October 17, 1997, among the
                  Registrant, the Banks listed therein, Morgan Guaranty Trust
                  Company of New York, as documentation agent, and Bank of
                  America National Trust and Savings Association, as
                  administrative agent (incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                  fiscal quarter ended October 31, 1997)



     10.2         Note Purchase Agreement, dated July 7, 1995 (the "Note
                  Purchase Agreements"), relating to the 7.54% Senior Notes due
                  June 30, 2005, among Candle Corporation Worldwide, Inc.,
                  Candle Corporation of America, and PartyLite Gifts, Inc., as
                  Issuers, the Registrant, as guarantor, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1995)
     10.2(a)      Fourth Amendment, dated as of October 17, 1997, to Note
                  Purchase Agreements (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
     10.2(b)      Assumption Agreement, dated as of October 17, 1997, of Note
                  Purchase Agreements, among Candle Corporation Worldwide, Inc.,
                  Candle Corporation of America, and PartyLite Gifts, Inc., as assignors, and the Registrant, as assignee (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
     10.2(c)      Guaranty Agreement, dated as of October 17, 1997, by Candle
                  Corporation Worldwide, Inc. (incorporated by reference to
                  Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
     10.2(d) Form of 7.54% Senior Notes due June 30, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
     10.3         Master Equipment Lease Agreement between MetLife Capital,
                  Limited Partnership, as lessor, and Candle Corporation of America, as lessee (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995)
     10.4*        Standard Form Industrial Lease dated April 22, 1993, between
                  Carol Point Builders I General Partnership and PartyLite
                  Gifts, Inc.
     10.4(a) First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I
                  General Partnership, and PartyLite Gifts, Inc., to Standard
                  Form Industrial Lease dated April 22, 1993, between Carol
                  Point Builders II General Partnership and PartyLite Gifts,
                  Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996)
     10.5         Lease Agreement, dated June 25, 1997, between Carol Stream I
                  Development Company, as landlord, PartyLite Gifts, Inc., as tenant, and the Registrant, as guarantor (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998)



     10.6*+       Form of Indemnity Agreement between the Registrant and each of its directors
     10.7*+       Amended and Restated Stock Appreciation Unit Agreement
                  originally dated as of September 10, 1992, between the
                  Registrant and Thomas K. Kreilick
     10.8+        Promissory Note, dated March 17, 1995, payable by Elwood L. La
                  Forge, Jr. and Mary G. La Forge to the Registrant
                  (incorporated by reference to Exhibit 10.8 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended January
                  31, 1998)
     10.9+        Mortgage, dated March 17, 1995, between Elwood L. La Forge,
                  Jr. and Mary G. La Forge, as mortgagor, to the Registrant, as mortgagee (incorporated by reference to Exhibit 10.9 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998)
     13.**        Annual Report to Shareholders for the fiscal year ended
                  January 31, 1999 (Pages 1 and 11 through 33)
     21.**        List of Subsidiaries
     23.1**       Consent of PricewaterhouseCoopers LLP, independent accountants
     23.2**       Consent of Grant Thornton LLP, independent certified public accountants
     24.1**       Power of Attorney
     24.2**       Certified Resolutions of the Board of Directors of the
                  Registrant
     27.**        Financial Data Schedule as of and for the period ended January
                  31, 1999.


-------------------------
* Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.
**  Filed herewith.
+ Management contract or compensatory plan required to be filed by Item 14(c) of this report.

    (b)   Reports on Form 8-K

    The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 1999:

    Current Report on Form 8-K, dated December 4, 1998, attaching earnings press release.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 30, 1999
                                              BLYTH INDUSTRIES, INC.


                                              By:  /s/ Robert B. Goergen
                                                 ------------------------
                                                 Robert B. Goergen
                                              Chairman, Chief Executive Officer
                                              and President

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


           Signature                    Title                                           Date
           ---------                    -----                                           ----
/s/ Robert B. Goergen            Chairman, Chief Executive Officer and President;   April 30, 1999
------------------------------   Director (Principal Executive Officer)
      Robert B. Goergen

/s/ Richard T. Browning          Vice President and Chief Financial Officer         April 30, 1999
------------------------------   (Principal Financial and Accounting Officer)
      Richard T. Browning

/s/ Howard E. Rose               Vice Chairman and Director                         April 30, 1999
------------------------------
      Howard E. Rose

/s/ Roger A. Anderson                   Director                                    April 30, 1999
------------------------------
      Roger A. Anderson

/s/ John W. Burkhart                    Director                                    April 30, 1999
------------------------------
      John W. Burkhart

/s/ Pamela M. Goergen                   Director                                    April 30, 1999
------------------------------
      Pamela M. Goergen

/s/ Neal I. Goldman                     Director                                    April 30, 1999
------------------------------
      Neal I. Goldman

/s/ Roger H. Morley                     Director                                    April 30, 1999
------------------------------
      Roger H. Morley

/s/ John E. Preschlack                  Director                                    April 30, 1999
------------------------------
      John E. Preschlack

/s/ Frederick H. Stephens, Jr.          Director                                    April 30, 1999
------------------------------
      Frederick H. Stephens, Jr.



REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
Blyth Industries, Inc.


Our report on the consolidated financial statements of Blyth Industries, Inc. and Subsidiaries as of January 31, 1999 and 1998 and for each of the two years in the period ended January 31, 1999, has been incorporated by reference in this Form 10-K from page 32 of the 1999 Annual Report to Shareholders of Blyth Industries, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index at Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        /s/ PricewaterhouseCoopers LLP
                                        PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 25, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Blyth Industries, Inc.


In connection with our audit of the consolidated financial statements of Blyth Industries, Inc. and Subsidiaries referred to in our report dated March 28, 1997, which is included in the Annual Report to the Shareholders and incorporated by reference in Part IV of this Form 10-K, we have also audited
Schedule II for the year ended January 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                 /s/ Grant Thornton LLP
Chicago, Illinois                                GRANT THORNTON LLP
March 28, 1997

                             BLYTH INDUSTRIES, INC.
                SCHEDULE II - ALLOWANCE FOR DOUBTFUL RECEIVABLES
               For the years ended January 31, 1997, 1998 and 1999
                                 (In thousands)


                                         BALANCE AT       CHARGED TO                      BALANCE AT
                                          BEGINNING        COSTS AND                          END OF
                   DESCRIPTION            OF PERIOD         EXPENSES      DEDUCTIONS          PERIOD
     1997       ....................     $      627       $    1,483      $    1,056      $    1,054
     1998       ....................          1,054            3,514           3,215           1,353
     1999       ....................          1,353            1,356           1,305           1,404