Form 10-Q
period 1999-04-30
BLYTH INDUSTRIES INC
filed 1999-06-11
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1999

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

                  48,473,574 COMMON SHARES AS OF MAY 28, 1999.

                             BLYTH INDUSTRIES, INC.

                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
Form 10-Q Cover Page..............................................................................................1

Form 10-Q Index...................................................................................................2

Part I.    Financial Information:

      Item 1.     Financial Statements:

                           Consolidated Balance Sheets............................................................3

                           Consolidated Statements of Earnings....................................................4

                           Consolidated Statements of Stockholders' Equity........................................5

                           Consolidated Statements of Cash Flows..................................................6

                           Notes to Consolidated Financial Statements..........................................7, 8

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................................9-14

Part II.   Other Information

      Item 1.     Legal Proceedings..............................................................................15

      Item 2.     Changes in Securities..........................................................................15

      Item 3.     Defaults upon Senior Securities................................................................15

      Item 4.     Submission of Matters to a Vote of Security Holders............................................15

      Item 5.     Other Information...........................................................................15-16

      Item 6.     Exhibits and Reports on Form 8-K...............................................................17

Signatures.......................................................................................................18


Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS
                                        BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------------
                                                                                                   APRIL 30,      JANUARY 31,
(In thousands, except share data)                                                                       1999             1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                           $ 18,650         $ 18,571
Accounts receivable, less allowance for doubtful receivables
   of $1,471 and $1,404, respectively                                                                 64,964           60,810
Inventories                                                                                          186,164          169,749
Prepaid expenses                                                                                       3,027            2,831
Deferred income taxes                                                                                    675              600
------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                          273,480          252,561

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Less accumulated depreciation of $64,056 and $58,184, respectively                                235,295          236,273

OTHER ASSETS:
Investments                                                                                           11,598           18,914
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $5,029 and $4,446, respectively                                        66,951           67,534
Deposits                                                                                               1,418            1,501
------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                $ 588,742        $ 576,783
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                                                $ 16,074          $ 3,455
Current maturities of long-term debt                                                                   9,755            9,339
Accounts payable                                                                                      44,064           51,336
Accrued expenses                                                                                      46,463           44,074
Income taxes                                                                                          10,491            1,197
------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                     126,847          109,401
DEFERRED INCOME TAXES                                                                                 19,279           18,978
LONG-TERM DEBT, less current maturities                                                              103,574          114,246
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, net of
   accumulated amortization of $841 and $811, respectively                                               563              593
MINORITY INTEREST                                                                                     11,730           11,533
COMMITMENTS AND CONTINGENCIES                                                                              -                -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01
   par value; no shares issued and outstanding                                                             -                -
Common stock - authorized 100,000,000 shares of $0.02
   par value; issued, 49,205,274 and 49,200,474, respectively                                            984              984
Additional contributed capital                                                                        93,344           93,281
Retained earnings                                                                                    246,532          227,995
Treasury stock, at cost, 583,300 shares and 10,000 shares, respectively                              (13,869)            (228)
Accumulated other comprehensive loss                                                                    (242)               -
------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                    326,749          322,032
------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                                  $ 588,742        $ 576,783
------------------------------------------------------------------------------------------------------------------------------


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED APRIL 30 (In thousands, except per share data)
                                                                                                   1999                      1998
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                      $244,273                  $201,030
Cost of goods sold                                                                              103,793                    82,607
----------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                                140,480                   118,423
Selling and shipping                                                                             85,385                    72,364
Administrative                                                                                   21,864                    19,842
Amortization                                                                                        636                       507
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                107,885                    92,713
----------------------------------------------------------------------------------------------------------------------------------
    Operating profit                                                                             32,595                    25,710
Other expense (income):
     Interest expense                                                                             1,884                     1,723
     Interest income                                                                               (120)                      (56)
     Equity in earnings of investees                                                                413                        40
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2,177                     1,707
----------------------------------------------------------------------------------------------------------------------------------
     Earnings before income taxes and minority interest                                          30,418                    24,003
Income tax expense                                                                               11,683                     9,428
----------------------------------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                                           18,735                    14,575
Minority interest                                                                                   198                       (97)
----------------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                                              $ 18,537                  $ 14,672
----------------------------------------------------------------------------------------------------------------------------------
Basic:      Net earnings per common share                                                      $   0.38                  $   0.30
            Weighted average number of shares outstanding                                        48,941                    49,115
----------------------------------------------------------------------------------------------------------------------------------
Diluted:    Net earnings per common share                                                      $   0.38                  $   0.30
            Weighted average number of shares outstanding                                        49,262                    49,633
----------------------------------------------------------------------------------------------------------------------------------


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

APRIL 30, (In thousands, except share data)


--------------------------------------------------------------------------------------------------------------------------


                                                        COMMON STOCK              ADDITIONAL
                                                -----------------------------    CONTRIBUTED       RETAINED      TREASURY
                                                     SHARES        AMOUNT            CAPITAL       EARNINGS         STOCK
--------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED APRIL 30, 1998

Balance, January 31, 1998                             49,100,953       $ 982        $ 92,357      $ 153,493           $ -

Net earnings for the period                                    -           -               -         14,672             -

Common stock issued in connection with
   exercise of stock options                              38,173           1             294              -             -

                                                --------------------------------------------------------------------------

Balance, April 30, 1998                               49,139,126       $ 983        $ 92,651      $ 168,165           $ -
==========================================================================================================================
FOR THE THREE MONTHS ENDED APRIL 30, 1999:

Balance, January 31, 1999                             49,190,474       $ 984        $ 93,281      $ 227,995        $ (228)

Net earnings for the period                                    -           -               -         18,537             -
Foreign currency translation adjustments                       -           -               -              -             -

   Comprehensive income

Common stock issued in connection with
  exercise of stock options                                4,800           -              63              -             -

Treasury stock purchase                                 (573,300)          -               -              -       (13,641)
                                                --------------------------------------------------------------------------

Balance, April 30, 1999                               48,621,974       $ 984        $ 93,344      $ 246,532     $ (13,869)
==========================================================================================================================



-----------------------------------------------------------------------------------

                                                        ACCUMULATED
                                                              OTHER
                                                      COMPREHENSIVE
                                                               LOSS          TOTAL
-----------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED APRIL 30, 1998

Balance, January 31, 1998                                       $ -      $ 246,832

Net earnings for the period                                       -         14,672

Common stock issued in connection with
   exercise of stock options                                      -            295

                                                -----------------------------------

Balance, April 30, 1998                                         $ -      $ 261,799
===================================================================================
FOR THE THREE MONTHS ENDED APRIL 30, 1999:

Balance, January 31, 1999                                       $ -      $ 322,032

Net earnings for the period                                       -         18,537
Foreign currency translation adjustments                       (242)          (242)
                                                -----------------------------------
   Comprehensive income                                        (242)        18,295

Common stock issued in connection with
  exercise of stock options                                       -             63

Treasury stock purchase                                           -        (13,641)
                                                -----------------------------------

Balance, April 30, 1999                                      $ (242)     $ 326,749
===================================================================================


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED APRIL 30 (In thousands)                                                              1999             1998
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                                                   $ 18,537         $ 14,672
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Depreciation and amortization                                                             6,508            4,606
             Deferred income taxes                                                                       226            1,569
             Equity in earnings of investees                                                             413               40
             Minority interest                                                                           198              (97)
     Changes in operating assets and liabilities, net of
        effect of business acquisitions:
             Accounts receivable                                                                      (4,154)           1,043
             Inventories                                                                             (16,415)         (14,579)
             Prepaid expenses                                                                           (196)             198
             Deposits                                                                                     83               17
             Accounts payable                                                                         (6,659)           3,368
             Accrued expenses                                                                          2,389            7,941
             Income taxes                                                                              9,294            5,444
------------------------------------------------------------------------------------------------------------------------------
                   Total adjustments                                                                  (8,313)           9,550
------------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                                          10,224           24,222
Cash flows from investing activities:
    Purchases of property, plant and equipment                                                        (4,894)          (5,318)
    Proceeds from sale of investment                                                                   6,496                -
    Purchase of businesses,  net of cash acquired                                                       (782)            (788)
------------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) investing activities                                   820           (6,106)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                                63              295
    Purchase of treasury stock                                                                       (13,641)               -
    Borrowings from bank line of credit                                                              127,019           65,000
    Repayments on bank line of credit                                                               (114,400)         (89,600)
    Payments on long-term debt                                                                       (10,006)            (206)
------------------------------------------------------------------------------------------------------------------------------
                   Net cash used in financing activities                                             (10,965)         (24,511)
------------------------------------------------------------------------------------------------------------------------------
                   Net increase (decrease) in cash and cash equivalents                                   79           (6,395)
Cash and cash equivalents at beginning of period                                                      18,571           21,273
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                          $ 18,650         $ 14,878
------------------------------------------------------------------------------------------------------------------------------


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Company, which operates in a single category, home fragrance products, designs, manufactures, markets and distributes an extensive line of home fragrance products including scented candles, outdoor citronella candles, potpourri and environmental fragrance products and markets a broad range of related candle accessories and decorative gift bags and tags.

         The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at April 30, 1999 and the consolidated results of its operations and cash flows for the three month period ended April 30, 1999 and 1998. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1999, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.

2.       INVENTORIES

         The components of inventory consist of the following (in thousands):


                                                               APRIL 30, 1999           JANUARY 31, 1999
---------------------------------------------------------------------------------------------------------
Raw materials                                                        $ 31,876                   $ 34,807
Work in process                                                         3,754                      2,658
Finished goods                                                        150,534                    132,284
---------------------------------------------------------------------------------------------------------
                                                                    $ 186,164                  $ 169,749
---------------------------------------------------------------------------------------------------------

3.       EARNINGS PER SHARE

         The components of basic and diluted earnings per share are as follows (in thousands):


APRIL 30,                                                                1999                       1998
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Net earnings                                                         $ 18,537                   $ 14,672
---------------------------------------------------------------------------------------------------------
Weighted average number of common
   shares outstanding:
         Basic                                                         48,941                     49,115
         Dilutive effect of stock options                                 321                        518
---------------------------------------------------------------------------------------------------------
Weighted average number of common
   shares outstanding:
         Diluted                                                       49,262                     49,633
---------------------------------------------------------------------------------------------------------

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       STOCK REPURCHASE PLAN

         On September 10, 1998, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock and on June 8, 1999 it authorized the repurchase of up to an additional 1,000,000 shares. As of May 28, 1999, the Company had purchased on the open market 734,700 common shares for a total cost of approximately $17,450,000. The acquired shares are held as common stock in treasury.

5.       SEGMENT INFORMATION

         The Company operates in a single category, home fragrance products. The Company designs, manufactures, markets and distributes an extensive line of home fragrance products including scented candles, outdoor citronella candles, potpourri and environmental fragrance products. Closely complementing these products are a broad range of candle accessories and decorative gift bags and tags. The Company has operations outside of the United States and sells its products worldwide.

         The following geographic area data include trade net sales and net earnings based on product shipment destination and long-lived assets (which consist of fixed assets, goodwill and long term investments) based on physical location. This data is presented in accordance with FASB No. 131 "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted for all periods presented.


THREE MONTHS ENDED APRIL 30, (In thousands)                                    1999                     1998
-------------------------------------------------------------------------------------------------------------
Net Sales:
    United States                                                         $ 181,773                $ 166,269
    International(1)(2)                                                      62,500                   34,761
-------------------------------------------------------------------------------------------------------------
        Total                                                             $ 244,273                $ 201,030
-------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED APRIL 30, (In thousands)                                    1999                     1998
-------------------------------------------------------------------------------------------------------------
Net Earnings:
    United States                                                          $ 15,584                 $ 12,998
    International(1)(2)                                                       2,953                    1,674
-------------------------------------------------------------------------------------------------------------
        Total                                                              $ 18,537                 $ 14,672
-------------------------------------------------------------------------------------------------------------

AS OF APRIL 30, (In thousands)                                                 1999                     1998
-------------------------------------------------------------------------------------------------------------
Long-Lived Assets:
    United States                                                         $ 233,582                $ 208,624
    International(2)                                                         80,262                   26,902
-------------------------------------------------------------------------------------------------------------
        Total                                                             $ 313,844                $ 235,526
-------------------------------------------------------------------------------------------------------------


(1) Due to the purchase of approximately 79% of the voting interest and 39% economic interest of Liljeholmens in December 1998, the current years net sales include 100% of Liljeholmens' sales while the current years net earnings include only 39% of Liljeholmens' earnings.

(2) No individual country repesents a material amount of net sales, net earnings or long-lived assets.

6.       SUBSEQUENT EVENT

         On May 14, 1999 the Company acquired the remaining 50% of Colony Gift Corporation Ltd., a European candle manufacturer, for approximately $10 million in cash.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

         Net sales in the first quarter ended April 30, 1999 increased $43.3 million or 21.5% to $244.3 million compared with $201.0 million a year earlier. Virtually all of this increase was attributable to unit growth in sales of the Company's everyday products, particularly scented candles and candle accessories and the inclusion of Liljeholmens' sales in the fiscal quarter for the first time since the Company's December 1998 investment in Liljeholmens. Sales growth was experienced both in the United States and Internationally with the international business (which includes Liljeholmens) growing at a faster rate than the Company as a whole. International sales accounted for approximately 26% of the total net sales for the quarter ended April 30, 1999.

GROSS PROFIT

         Gross profit in the first quarter ended April 30, 1999 increased $22.1 million, or 18.7% from $118.4 million for the quarter ended April 30, 1998 to $140.5 million. Gross profit margin decreased from 58.9% for the quarter ended April 30, 1998 to 57.5% for the quarter ended April 30, 1999. The gross profit as a percentage of net sales was negatively impacted by the inclusion of Liljeholmens which has a lower gross profit percentage than the rest of the Company. Before including Liljeholmens, gross profit as a percentage of net sales increased compared to the same period a year ago. Before the inclusion of Liljeholmens, gross profit in the first quarter of fiscal 2000 benefited from a relatively higher sales growth of premium priced products in the United States. In addition the Company continues to benefit from the capital investments made over the last several years in manufacturing and distribution, as well as cost savings in product sourcing. International sales, other than Liljeholmens, which carry a higher gross margin percentage, grew at a rate faster than the overall Company average.

SELLING AND SHIPPING EXPENSE

         Selling and shipping expense increased $13.0 million, or 18.0%, from $72.4 million in the quarter ended April 30, 1998 (36.0% of net sales), to $85.4 million in the quarter ended April 30, 1999 (35.0% of net sales). The increases were primarily attributable to increased sales to the consumer channel, particularly sales through the Company's home party plan direct selling activities and International, in which sales expenses, as a percentage of net sales, are relatively higher. The increases were also attributable to the inclusion of Liljeholmens expenses.

ADMINISTRATIVE EXPENSE

         Administrative expense increased $2.1 million, or 10.6%, from $19.8 million in the quarter ended April 30, 1999 (9.9% of net sales) to $21.9 million in the quarter ended April 30, 1999 (9.0% of net sales). Administrative expenses as a percentage of sales declined versus the same period last year for several reasons: the benefits of scale, the inclusion of Liljeholmens (which experiences relatively lower administrative expense as a percentage of sales), and other factors.

INTEREST EXPENSE

         Interest expense for the three months ended April 30, 1999 was $1.9 million compared to $1.7 million for the same period in the prior year. The increase in interest expense is primarily attributable to borrowings to fund the December 1998 purchase of Lliljeholmens common stock.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  (CONTINUED)

INCOME TAXES

         Income tax expense increased $2.3 million, or 24.5%, from $9.4 million in the quarter ended April 30, 1998 to $11.7 million in the quarter ended April 30, 1999. The effective income tax rate decreased from approximately 39.0% in the quarter ended April 30, 1998 to approximately 38.5% in the quarter ended April 30, 1999 due to the growth in sales in countries with lower tax rates than the U.S.

NET EARNINGS

         As a result of the foregoing, net earnings increased $3.8 million, or 25.9%, from $14.7 million the quarter ended April 30, 1998 to $18.5 million for the quarter ended April 30, 1999.

         Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended April 30, 1999 increased $0.08 or 26.7% to $0.38 compared to $0.30 for the quarter ended April 30, 1998.

         Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.38 for the quarter ended April 30, 1999 compared to $0.30 for the same period last year, an increase of $0.08 or 26.7%.

LIQUIDITY AND CAPITAL RESOURCES

         Inventory increased from $169.7 million at January 31, 1999 to $186.2 million at April 30, 1999. The inventory was increased primarily to meet anticipated demand. Accounts receivable increased $4.2 million, or 6.9% from $60.8 million at the end of fiscal 1999 to $65.0 million at April 30, 1999 which reflects the normal business payment pattern. Accounts payable and accrued expenses decreased $4.9 million, or 5.1% from $9.4 million at the end of fiscal 1999 to $90.5 million at April 30, 1999. The decrease in accounts payable and accrued expenses is attributable to normal payment patterns of operating expenses.

         Capital expenditures for property, plant and equipment were $4.9 million in the three months ended April 30, 1999. Capital expenditures were primarily investments in a new distribution center, new equipment and improvements to existing plant and equipment. The Company anticipates capital spending of approximately $60.0 million for fiscal 2000, of which approximately $5.0 million will be used for a new distribution facility in the Netherlands, with the balance of approximately $55.0 million to be used primarily for increased manufacturing and distribution capacity, upgrades to machinery and equipment in existing facilities, and computer hardware and software.

         The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate. This could be in the form of acquiring other companies, selected assets and product lines, long term investments, and/or joint ventures that either complement or expand its existing business.

         The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable required to sustain the Company's sales growth and for capital expenditures (including capital expenditures related to planned facilities expansion). The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility and lines of credit described below, will be sufficient to fund its operating requirements, capital expenditures, the Company's stock repurchase program and all other obligations for the next twelve months.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Pursuant to the Company's revolving credit facility ("Credit Facility"), which matures on October 17, 2002, the lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $140.0 million and to provide, under certain circumstances, an additional $35.0 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (7.75% at April 30, 1999) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio, for a weighted average interest rate of 5.17% at April 30, 1999. At April 30, 1999, $67.3 million (including outstanding letters of credit) was outstanding under the Credit Facility.

         In August 1998 and January 1999 the Company entered into agreements with four banks to provide uncommitted one year lines of credit with total available borrowing of $75.0 million. Borrowings under the agreements bear interest, at the Company's option, at short term fixed rates, at the banks' prime rate (7.75% at April 30, 1999) or at the Eurocurrency rate plus a credit spread, for a weighted average interest rate of approximately 5.30% at April 30, 1999. There was $9.8 million outstanding under the uncommitted lines of credit at April 30, 1999.

         Liljeholmens has a line of credit which is renewed annually, with available borrowing of approximately $31.0 million. As of March 31, 1999, Liljeholmens had borrowings under the line of credit of approximately $6.3 million. Amounts outstanding under the line of credit bear interest of 3.75% at March 31, 1999.

         At March 31, 1999, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of March 31, 1999 under the loan agreements was approximately $19.8 million with interest rates ranging from 3.95% to 8.46%, of which $14.5 million relates to the credit facility. The loans are collateralized by certain of Liljeholmens' real estate and by Liljeholmens' shares in its subsidiaries.

         Net cash provided by operating activities amounted to $10.2 million for the three months ended April 30, 1999 compared to $24.2 million for the three months ended April 30, 1998 when timing fluctuations favorably impacted working capital levels.

         In May 1999 the Company filed a shelf registration statement for up to $250 million in debt securities with the Securities and Exchange Commission. The proceeds of any offering will be used for general corporate purposes, including acquisitions, long-term investments, capital expenditures, growth-related working capital needs and the repayment of existing floating rate debt. As of May 31, 1999 no issuance has occurred.

         On June 8, 1999, the Company's Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock. As of May 28, 1999, the Company had purchased 734,700 shares for a total cost of approximately $17,450,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         As of April 30, 1999, the Company is subject to interest rate risk on approximately $95.6 million, of variable rate debt, including Liljeholmens. The majority of the Company's variable rate debt, approximately $65.0 million at April 30, 1999, bears interest at the Bank of America prime rate (7.75% at April 30, 1999) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $956,000 if applied to the total.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

FOREIGN CURRENCY RISK

         The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

         With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany payables, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction occurs. With regard to cross-currency forward contracts related to certain intercompany loans, gain or loss on such contracts is recognized into earnings in the period in which the debt is repaid. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled.

         However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings. For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

         The following table provides information about the Company's foreign exchange forward contracts at April 30, 1999.


                                                                  U.S. DOLLAR            AVERAGE
(In thousands, except average contract rate)                         NOTIONAL           CONTRACT         ESTIMATED
                                                                       AMOUNT               RATE        FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
Canadian Dollar                                                      $ 17,796               1.52            $ (274)
Swiss Franc                                                             5,943               1.45               240
German Deutsche Mark                                                    3,278               1.79               (87)
Swedish Kroner                                                          9,936               8.25              (194)
-------------------------------------------------------------------------------------------------------------------
                                                                     $ 36,953                               $ (315)
-------------------------------------------------------------------------------------------------------------------


         The foreign exchange contracts outstanding as of April 30, 1999 have maturity dates ranging from May 1999 through October 1999.

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On June 15, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FASB No. 133 is effective for all fiscal years beginning after June 15, 2000. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

         The assessment phase is complete on currently installed products. The remediation process is substantially complete on critical IT and non-IT systems, and the Company presently believes that remediation and testing of remaining systems is complete in all material respects. The testing phase, which is done in most instances using simulated data, is well underway on critical IT and non-IT systems, and the Company expects to complete, in all material respects, testing of internal systems by July 31, 1999.

         The third party evaluation phase is underway with the Company having identified its key business partners, and is in the process of ascertaining their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means. However, the actual readiness of these third parties is beyond the Company's control; therefore, there can be no assurances that significant deficiencies do not exist amongst such third parties. After completion of the initial third party evaluation phase the Company has expanded this process to follow up non-compliant responses which is expected to be completed by July 31, 1999.

         If needed modifications and conversions of computer systems are not made on a timely basis by the Company or its key business partners, the Company could be affected by business disruption, operational problems, and financial loss, any of which could have a material adverse effect on the Company's results of operations and consolidated financial position.

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

         Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. Contingency plans which are currently in development are expected to be completed in all material respects, by the end of July, 1999.

         It is currently estimated that the aggregate cost of the Company's Year 2000 compliance efforts will be approximately $3.0 million, of which approximately $2.0 million has been spent. These costs are being expensed as they are incurred except for costs associated with the replacement of computerized systems, hardware or equipment, substantially all of which will be capitalized, and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans. The Company anticipates that substantially all of the costs associated with the Company's Year 2000 compliance efforts (exclusive of the costs of implementation of contingency plans) will be expensed. The costs associated with the Company's Year 2000 compliance efforts are not expected to be material in relation to the Company's IT budget, and such efforts are not expected to have a material effect upon the Company's other IT projects.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

                  27. Financial data schedule

b)       Reports on Form 8-K

         During the fiscal quarter ended April 30, 1999, the Company filed the following Current Report on Form 8-K:

                       The Company filed a Current Report on Form 8-K on April 1, 1999 to file as an exhibit the press release announcing the Company's results of operations for the fiscal quarter ended January 31, 1999.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                   BLYTH INDUSTRIES, INC.

    Date:    June 11, 1999                         By:/s/  Robert B. Goergen
             --------------------------               ------------------------
                                                   Robert B. Goergen
                                                   Chief Executive Officer

    Date:    June 11, 1999                         By:/s/ Richard T. Browning
             --------------------------               ------------------------
                                                   Richard T. Browning
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT           DESCRIPTION                               PAGE NO.
-------           -----------                               --------
27.               Financial data schedule                   N/A
