Form 10-Q
period 1999-07-31
BLYTH INDUSTRIES INC
filed 1999-09-13
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 1999


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

                 48,489,332 COMMON SHARES AS OF AUGUST 31, 1999.

                             BLYTH INDUSTRIES, INC.

                                      INDEX
                                                                        PAGE
                                                                        ----
Form 10-Q Cover Page..................................................    1

Form 10-Q Index.......................................................    2


Part I.    Financial Information:

      Item 1.     Financial Statements:
                    Consolidated Balance Sheets......................     3

                    Consolidated Statements of Earnings..............   4-5

                    Consolidated Statements of Stockholders' Equity..     6

                    Consolidated Statements of Cash Flows............     7

                    Notes to Consolidated Financial Statements.......  8-10

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...  11-17


Part II.   Other Information

      Item 1.     Legal Proceedings..................................    18

      Item 2.     Changes in Securities..............................    18

      Item 3.     Defaults upon Senior Securities....................    18

      Item 4.     Submission of Matters to a Vote of Security Holders    18

      Item 5.     Other Information.................................  18-20

      Item 6.     Exhibits and Reports on Form 8-K..................     20


Signatures..........................................................     21

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                               JULY 31,          JANUARY 31,
(In thousands, except share data)                                               1999                1999
-------------------------------------------------------------------------------------------------------------
ASSETS                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 20,172           $ 18,571
Accounts receivable, less allowance for doubtful receivables
   of $2,143 and $1,404, respectively                                            75,081             60,810
Inventories                                                                     234,093            169,749
Prepaid expenses                                                                  4,481              2,831
Deferred income taxes                                                               755                600
-------------------------------------------------------------------------------------------------------------
       Total current assets                                                     334,582            252,561

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Less accumulated depreciation of $69,994 and $58,184, respectively           252,317            236,273

OTHER ASSETS:
Investments                                                                       9,214             18,914
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $5,781 and $4,446, respectively                   92,614             67,534
Deposits                                                                          2,358              1,501
-------------------------------------------------------------------------------------------------------------
       Total assets                                                            $691,085           $576,783
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                           $ 52,523           $  3,455
Current maturities of long-term debt                                             13,162              9,339
Accounts payable                                                                 48,237             51,336
Accrued expenses                                                                 39,780             44,074
Income taxes                                                                        119              1,197
-------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                153,821            109,401

DEFERRED INCOME TAXES                                                            22,362             18,978
LONG-TERM DEBT, less current maturities                                         178,422            114,246
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, net of
   accumulated amortization of $871 and $811, respectively                          533                593
MINORITY INTEREST                                                                   822             11,533
COMMITMENTS AND CONTINGENCIES                                                         -                  -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01
   par value; no shares issued and outstanding                                        -                  -
Common stock - authorized 100,000,000 shares of $0.02
   par value; issued, 49,221,632 and 49,200,474, respectively                       984                984
Additional contributed capital                                                   93,557             93,281
Retained earnings                                                               262,962            227,995
Treasury stock, at cost, 734,700 shares and 10,000 shares, respectively         (17,449)              (228)
Accumulated other comprehensive loss                                             (4,929)                 -
-------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                               335,125            322,032
-------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                              $691,085           $576,783
-------------------------------------------------------------------------------------------------------------

                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JULY 31 (In thousands, except per share data)
                                                                                 1999               1998
-------------------------------------------------------------------------------------------------------------
Net sales                                                                      $474,136           $382,041
Cost of goods sold                                                              201,991            158,842
-------------------------------------------------------------------------------------------------------------
    Gross profit                                                                272,145            223,199
Selling and shipping                                                            163,790            135,132
Administrative                                                                   44,399             38,748
Amortization of goodwill                                                          1,275              1,018
-------------------------------------------------------------------------------------------------------------
                                                                                209,464            174,898
-------------------------------------------------------------------------------------------------------------
    Operating profit                                                             62,681             48,301
Other expense (income):
     Interest expense                                                             4,376              3,368
     Interest income                                                               (184)              (124)
     Equity in earnings of investees                                              1,276                202
-------------------------------------------------------------------------------------------------------------
                                                                                  5,468              3,446
-------------------------------------------------------------------------------------------------------------
     Earnings before income taxes and minority interest                          57,213             44,855
Income tax expense                                                               21,970             17,623
-------------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                           35,243             27,232
Minority interest                                                                   276               (165)
-------------------------------------------------------------------------------------------------------------
     Net earnings                                                              $ 34,967           $ 27,397
-------------------------------------------------------------------------------------------------------------
Basic:      Net earnings per common share                                      $   0.72           $   0.56
            Weighted average number of shares outstanding                        48,714             49,144
-------------------------------------------------------------------------------------------------------------
Diluted:    Net earnings per common share                                      $   0.71           $   0.55
            Weighted average number of shares outstanding                        49,076             49,643
-------------------------------------------------------------------------------------------------------------

                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                               (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JULY 31 (In thousands, except per share data)
                                                                                              1999                     1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                 $229,863                $ 181,011
Cost of goods sold                                                                          98,198                   76,235
----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                           131,665                  104,776
Selling and shipping                                                                        78,405                   62,768
Administrative                                                                              22,535                   18,906
Amortization of goodwill                                                                       639                      511
----------------------------------------------------------------------------------------------------------------------------
                                                                                           101,579                   82,185
----------------------------------------------------------------------------------------------------------------------------
    Operating profit                                                                        30,086                   22,591
Other expense (income):
     Interest expense                                                                        2,492                    1,645
     Interest income                                                                           (64)                     (68)
     Equity in earnings of investees                                                           863                      162
----------------------------------------------------------------------------------------------------------------------------
                                                                                             3,291                    1,739
----------------------------------------------------------------------------------------------------------------------------
     Earnings before income taxes and minority interest                                     26,795                   20,852
Income tax expense                                                                          10,287                    8,195
----------------------------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                                      16,508                   12,657
Minority interest                                                                               78                      (68)
----------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                                         $ 16,430                $  12,725
----------------------------------------------------------------------------------------------------------------------------
Basic:      Net earnings per common share                                                 $   0.34                $    0.26
            Weighted average number of shares outstanding                               48,488                   49,173
----------------------------------------------------------------------------------------------------------------------------
Diluted:    Net earnings per common share                                                  $   0.34                $    0.26
            Weighted average number of shares outstanding                               48,893                   49,653
----------------------------------------------------------------------------------------------------------------------------

                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------

JULY 31, (In thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                             ACCUMULATED
                                                COMMON STOCK         ADDITIONAL                                    OTHER
                                             -------------------    CONTRIBUTED   RETAINED    TREASURY     COMPREHENSIVE
                                              SHARES      AMOUNT      CAPITAL     EARNINGS      STOCK              LOSS       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JULY 31, 1998

Balance, January 31, 1998                     49,100,953     $ 982    $ 92,357    $ 153,493   $      -         $      -   $ 246,832

Net earnings for the period                            -         -           -       27,397          -                -      27,397

Common stock issued in connection with
   exercise of stock options                      82,323         2         575            -          -                -         577

                                            ---------------------------------------------------------------------------------------

Balance, July 31, 1998                        49,183,276     $ 984    $ 92,932    $ 180,890   $      -         $      -   $ 274,806
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JULY 31, 1999:

Balance, January 31, 1999                     49,190,474     $ 984    $ 93,281    $ 227,995   $   (228)        $      -   $ 322,032

Net earnings for the period                            -         -           -       34,967          -                -      34,967
Foreign currency translation adjustments               -         -           -            -          -           (4,929)     (4,929)
                                                                                                               ---------------------
   Comprehensive income                                                                                          (4,929)     30,038

Common stock issued in connection with
  exercise of stock options                       21,158         -         276            -          -                -         276

Treasury stock purchase                         (724,700)        -           -            -    (17,221)               -     (17,221)
                                            ----------------------------------------------------------------------------------------

Balance, July 31, 1999                        48,486,932     $ 984    $ 93,557    $ 262,962   $(17,449)        $ (4,929)  $ 335,125
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JULY 31 (In thousands)                                                                      1999            1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                                                         $ 34,967         $ 27,397
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Depreciation and amortization                                                                  13,085            9,614
             Deferred income taxes                                                                             201            1,997
             Equity in earnings of investees                                                                 1,276              202
             Minority interest                                                                                 276             (165)
     Changes in operating assets and liabilities, net of effect of business acquisitions:
             Accounts receivable                                                                            (5,785)           3,520
             Inventories                                                                                   (47,625)         (26,035)
             Prepaid expenses                                                                                 (704)            (306)
             Deposits                                                                                          235               (3)
             Accounts payable                                                                               (9,499)          (1,529)
             Accrued expenses                                                                               (9,545)          (2,159)
             Income taxes                                                                                   (1,145)          (1,015)
------------------------------------------------------------------------------------------------------------------------------------
                   Total adjustments                                                                       (59,230)         (15,879)
------------------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) operating activities                                     (24,263)          11,518

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                             (11,225)         (14,624)
    Net decrease in long term investments                                                                      674                -
    Purchase of businesses, net of cash acquired                                                           (38,922)            (788)
------------------------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                                                   (49,473)         (15,412)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                                     276              577
    Purchase of treasury stock                                                                             (17,221)               -
    Borrowings from bank line of credit                                                                    287,356          212,600
    Repayments on bank line of credit                                                                     (255,000)        (218,810)
    Borrowings on long-term debt                                                                            59,926              453
------------------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) financing activities                                      75,337           (5,180)
------------------------------------------------------------------------------------------------------------------------------------
                   Net increase (decrease) in cash and cash equivalents                                      1,601           (9,074)

Cash and cash equivalents at beginning of period                                                            18,571           21,273
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                                $ 20,172         $ 12,199
------------------------------------------------------------------------------------------------------------------------------------

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

         The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at July 31, 1999 and the consolidated results of its operations and cash flows for the six month period ended July 31, 1999 and 1998. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1999, as set forth in the Company's Annual Report on Form 10-K. Operating results for the six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.

2.       BUSINESS ACQUISITIONS

         In May 1999, the Company acquired the remaining 50% of Colony Gift Corporation Ltd., a U.K. candle manufacturer, for approximately $10.0 million in cash. The excess of the purchase price over the estimated fair value of assets acquired approximated $8.0 million and is being amortized over 15 years.

         In June 1999, the Company acquired additional Class A and Class B common shares of Liljeholmens Stearinfabriks AB ("Liljeholmens"), through a tender offer for approximately $28.3 million in cash. As a result, the Company has increased its economic ownership percentage in Liljeholmens to approximately 99% from approximately 39%. The Company is currently in the process of acquiring the remaining 1% economic interest in Liljeholmens through a compulsory purchase procedure pursuant to Swedish law. The excess of the purchase price over the estimated fair value of assets acquired from this additional investment approximated $15.9 million and is being amortized over 40 years.

3.       INVENTORIES

         The components of inventory consist of the following (in thousands):



                                    JULY 31, 1999          JANUARY 31, 1999
---------------------------------------------------------------------------
Raw materials                           $ 40,809                  $ 34,807
Work in process                            4,632                     2,658
Finished goods                           188,652                   132,284
---------------------------------------------------------------------------
                                        $234,093                  $169,749
---------------------------------------------------------------------------

                           BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

4.     EARNINGS PER SHARE

       The components of basic and diluted earnings per share are as follows (in thousands):

                                              THREE MONTHS         SIX MONTHS        THREE MONTHS         SIX MONTHS
                                            ENDED JULY 31,     ENDED JULY 31,      ENDED JULY 31,     ENDED JULY 31,
                                                      1999               1999                1998               1998
---------------------------------------------------------------------------------------------------------------------
Net earnings                                      $ 16,430           $ 34,967            $ 12,725           $ 27,397
---------------------------------------------------------------------------------------------------------------------
Weighted average number of common
    shares outstanding:
         Basic                                      48,488             48,714              49,173             49,144
         Dilutive effect of stock options              405                362                 480                499
---------------------------------------------------------------------------------------------------------------------
Weighted average number of common
    shares outstanding:
         Diluted                                    48,893             49,076              49,653             49,643
---------------------------------------------------------------------------------------------------------------------


5.       STOCK REPURCHASE PLAN

         On September 10, 1998, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock and on June 8, 1999 it authorized the repurchase of up to an additional 1,000,000 shares. As of August 31, 1999, the Company had purchased on the open market 734,700 common shares for a total cost of approximately $17.5 million. The acquired shares are held as common stock in treasury.

6.       SEGMENT INFORMATION

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

                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

6.       SEGMENT INFORMATION (CONTINUED)

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

                                            THREE MONTHS ENDED JULY 31,               SIX MONTHS ENDED JULY 31,
                                         -----------------------------------      ----------------------------------
(In thousands)                                       1999              1998                  1999              1998
--------------------------------------------------------------------------------------------------------------------
Net Sales:
    United States                               $ 181,924         $ 147,779             $ 363,697         $ 314,048
    International(1)(2)                            47,939            33,232               110,439            67,993
--------------------------------------------------------------------------------------------------------------------
        Total                                   $ 229,863         $ 181,011             $ 474,136         $ 382,041
--------------------------------------------------------------------------------------------------------------------



                                            THREE MONTHS ENDED JULY 31,               SIX MONTHS ENDED JULY 31,
                                         -----------------------------------      ----------------------------------
(In thousands)                                       1999              1998                  1999              1998
--------------------------------------------------------------------------------------------------------------------
Net Earnings:
    United States                                $ 14,081          $ 10,913              $ 29,563          $ 23,911
    International(1)(2)                             2,349             1,812                 5,404             3,486
--------------------------------------------------------------------------------------------------------------------
        Total                                    $ 16,430          $ 12,725              $ 34,967          $ 27,397
--------------------------------------------------------------------------------------------------------------------




                                                 JULY 31,       JANUARY 31,
(In thousands)                                       1999              1999
---------------------------------------------------------------------------
Long-Lived Assets:
    United States                               $ 257,870         $ 240,251
    International(2)                               96,273            82,470
---------------------------------------------------------------------------
        Total                                   $ 354,143         $ 322,721
---------------------------------------------------------------------------

(1) Due to the purchase of approximately 79% of the voting interest and 39% economic interest of Liljeholmens in December 1998, the current year's net sales include 100% of Liljeholmens' sales while the current year's net earnings include only 39% of Liljeholmens' earnings.

(2) No individual country repesents a material amount of net sales, net earnings or long-lived assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

         Net sales increased $92.1 million, or 24.1%, to $474.1 million in the first six months of fiscal 2000 from $382.0 million in the first six months of fiscal 1999. Net sales in the second quarter ended July 31, 1999, increased $48.9 million, or 27.0%, to $229.9 million compared with $181.0 million a year earlier. Most all of this increase was attributable to unit sales growth in sales of the Company's everyday products, particularly scented candles and candle accessories, which was primarily a result of strong sales of new products introduced in the last fiscal year and growth of the Company's direct selling channel worldwide. The inclusion of Liljeholmens' sales since the beginning of the fiscal year has also contributed to the increase in sales (when compared to the same period in the prior year), by approximately 8.7% for the first six months.

GROSS PROFIT

         Gross profit increased $48.9 million, or 21.9%, from $223.2 million in the first six months of fiscal 1999 to $272.1 million in the first six months of fiscal 2000. Gross profit margin decreased from 58.4% for the first six months of fiscal 1999 to 57.4% for the first six months of fiscal 2000. Gross profit in the second quarter ended July 31, 1999 increased $26.9 million, or 25.7%, from $104.8 million for the quarter ended July 31, 1998 to $131.7 million. Gross profit margin decreased from 57.9% for the quarter ended July 31, 1998 to 57.3% for the quarter ended July 31, 1999. The gross profit as a percentage of net sales was negatively impacted by the inclusion of Liljeholmens, which has a lower gross profit percentage than the rest of the Company. Before including Liljeholmens, gross profit as a percentage of net sales in the second quarter increased compared to the same period a year ago. The increase in gross profits before the inclusion of Liljeholmens in the second quarter of fiscal 2000 resulted from a relatively higher sales growth of premium priced products in the United States. In addition, the Company continues to benefit from the capital investments made over the last several years in manufacturing and distribution, as well as cost savings in product sourcing.

SELLING AND SHIPPING EXPENSE

         Selling and shipping expense increased $28.7 million, or 21.2%, from $135.1 million in the first six months of fiscal 1999 (35.4% of net sales), to $163.8 million in the first six months of fiscal 2000 (34.5% of net sales). Selling and shipping expense increased $15.6 million, or 24.8%, from $62.8 million in the quarter ended July 31, 1998 (34.7% of net sales), to $78.4 million in the quarter ended July 31, 1999 (34.1% of net sales). The decreases in selling and shipping expense as a percentage of net sales were attributable to the inclusion of Liljeholmens which incurs relatively lower selling and shipping expenses as a percentage of net sales, and overall percentage decreases in other areas of the Company.

ADMINISTRATIVE EXPENSE

         Administrative expense increased $5.7 million, or 14.7%, from $38.7 million in the first six months of fiscal 1999 (10.1% of net sales) to $44.4 million in the first six months of fiscal 2000 (9.4% of net sales). Administrative expense increased $3.6 million, or 19.0%, from $18.9 million in the quarter ended July 31, 1998 (10.4% of net sales) to $22.5 million in the quarter ended July 31, 1999 (9.8% of net sales). Administrative expenses as a percentage of sales declined versus the same period last year for two main reasons: the economies of scale (the ability to spread administrative expense over a larger net sales base); and the inclusion of Liljeholmens (which experiences relatively lower administrative expense as a percentage of sales).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: (CONTINUED)

INTEREST EXPENSE

         Interest expense increased $1.0 million, or 29.4%, from $3.4 million in the first six months of fiscal 1999 to $4.4 million in the first six months of fiscal 2000. Interest expense increased $.9 million, or 56.3%, from $1.6 million in the quarter ended July 31, 1998 to $2.5 million in the quarter ended July 31, 1999. The increase in interest expense is primarily attributable to borrowings to fund the acquisitions of Liljeholmens and Colony Gifts as well as debt assumed as part of these acquired companies.

INCOME TAXES

         Income tax expense increased $4.4 million, or 25.0%, from $17.6 million in the first six months of fiscal 1999 to $22.0 million in the first six months of fiscal 2000. Income tax expense increased $2.1 million, or 25.6%, from $8.2 million in the quarter ended July 31, 1998 to $10.3 million in the quarter ended July 31, 1999. The effective income tax rate decreased from approximately 39.3% in the quarter ended July 31, 1998 to approximately 38.4% in the quarter ended July 31, 1999 due to the growth in sales in countries with lower tax rates than the U.S.

NET EARNINGS

         As a result of the foregoing, net earnings increased $7.6 million, or 27.7%, from $27.4 million for the six months ended July 31, 1998 to $35.0 million for the six months ended July 31, 1999. Net earnings increased $3.7 million, or 29.1%, from $12.7 million in the quarter ended July 31, 1998 to $16.4 million in the quarter ended July 31, 1999.

         Basic earnings per share based upon the weighted average number of shares outstanding for the six months ended July 31, 1999 increased $0.16 or 28.6%, to $0.72 compared to $0.56 for the six months ended July 31, 1998. Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended July 31, 1999 increased $0.08, or 30.8%, to $0.34 compared to $0.26 for the quarter ended July 31, 1998. Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.71 for the six months ended July 31, 1999 compared to $0.55 for the same period last year, an increase of $0.16, or 29.1%. Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.34 for the quarter ended July 31, 1999 compared to $0.26 for the same period last year, an increase of $0.08 or 30.8%.

LIQUIDITY AND CAPITAL RESOURCES

         Inventory increased from $169.7 million at January 31, 1999 to $234.1 million at July 31, 1999. The increase was due primarily to the inclusion of inventory acquired from Liljeholmens and Colony Gift and to meet anticipated demand. Accounts receivable increased $14.3 million, or 23.5% from $60.8 million at the end of fiscal 1999 to $75.1 million at July 31, 1999 which reflects the sales growth of the Company. Accounts receivable also increased due to the inclusion of Liljeholmens and Colony Gifts. Accounts payable and accrued expenses decreased $7.4 million, or 7.8%, from $95.4 million at the end of fiscal 1999 to $88.0 million at July 31, 1999. The decrease in accounts payable and accrued expenses is attributable to normal payment patterns of operating expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Capital expenditures for property, plant and equipment were $11.2 million in the six months ended July 31, 1999. Capital expenditures were primarily investments in a new distribution center in the Netherlands, new equipment and improvements to existing plant and equipment. The Company anticipates capital spending of approximately $55.0 - $60.0 million for fiscal 2000, of which approximately $5.0 million has been used for the new distribution facility, with the balance to be used primarily for increased manufacturing and distribution capacity, upgrades to machinery and equipment in existing facilities, and computer hardware and software.

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

         Pursuant to the Company's revolving credit facility ("Credit Facility"), which matures on October 17, 2002, the lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $140.0 million and to provide, under certain circumstances, an additional $35.0 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (8.0% at July 31, 1999) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio, for a weighted average interest rate of 5.39% at July 31, 1999. At July 31, 1999, $138.5 million (including outstanding letters of credit) was outstanding under the Credit Facility.

         In August 1999 and January 1999 the Company entered into agreements with three banks to provide uncommitted one year lines of credit with total available borrowing of $70.0 million. Borrowings under the agreements bear interest, at the Company's option, at short term fixed rates, at the banks' prime rate (8.0% at July 31, 1999) or at the Eurocurrency rate plus a credit spread, for a weighted average interest rate of approximately 5.47% at July 31, 1999. There was $22.9 million outstanding under the uncommitted lines of credit at July 31, 1999.

         Liljeholmens has a line of credit which is renewed annually, with available borrowing of approximately $31.0 million. As of June 30, 1999, Liljeholmens had borrowings under the line of credit of approximately $13.4 million. Amounts outstanding under the line of credit bear interest of 3.59% at June 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         At June 30, 1999, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of June 30, 1999 under the loan agreements was approximately $27.1 million with interest rates ranging from 2.75% to 8.46%, of which $15.9 million relates to the credit facility. The loans are collateralized by certain of Liljeholmens' real estate and by a pledge of Liljeholmens' shares in its subsidiaries.

         Colony Gift Corporation Ltd. ("Colony"), has a revolving credit facility with Barclays Bank ("Barclays"), which matures on May 20, 2000, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount up to L16.0 million, secured by certain of Colony's assets. As of June 30, 1999, Colony had borrowings under the credit facility of L10.2 million ($16.3 million at the June 30, 1999 exchange rate), at a weighted average interest rate of 5.79%.

         Net cash used in operating activities amounted to $24.3 million for the six months ended July 31, 1999 compared to $11.5 million provided by operating activities for the six months ended July 31, 1998 when timing fluctuations favorably impacted working capital levels.

         In May 1999, the Company filed a shelf registration statement for up to $250 million in debt securities with the Securities and Exchange Commission. The proceeds of any offering will be used for general corporate purposes, including the repayment of existing floating rate debt, acquisitions, long-term investments, capital expenditures, and growth-related working capital needs. As of the date hereof, no issuance has occurred.

         On June 8, 1999, the Company's Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock bringing the total authorization to 2,000,000 shares. As of August 31, 1999, the Company had purchased 734,700 shares for a total cost of approximately $17.5 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         As of July 31, 1999, the Company is subject to interest rate risk on approximately $204.7 million, of variable rate debt, including Liljeholmens and Colony. The majority of the Company's variable rate debt, approximately $159.1 million at July 31, 1999, bears interest at the Bank of America prime rate (8.0% at July 31, 1999) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $2.05 million if applied to the total.

FOREIGN CURRENCY RISK

         The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures and Canadian intercompany payables. The Company does not hold or issue derivative financial instruments for trading purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOREIGN CURRENCY RISK (CONTINUED)

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

         The following table provides information about the Company's foreign exchange forward contracts at July 31, 1999.


                                                      U.S. DOLLAR    AVERAGE
(In thousands, except average contract rate)           NOTIONAL      CONTRACT        ESTIMATED
                                                        AMOUNT         RATE         FAIR VALUE
----------------------------------------------------------------------------------------------

Canadian Dollar                                       $   9,440         1.48          $ 128
Euro                                                      2,607         1.06             44
----------------------------------------------------------------------------------------------
                                                      $  12,047                       $ 172
----------------------------------------------------------------------------------------------

         The foreign exchange contracts outstanding as of July 31, 1999 have maturity dates ranging from August 1999 through December 1999.

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

         The assessment phase is complete on currently installed products. The remediation process is complete on critical IT and non-IT systems, and the Company presently believes that remediation and testing of remaining systems is complete in all material respects. The testing phase, which is done in most instances using simulated data, was completed in all material respects on critical IT and non-IT systems, as of August 31, 1999.

         The third party evaluation phase is underway with the Company having identified its key business partners. The Company is in the process of ascertaining their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means. However, the actual readiness of these third parties is beyond the Company's control; therefore, there can be no assurances that significant deficiencies do not exist amongst such third parties. The Company expects that this phase will be complete in all material respects by September 30, 1999, but it anticipates having to follow-up on non-compliant responses thereafter.

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

         Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. Contingency plans currently in development are expected to be completed in all material respects, by the end of September, 1999.

         It is currently estimated that the aggregate cost of the Company's Year 2000 compliance efforts will be approximately $3.0 million, of which approximately $2.3 million has been spent. These costs are being expensed as they are incurred except for costs associated with the replacement of computerized systems, hardware or equipment, substantially all of which will be capitalized, and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, but such contingency plan costs are not expected to be significant. The Company anticipates that substantially all of the costs associated with the Company's Year 2000 compliance efforts will be expensed. The costs associated with the Company's Year 2000 compliance efforts are not expected to be material in relation to the Company's IT budget, and such efforts are not expected to have a material effect upon the Company's other IT projects.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were voted upon at the Annual Meeting of Stockholders held on June 8, 1999, and received the votes set forth below:

         1) Each of the following persons nominated was elected to serve as director and received the number of votes set forth opposite his name.


                                             FOR         AGAINST     WITHHELD
----------------------- -----------------------------------------------------
         John W. Burkhart                 41,450,511        0         204,391
         John E. Preschlack               41,459,771        0         195,131
         Frederick H. Stephens, Jr.       41,456,171        0         198,731

         2) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants received 41,490,993 votes for, 129,025 votes against, and 34,884 votes withheld.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  4.1 Amended and Restated 1994 Employee Stock Option Plan of the Company (to be incorporated by reference into the Company's Registration Statements on Form S-8, Reg. Nos.
                          33-91954 and 333-50011, which are hereby amended by the inclusion of such exhibit).

                 27.      Financial data schedule

         b) Reports on Form 8-K

            During the fiscal quarter ended July 31, 1999, the Company filed the following Current Report on Form 8-K:

                 The Company filed a Current Report on Form 8-K on May 28, 1999 to file as an exhibit the press release announcing the Company's results of operations for the fiscal quarter ended April 30, 1999.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            BLYTH INDUSTRIES, INC.



         Date:  SEPTEMBER 13, 1999          By: /S/ ROBERT B. GOERGEN
                --------------------            -----------------------
                                                Robert B. Goergen
                                                Chief Executive Officer




         Date:  SEPTEMBER 13, 1999          By: /S/ RICHARD T. BROWNING
                --------------------            -----------------------
                                                Richard T. Browning
                                                Chief Financial Officer

                                   EXHIBIT INDEX

EXHIBIT       DESCRIPTION                                            PAGE NO.
-------       -----------                                            --------
    4.1       Amended and Restated 1994 Employee Stock Option Plan      N/A
              of the Company (to be incorporated by reference into
              the Company's Registration Statements on Form S-8,
              Reg. Nos. 33-91954 and 333-50011, which are hereby
              amended by the inclusion of such exhibit).

   27.        Financial data schedule                                   N/A
