Form 10-Q
period 1999-10-31
BLYTH INDUSTRIES INC
filed 1999-12-15
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X    No
                                                    ------     ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                48,075,460 COMMON SHARES AS OF NOVEMBER 30, 1999.

                             BLYTH INDUSTRIES, INC.

                                      INDEX


                                                                       PAGE
                                                                       ----
Form 10-Q Cover Page.....................................................1

Form 10-Q Index..........................................................2


Part I.    Financial Information:

      Item 1.  Financial Statements:
                   Consolidated Balance Sheets...........................3

                   Consolidated Statements of Earnings.................4-5

                   Consolidated Statements of Stockholders' Equity.......6

                   Consolidated Statements of Cash Flows.................7

                   Notes to Consolidated Financial Statements.........8-10

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.......11-17

      Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risk......................................18

Part II.   Other Information

      Item 1.  Legal Proceedings........................................19

      Item 2.  Changes in Securities....................................19

      Item 3.  Defaults upon Senior Securities..........................19

      Item 4.  Submission of Matters to a Vote of Security Holders......19

      Item 5.  Other Information.....................................19-21

      Item 6.  Exhibits and Reports on Form 8-K.........................21


Signatures..............................................................22

Part I.   FINANCIAL INFORMATION
Item I.   FINANCIAL STATEMENTS

                           BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------
                                                                                                OCTOBER 31,     JANUARY 31,
(In thousands, except share data)                                                                      1999            1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                        $ 13,533        $ 18,571
Accounts receivable, less allowance for doubtful receivables
   of $2,396 and $1,404, respectively                                                             122,623          60,810
Inventories                                                                                       231,333         169,749
Prepaid expenses                                                                                    2,393           2,831
Deferred income taxes                                                                                 830             600
----------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                       370,712         252,561

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Less accumulated depreciation of $76,575 and $58,184, respectively                             270,129         236,273

OTHER ASSETS:
Investments                                                                                         8,920          18,914
Excess of cost over fair value of assets acquired, net of
   accumulated amortization of $6,374 and $4,446, respectively                                     91,912          67,534
Deposits and other assets                                                                           6,140           1,501
----------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                              $747,813        $576,783
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                                             $ 41,069        $  3,455
Current maturities of long-term debt                                                               15,574           9,339
Accounts payable                                                                                   51,877          51,336
Accrued expenses                                                                                   52,309          44,074
Income taxes                                                                                       10,253           1,197
----------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                  171,082         109,401
DEFERRED INCOME TAXES                                                                              23,074          18,978
LONG-TERM DEBT, less current maturities                                                           195,581         114,246
EXCESS OF FAIR VALUE OVER COST OF ASSETS ACQUIRED, net of
   accumulated amortization of $901 and $811, respectively                                            503             593
MINORITY INTEREST                                                                                     974          11,533
COMMITMENTS AND CONTINGENCIES                                                                           -               -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01
   par value; no shares issued and outstanding                                                          -               -
Common stock - authorized 100,000,000 shares of $0.02
   par value; issued, 49,224,160 and 49,200,474, respectively                                         984             984
Additional contributed capital                                                                     93,605          93,281
Retained earnings                                                                                 292,850         227,995
Treasury stock, at cost, 1,148,700 shares and 10,000 shares, respectively                         (28,790)           (228)
Accumulated other comprehensive loss                                                               (2,050)              -
----------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                 356,599         322,032
----------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                                $747,813       $ 576,783
----------------------------------------------------------------------------------------------------------------------------

                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                          (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED OCTOBER 31 (In thousands, except per share data)

                                                                                              1999                      1998
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                $ 768,577                 $ 622,807
Cost of goods sold                                                                         332,994                   265,234
-----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                           435,583                   357,573
Selling and shipping                                                                       252,781                   209,281
Administrative                                                                              65,869                    56,441
Amortization of goodwill                                                                     2,090                     1,531
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           320,740                   267,253
-----------------------------------------------------------------------------------------------------------------------------
    Operating profit                                                                       114,843                    90,320
Other expense (income):
     Interest expense                                                                        8,055                     5,221
     Interest income                                                                          (440)                     (255)
     Equity in earnings of investees                                                         1,549                      (106)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             9,164                     4,860
-----------------------------------------------------------------------------------------------------------------------------
     Earnings before income taxes and minority interest                                    105,679                    85,460
Income tax expense                                                                          40,396                    33,546
-----------------------------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                                      65,283                    51,914
Minority interest                                                                              428                       (15)
-----------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                                        $  64,855                 $  51,929
-----------------------------------------------------------------------------------------------------------------------------
Basic:       Net earnings per common share                                               $    1.34                 $    1.06
                 Weighted average number of shares outstanding                              48,558                    49,158
-----------------------------------------------------------------------------------------------------------------------------
Diluted:    Net earnings per common share                                                $    1.33                 $    1.05
                 Weighted average number of shares outstanding                              48,925                    49,652
-----------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED OCTOBER 31, (In thousands, except per share data)
                                                                                       1999                       1998
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $ 294,441                  $ 240,766
Cost of goods sold                                                                     131,003                    106,392
--------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                       163,438                    134,374
Selling and shipping                                                                    88,991                     74,149
Administrative                                                                          21,470                     17,693
Amortization of goodwill                                                                   815                        513
--------------------------------------------------------------------------------------------------------------------------
                                                                                       111,276                     92,355
--------------------------------------------------------------------------------------------------------------------------
    Operating profit                                                                    52,162                     42,019
Other expense (income):
     Interest expense                                                                    3,679                      1,853
     Interest income                                                                      (256)                      (131)
     Equity in earnings of investees                                                       273                       (308)
--------------------------------------------------------------------------------------------------------------------------
                                                                                         3,696                      1,414
--------------------------------------------------------------------------------------------------------------------------
     Earnings before income taxes and minority interest                                 48,466                     40,605
Income tax expense                                                                      18,426                     15,923
--------------------------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                                  30,040                     24,682
Minority interest                                                                          152                        150
--------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                                    $  29,888                  $  24,532
--------------------------------------------------------------------------------------------------------------------------
Basic:       Net earnings per common share                                           $    0.62                  $    0.50
             Weighted average number of shares outstanding                              48,365                     49,186
--------------------------------------------------------------------------------------------------------------------------
Diluted:     Net earnings per common share                                           $    0.61                  $    0.49
             Weighted average number of shares outstanding                              48,748                     49,610
--------------------------------------------------------------------------------------------------------------------------

                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
OCTOBER 31, (In thousands, except share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          ACCUMULATED
                                                    COMMON STOCK       ADDITIONAL                            OTHER
                                               ---------------------   CONTRIBUTED   RETAINED  TREASURY   COMPREHENSIVE
                                                  SHARES      AMOUNT       CAPITAL   EARNINGS     STOCK       LOSS        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED OCTOBER  31, 1998

Balance, January 31, 1998                       49,100,953     $ 982      $ 92,357   $153,493  $     -      $     -    $ 246,832

Net earnings for the period                              -         -             -     51,929        -            -       51,929

Common stock issued in connection with
   exercise of stock options                        87,423         2           623          -        -            -          625

Treasury stock purchase                            (10,000)                                        (228)                    (228)
                                                 --------------------------------------------------------------------------------

Balance, October 31, 1998                       49,178,376     $ 984      $ 92,980   $205,422  $   (228)    $     -    $ 299,158
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED OCTOBER 31, 1999:

Balance, January 31, 1999                       49,190,474     $ 984      $ 93,281   $227,995  $   (228)    $     -    $ 322,032

Net earnings for the period                              -         -             -     64,855         -            -      64,855
Foreign currency translation adjustments                 -         -             -          -         -       (2,050)     (2,050)
                                                                                                        -------------------------
   Comprehensive income                                                                                       (2,050)     62,805

Common stock issued in connection with
  exercise of stock options                         23,686         -           324          -         -            -         324

Treasury stock purchase                         (1,138,700)        -             -          -   (28,562)           -     (28,562)
                                                 --------------------------------------------------------------------------------

Balance, October 31, 1999                       48,075,460     $ 984      $ 93,605   $292,850  $(28,790)    $(2,050)   $ 356,599
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED OCTOBER 31, (In thousands)                                                     1999            1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                                            $ 64,855        $ 51,929
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Depreciation and amortization                                                     20,481          14,650
             Deferred income taxes                                                                838           2,429
             Equity in earnings of investees                                                    1,549            (106)
             Minority interest                                                                    428             (15)
     Changes in operating assets and liabilities, net of effect of business acquisitions:
             Accounts receivable                                                              (53,327)        (34,347)
             Inventories                                                                      (44,865)        (17,012)
             Prepaid expenses                                                                   1,422            (755)
             Other assets                                                                      (2,742)            (46)
             Accounts payable                                                                   2,984             440
             Accrued expenses                                                                  (3,545)          3,189
             Income taxes                                                                       8,989           5,095
----------------------------------------------------------------------------------------------------------------------
                   Total adjustments                                                          (67,788)        (26,478)
----------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) operating activities                         (2,933)         25,451
Cash flows from investing activities:
    Purchases of property, plant and equipment                                                (35,618)        (29,529)
    Net long term investments                                                                     655          (6,434)
    Purchase of businesses,  net of cash acquired                                             (38,967)           (788)
----------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                                      (73,930)        (36,751)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                        324             625
    Purchase of treasury stock                                                                (28,562)           (228)
    Borrowings from bank line of credit                                                       385,902         374,643
    Repayments on bank line of credit                                                        (365,000)       (374,710)
    Proceeds from issuance of long-term debt                                                  150,000               -
    Borrowings (payments) on long-term debt                                                   (70,839)          1,117
----------------------------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                                   71,825           1,447
----------------------------------------------------------------------------------------------------------------------
                   Net decrease in cash and cash equivalents                                   (5,038)         (9,853)
Cash and cash equivalents at beginning of period                                               18,571          21,273
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $ 13,533        $ 11,420
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

         The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period. In the opinion of management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at October 31, 1999 and the consolidated results of its operations and cash flows for the nine month period ended October 31, 1999 and 1998. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 1999, as set forth in the Company's Annual Report on Form 10-K. Operating results for the nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.

2.       BUSINESS ACQUISITIONS

         In May 1999, the Company acquired the remaining 50% of Colony Gift Corporation Ltd. ("Colony"), a U.K. candle manufacturer, for approximately $10.0 million in cash. The excess of the purchase price over the estimated fair value of assets acquired approximated $8.0 million and is being amortized over 15 years.

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

3.       INVENTORIES

         The components of inventory consist of the following (in thousands):

                            OCTOBER 31, 1999          JANUARY 31, 1999
         --------------------------------------------------------------
         Raw materials             $  39,520                 $  34,807
         Work in process               4,639                     2,658
         Finished goods              187,174                   132,284
         --------------------------------------------------------------
                                   $ 231,333                 $ 169,749
         --------------------------------------------------------------

         The above amounts as of October 31, 1999 include, as a result of the recent acquisitions, $50,971 of inventory of Liljeholmens and Colony. The above amounts as of January 31, 1999 include $17,375 of inventory of Liljeholmens.

                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (UNAUDITED)

4.       EARNINGS PER SHARE

         The components of basic and diluted earnings per share are as follows (in thousands):

                                                          THREE MONTHS        NINE MONTHS       THREE MONTHS         NINE MONTHS
                                                       ENDED OCTOBER 31,  ENDED OCTOBER 31,  ENDED OCTOBER 31,   ENDED OCTOBER 31,
                                                             1999               1999               1998                1998
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $ 29,888           $ 64,855           $ 24,532            $ 51,929
---------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
         Basic                                                  48,365             48,558             49,186              49,158
         Dilutive effect of stock options                          383                367                424                 494
---------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
         Diluted                                                48,748             48,925             49,610              49,652
---------------------------------------------------------------------------------------------------------------------------------

5.       STOCK REPURCHASE PLAN

         On September 10, 1998, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock and on June 8, 1999 it authorized the repurchase of up to an additional 1,000,000 shares. During the three month period ended October 31, 1999 the Company repurchased 414,000 of its common shares. As of October 31, 1999, the Company had purchased on the open market 1,148,700 common shares for a total cost of approximately $28.8 million. The acquired shares are held as common stock in treasury.

                          BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (UNAUDITED)


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

                             THREE MONTHS ENDED OCTOBER 31,               NINE MONTHS ENDED OCTOBER 31,
                        -----------------------------------------    -----------------------------------------
(In thousands)                        1999                  1998                   1999                  1998
--------------------------------------------------------------------------------------------------------------
Net Sales:
    United States                $ 234,876             $ 209,434              $ 598,573             $ 523,482
    International(1)                59,565                31,332                170,004                99,325
--------------------------------------------------------------------------------------------------------------
        Total                    $ 294,441             $ 240,766              $ 768,577             $ 622,807
--------------------------------------------------------------------------------------------------------------
                             THREE MONTHS ENDED OCTOBER 31,               NINE MONTHS ENDED OCTOBER 31,
                        -----------------------------------------    -----------------------------------------
(In thousands)                        1999                  1998                   1999                  1998
--------------------------------------------------------------------------------------------------------------
Net Earnings:
    United States                 $ 28,159              $ 23,661               $ 57,722              $ 47,572
    International(1)                 1,729                   871                  7,133                 4,357
--------------------------------------------------------------------------------------------------------------
        Total                     $ 29,888              $ 24,532               $ 64,855              $ 51,929
--------------------------------------------------------------------------------------------------------------
                                  OCTOBER 31,           JANUARY 31,
(In thousands)                        1999                  1999
---------------------------------------------------------------------
Long-Lived Assets:
    United States                 $271,393              $240,251
    International(1)                99,568                82,470
---------------------------------------------------------------------
        Total                     $370,961              $322,721
---------------------------------------------------------------------

(1) No individual country represents a material amount of net sales, net earnings or long-lived assets.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

         Net sales increased $145.8 million, or 23.4%, to $768.6 million in the first nine months of fiscal 2000 from $622.8 million in the first nine months of fiscal 1999. Net sales in the third quarter ended October 31, 1999, increased $53.6 million, or 22.3%, to $294.4 million compared with $240.8 million a year earlier. Most all of this increase was attributable to unit sales growth in sales of the Company's everyday products which was achieved through a combination of new products, more customers and acquisitions. First, new products, which typically account for approximately 20% of the Company's total sales each year, have continued to be a key contributor to the Company's sales growth. Secondly, all of the Company's wholesale business units have continued to add new customers or increase shelf space devoted to our product lines and our direct selling channel increased the number of independent sales consultants selling the PartyLite brand products worldwide by over 5,000 when compared to the prior year third quarter. Lastly, in the quarter ended October 31, 1999, the Company's acquisitions of Liljeholmens and Colony Gift have accounted for approximately half of the sales growth, on a percentage basis, when compared to the same period a year ago. International sales for the quarter ended October 31, 1999 grew by approximately 90% when compared to the same period last year. Within the International markets during the quarter ended October 31, 1999, our direct selling channel in Germany was adversely impacted by new tax legislation that affected all independent contractors in that country. For the nine months ended October 31, 1999, International sales increased by more than 70% when compared to the prior year.

GROSS PROFIT

         Gross profit increased $78.0 million, or 21.8%, from $357.6 million in the first nine months of fiscal 1999 to $435.6 million in the first nine months of fiscal 2000. Gross profit margin decreased slightly from 57.4% for the first nine months of fiscal 1999 to 56.7% for the first nine months of fiscal 2000. Gross profit in the third quarter ended October 31, 1999 increased $29.0 million, or 21.6%, from $134.4 million for the quarter ended October 31, 1998 to $163.4 million. Gross profit margin decreased slightly from 55.8% for the quarter ended October 31, 1998 to 55.5% for the quarter ended October 31, 1999. The gross profit as a percentage of net sales was negatively impacted by the inclusion of Liljeholmens, which has a lower gross profit percentage than the rest of the Company. Before including Liljeholmens, gross profit as a percentage of net sales in the three and nine month periods ended October 31, 1999 increased more than 1.5% when compared to the same period a year ago. The increase in gross profits before the inclusion of Liljeholmens in the three and nine month periods ended October 31, 1999 resulted from a relatively higher sales growth of premium priced products. In addition, the Company continues to benefit from the capital investments made over the last several years in manufacturing and distribution, as well as cost savings in product sourcing. The gross profit contribution of the International market has grown consistent with the sales growth.

         Operating profit grew at a higher rate than sales during the quarter ended October 31, 1999 when compared to the same period last year. This growth rate, which is a continuation of the trend of each of the first two quarters of this year, is a result of the same key factors driving the growth in gross profits. Operating profit as a percentage of net sales for the three months ended October 31, 1999, which includes the impact of Liljeholmens, was 17.7% compared to 17.5% for the same period last year. Operating profit as a percentage of net sales for the nine months ended October 31, 1999, which includes the impact of Liljeholmens, was 14.9% compared to 14.5% in the prior year period.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: (CONTINUED)

SELLING AND SHIPPING EXPENSE

         Selling and shipping expense increased $43.5 million, or 20.8%, from $209.3 million in the first nine months of fiscal 1999 (33.6% of net sales), to $252.8 million in the first nine months of fiscal 2000 (32.9% of net sales). Selling and shipping expense increased $14.9 million, or 20.1%, from $74.1 million in the quarter ended October 31, 1998 (30.8% of net sales), to $89.0 million in the quarter ended October 31, 1999 (30.2% of net sales). The decreases in selling and shipping expense as a percentage of net sales were attributable to the inclusion of Liljeholmens which incurs relatively lower selling and shipping expenses as a percentage of net sales, and a decrease in the rate of increase in shipping costs across the Company.

ADMINISTRATIVE EXPENSE

         Administrative expense increased $9.5 million, or 16.8%, from $56.4 million in the first nine months of fiscal 1999 (9.1% of net sales) to $65.9 million in the first nine months of fiscal 2000 (8.6% of net sales). Administrative expense increased $3.8 million, or 21.5%, from $17.7 million in the quarter ended October 31, 1998 (7.4% of net sales) to $21.5 million in the quarter ended October 31, 1999 (7.3% of net sales). Administrative expenses as a percentage of sales declined versus the same period last year for two main reasons: the economies of scale (the ability to spread administrative expense over a larger net sales base); and the inclusion of Liljeholmens (which experiences relatively lower administrative expense as a percentage of sales). The growth in administrative expense continues to be lower than the growth in sales when compared to the prior year.

INTEREST EXPENSE

         Interest expense increased $2.9 million, or 55.8%, from $5.2 million in the first nine months of fiscal 1999 to $8.1 million in the first nine months of fiscal 2000. Interest expense increased $1.8 million, or 94.7%, from $1.9 million in the quarter ended October 31, 1998 to $3.7 million in the quarter ended October 31, 1999. The increase in interest expense is primarily attributable to borrowings to fund the acquisitions of Liljeholmens and Colony as well as debt assumed as part of these acquired companies, and to a lesser extent the Company's debt offering (as further described in "Liquidity and Capital Resources").

INCOME TAXES

         Income tax expense increased $6.9 million, or 20.6%, from $33.5 million in the first nine months of fiscal 1999 to $40.4 million in the first nine months of fiscal 2000. Income tax expense increased $2.5 million, or 15.7%, from $15.9 million in the quarter ended October 31, 1998 to $18.4 million in the quarter ended October 31, 1999. The effective income tax rate decreased from approximately 39.3% for the nine months ended October 31, 1998 to approximately 38.2% for the same period this year due to the growth in sales in countries with lower tax rates than the U.S.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: (CONTINUED)

NET EARNINGS

         As a result of the foregoing, net earnings increased $13.0 million, or 25.0%, from $51.9 million for the nine months ended October 31, 1998 to $64.9 million for the nine months ended October 31, 1999. Net earnings increased $5.4 million, or 22.0%, from $24.5 million in the quarter ended October 31, 1998 to $29.9 million in the quarter ended October 31, 1999.

         Basic earnings per share based upon the weighted average number of shares outstanding for the nine months ended October 31, 1999 increased $0.28 or 26.4%, to $1.34 compared to $1.06 for the nine months ended October 31, 1998. Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended October 31, 1999 increased $0.12, or 24.0%, to $0.62 compared to $0.50 for the quarter ended October 31, 1998. Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised or converted were $1.33 for the nine months ended October 31, 1999 compared to $1.05 for the same period last year, an increase of $0.28, or 26.7%. Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised or converted were $0.61 for the quarter ended October 31, 1999 compared to $0.49 for the same period last year, an increase of $0.12 or 24.5%.

LIQUIDITY AND CAPITAL RESOURCES

         Inventory increased $78.8 million from $152.5 million at October 31, 1998 to $231.3 million at October 31, 1999 an increase of 51.7%. The Liljeholmens and Colony acquisitions did not exist in the prior year period. Before including the $51.0 million of inventory of Liljeholmens and Colony, inventory at October 31, 1999 increased 18.2% when compared to the prior year (while the base business (before including Liljeholmens and Colony) experienced sales growth of approximately 11%). Inventory as of October 31, 1999 included product to meet early November 1999 shipments of existing customer orders. Accounts receivable increased $36.3 million, or 42.1% from $86.3 million at October 31, 1998 to $122.6 million at October 31, 1999. This increase in accounts receivable was due to the increase in sales and the inclusion of the Liljeholmens and Colony balances which were not in the prior year's accounts receivable. Accounts payable and accrued expenses at October 31, 1999 increased $31.8 million ($3.9 million excluding Liljeholmens and Colony), when compared to October 31, 1998. Such increase is attributable to the greater operating expenses to support the increased sales.

         Capital expenditures for property, plant and equipment were $35.6 million in the nine months ended October 31, 1999. This compares to $29.5 million in the nine month period ended October 31, 1998. The Company anticipates capital spending of approximately $55.0 million for fiscal 2000. The remainder of the spending will be primarily for increased manufacturing and distribution capacity, upgrades to machinery and equipment in existing facilities, and computer hardware and software.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable required to sustain the Company's sales growth and for capital expenditures. The Company believes that cash on hand, cash from operations, the Company's public debt offering and available borrowings under the Credit Facility and lines of credit described below, will be sufficient to fund its operating requirements, capital expenditures, the Company's stock repurchase program and all other obligations for the next twelve months.

         Pursuant to the Company's revolving credit facility ("Credit Facility") as amended on September 14, 1999, which matures on October 17, 2002, the lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (8.25% at October 31, 1999) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio, for a weighted average interest rate of 5.76% at October 31, 1999. At October 31, 1999, $5.5 million (including outstanding letters of credit) was outstanding under the Credit Facility.

         In August 1999 and January 1999 the Company entered into agreements with three banks to provide uncommitted one-year lines of credit with total available borrowing of $70.0 million. Borrowings under the agreements bear interest, at the Company's option, at short term fixed rates, at the banks' prime rate (8.25% at October 31, 1999) or at the Eurocurrency rate plus a credit spread. No amounts were outstanding under the uncommitted lines of credit at October 31, 1999.

         Liljeholmens has lines of credit which are renewed annually, with available borrowing of approximately $31.0 million. As of September 30, 1999, Liljeholmens had borrowings under the lines of credit of approximately $19.4 million. Amounts outstanding under the lines of credit bear interest of 3.56% at September 30, 1999.

         At September 30, 1999, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of September 30, 1999 under the loan agreements was approximately $31.4 million with interest rates ranging from 2.75% to 8.46%, of which $14.7 million relates to the current maturities. The loans are collateralized by certain of Liljeholmens' real estate and by a pledge of Liljeholmens' shares in its subsidiaries.

         Colony has a revolving credit facility with Barclays Bank ("Barclays"), which matures on May 20, 2000, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount up to L16.0 million, secured by certain of Colony's assets. As of September 30, 1999, Colony had borrowings under the credit facility of L13.2 million ($21.7 million at the September 30, 1999 exchange rate), at a weighted average interest rate of 5.66%.

         Net cash provided by operating activities for the quarter ended October 31, 1999 was a strong $21.3 million, an increase of $7.4 million when compared to the same period a year ago. For the nine months ended October 31, 1999 net cash used in operating activities amounted to $2.9 million compared to $25.5 million provided by operating activities in the same period last year. We expect on a full year basis to generate significant cash flow from operations based upon fourth quarter income levels, as well as the lowering of accounts receivable and inventory, given the normal seasonal aspect of our business.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In May 1999, the Company filed a shelf registration statement for up to $250 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.9% Senior Notes due October 1, 2009. Interest is payable semiannually on April 1 and October 1. The proceeds of the offering were used to repay substantially all of the Company's outstanding debt under its revolving and uncommitted lines of credit in the United States.

         On June 8, 1999, the Company's Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock bringing the total authorization to 2,000,000 shares. During the three month period ended October 31, 1999 the Company repurchased 414,000 of its common shares. As of October 31, 1999, the Company had purchased 1,148,700 shares for a total cost of approximately $28.8 million.

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On June 15, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FASB No. 133 (as deferred by FASB No. 137) is effective for all fiscal years beginning after June 15, 2000. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         YEAR 2000 COMPLIANCE (CONTINUED)

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

         The third party evaluation phase entailed the Company identifying its key business partners. The Company is continuing the process of ascertaining their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means. However, the actual readiness of these third parties is beyond the Company's control; therefore, there can be no assurances that significant deficiencies do not exist amongst such third parties. This phase was completed in all material respects as of September 30, 1999, but the Company anticipates having to follow-up on non-compliant responses through December 31, 1999.

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

         In addition to the readiness measures described above, the Company intends to mitigate, through contingency plans that have been developed, the possible disruption in business operations that may result from the Year 2000 issue. Contingency plans include, but are not limited to, expediting critical supplier orders for physical receipt prior to December 31, 1999, securing alternate sources of supply for certain key materials and services and updating and testing disaster recovery plans for communications, technology, materials and distribution both domestically and internationally. Review and testing of the contingency plans will continue on an on-going basis through year-end.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         YEAR 2000 COMPLIANCE (CONTINUED)

         It is currently estimated that the aggregate cost of the Company's Year 2000 compliance efforts will be approximately $3.1 million, of which approximately $3.0 million has been spent. These costs are being expensed as they are incurred except for costs associated with the replacement of computerized systems, hardware or equipment, substantially all of which will be capitalized, and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, but such contingency plan costs are not expected to be significant. The costs associated with the Company's Year 2000 compliance efforts are not expected to be material in relation to the Company's IT budget, and such efforts are not expected to have a material effect upon the Company's other IT projects.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

MARKET RISK

         The Company has operations outside of the United States and sells its products worldwide. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates, interest rates and commodity prices. These financial exposures are actively monitored and managed by the Company.

INTEREST RATE RISK

         As of October 31, 1999, the Company is subject to interest rate risk on approximately $59.1 million of variable rate debt, including Liljeholmens and Colony. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $591,000 if applied to the total.

FOREIGN CURRENCY RISK

         The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures and Canadian intercompany payables. The Company does not hold or issue derivative financial instruments for trading purposes.

         With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany purchases, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction occurs. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled.

         However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings. For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

         The following table provides information about the Company's foreign exchange forward contracts at October 31, 1999.


                                                   U.S. DOLLAR       AVERAGE
(In thousands, except average contract rate)        NOTIONAL         CONTRACT        ESTIMATED
                                                     AMOUNT            RATE         FAIR VALUE
----------------------------------------------------------------------------------------------
Canadian Dollar                                     $ 8,704            1.47            $ (13)
Euro                                                  1,502            1.05                4
----------------------------------------------------------------------------------------------
                                                    $10,206                            $  (9)
----------------------------------------------------------------------------------------------

         The foreign exchange contracts outstanding as of October 31, 1999 have maturity dates ranging from November 1999 through February 2000.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

                      27.    Financial data schedule

         b)   Reports on Form 8-K

              During the fiscal quarter ended October 31, 1999, the Company filed the following Current Reports on Form 8-K:

                      Current Report on Form 8-K on September 1, 1999 to file as an exhibit the press release announcing the Company's results of operations for the fiscal quarter ended July 31, 1999.

                      Current Report on Form 8-K on September 28, 1999 to file certain exhibits related to its filing of a Prospectus Supplement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BLYTH INDUSTRIES, INC.



         Date: December 15, 1999                By: /s/ Robert B. Goergen
               ----------------------               -----------------------
                                                Robert B. Goergen
                                                Chief Executive Officer


         Date: December 15, 1999                By: /s/ Richard T. Browning
               ----------------------               -----------------------
                                                Richard T. Browning
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT       DESCRIPTION                                          PAGE NO.
-------       -----------                                          --------
   27.        Financial data schedule                                N/A