Form 10-K
period 2000-01-31
BLYTH INDUSTRIES INC
filed 2000-04-28
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 ------------
FOR THE FISCAL YEAR ENDED
   JANUARY 31, 2000                                  COMMISSION FILE NO. 1-13026

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              -
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         As of April 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.085 billion based on the closing price of the registrant's Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

         As of April 17, 2000, there were 49,313,820 outstanding shares of Common Stock, $0.02 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the 2000 Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2000 (Incorporated into Part III)

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business...................................................................................3

Item 2.   Properties................................................................................11

Item 3.   Legal Proceedings.........................................................................12

Item 4.   Submission of Matters to a Vote of Security Holders.......................................12

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................12

Item 6.   Selected Consolidated Financial Data......................................................13

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of

           Operations...............................................................................14

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................................19

Item 8.   Financial Statements and Supplementary Data...............................................23

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial

           Disclosure...............................................................................38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................................38

Item 11.  Executive Compensation....................................................................38

Item 12.  Security Ownership of Certain Beneficial Owners and Management............................38

Item 13.  Certain Relationships and Related Transactions............................................38

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................38


                                     PART I

ITEM 1. BUSINESS

Blyth Industries, Inc. (the "Company", which may be referred to as "we", "us" or "our") operates in the home fragrance products market. The Company is a leader in the design, manufacture, marketing and distribution of an extensive line of home fragrance products primarily including scented candles, potpourri, outdoor citronella candles and environmental fragrance products. Closely complementing these products is a broad range of candle accessories, decorative gift bags and tags and seasonal decorations. These products are sold under various brand names through a wide variety of distribution channels. We are also a producer of portable heating fuel and other institutional products sold, under various brand names, both domestically and internationally through independent sales representatives and distributors. The Company has operations within and outside the United States and sells its products worldwide.

Our net sales have grown substantially in the last six years. Internal growth and acquisitions have contributed to such growth. Internal growth has been generated by increased sales of home fragrance products to consumers worldwide, the introduction of new products and product line extensions, and geographic expansion. We have successfully integrated numerous acquisitions and investments into our operations since the Company's formation in 1977.

Our home page on the Internet is at www.blythindustries.com. You can learn more about us by visiting that site. That information, however, is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

In managing our day to day business, as well as evaluating strategic opportunities, the Company is focused on the worldwide consumer market for home fragrance products.

Within the worldwide consumer market, we focus on three primary areas: the consumer market in the United States; the away from home market; and markets outside the United States.

UNITED STATES CONSUMER MARKET

With respect to the consumer market in the United States, our brands continued to grow in fiscal year 2000. Through the activities of Candle Corporation of America, Endar Corp., PartyLite Gifts, Inc., Jeanmarie Creations, Inc., and Fragrance Solutions, Inc.(1), we market our products through a variety of distribution channels and tailor our products, designs, packaging and prices to satisfy the varying demands of customers within each distribution channel.

Specifically, we sell our products to department and gift stores, specialty chains, food and drug stores, and mass merchandisers, and through a network of independent sales consultants, representatives and Company sales managers. We support these independent sales representatives by providing them

--------
(1) Formerly New Ideas International, Inc.

with comprehensive product catalogues and samples to market our everyday and seasonal product lines.

Our direct selling activities reach consumers by utilizing a network of independent sales consultants to sell products through the home party plan method of selling. Our independent sales consultants receive their earnings based on sales of our products at home parties organized by them. Over 30,000 independent sales consultants were selling in the United States in fiscal year 2000. We were represented by independent sales consultants in all 50 states. Our direct selling activity continued to demonstrate excellent growth in fiscal year 2000.

We believe that several advantages arise from a broad channel mix, including: successful new ideas and research can be shared better across channels among our marketing groups. We believe that our competitive position in these markets is enhanced by our ability to respond quickly to new orders and our ability to assist customers through inventory management and control and to satisfy delivery requirements through on-line ordering.

AWAY FROM HOME MARKET

The Company is also in the "away from home" market where it is a supplier of institutional products to restaurants, hotels and other institutional customers. We sell these products through independent sales representatives, independent food service distributors, and Company sales managers. Sales of our institutional products grew in fiscal year 2000 at 2 to 3 times industry growth rates. This was due in part to the strength of our new products and the combination of our table-top illumination products (candles) and our new catering products, namely the Sterno(R) and HandyFuel(R) brands, which we acquired from the Colgate-Palmolive Company in December 1997. Institutional sales in fiscal year 2000 were less than ten percent of the Company's total sales.

MARKETS OUTSIDE THE UNITED STATES

Blyth continues to focus on becoming a worldwide home fragrance company built around candles, but also including related products. We market our products outside the United States to department and gift stores, specialty chains, and mass merchandisers through a network of independent sales consultants and representatives, and Company sales managers, including representatives and managers of subsidiaries of the Company. During 1999, the Company had independent direct selling sales consultants in 9 countries: Austria, England, France, Germany, Luxembourg, Finland, Northern Ireland, Switzerland, and Canada. We expect to enter additional European countries by the middle of the year 2000.

In fiscal 2000, the Company consolidated its investments and joint ventures in Europe by completing its purchase of the Colony Group and Gies/Liljeholmens Group. As a result, the Company is the leading manufacturer and marketer of fragranced candles and related products to mass merchants, department and gift stores in Europe. The Colony(R), Gies(TM), and Liljeholmens(R) brand products are sold through retailers and have their highest market shares in the United Kingdom, Germany, Sweden and Denmark.

We believe that international markets, including Canada, offer the Company significant potential for growth. In fiscal year 2000, approximately 27% of our total sales were outside of the United States and our international growth rate was approximately 82%.

Our international operations also include exports of products sold through Company sales managers and independent sales representatives, which products compete in the candle markets of Canada, Europe, Latin America and the Pacific Rim, to independent distributors, department and gift stores, mass merchandisers and food service distributors. We currently plan to continue to expand internationally through the establishment of foreign-based marketing and distribution operations.

More detailed information regarding geographic area data is set forth in Note 11 to the Company's consolidated financial statements.

PRODUCTS AND BRANDS

The primary products we sell are:

Candles, scented and unscented
Candle accessories
Aromatherapy candles
Potpourri
Citronella, candles and liquid wax
Air fresheners, filters and sprays
Decorative gift bags and tags
Seasonal decorations
Liquid wax lamps
Food warmers
Portable heating fuel

Our "flagship" key brand names under which these products are sold are:

Colonial Candle of Cape Cod(R)
Colonial at HOME(TM)
Indulgences(TM)
PartyLite(R)
Ambria(TM)
Carolina Designs(R)
Colony(R) (2) (3)
Sterno(R)
GIES(TM) (2)

Our other key brand names are, in alphabetical order:

Aromatics(TM)
Asp-Holmblad(TM)  (2)
Candle Corporation of America(TM)
Canned Heat(TM)
Canterbury(R)
Eclipse Candles(TM)(2) (3)
Endar(TM)
Eternalux(R)
FanMate(R)
FilterMate(R)
Florasense(R)
Fragrance Originals(R)
HandyFuel(R)
Jeanmarie(R)
Liljeholmens(R)
New Ideas(TM)
Old Harbor Candles(R)
Fragrance Solutions(TM)
Original Recipe(R)

--------
(2) Sold only outside of the United States.
(3) The Colony(R) and Eclipse Candles(TM) trademarks are registered in the United Kingdom and other countries outside of the United States. In the United States they are made and sold by another company.

NEW PRODUCT DEVELOPMENT

We develop and introduce new products each year to satisfy changing consumer tastes. The new product development process is coordinated on a worldwide basis by teams comprised of brand managers, product managers, designers, foreign sourcing personnel, laboratory technicians, manufacturing engineers and sales managers.

New product concepts are directed to the marketing departments from all areas within the Company, as well as from the Company's independent sales representatives. The new product development process, including market research, comparative analysis, engineering specifications, feasibility studies, testing and evaluation, can require from 3 to 18 months to complete. In total, new products have typically accounted for at least 15% of our net sales in the first full year following introduction.

The Company's focus on new product development and product line extensions specific to each channel of distribution has been an important element of its efforts to become a leading home fragrance company. With continual introduction of new designs, new forms, new shapes, new fragrances, and innovative packaging, the Company continues to enjoy its sales growth and above-average profitability. In fiscal 2000 the Company introduced new products such as the Colonial at HOME(TM) brand, "Ambria" by Gies brand in Europe, and the Indulgences(TM) brand, to name a few.

MANUFACTURING, SOURCING AND DISTRIBUTION

We are continuously attempting to reduce our costs through more efficient production, sourcing and distribution methods, technological advancements and consolidating and rationalizing acquired equipment and facilities. Since our 1994 initial public offering, we have invested over $200 million in new, more advanced equipment in order to lower manufacturing costs, improve product quality and significantly increase manufacturing capacity so that we may meet historical and expected future sales growth. As a result, we have more than doubled our manufacturing and distribution capacity in recent years.

The manufacture of the Company's products involves the use of various highly automated processes and technologies, as well as certain hand crafting and finishing. During recent years, we have invested in new automated machinery that we believe has resulted, and will continue to result, in significant cost savings and capacity expansion.

Since over 50% of our products are manufactured by others based on our design specifications, our global sourcing approach is very important to our new product development process, as well as managing product quality and cost.

To maximize distribution efficiencies, we operate a network of stand-alone distribution facilities in addition to distribution facilities in our manufacturing plants.

During fiscal year 2000, the Company completed its construction of a European distribution facility of approximately 327,000 square feet. The Company also entered into a construction and operating lease agreement for a manufacturing facility in Monterrey, Mexico of approximately 200,000 square feet, which was completed in October 1999.

In fiscal 2001, we plan to increase our corporate research and development space located in Batavia, Illinois.

CUSTOMERS

Throughout the world, customers for our home fragrance products include department and gift stores and specialty chains, food and drug stores, mass merchandisers, and individual consumers (through the home party plan network). Our institutional customers are primarily distributors servicing that market. No single customer accounts for 10% or more of our sales.

COMPETITION

Our business is highly competitive. The principal competitive factors are new product introductions, product quality, delivery time and reliability, customer service and price. The domestic and international consumer market for home fragrance products is highly fragmented. Numerous suppliers service this market. Because there are relatively low barriers to entry, the Company may face future competition from other consumer product companies, which may have substantially greater financial and marketing resources than those available to the Company.

EMPLOYEES

As of January 31, 2000, the Company had approximately 4,700 full-time employees. Of those, approximately 3,500 are non-salaried, of which approximately 36% are outside the United States. Approximately 150 hourly workers in the Company's Chicago, Illinois and Brooklyn, New York facilities are represented by Local 777 of the Teamsters and Local 422-S of the AFL-CIO. Contracts with these unions will expire in June 2000 and June 2002, respectively. The remaining employees, approximately 97% of total employees, are salaried and non-salaried, non-unionized employees. We believe that our relations with our employees are good. Since its formation in 1977, the Company has never experienced a work stoppage.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR DISCLOSURE AND ANALYSIS IN THIS REPORT AND IN OUR 2000 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN USUALLY IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY OFTEN USE WORDS SUCH AS "ANTICIPATE", "ESTIMATE", "EXPECT", "PROJECT", "INTEND", "PLAN", "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, PROSPECTIVE PRODUCTS OR PRODUCT APPROVALS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED PRODUCTS, SALES EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN OUR 2000 ANNUAL REPORT TO SHAREHOLDERS AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THIS DISCUSSION, FOR EXAMPLE, PRODUCT COMPETITION AND THE COMPETITIVE ENVIRONMENT, WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

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

- RISK OF INABILITY TO MAINTAIN GROWTH RATE

The Company has grown substantially in recent years. We expect that our future growth will be generated by sales to the faster growing worldwide consumer market for home fragrance products. The market for our institutional products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including the following: market acceptance of existing products, the successful introduction of new products, and increases in production and distribution capacity to meet demand. The home fragrance products industry is driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. We expect that, as we grow, our rate of growth will be less than our historical growth rate. In addition, we have grown in part through acquisitions and there can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to successfully integrate acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

- ABILITY TO RESPOND TO INCREASED PRODUCT DEMAND

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

- RISKS ASSOCIATED WITH INTERNATIONAL SALES AND FOREIGN-SOURCED PRODUCTS

Our international business has grown at a faster rate than sales in the United States in recent years. In addition, we source a portion of our candle accessories and decorative gift bags from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons we are subject to the following risks inherent in foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting importation of goods

(including duties, quotas and taxes) and trade and foreign tax laws.

- RAW MATERIALS

For certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such raw material shortages have not previously had, and are not expected to have, a material adverse effect on the Company's operations.

- DEPENDENCE ON KEY MANAGEMENT PERSONNEL

Our success depends upon the contributions of key management personnel, particularly our Chairman, Chief Executive Officer and President, Robert B. Goergen. We do not have employment contracts with any of our key management personnel, nor do we maintain any key person life insurance policies. The loss of any of the key management personnel could have a material adverse effect on the Company.

- COMPETITION

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

ITEM 2.  PROPERTIES

     The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:


                LOCATION                     USE                               APPROXIMATE SQUARE FEET
                                                                            -------------------------------
                                                                                     OWNED          LEASED
Batavia, Illinois........................  Manufacturing                           120,000               -
Brooklyn, New York.......................  Distribution                                  -          30,000
Caldas da Rainha, Portugal ..............  Manufacturing and
                                           related distribution                    230,000               -
Carol Stream, Illinois...................  Distribution                                  -         651,000
Chicago, Illinois........................  Manufacturing and
                                           related distribution                    168,000               -
Clara City, Minnesota....................  Manufacturing and
                                           related distribution                                    220,000
Cumbria, England.........................  Manufacturing and
                                           related distribution                    263,000          52,000
Diessenhofen, Switzerland................  Manufacturing and
                                           related distribution                    148,000               -
Elkin, North Carolina....................  Manufacturing and
                                           related distribution                    690,000               -
Glinde, Germany.........................   Manufacturing and
                                           related distribution                    172,000               -
Heidelberg, Germany......................  Distribution                                             55,000
Maynard, Minnesota.......................  Manufacturing and
                                           Related distribution                     54,000
Miami, Florida...........................  Manufacturing and
                                           related distribution                     22,000               -
Hyannis, Massachusetts...................  Manufacturing                            69,000               -
Isle of Wight, England ..................  Manufacturing                            55,000               -
Monterrey, Mexico........................  Manufacturing                                 -         201,000
Montgomery, Illinois(1)..................  Distribution                                  -         286,000
Ontario, Canada..........................  Distribution                                  -          41,000
Oskarshamm, Sweden.......................  Manufacturing and
                                           related distribution                          -         123,000
Plymouth, Massachusetts..................  Distribution                             59,000               -
Temecula, California....................   Manufacturing and
                                           related distribution                          -         361,000
Texarkana, Texas.........................  Manufacturing and
                                           related distribution                    130,000               -
Thomasville, Georgia.....................  Manufacturing and
                                           related distribution                     66,000               -
Tilburg, Netherlands.....................  Distribution                            327,000               -
Tijuana, Mexico..........................  Manufacturing                                 -         120,000
Tulsa, Oklahoma..........................  Distribution                             98,000          81,000
Weston-Super-Mare, England...............  Manufacturing and
                                           related distribution                          -          62,000
===========================================================================================================

         The Company's executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space). All of the Company's properties are currently being utilized for their intended purpose.

--------
(1) Facility is leased by third party service provider: the Company pays provider an all inclusive service fee.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company's management, existing litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2000 annual meeting of stockholders will be held on June 14, 2000. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:


                                                           FISCAL 1999
                                                      (ENDED JANUARY 31, 1999)
                                                     HIGH              LOW
--------------------------------------------------------------------------------
First Quarter                                       $37.63            $28.81
Second Quarter                                      $37.56            $29.56
Third Quarter                                       $30.19            $22.94
Fourth Quarter                                      $34.19            $27.63



                                                            FISCAL 2000
                                                    (ENDED JANUARY 31, 2000)
                                                     HIGH              LOW
--------------------------------------------------------------------------------
First Quarter                                       $28.00            $21.50
Second Quarter                                      $34.56            $23.00
Third Quarter                                       $31.75            $23.63
Fourth Quarter                                      $26.75            $22.19



                                                            FISCAL 2001
                                                    (ENDED JANUARY 31, 2001)
                                                     HIGH              LOW
--------------------------------------------------------------------------------
First Quarter (through April 14, 2000)              $29.00            $21.50


As of April 17, 2000, there were 2,085 registered holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock. However, on March 30, 2000, the Company's Board of Directors declared its first regular semi-annual cash dividend in the amount of $0.10 per share of Common Stock payable in the second quarter of fiscal year 2001.

ITEM 6.

                      SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below are selected summary consolidated financial and operating data of the Company for fiscal years 1996 through 2000, which have been derived from the Company's audited financial statements for those years. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report to Shareholders on Form 10-K.


                                                                             YEAR ENDED JANUARY 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                             1996           1997          1998           1999             2000
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AND PERCENT DATA)
-------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA:
  Net sales                                            $  356,702     $  531,480    $  687,474      $ 875,065      $ 1,097,450
  Gross profit                                            185,369        287,402       388,912        507,548          617,004
  Operating profit                                         43,682         74,047        98,774        128,237          164,001
  Interest expense                                          2,662          3,554         4,816          6,653           12,104
  Earnings before income taxes
    and minority interest                                  42,474         71,939        89,930        122,890          150,390
  Earnings before
    minority interest                                      25,552         42,951        54,862         74,503           92,847
  Net earnings                                             25,175         42,757        54,590         74,502           92,389
  Basic net earnings per
    common share (1)                                         0.56           0.89          1.11           1.52             1.91
  Diluted net earnings per
    common share (1)                                         0.55           0.88          1.10           1.50             1.89
  Basic weight average number
    of common shares outstanding (1)                       45,089         47,974        49,063         49,165           48,471
  Diluted weight average number
    of common shares outstanding (1)                       45,373         48,476        49,543         49,604           48,818
OPERATING DATA:
  Gross profit margin                                       52.0%          54.1%         56.6%          58.0%            56.2%
  Operating profit margin                                   12.2%          13.9%         14.4%          14.7%            14.9%
  Capital expenditures                                 $   35,878     $   50,526    $   62,481      $  42,611      $    47,740
  Depreciation and amortization                             4,683          8,778        12,396         19,798           28,107
BALANCE SHEET DATA:
  Working capital (1)                                  $  110,538     $  113,177    $  140,101      $ 143,160      $   191,257
  Total assets (1)                                        223,469        303,879       447,390        576,783          713,096
  Total debt (1)                                           36,662         44,704       120,630        127,040          196,222
  Total stockholders' equity                              141,879        189,403       246,832        322,032          380,214
-------------------------------------------------------------------------------------------------------------------------------


(1) RESTATED FOR A DECEMBER 1995 TWO-FOR-ONE STOCK SPLIT AND A JUNE 1997 THREE-FOR-TWO STOCK SPLIT, EACH OF WHICH WAS EFFECTED AS A STOCK DIVIDEND. EARNINGS PER COMMON SHARE FOR FISCAL 1996, AND FISCAL 1997 REFLECTS THE ISSUANCE OF 3,600,000 SHARES OF COMMON STOCK IN A SECONDARY OFFERING IN OCTOBER 1995, AND THE ISSUANCE OF 993,745 SHARES OF COMMON STOCK IN CONNECTION WITH THE ACQUISITION OF NEW IDEAS INTERNATIONAL, INC. IN DECEMBER 1996, RESPECTIVELY. EARNINGS PER COMMON SHARE FOR ALL PERIODS GIVE EFFECT TO THE ISSUANCE OF 1,900,786 SHARES OF COMMON STOCK IN CONNECTION WITH THE ACQUISITION OF ENDAR CORP. IN MAY 1997. EARNINGS PER COMMON SHARE FOR THE APPLICABLE PERIODS ALSO INCLUDES THE RESULTS OF OPERATIONS OF JEANMARIE CREATIONS, INC., 96% OWNED, OF WHICH 80% WAS ACQUIRED IN APRIL 1995, WITH AN ADDITIONAL 4% BEING ACQUIRED EACH SUBSEQUENT YEAR BEGINNING IN MAY 1996, THE RESULTS OF OPERATIONS OF NEW IDEAS INTERNATIONAL, INC., WHICH WAS ACQUIRED IN DECEMBER 1996, THE DECEMBER 1997 ACQUISITION OF THE STERNO(TM) AND HANDY FUEL(TM) ASSETS, AND THE RESULTS OF OPERATIONS FROM THE COMPANY'S ACQUISITION OF THE REMAINING 50% OF COLONY GIFT CORPORATION, LTD., IN MAY 1999 WHICH WAS PREVIOUSLY INCLUDED AS AN EQUITY INVESTMENT, NONE OF WHICH HAD A MATERIAL EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS IN THE PERIOD DURING WHICH THEY OCCURRED, OR THEREAFTER, AND ALSO INCLUDES THE RESULTS OF OPERATIONS OF ENDAR CORP., WHICH WAS ACQUIRED THROUGH A POOLING OF INTERESTS IN MAY 1997 (THE COMPANY'S RESULTS HAVE BEEN RESTATED TO INCLUDE THE HISTORICAL RESULTS OF OPERATIONS OF ENDAR CORP.). AS A RESULT OF THE ACQUISITIONS OF LILJEHOLMENS STEARINFABRIKS AB ("LILJEHOLMENS") CLASS A AND CLASS B COMMON STOCK IN DECEMBER 1998 AND JUNE 1999, BALANCE SHEET AMOUNTS BEGINNING IN JANUARY 1999 INCLUDE THE BALANCES OF LILJEHOLMENS AND RESULTS OF OPERATIONS INCLUDE LILJEHOLMENS BEGINNING IN FEBRUARY 1999.

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase of certain items included in the Company's consolidated statements of earnings:


                                                                                     PERCENTAGE INCREASE FROM PRIOR PERIOD
                                                                                -------------------------------------------------
                                                  PERCENTAGE OF NET SALES               FISCAL 1999       FISCAL 2000
                                                 YEARS ENDED JANUARY 31                   COMPARED          COMPARED
                                      ---------------------------------------------
                                                                                         TO FISCAL         TO FISCAL
                                             1998           1999           2000             1998              1999
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                   100.0          100.0          100.0             27.3              25.4
Cost of goods sold                           43.4           42.0           43.8             23.1              30.7
Gross profit                                 56.6           58.0           56.2             30.5              21.6
Selling and shipping                         32.9           33.9           32.6             31.3              20.4
Administrative                                9.2            9.2            8.5             27.2              15.3
Operating profit                             14.4           14.7           14.9             29.8              27.9
Net earnings                                  7.9            8.5            8.4             36.5              24.0


FISCAL 2000 COMPARED TO FISCAL 1999

Net sales increased $222.4 million, or 25.4%, from $875.1 million in fiscal 1999 to $1,097.5 million in fiscal 2000. Most of this increase was attributable to unit sales growth in sales of the Company's consumer everyday and seasonal holiday products, which was achieved through a combination of four key factors: market growth, new products, new customers and acquisitions. First, in terms of market growth, the Company is the largest competitor in the large, and still growing market for home fragrance products: namely fragrance candles, potpourri, and related accessories. The Company also has the most diverse home fragrance product assortment in Europe. Despite the deterioration of European currencies during the year, international net sales continued to grow. International sales now account for approximately 27% of total net sales in fiscal 2000, compared to approximately 18% in fiscal 1999, and continued to grow at a faster rate than the Company as a whole accounting for approximately 59% of the net sales increase this year. Second, new products, which typically account for greater than 15% of the Company's total sales each year, have continued to be a key contributor to the Company's sales growth. During this past fiscal year the Company introduced three major new fragrance initiatives in three distinct market channels: Colonial @ Home(TM) for our US premium channel - independent gift stores; Indulgences(TM) for our direct selling channel worldwide; and Ambria by Gies for our European mass market merchandisers. Third, the Company has increased its customer base in four major channels of distribution: direct selling consultants, premium retail outlets, mass retail outlets and "away from home" operators. Lastly, acquisitions contributed to growing sales and share of market. The Company continues to evaluate potential acquisition candidates and consider acquiring them if they meet our strategic goals and can be acquired at fair and reasonable prices.

Gross profit increased $109.5 million, or 21.6%, from $507.5 million in fiscal 1999 to $617.0 million in fiscal 2000. Gross profit margin decreased from 58.0% for fiscal 1999 to 56.2% for fiscal 2000. The gross profit margin as a percentage of net sales was lower in fiscal 2000 due to the inclusion of Liljeholmens, which contributes relatively lower gross margin than the rest of the Company and was not included in the fiscal 1999 operating results. Before including Liljeholmens, gross profit as a percentage of net sales increased almost one full percentage point to 58.9% compared to 58.0% a year earlier. Several key operational factors continue to favorably impact the gross margin: relatively higher sales growth of premium priced products; global product sourcing benefits across our businesses both in raw materials and accessories; and, cost efficiencies as a result of capital investments made over the last several years, particularly in manufacturing process technology and distribution technology including two new distribution facilities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2000 COMPARED TO FISCAL 1999 (CONTINUED)

Selling and shipping expense increased $60.5 million, or 20.4%, from $296.8 million in fiscal 1999 (33.9% of net sales), to $357.3 million in fiscal 2000 (32.6% of net sales). Selling and shipping expense as a percentage of net sales decreased in fiscal 2000 when compared to fiscal 1999 due to, among other factors, the continued improvement in shipping efficiencies. The inclusion of Liljeholmens' operating results in fiscal 2000 also contributed to the lower selling and shipping expense as a percentage of net sales due to their relatively lower selling expenses than the rest of the Company.

Administrative expense increased $12.3 million, or 15.3%, from $80.5 million in fiscal 1999 (9.2% of net sales) to $92.8 million in fiscal 2000 (8.5% of net sales). Administrative expense as a percentage of net sales declined during fiscal 2000 versus last year for two main reasons: the economies of scale (the ability to leverage administrative expense over a larger sales base); and, the inclusion of Liljeholmens (which experiences relatively lower administrative expense as a percentage of sales).

Interest expense increased $5.4 million, or 80.6%, from $6.7 million in fiscal 1999 to $12.1 million in fiscal 2000. The increase in interest expense is primarily attributable to borrowings to fund the acquisitions and long-term investments made during fiscal 2000 including debt assumed in such acquisitions and to a lesser extent the Company's public debt offering (as further described in "Liquidity and Capital Resources").

Income tax expense increased $9.1 million, or 18.8%, from $48.4 million in fiscal 1999 to $57.5 million in fiscal 2000. The Company's effective tax rate decreased from approximately 39.4% during fiscal 1999 to approximately 38.3% for fiscal 2000, reflecting the on-going globalization of the Company's business portfolio and effective use of foreign tax planning strategies.

As a result of the foregoing, net earnings increased $17.9 million, or 24.0%, from $74.5 million in fiscal 1999 to $92.4 million in fiscal 2000.

Basic earnings per share based upon the weighted average number of shares outstanding were $1.91 compared to $1.52 for the same period last year. Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised were $1.89 compared to $1.50 for the same period last year.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales increased $187.6 million, or 27.3%, from $687.5 million in fiscal 1998 to $875.1 million in fiscal 1999, which percentage increase is similar to the increase of 29.4% in fiscal 1998 when compared to fiscal 1997. Virtually all of these increases were attributable to unit growth in sales of the Company's consumer everyday and seasonal holiday products, particularly scented candles and accessories. Two areas experienced the highest rates for fiscal 1999: our party plan direct selling channel in the United States; and International, particularly Europe and Canada. Growth in our United States direct selling activities was driven by both geographic expansion and higher household penetration. As our sales in this channel have grown in size over the last several years, they are less likely to sustain their historical rates of growth in percentage terms. For fiscal 1999, International net sales (which accounted for approximately 18% of total sales, compared to approximately 17% in fiscal
1998) continued to grow at a faster rate than the Company as a whole and accounted for approximately 25% of the net sales increase. In addition, the Company was able to increase sales to existing domestic customers, particularly independent stores and specialty chains. The Company's presence in the mass channel was further strengthened with the acquisition in May 1997 of Endar Corp., a leading supplier of potpourri and other fragrance products to the retail consumer market. Increased sales to the institutional channel were to a larger extent due to the acquisition of the STERNO brand and HANDY FUEL brand assets in December 1997 and the success in cross-selling our tabletop lighting and portable heating fuel products to our customers. Sales of scented candles, which are typically higher, gross profit margin products, continued to grow at a substantially faster rate than unscented products.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

FISCAL 1999 COMPARED TO FISCAL 1998 (CONTINUED)

Gross profit increased $118.6 million, or 30.5%, from $388.9 million in fiscal 1998 to $507.5 million in fiscal 1999. Gross profit margin increased from 56.6% for fiscal 1998 to 58.0% for fiscal 1999. The Company continued to benefit from the capital investments made over the last several years in process technology improvements and automated pick and pack systems, as well as cost savings from two new distribution centers. Also contributing to the increase in gross profit percentage was the growth in International sales which carry a higher gross profit percentage than the Company's overall average.

Selling and shipping expense increased $70.9 million, or 31.3% from $225.9 million in fiscal 1998 (32.9% of net sales), to $296.8 million in fiscal 1999 (33.9% of net sales). Selling and shipping expense consists of advertising, sales commissions, printed promotional materials and business development costs, all of which increased in part due to the increased sales to the consumer channel, particularly sales through the Company's direct selling activities and International, in which selling expenses as a percentage of net sales, are relatively higher. The increase is also reflective of the continued investment in marketing and product development costs in support of existing and new account and country development.

Administrative expense increased $17.2 million, or 27.2%, from $63.3 million in fiscal 1998 (9.2% of net sales) to $80.5 million in fiscal 1999 (9.2% of net sales). Such increases were partially a result of increases in personnel (from approximately 451 administrative employees at January 31, 1998 to approximately 492 administrative employees at January 31, 1999).

Interest expense increased $1.9 million, or 39.6%, from $4.8 million in fiscal 1998 to $6.7 million in fiscal 1999. Such increase was attributable to increased borrowing to fund working capital requirements, capital expenditures and long term investments. Borrowing at the end of fiscal 1998 to acquire the STERNO brand and HANDY FUEL brand assets also contributed to the increased interest expense during fiscal 1999.

Income tax expense increased $13.3 million, or 38.0%, from $35.1 million in fiscal 1998 to $48.4 million in fiscal 1999. The effective income tax rate remained at approximately 39% for fiscal 1999.

As a result of the foregoing, net earnings increased $19.9 million, or 36.5%, from $54.6 million in fiscal 1998 to $74.5 million in fiscal 1999.

Basic earnings per share based upon the weighted average number of shares outstanding were $1.52 compared to $1.11 for the same period last year. Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised or converted were $1.50 compared to $1.10 for the same period last year.

SEASONALITY

Approximately 43% of the Company's annual net sales typically occur in the first and second fiscal quarters of the fiscal year, with the larger balance experienced in the third and fourth fiscal quarters, generally due to consumer buying patterns. The Company's net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for the Company's products. Operating profit largely follows these patterns, although a somewhat larger portion of the Company's annual operating profit is earned in the second half of the fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Operating assets and liabilities increased from January 31, 1999 to January 31, 2000 due to the Company's internally generated growth and due to the Company's increased ownership in Liljeholmens Stearinfabriks AB ("Liljeholmens") and Colony Gift Corporation, Ltd. ("Colony"), as described below. Inventory increased from $169.7 million at January 31, 1999 to $186.7 million at January 31, 2000. Virtually all of this increase was due to the inclusion of inventory purchased as part of business acquisitions, which highlights the effectiveness of the Company's inventory management efforts. Accounts receivable increased $24.1 million from $60.8 million at the end of fiscal 1999 to $84.9 million at the end of fiscal 2000. Excluding the accounts receivable related to acquisitions of $16.4 million, accounts receivable was $68.5 million at January 31, 2000, an increase of $7.7 million, which is due to sales growth. Accounts payable and accrued expenses increased $9.8 million from $95.4 million at the end of fiscal 1999 to $105.2 million at the end of fiscal 2000.

Capital expenditures for property, plant and equipment were approximately $47.7 million in fiscal 2000. The Company anticipates total capital spending of approximately $35.0 million for fiscal 2001, which will be used primarily for the completion of planned manufacturing and distribution capacity, upgrades to machinery and equipment in existing facilities, and technology.

The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically. This could be in the form of acquiring other companies, selected assets and product lines, long-term investments, and/or joint ventures that either complement or expand the Company's existing business. During fiscal 2000 the Company made a number of acquisitions including increased ownership interests in Liljeholmens and Colony and the purchase of the net assets of Impact Plastics Advertising, Inc. ("Impact Plastics"), in January 2000, (See Note 2 to the Consolidated Financial Statements, "Business Acquisitions").

Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (8.50% at January 31, 2000) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At January 31, 2000, approximately $3.2 million in letters of credit was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At January 31, 2000, the Company was in compliance with such covenants.

At December 31, 1999, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of December 31, 1999 under the loan agreements was approximately $19.1 million with variable interest rates ranging from 3.60% to 5.51%, of which $9.9 million relates to current maturities. The loans are collateralized by certain of Liljeholmens' real estate and by a pledge of Liljeholmens' shares in its subsidiaries.

As of January 31, 2000, the Company had a total of $70.0 million available under uncommitted bank lines of credit maturing in August 2000 and January 2001. Amounts outstanding under the lines of credit, bear interest at the Company's option, at short term fixed rates, at the banks' prime rate (8.50% at January 31, 2000), or at the Eurocurrency rate plus a credit spread. No amounts were outstanding under the uncommitted lines of credit at January 31, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As of December 31, 1999, Liljeholmens had available lines of credit of approximately $37.0 million of which approximately $2.6 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.36% at December 31, 1999. The lines of credit are renewed annually.

Colony has a short term revolving credit facility with Barclays Bank ("Barclays"), which matures on May 20, 2000, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $25.8 million, collateralized by certain of Colony's assets. As of December 31, 1999, Colony had borrowings under the credit facility of approximately $3.0 million, at a weighted average interest rate of 6.74%.

In May 1999, the Company filed a shelf registration statement for up to $250 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens of principal property or stock issued to collateralize debt. At January 31, 2000, the Company was in compliance with such covenants. Interest is payable semiannually on April 1 and October 1. The proceeds of the offering were used to repay substantially all of the Company's outstanding debt under its revolving and uncommitted lines of credit in the United States.

Net cash provided by operating activities amounted to $119.4 million in fiscal 2000 compared to $87.4 million in fiscal 1999, an increase of $32.0 million or 36.6%. The key factors contributing to the strong cash flow from operations were; net earnings of $92.4 million; depreciation and amortization of $28.1 million; and net operating asset and liability growth of only $5.1 million reflecting very effective management of inventories in particular.

On both June 8, 1999, and March 30, 2000, the Company's Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock bringing the total authorization to 3,000,000 shares. As of March 31, 2000, the Company had purchased on the open market 1,348,300 common shares for a total cost of approximately $33.3 million. The acquired shares are held as common stock in treasury at cost.

On March 30, 2000, the Company announced that it has declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended January 31, 2000. The dividend reflects the Company's intention to initiate the payment of semi-annual dividends. The dividend, authorized at the Company's March 30, 2000 Board of Directors meeting, will be payable to shareholders of record as of May 1, 2000, and will be paid on May 15, 2000.

The Company's primary capital requirements are for working capital to fund the necessary levels of inventory and accounts receivable to sustain the Company's sales growth, for capital expenditures and acquisitions. The Company believes that cash on hand, cash from operations, the proceeds of the Company's public debt offering and available borrowings under the Credit Facility and lines of credit previously described will be sufficient to fund its operating requirements, capital expenditures, stock repurchase program, dividends and all other obligations for fiscal 2001 and fiscal 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company has operations outside of the United States and sells its products worldwide. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by the Company.

INTEREST RATE RISK

As of March 31, 2000 the Company is subject to interest rate risk on approximately $39.6 million of variable rate debt, including Liljeholmens and Colony. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $396,000 if applied to the total.

FOREIGN CURRENCY RISK

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany payables, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction occurs. Gains or losses on foreign currency forward contracts related to intercompany loans are recognized currently through income and generally offset the transaction gains or losses in the foreign currency cash flows which they are intended to hedge. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings. For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

The following table provides information about the Company's foreign exchange forward contracts at January 31, 2000.


                                                          U.S. DOLLAR                   AVERAGE            ESTIMATED
(In thousands, except average contract rate)          NOTIONAL AMOUNT             CONTRACT RATE           FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
Canadian Dollar                                          $      6,160                      1.46             $   (83)
Swiss Franc                                                    16,471                      1.58                 703
Euro                                                            1,618                      1.01                 (50)
Pound Sterling                                                 18,986                      1.62                  55
---------------------------------------------------------------------------------------------------------------------
                                                         $     43,235                                       $   625
---------------------------------------------------------------------------------------------------------------------


The foreign exchange contracts outstanding as of January 31, 2000 have maturity dates ranging from February 2000 through June 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 (as deferred by SFAS 137) is effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

The Company, having successfully passed several key milestones with respect to the Year 2000 issue, has not experienced any significant disruptions in any of its business information, computing, telecommunications or process control systems. Although not anticipated, there can be no assurance that a disruption will not occur as a result of the utilization of a date sensitive computerized system for the first time since January 1, 2000.

The Company is not aware of any of its key business partners experiencing significant Year 2000 related disruptions, nor has the Company experienced any significant delays in the delivery of products or services from a third party caused by the Year 2000 issue.

In the unlikely event that a significant Year 2000 related issue arises, the Company's previously developed contingency plans would be utilized to mitigate the possible disruption in business operations.

The actual cost of the Company's Year 2000 compliance efforts were consistent with previous estimates, and the Company does not anticipate that significant additional costs will be incurred.

While the Company does not expect that it will have any need to obtain independent verification of its risk or cost estimates, it should be recognized that the risk and cost estimates herein constitute forward-looking statements and are based solely on management's best estimates of future events.

EUROPEAN MONETARY UNION - EURO

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. Since that date, the Euro has been traded on currency exchanges while at the same time the legacy currencies will remain legal tender in the participating countries during a transition period from January 1, 1999 through January 1, 2002.

During the transition period, cash-less payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency.

Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EUROPEAN MONETARY UNION - EURO (CONTINUED)

The Company began assessing the effect of the Euro's introduction in late 1997. The Company believes that its business and financial systems are capable of handling the conversion to Euro. The Company will continue to evaluate issues involving introduction of the Euro. Based on current information and the Company's current assessment, the Company does not expect that the Euro conversion will have a material adverse effect on its business, results of operations, cash flows or financial condition.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully elsewhere in this Annual Report on Form 10-K and in the Company's subsequent filings with the Securities and Exchange Commission.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Blyth Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Blyth Industries, Inc. and Subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                         /s/ PRICEWATERHOUSECOOPERS LLP
                                         ---------------------------------------
                                         PRICEWATERHOUSECOOPERS LLP

March 15, 2000, except for Note 12
and Note 15, as to which the date is
March 31, 2000

ITEM 8.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------
JANUARY 31, (In thousands, except share data)                                          1999            2000
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $    18,571      $   46,047
Accounts receivable, less allowance for doubtful receivables
   of $1,404 in 1999 and $2,154 in 2000                                              60,810          84,919
Inventories                                                                         169,749         186,696
Prepaid expenses                                                                      2,831           3,000
Deferred income taxes                                                                   600           1,200
------------------------------------------------------------------------------------------------------------
       Total current assets                                                         252,561         321,862
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and buildings                                                                  104,436         122,691
Leasehold improvements                                                                5,885           9,517
Machinery and equipment                                                             149,973         195,934
Office furniture, data processing equipment and software                             34,163          47,106
Construction in progress                                                                  -          11,324
------------------------------------------------------------------------------------------------------------
                                                                                    294,457         386,572
Less accumulated depreciation                                                        58,184         113,044
------------------------------------------------------------------------------------------------------------
                                                                                    236,273         273,528
OTHER ASSETS:
Investments                                                                          18,914          10,303
Excess of cost over fair value of assets acquired, net of
  accumulated amortization of $4,446 in 1999 and $7,290 in 2000                      67,534         102,328
Deposits and other assets                                                             1,501           5,075
------------------------------------------------------------------------------------------------------------
                                                                                     87,949         117,706
------------------------------------------------------------------------------------------------------------
       Total assets                                                             $   576,783      $  713,096
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                            $     3,455       $    5,572
Current maturities of long-term debt                                                  9,339          14,063
Accounts payable                                                                     51,336          53,359
Accrued expenses                                                                     44,074          51,819
Income taxes                                                                          1,197           5,792
------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                    109,401         130,605
DEFERRED INCOME TAXES                                                                18,978          24,202
LONG-TERM DEBT, less current maturities                                             114,246         176,587
MINORITY INTEREST AND OTHER                                                          12,126           1,488
COMMITMENTS AND CONTINGENCIES                                                             -               -
STOCKHOLDERS' EQUITY:

Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding

                                                                                          -               -
Common stock - authorized 100,000,000 shares of $0.02 par value; issued
   and outstanding, 49,190,474 shares in 1999 and 48,037,309 shares in 2000             984             985
Additional contributed capital                                                       93,281          93,784
Retained earnings                                                                   227,995         320,384
Accumulated other comprehensive loss                                                      -          (4,760)
Treasury stock, at cost, 10,000 shares in 1999 and 1,208,700 shares in 2000            (228)        (30,179)
------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                   322,032         380,214
------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                               $   576,783      $  713,096
------------------------------------------------------------------------------------------------------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


YEAR ENDED JANUARY 31, (In thousands, except per share data)                              1998            1999             2000
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $  687,474      $  875,065      $ 1,097,450
Cost of goods sold                                                                     298,562         367,517          480,446
--------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                                        388,912         507,548          617,004
Selling and shipping                                                                   225,933         296,753          357,256
Administrative                                                                          63,257          80,465           92,754
Amortization of goodwill                                                                   948           2,093            2,993
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       290,138         379,311          453,003
--------------------------------------------------------------------------------------------------------------------------------
   Operating profit                                                                     98,774         128,237          164,001
Other expense (income):
   Interest expense                                                                      4,816           6,653           12,104
   Interest income and other                                                              (486)           (481)           1,361
   Equity in earnings of investees                                                        (659)           (825)             146
   Non-recurring transaction costs of acquired company                                   5,173               -                -
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         8,844           5,347           13,611
--------------------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes and minority interest                                   89,930         122,890          150,390
Income tax expense                                                                      35,068          48,387           57,543
--------------------------------------------------------------------------------------------------------------------------------
   Earnings before minority interest                                                    54,862          74,503           92,847
Minority interest                                                                          272               1              458
--------------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                                     $   54,590      $   74,502        $  92,389
--------------------------------------------------------------------------------------------------------------------------------
Basic:

   Net earnings per common share                                                    $     1.11      $     1.52        $    1.91
   Weighted average number of shares outstanding                                        49,063          49,165           48,471
--------------------------------------------------------------------------------------------------------------------------------
Diluted:
   Net earnings per common share                                                    $     1.10      $     1.50        $    1.89
   Weighted average number of shares outstanding                                        49,543          49,604           48,818
--------------------------------------------------------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JANUARY 31, (In thousands, except share data)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               ACCUMULATED
                                                                             ADDITIONAL                              OTHER
                                                        COMMON STOCK        CONTRIBUTED  RETAINED  TREASURY  COMPREHENSIVE
                                                   ------------------------
                                                        SHARES      AMOUNT      CAPITAL  EARNINGS     STOCK           LOSS    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1997                         48,921,518    $   651    $  89,522 $  99,230   $     -     $        -  $189,403
Net earnings for the year                                    -          -            -    54,590         -              -    54,590
Endar options exercised prior to Endar acquisition     108,713          2        2,296         -         -              -     2,298
Common stock issued in connection with
   exercise of stock options                            70,722          2          539         -         -              -       541
Common stock issued in connection with
   3-for-2 stock split in the form of a dividend             -        327            -      (327)        -              -         -
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998                         49,100,953        982       92,357   153,493         -              -   246,832
Net earnings for the year                                    -          -            -    74,502         -              -    74,502
Common stock issued in connection with
  exercise of stock options                             99,521          2          924         -         -              -       926
Treasury stock purchase                               (10,000)          -            -         -      (228)             -      (228)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999                         49,190,474        984       93,281   227,995      (228)             -   322,032
Net earnings for the year                                    -          -            -    92,389         -              -    92,389
Foreign currency translation
  adjustments (net of tax benefit of $2,955)                 -          -            -         -         -        (4,760)    (4,760)
      Comprehensive income                                                                                                   87,629
Common stock issued in connection with
   exercise of stock options                            45,535          1          503         -         -              -       504
Treasury stock purchases                            (1,198,700)         -            -         -    (29,951)            -   (29,951)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2000                         48,037,309    $   985    $  93,784 $ 320,384  $ (30,179)    $  (4,760) $380,214
------------------------------------------------------------------------------------------------------------------------------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED JANUARY 31,  (In thousands)                                                  1998         1999         2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                                  $  54,590    $  74,502    $  92,389
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Depreciation and amortization                                            12,396       19,798       28,107
             Deferred income taxes                                                       758        4,680        3,422
             Equity in earnings of investees                                            (659)        (825)         146
             Minority interest                                                           272            1          458
     Changes in operating assets and liabilities, net of
effect of business acquisitions:
              Accounts receivable                                                    (11,422)         627       (9,336)
              Inventories                                                            (19,961)     (16,850)       3,523
              Prepaid expenses                                                          (289)        (566)         996
              Deposits and other assets                                                 (240)        (509)      (2,339)
              Accounts payable                                                         2,780        1,332       (5,192)
              Accrued expenses                                                         4,309        6,881        2,712
              Income taxes                                                             1,090       (1,655)       4,528
----------------------------------------------------------------------------------------------------------------------
                   Total adjustments                                                 (10,966)      12,914       27,025
----------------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                          43,624       87,416      119,414
Cash flows from investing activities:
    Purchases of property, plant and equipment                                       (62,481)     (42,611)     (47,740)
    Investment in investees                                                             (814)     (10,492)         609
    Purchase of businesses,  net of cash acquired                                    (65,652)     (22,176)     (59,422)
----------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                            (128,947)     (75,279)    (106,553)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                               541          926          504
    Purchases of treasury stock                                                         --           (228)     (29,951)
    Borrowings from bank line of credit                                               81,500      454,900      385,902
    Repayments on bank line of credit                                                (85,940)    (453,200)    (400,497)
    Proceeds from issuance of long-term debt                                         107,993      135,620      149,000
    Payments on long-term debt                                                       (25,330)    (152,857)     (90,343)
----------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) financing activities                78,764      (14,839)      14,615
----------------------------------------------------------------------------------------------------------------------
                   Net increase (decrease) in cash and cash equivalents               (6,559)      (2,702)      27,476
Cash and cash equivalents at beginning of year                                        27,832       21,273       18,571
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $  21,273    $  18,571    $  46,047
======================================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                                                  $   4,082    $   6,994    $   8,807
         Income taxes, net of refunds                                                 31,567       45,700       49,937


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company, which operates in a single segment, home fragrance products, designs, manufactures, and markets an extensive line of candles and home fragrance products including scented candles, outdoor lighting products, potpourri and environmental fragrance products and markets a broad range of related candle accessories and decorative seasonal products.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blyth Industries, Inc. and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the last Saturday in January. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CREDIT CONCENTRATION

The Company's credit sales are principally to department and gift stores, mass merchandisers and distributors who purchase the Company's products for resale. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company makes provisions for estimated credit losses.

FOREIGN CURRENCY TRANSLATION

The Company's international subsidiaries use their local currency as their functional currency. Therefore all balance sheet accounts of international subsidiaries are translated into U.S. dollars at the year-end rate of exchange, and statement of earnings items are translated at the weighted average exchange rates for the period. Resulting translation adjustments are included in "Accumulated other comprehensive income". Gains and losses on foreign currency transactions, which are included in income, were not material.

INVESTMENTS

The Company makes investments from time to time in the ordinary course of its business which may include selected assets and product lines, long term investments and/or joint ventures that either complement or expand its existing business.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany payables, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction occurs. Gains or losses on foreign currency forward contracts related to intercompany loans are recognized currently through income and generally offset the transaction gains or losses in the foreign currency cash flows which they are intended to hedge. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged (See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations").

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include accounts receivable, accounts payable, short-term and long-term debt. Management believes the carrying value of these items approximates their estimated fair values.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The elements of cost are material, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided principally by use of the straight-line method for financial reporting purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

The principal estimated lives used in determining depreciation and amortization are as follows:


Buildings                                                         27 to 40 years
Leasehold improvements                                             5 to 10 years
Machinery and equipment                                            5 to 12 years
Office furniture, data processing equipment and software           3 to  7 years


                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED

The excess of costs of the acquisitions over the fair value of identifiable assets acquired less liabilities assumed is being amortized on a straight-line basis ranging from 15-40 years. On an ongoing basis, management reviews the valuation of the intangible assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in equity during a period from non-owner sources. The Company reports, by major components and as a single total, the change in comprehensive income during the period as part of the Consolidated Statements of Stockholders' Equity.

INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

REVENUE RECOGNITION

Revenue is recognized at the time of shipment of the Company's products.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share are computed based upon the weighted average number of shares outstanding during the period, which includes outstanding options for common stock, when dilutive.

NOTE 2: BUSINESS ACQUISITIONS

In December 1997, the Company acquired the STERNO brand and HANDY FUEL brand assets from a division of the Colgate-Palmolive Company for $65.0 million in cash. The excess of the purchase price over the estimated fair value of assets acquired approximated $47.0 million and is being amortized over 40 years.

In December 1998, the Company acquired 9,431,000 shares of Class A voting common stock of Liljeholmens, a leading European candle manufacturer, in a private sale. In June 1999, the Company acquired substantially all (approximately 99%) of the remaining outstanding Class A and Class B common stock of Liljeholmens through a tender offer. After the total purchase price of approximately $51.2 million was applied to the fair value of assets acquired and liabilities assumed, goodwill of approximately $28.2 million was generated and is being amortized over 40 years.

In May 1999, the Company acquired the remaining 50% interest in Colony Gift Corporation, Ltd. ("Colony") for approximately $10.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $7.2 million and is being amortized over 15 years.

In January 2000, the Company acquired the net assets of Impact Plastics, a seasonal decorative products company, as a product line extension of Jeanmarie Creations, Inc., for approximately $19.8 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $13.3 million and is being amortized over 20 years.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: BUSINESS ACQUISITIONS (CONTINUED)

The following unaudited pro forma consolidated results of operations have been prepared as if the investments in Liljeholmens, Colony and Impact Plastics had occurred as of the beginning of each year presented and therefore includes an estimate of incremental operating expenses, interest expense, amortization of goodwill and income tax expense:


(In thousands, except per share amounts)          1999          2000
--------------------------------------------------------------------
Net sales                                  $ 1,027,546   $ 1,137,182
Net earnings                                    75,590        93,088

Net earnings per common share:
   Basic                                   $      1.54   $      1.92
   Diluted                                        1.52          1.91
--------------------------------------------------------------------


The unaudited pro forma results do not purport to represent what the Company's results of operations or financial condition actually would have been had the investments been made as of the beginning of each year presented.

The foregoing acquisitions have been recorded under the purchase method of accounting and, accordingly, the results of the acquired businesses are included in the consolidated financial statements since their dates of acquisition.

NOTE 3: INVENTORIES

The major components of inventories are as follows (in thousands):


                      1999       2000
-------------------------------------
Raw materials     $ 34,807   $ 40,071
Work in process      2,658      4,625
Finished goods     132,284    142,000
-------------------------------------
                  $169,749   $186,696
-------------------------------------


NOTE 4: ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):


                                       1999      2000
-----------------------------------------------------
Compensation and certain benefits   $15,141   $16,863
Deferred revenue                      5,679     7,212
Promotional expenses                 10,110    11,645
Taxes, other than income              3,670     7,257
Other                                 9,474     8,842
-----------------------------------------------------
                                    $44,074   $51,819
-----------------------------------------------------


                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: BANK LINES OF CREDIT

As of January 31, 2000, the Company had a total of $70.0 million available under uncommitted bank lines of credit maturing in August 2000 and January 2001. Amounts outstanding under the lines of credit bear interest, at the Company's option, at short-term fixed rates, at the banks' prime rate (8.50% at January 31, 2000), or at the Eurocurrency rate plus a credit spread. No amounts were outstanding under the uncommitted lines of credit at January 31, 2000.

As of December 31, 1999, Liljeholmens had available lines of credit of approximately $37.0 million of which approximately $2.6 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.36% at December 31, 1999. The lines of credit are renewed annually.

Colony has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on May 20, 2000, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount up to $25.8 million, collateralized by certain of Colony's assets. As of December 31, 1999, Colony had borrowings under the credit facility of approximately $3.0 million, at a weighted average interest rate of 6.74%.

NOTE 6:    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                               1999         2000
------------------------------------------------
7.54% Senior Notes        $  25,000    $  21,429
7.90% Senior Notes             --        149,000
Credit facilities            89,538       19,138
Other                         9,047        1,083
------------------------------------------------
                            123,585      190,650
Less current maturities      (9,339)     (14,063)
------------------------------------------------
                          $ 114,246    $ 176,587
================================================


In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005. Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth. At January 31, 2000, the Company was in compliance with such covenants. The notes are payable in seven annual installments beginning June 30, 1999.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens of principal property or stock issued to collateralize debt. At January 31, 2000, the Company was in compliance with such covenants. Interest is payable semiannually on April 1 and October 1. The proceeds of the offering were used to repay substantially all of the Company's outstanding debt under its revolving and uncommitted lines of credit in the United States.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LONG-TERM DEBT (CONTINUED)

Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, the lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (8.50% at January 31, 2000) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At January 31, 2000, approximately $3.2 million in letters of credit was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At January 31, 2000, the Company was in compliance with such covenants.

At December 31, 1999, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of December 31, 1999 under the loan agreements was approximately $19.1 million with variable interest rates ranging from 3.60% to 5.51%, of which $9.9 million relates to current maturities. The loans are collateralized by certain of Liljeholmens' real estate and by a pledge of Liljeholmens' shares in its subsidiaries.

Maturities under debt obligations are as follows (in thousands):

-------------------------------------------
For the years ending January 31,
 2001                              $ 14,063
 2002                                 7,122
 2003                                 5,460
 2004                                 4,874
 2005                                 3,702
Thereafter                          155,429
-------------------------------------------
                                   $190,650
-------------------------------------------


NOTE 7: EMPLOYEE BENEFIT PLANS

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees. Contributions to all such plans are principally at the Company's discretion. Liljeholmens contributes to a Swedish government sponsored retirement system which provides retirement benefits to certain of its employees. Expense related to the plans for the years ended January 31, 1998, 1999 and 2000 was $1,426,000, $1,696,000 and $2,990,000, respectively.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: COMMITMENTS

The Company utilizes operating leases for a portion of its facilities and equipment. Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating leases are as follows (in thousands):


--------------------------------------------------------------------
For the years ending January 31,
2001                                                   $    15,007
2002                                                        12,787
2003                                                        10,482
2004                                                         6,930
2005                                                         5,317
Thereafter                                                  11,725
--------------------------------------------------------------------
      Total minimum payments required                  $    62,248
--------------------------------------------------------------------


Rent expense for the years ended January 31, 1998, 1999 and 2000 was $8,072,000, $12,692,000 and $14,552,000, respectively.


NOTE 9: INCOME TAXES

Earnings before provision for income taxes (in thousands):


                    1998       1999       2000
----------------------------------------------
  United States $ 81,334   $111,969   $132,042
  Foreign          8,596     10,921     18,348
----------------------------------------------
                $ 89,930   $122,890   $150,390
----------------------------------------------


Income tax expense consists of the following (in thousands):


                                             1998       1999       2000
-----------------------------------------------------------------------
Current  income tax expense:
  Federal                                $ 25,271   $ 31,288   $ 41,062
  State                                     5,430      9,120      7,545
  Foreign                                   3,609      3,299      5,514
-----------------------------------------------------------------------
                                           34,310     43,707     54,121
Deferred income tax expense (benefit):
  Federal                                     644      3,691      3,485
  State                                       114        651        615
  Foreign                                    --          338       (678)
-----------------------------------------------------------------------
                                              758      4,680      3,422
-----------------------------------------------------------------------
                                         $ 35,068   $ 48,387   $ 57,543
-----------------------------------------------------------------------


                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                            1999        2000
------------------------------------------------------------
Current deferred tax assets:
  Accrued compensation                  $    716    $  1,040
  Allowance for doubtful receivables        (173)        100
  Net operating loss carryforwards            18       1,780
  Other                                       57          60
  Valuation allowance                        (18)     (1,780)
------------------------------------------------------------
                                        $    600    $  1,200
------------------------------------------------------------
Non-current deferred tax liabilities:
  Depreciation                          $(18,978)   $(24,202)
------------------------------------------------------------


The valuation allowance relates principally to certain non-US tax loss carryforwards, as the Company believes that due to various limitations in these foreign jurisdictions, it is more likely than not that such benefits will not be realized.

As of January 31, 2000, undistributed earnings of foreign subsidiaries considered permanently invested for which deferred income taxes have not been provided were approximately $11.7 million.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows (in thousands):


                                                    1998       1999        2000
-------------------------------------------------------------------------------
Tax provision at statutory rate                 $ 31,471   $ 43,012    $ 52,635
Tax effect of:
   State income taxes, net of federal benefit      3,530      5,626       4,656
   Other, net                                         67       (251)        252
-------------------------------------------------------------------------------
                                                $ 35,068   $ 48,387    $ 57,543
-------------------------------------------------------------------------------


                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:   EMPLOYEE STOCK OPTION PLANS

At January 31, 2000, the Company had two stock-based compensation plans, which are described below.

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting described by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Under APB No. 25, generally, no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted. The following pro forma net earnings and net earnings per common share are presented for informational purposes and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS No. 123:


(In thousands, except per share data)         1998         1999         2000
----------------------------------------------------------------------------
Net earnings:
   As reported                          $   54,590   $   74,502   $   92,389
   Pro forma                                54,320       74,122       92,024
Net earnings per common share:
   As reported:
     Basic                              $      1.11  $     1.52   $     1.91
     Diluted                                   1.10        1.50         1.89
   Pro forma:
     Basic                              $      1.11  $     1.51   $     1.90
     Diluted                                   1.10        1.49         1.89
----------------------------------------------------------------------------

The fair value of each option is estimated on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000, respectively: expected volatility was 42.5% for 1998 and 43.7% for 1999 and 43.3% for 2000; risk-free interest rates at 5.69% to 6.99% for 1998, 4.27% to 5.67% for 1999 and 4.89% to
6.63% for 2000; expected life of 7 years for all years and no dividend payments.

The Company has adopted the Amended and Restated 1994 Employee Stock Option Plan (the "Employee Option Plan"), which provides for the grant to officers and employees of both "incentive stock options" and stock options that are non-qualified for Federal income tax purposes. The total number of shares of common stock for which options may be granted pursuant to the Employee Option Plan, subject to shareholder approval for 1,000,000 additional shares, is 2,880,000.

The exercise price of incentive stock options granted under the Employee Option Plan may not be less than 100% of the fair market value of the common stock at the time of grant, and the term of any option may not exceed 10 years. Options generally become exercisable over a five-year period. With respect to any employee who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares at the time of grant, and the term of such option may not exceed five years.

The Company has also adopted the 1994 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). A total of 120,000 shares of common stock may be issued through the exercise of options granted pursuant to the Non-Employee Director Plan. No option may be granted under the Non-Employee Director Plan after May 18, 2004.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: EMPLOYEE STOCK OPTION PLANS (CONTINUED)

Each non-employee director who is elected to office for the first time after March 1, 1994 will, upon such date, automatically be granted an option to acquire 3,000 shares of common stock. Each non-employee director who is in office on November 15 of any year thereafter will, on the immediately succeeding January 1, automatically be granted an option to acquire 1,500 shares of common stock. The price of shares that may be purchased upon exercise of an option is the fair market value of the common stock on the date of grant.

Options granted pursuant to the Non-Employee Director Plan become exercisable in full on the first anniversary of the date of the grant.

Transactions involving stock options are summarized as follows:


                                      OPTION   WEIGHTED AVERAGE
                                      SHARES   EXERCISE PRICE
---------------------------------------------------------------
 Outstanding at January 31, 1997      966,900    $   19.23
     Options granted                  279,000        25.65
     Options exercised                (70,201)        8.08
     Options cancelled                (40,800)       19.63
---------------------------------------------------------------
 Outstanding at January 31, 1998    1,134,899        17.17
     Options granted                  262,000        31.47
     Options exercised                (99,521)        9.31
     Options cancelled                (65,670)       22.67
---------------------------------------------------------------
 Outstanding at January 31, 1999    1,231,708        20.55
     Options granted                  432,000        26.34
     Options exercised                (45,535)       11.11
     Options cancelled                (47,156)       23.90
---------------------------------------------------------------
Outstanding at January 31, 2000    1,571,017    $   22.32
---------------------------------------------------------------


At January 31, 1998, 1999 and 2000, options to purchase 308,999, 461,407 and 668,417 shares, respectively, were exercisable.

Options outstanding and exercisable as of January 31, 2000, by price range:


                                              OUTSTANDING                                          EXERCISABLE
                  ----------------------------------------------------------------------------------------------------------
                                          WEIGHTED AVERAGE
       RANGE OF                              REMAINING               WEIGHTED AVERAGE                        WEIGHTED AVERAGE
 EXERCISE PRICE           SHARES          CONTRACTUAL LIFE           EXERCISE PRICE        SHARES            EXERCISE PRICE
----------------  --------------- ------------------------- ------------------------  ------------ -------------------------
 $ 3.60  - 14.40          342,252            4.49                         $     8.27       298,452                 $    7.98
  14.40  - 25.20          563,166            6.94                              22.32       224,766                     21.18
  25.20  - 36.00          665,599            8.50                              29.53       145,199                     29.69
                   ---------------                                                     ------------
                        1,571,017                                                          668,417
----------------------------------------------------------------------------------------------------------------------------


The weighted average fair value of options granted during the years ended January 31, 1998, 1999 and 2000 was $14.13, $16.99 and $14.46, respectively.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: SEGMENT INFORMATION

The Company operates in a single segment, home fragrance products. The Company designs, manufactures, and markets an extensive line of candles and home fragrance products including scented candles, outdoor lighting products, potpourri and environmental fragrance products. Closely complementing these products are a broad range of candle accessories and decorative seasonal products. The Company has operations outside of the United States and sells its products worldwide.

The following geographic area data include trade net sales and net earnings based on product shipment destination and long-lived assets (which consist of fixed assets, goodwill and long-term investments) based on physical location.


YEAR ENDED JANUARY 31, (in thousands)         1998         1999         2000
--------------------------------------------------------------------------------
NET SALES:
  United States                         $  573,214   $  714,744   $  805,810
  International (1)                        114,260      160,321      291,640
--------------------------------------------------------------------------------
      Total                             $  687,474   $  875,065   $1,097,450
--------------------------------------------------------------------------------



YEAR ENDED JANUARY 31, (in thousands)      1998      1999      2000
-------------------------------------------------------------------
NET EARNINGS:
  United States                         $49,603   $67,218   $78,877
  International (1)                       4,987     7,284    13,512
-------------------------------------------------------------------
      Total                             $54,590   $74,502   $92,389
-------------------------------------------------------------------



YEAR ENDED JANUARY 31, (in thousands)       1998       1999       2000
----------------------------------------------------------------------
LONG-LIVED ASSETS:
  United States                         $208,453   $240,251   $289,480
  International (1)                       26,114     82,470     96,679
----------------------------------------------------------------------
      Total                             $234,567   $322,721   $386,159
----------------------------------------------------------------------


(1) No individual country represents a significant amount of net sales, net earnings or long-lived assets.

NOTE 12: STOCK REPURCHASE PLAN

On both June 8, 1999, and March 30, 2000, the Company's Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock bringing the total authorization to 3,000,000 shares. As of March 31, 2000, the Company had purchased on the open market 1,348,300 common shares for a total cost of approximately $33.3 million. The acquired shares are held as common stock in treasury at cost.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: EARNINGS PER SHARE

The following table presents the components of basic and diluted net earnings per common share as required under SFAS No. 128 (in thousands):


                                                      1998      1999      2000
--------------------------------------------------------------------------------
Net earnings                                       $54,590   $74,502   $92,389
--------------------------------------------------------------------------------
Weighted average number of common
 shares outstanding:
         Basic                                      49,063    49,165    48,471
         Dilutive effective of stock options           480       439       347
--------------------------------------------------------------------------------
Weighted average number of common
 shares outstanding:
         Diluted                                    49,543    49,604    48,818
--------------------------------------------------------------------------------


As of January 31, 1998, 1999 and 2000, options to purchase 6,734, 12,232, and 78,321 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

NOTE 14:   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for the years ended January 31 is as follows:


                                                                                    1999 QUARTER ENDED
                                                           ----------------------------------------------------------------------
                                                                           (In thousands, except per share data)
                                                                    APRIL 30         JULY 31        OCTOBER 31        JANUARY 31
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $    201,030    $    181,011      $    240,766      $    252,258
Gross profit                                                         118,423         104,776           134,374           149,975
Net earnings                                                          14,672          12,725            24,532            22,573
Net earnings per common and common equivalent share:
         Basic                                                   $      0.30      $     0.26       $      0.50       $      0.46
         Diluted                                                        0.30            0.26              0.49              0.45
---------------------------------------------------------------------------------------------------------------------------------



                                                                                    2000 QUARTER ENDED
                                                           ----------------------------------------------------------------------
                                                                           (In thousands, except per share data)
                                                                    APRIL 30         JULY 31        OCTOBER 31        JANUARY 31
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $    244,273     $   229,863      $    294,441      $    328,873
Gross profit                                                         140,480         131,665           163,438           181,421
Net earnings                                                          18,537          16,430            29,888            27,533
Net earnings per common and common equivalent share:
         Basic                                                   $      0.38      $     0.34       $      0.62       $      0.57
         Diluted                                                        0.38            0.34              0.61              0.57
---------------------------------------------------------------------------------------------------------------------------------


NOTE 15:   SUBSEQUENT EVENT

On March 30, 2000, the Company announced that it has declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended January 31, 2000. The dividend reflects the Company's intention to initiate the payment of semi-annual dividends. The dividend, authorized at the Company's March 30, 2000 Board of Directors meeting, will be payable to shareholders of record as of May 1, 2000, and will be paid on May 15, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10 through 13 is included in the Company's proxy statement dated April 28, 2000, on pages 3 through 11.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1).  FINANCIAL STATEMENTS

    The following consolidated financial statements are contained on the indicated pages of this report:


                                                                    PAGE NO.
                                                                    --------
         Report of Independent Accountants........................     22

         Statements:

              Consolidated Balance Sheets..........................    23
              Consolidated Statements of Earnings..................    24
              Consolidated Statements of Stockholders' Equity......    24
              Consolidated Statements of Cash Flows................    25
              Notes to Consolidated Financial Statements...........    26


(a)(2).  FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is contained on the indicated pages of this report:


                                                              PAGE NO.
                                                              --------
         Report of Independent Accountants                      S-1
         Valuation and Qualifying Accounts                      S-2


     All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

     (a)(3).  EXHIBITS


EXHIBIT NO. DESCRIPTION OF EXHIBIT

3.1*        Restated Certificate of Incorporation of the Registrant
3.2*        Restated By-laws of the Registrant
4.1+        Amended and Restated 1994 Employee Stock Option Plan of the
            Registrant (incorporated by reference to Exhibit 4.1 to the
            Registrant's Report on Form 8-K filed April 17, 2000)
4.2+        Form of Nontransferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of
            the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
4.3+        Form of Nontransferable Non-Qualified Stock Option Agreement
            under the Amended and Restated 1994 Employee Stock Option Plan
            of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
4.4+        1994 Stock Option Plan for Non-Employee Directors of the
            Registrant (incorporated by reference to Exhibit 4.4 to the
            Registrant's Quarterly Report on Form 10-Q for the fiscal
            quarter ended July 31, 1996)
4.5*+       Form of Stock Option Agreement under the 1994 Stock Option
            Plan for Non-Employee Directors of the Registrant
4.6(a)      Form of Indenture, dated as of May 20, 1999, between the
            Registrant and First Union National Bank, as Trustee
            (incorporated by reference to the Registrant's Registration
            Statement on Form S-3 (Reg. No. 333-77721) filed on May 4,
            1999)
4.6(b)      Form of First Supplemental Indenture dated as of September 29,
            1999 between the Registrant and First Union National Bank,
            Trustee (incorporated by reference to Exhibit 4.1 to the
            Registrant's Current Report on Form 8-K filed on September 28,
            1999)
10.1        Credit Agreement, dated as of October 17, 1997, among the
            Registrant, the Banks listed therein, Morgan Guaranty Trust
            Company of New York, as documentation agent, and Bank of
            America National Trust and Savings Association, as
            administrative agent (incorporated by reference to Exhibit
            10.1 to the Registrant's Quarterly Report on Form 10-Q for the
            fiscal quarter ended October 31, 1997)
10.1(a)**   Amendment No. 1 dated as of May 13, 1999 to the Credit
            Agreement
10.1(b)**   Amendment No. 2 dated as of September 14, 1999 to the Credit
            Agreement
10.2        Note Purchase Agreement, dated July 7, 1995 (the "Note
            Purchase Agreements"), relating to the 7.54% Senior Notes due
            June 30, 2005, among Candle Corporation Worldwide, Inc.,
            Candle Corporation of



            America, and PartyLite Gifts, Inc., as Issuers, the Registrant, as
            guarantor, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
            Form 10-Q for the fiscal quarter ended July 31, 1995)
10.2(a)     Fourth Amendment, dated as of October 17, 1997, to Note
            Purchase Agreements (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
            fiscal quarter ended October 31, 1997)
10.2(b)     Assumption Agreement, dated as of October 17, 1997, of Note
            Purchase Agreements, among Candle Corporation Worldwide, Inc.,
            Candle Corporation of America, and PartyLite Gifts, Inc., as
            assignors, and the Registrant, as assignee (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report
            on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.2(c)     Guaranty Agreement, dated as of October 17, 1997, by Candle
            Corporation Worldwide, Inc. (incorporated by reference to
            Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q
            for the fiscal quarter ended October 31, 1997)
10.2(d)     Form of 7.54% Senior Notes due June 30, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report
            on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.2(e)**   Fifth Amendment, dated as of May 17, 1999, to Note Purchase
            Agreements
10.3        Master Equipment Lease Agreement between MetLife Capital,
            Limited Partnership, as lessor, and Candle Corporation of
            America, as lessee (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995)
10.4*       Standard Form Industrial Lease dated April 22, 1993, between
            Carol Point Builders I General Partnership and PartyLite
            Gifts, Inc.
10.4(a)     First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I
            General Partnership, and PartyLite Gifts, Inc., to Standard
            Form Industrial Lease dated April 22, 1993, between Carol
            Point Builders II General Partnership and PartyLite Gifts,
            Inc. (incorporated by reference to Exhibit 10.4(a) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996)
10.5        Lease Agreement, dated June 25, 1997, between Carol Stream I
            Development Company, as landlord, PartyLite Gifts, Inc., as tenant, and the Registrant, as guarantor (incorporated by
            reference to Exhibit 10.5 to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended January 31, 1998)
10.6*+      Form of Indemnity Agreement between the Registrant and each of its directors
10.7+       Promissory Note, dated March 17, 1995, payable by Elwood L. La
            Forge, Jr. and Mary G. La Forge to the Registrant
            (incorporated by reference to Exhibit 10.8 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended January
            31, 1998)



10.8+       Mortgage, dated March 17, 1995, between Elwood L. La Forge,
            Jr. and Mary G. La Forge, as mortgagor, to the Registrant, as mortgagee (incorporated by reference to Exhibit 10.9 to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998)
10.9+       Blyth Industries, Inc. Non-Qualified Deferred Compensation
            Plan (incorporated by reference to Exhibit 4.1 to the
            Registrant's Current Report on Form 8-K as filed on December
            21, 1999)
21.**       List of Subsidiaries
23.**       Consent of PricewaterhouseCoopers LLP, independent accountants

24.1**      Power of Attorney
24.2**      Certified Resolutions of the Board of Directors of the Registrant
27.**       Financial Data Schedule as of and for the period ended
            January 31, 2000


----------

* Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.
**   Filed herewith.
+ Management contract or compensatory plan required to be filed by Item 14(c) of this report.

    (b)   REPORTS ON FORM 8-K

    The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 2000:

    Current Report on Form 8-K, filed December 21, 1999, attaching the Non-Qualified Deferred Compensation Plan.

    Current Report on Form 8-K, filed December 10, 1999, attaching the Amended and Restated 1994 Employee Stock Option Plan.

    Current Report on Form 8-K, filed December 2, 1999, attaching earnings press release.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 28, 2000

                                         BLYTH INDUSTRIES, INC.

                                         By: /s/ ROBERT B. Goergen
                                             -----------------------------------
                                             Robert B. Goergen
                                             Chairman, Chief Executive Officer
                                             and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                                        TITLE                                     DATE

/s/ ROBERT B. GOERGEN              Chairman, Chief Executive Officer and President;         April 28, 2000
------------------------------     Director (Principal Executive Officer)
 Robert B. Goergen


/s/ RICHARD T. BROWNING            Vice President and Chief Financial Officer               April 28, 2000
------------------------------     (Principal Financial and Accounting Officer)
 Richard T. Browning


/s/ HOWARD E. ROSE                 Vice Chairman and Director                               April 28, 2000
------------------------------
 Howard E. Rose

/s/ ROGER A. ANDERSON              Director                                                 April 28, 2000
------------------------------
 Roger A. Anderson

/s/ JOHN W. BURKHART               Director                                                 April 28, 2000
------------------------------
 John W. Burkhart

/s/ PAMELA M. GOERGEN              Director                                                 April 28, 2000
------------------------------
 Pamela M. Goergen

/s/ NEAL I. GOLDMAN                Director                                                 April 28, 2000
------------------------------
 Neal I. Goldman

/s/ ROGER H. MORLEY                Director                                                 April 28, 2000
------------------------------
 Roger H. Morley

/s/ JOHN E. PRESCHLACK             Director                                                 April 28, 2000
------------------------------
 John E. Preschlack

/s/ FREDERICK H. STEPHENS, JR.     Director                                                 April 28, 2000
------------------------------
 Frederick H. Stephens, Jr.


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Blyth Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 15, 2000, except for Note 12 and Note 15, as to which the date is March 31, 2000, appearing in the 2000 Annual Report to Stockholders of Blyth Industries, Inc. and Subsidiaries on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                        /s/ PRICEWATERHOUSECOOPERS LLP
                                        ----------------------------------------
                                        PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 15, 2000

                             BLYTH INDUSTRIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                     BALANCE AT     CHARGED TO                    BALANCE AT
                                      BEGINNING     COSTS AND                         END OF
DESCRIPTION                           OF PERIOD       EXPENSES     DEDUCTIONS         PERIOD
1998
----
ALLOWANCE FOR DOUBTFUL ACCOUNTS           1,054          3,514          3,215          1,353

1999
----
ALLOWANCE FOR DOUBTFUL ACCOUNTS           1,353          1,356          1,305          1,404
INCOME TAX VALUATION ALLOWANCE            -----             18          -----

2000
----
ALLOWANCE FOR DOUBTFUL ACCOUNTS           1,404          2,060          1,310          2,154
INCOME TAX VALUATION ALLOWANCE               18          1,762          -----          1,780
INVENTORY RESERVES                        -----          8,146          5,315          2,831
