Form 10-K/A
period 2000-01-31
BLYTH INDUSTRIES INC
filed 2000-05-09
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Date of Amendment: May 9, 2000
                  Date of Report Being Amended: April 28, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                              -
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         As of April 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.041 billion based on the closing price of the registrant's Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

         As of April 17, 2000, there were 47,935,520 outstanding shares of Common Stock, $0.02 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Proxy Statement dated April 28, 2000, as supplemented by a Supplement to Proxy Statement dated May 9, 2000, for the

         Annual Meeting of Shareholders to be held on June 14, 2000 (Incorporated into Part III)

Explanatory Note:

  This filing on Form 10-K/A amends the registrant's Annual Report on Form 10-K to correct the number of shares of Common Stock outstanding as of April 17, 2000 and the aggregate market value of the voting stock held by non-affiliates of the registrant and to incorporate into Part III the Supplement to Proxy Statement dated May 9, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 9, 2000

                                         BLYTH INDUSTRIES, INC.

                                         By:/s/ Bruce D. Kreiger
                                         Name:  Bruce D. Kreiger
                                         Title: Vice President, General
                                                Counsel & Secretary