Form 10-Q
period 2000-04-30
BLYTH INDUSTRIES INC
filed 2000-06-13
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2000

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

                   47,924,884 COMMON SHARES AS OF MAY 31, 2000

                             BLYTH INDUSTRIES, INC.

                                      INDEX

                                                                             PAGE
                                                                             ----
Form 10-Q Cover Page .......................................................     1

Form 10-Q Index ............................................................     2


Part I.   Financial Information:

     Item 1.   Financial Statements:
                    Consolidated Balance Sheets ............................     3

                    Consolidated Statements of Earnings ....................     4

                    Consolidated Statements of Stockholders' Equity ........     5

                    Consolidated Statements of Cash Flows ..................     6

                    Notes to Consolidated Financial Statements .............   7,8

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ..........  9-12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..    13


Part II.  Other Information

     Item 1.   Legal Proceedings ...........................................    14

     Item 2.   Changes in Securities .......................................    14

     Item 3.   Defaults upon Senior Securities .............................    14

     Item 4.   Submission of Matters to a Vote of Security Holders .........    14

     Item 5.   Other Information ........................................... 14,15

     Item 6.   Exhibits and Reports on Form 8-K ............................    16


Signatures .................................................................    17

Part I. FINANCIAL  INFORMATION
Item I. FINANCIAL STATEMENTS

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

==========================================================================================================
                                                                                   APRIL 30,   JANUARY 31,
(In thousands, except share data)                                                    2000         2000
----------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                           $ 87,084     $ 46,047
Accounts receivable, less allowance for doubtful receivables
  of $1,867 and $2,154, respectively                                                  77,320       84,919
Inventories                                                                          201,904      186,696
Prepaid expenses                                                                       4,485        3,000
Deferred income taxes                                                                  1,209        1,200
----------------------------------------------------------------------------------------------------------
          Total current assets                                                       372,002      321,862
PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Less accumulated depreciation of $121,532 and $113,044, respectively            272,355      273,528

OTHER ASSETS:
Investments                                                                            8,472       10,303
Excess of cost over fair value of assets acquired, net of
  accumulated amortization of $8,368 and $7,290, respectively                        103,966      102,328
Deposits and other assets                                                              5,109        5,075
----------------------------------------------------------------------------------------------------------
                                                                                     117,547      117,706
----------------------------------------------------------------------------------------------------------
          Total assets                                                              $761,904     $713,096
==========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                                $ 30,488     $  5,572
Current maturities of long-term debt                                                  15,983       14,063
Accounts payable                                                                      64,668       53,359
Accrued expenses                                                                      38,491       51,819
Dividend payable                                                                       4,793            -
Income taxes                                                                          16,222        5,792
----------------------------------------------------------------------------------------------------------
          Total current liabilities                                                  170,645      130,605
DEFERRED INCOME TAXES                                                                 23,219       24,202
LONG-TERM DEBT, less current maturities                                              176,930      176,587
MINORITY INTEREST AND OTHER                                                              941        1,488
COMMITMENTS AND CONTINGENCIES                                                              -            -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01
  par value; no shares issued and outstanding                                              -            -
Common stock - authorized 100,000,000 shares of $0.02 par value; issued
  and outstanding, 47,957,384 shares and 48,037,309 shares, respectively                 987          985
Additional contributed capital                                                        95,021       93,784
Retained earnings                                                                    336,612      320,384
Accumulated other comprehensive loss                                                  (7,794)      (4,760)
Treasury stock, at cost, 1,396,300 shares and 1,208,700 shares, respectively         (34,657)     (30,179)
----------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                 390,169      380,214
----------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                                $761,904     $713,096
==========================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

==========================================================================================================
THREE MONTHS ENDED APRIL 30 (In thousands, except per share data)
                                                                                     2000          1999
==========================================================================================================
Net sales                                                                           $274,880     $244,273
Cost of goods sold                                                                   111,560      103,793
----------------------------------------------------------------------------------------------------------
     Gross profit                                                                    163,320      140,480
Selling and shipping                                                                 100,669       85,385
Administrative                                                                        24,070       21,864
Amortization of goodwill                                                               1,048          636
----------------------------------------------------------------------------------------------------------
                                                                                     125,787      107,885
----------------------------------------------------------------------------------------------------------
     Operating profit                                                                 37,533       32,595
Other expense (income):
     Interest expense                                                                  4,153        1,884
     Interest income and other                                                          (579)        (120)
     Equity in earnings of investees                                                     851          413
----------------------------------------------------------------------------------------------------------
                                                                                       4,425        2,177
----------------------------------------------------------------------------------------------------------
     Earnings before income taxes and minority interest                               33,108       30,418
Income tax expense                                                                    12,439       11,683
----------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                                20,669       18,735
Minority interest                                                                       (352)         198
----------------------------------------------------------------------------------------------------------
     Net earnings                                                                   $ 21,021     $ 18,537
==========================================================================================================
Basic:    Net earnings per common share                                             $   0.44     $   0.38
          Weighted average number of shares outstanding                               47,982       48,941
==========================================================================================================
Diluted:  Net earnings per common share                                             $   0.44     $   0.38
          Weighted average number of shares outstanding                               48,265       49,262
==========================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

APRIL 30, (In thousands, except share data)
=============================================================================================================================
                                                                                                      ACCUMULATED
                                                   COMMON STOCK      ADDITIONAL                           OTHER
                                                 -----------------  CONTRIBUTED RETAINED    TREASURY  COMPREHENSIVE
                                                  SHARES     AMOUNT   CAPITAL   EARNINGS       STOCK       LOSS       TOTAL
=============================================================================================================================
FOR THE THREE MONTHS ENDED APRIL 30, 1999:

Balance, January 31, 1999                        49,190,474    $984   $93,281   $227,995    $   (228)   $     -    $322,032

Net earnings for the period                               -       -         -     18,537           -          -      18,537
Foreign currency translation adjustments                  -       -         -          -           -       (242)       (242)
                                                                                                        ---------------------
     Comprehensive income                                 -       -         -          -           -       (242)     18,295

Common stock issued in connection with
  exercise of stock options                           4,800       -        63          -           -          -          63

Treasury stock purchase                            (573,300)      -         -          -     (13,641)         -     (13,641)
                                                 ----------------------------------------------------------------------------

Balance, April 30, 1999                          48,621,974    $984   $93,344   $246,532    $(13,869)   $  (242)   $326,749
=============================================================================================================================
FOR THE THREE MONTHS ENDED APRIL 30, 2000:

Balance, January 31, 2000                        48,037,309    $985   $93,784   $320,384    $(30,179)   $(4,760)   $380,214

Net earnings for the period                               -       -         -     21,021           -          -      21,021
Foreign currency translation adjustments                  -       -         -          -           -     (3,034)     (3,034)
                                                                                                        ---------------------
     Comprehensive income                                                                                (3,034)     17,987

Common stock issued in connection with
  exercise of stock options                         107,675       2     1,237          -           -          -       1,239

Dividends declared                                        -       0         -     (4,793)          -          -      (4,793)

Treasury stock purchase                            (187,600)      -         -          -      (4,478)         -      (4,478)
                                                 ----------------------------------------------------------------------------

Balance, April 30, 2000                          47,957,384    $987   $95,021   $336,612    $(34,657)   $(7,794)   $390,169
=============================================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

==========================================================================================================

THREE MONTHS ENDED APRIL 30 (In thousands)                                            2000          1999
==========================================================================================================
Cash flows from operating activities:
     Net earnings                                                                   $ 21,021     $ 18,537
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                                                8,488        6,508
          Deferred income taxes                                                           13          226
          Equity in earnings of investees                                                851          413
          Minority interest                                                             (352)         198
     Changes in operating assets and liabilities, net of effect of business acquisitions:
          Accounts receivable                                                          7,599       (4,154)
          Inventories                                                                (12,719)     (16,415)
          Prepaid expenses                                                              (310)        (196)
          Deposits and other assets                                                       (8)          83
          Accounts payable                                                             5,935       (6,659)
          Accrued expenses                                                           (12,227)       2,389
          Income taxes                                                                 9,327        9,294
----------------------------------------------------------------------------------------------------------
               Total adjustments                                                       6,597       (8,313)
----------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                              27,618       10,224
Cash flows from investing activities:
     Purchases of property, plant and equipment                                       (6,608)      (4,894)
     Long term investments                                                            (4,774)       6,496
     Purchase of businesses, net of cash acquired                                      1,264         (782)
----------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing activities                   (10,118)         820
Cash flows from financing activities:
     Proceeds from issuance of common stock                                            1,239           63
     Purchase of treasury stock                                                       (4,478)     (13,641)
     Borrowings from bank line of credit                                              25,919      127,019
     Repayments on bank line of credit                                                (1,003)    (114,400)
     Borrowings (repayments) on long-term debt                                         1,860      (10,006)
----------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                    23,537      (10,965)
----------------------------------------------------------------------------------------------------------
               Net increase in cash and cash equivalents                              41,037           79
Cash and cash equivalents at beginning of period                                      46,047       18,571
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 87,084     $ 18,650
==========================================================================================================
Non-cash investing and financing activities:
     Cash dividend declared, $0.10 per share                                        $  4,793     $      -
==========================================================================================================

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

     The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the last Saturday in January. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at April 30, 2000 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2000 and 1999. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2000, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.


2.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                                    APRIL 30, 2000      JANUARY 31, 2000
----------------------------------------------------------------------------------------
Raw materials                                       $ 44,331            $ 40,071
Work in process                                        3,728               4,625
Finished goods                                       153,845             142,000
----------------------------------------------------------------------------------------
                                                    $201,904            $186,696
========================================================================================

3.   EARNINGS PER SHARE

     The components of basic and diluted earnings per share are as follows (in thousands):

THREE MONTHS ENDED APRIL 30,                                2000                 1999
========================================================================================
Net earnings                                        $ 21,021            $ 18,537
========================================================================================
Weighted average number of common
  shares outstanding:
     Basic                                            47,982              48,941
     Dilutive effect of stock options                    283                 321
----------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding:
     Diluted                                          48,265              49,262
========================================================================================

     As of April 30, 2000 and 1999, options to purchase 104,268 and 100,014 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

                     BLYTH INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   SEGMENT INFORMATION

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

THREE MONTHS ENDED APRIL 30, (In thousands)           2000                1999
========================================================================================
Net Sales:
     United States                                  $204,725            $181,773
     International(1)                                 70,155              62,500
----------------------------------------------------------------------------------------
          Total                                     $274,880            $244,273
========================================================================================

THREE MONTHS ENDED APRIL 30, (In thousands)           2000                1999
========================================================================================
Net Earnings:
     United States                                  $ 17,719            $ 15,584
     International(1)                                  3,302               2,953
----------------------------------------------------------------------------------------
          Total                                     $ 21,021            $ 18,537
========================================================================================

                                                    APRIL 30,           JANUARY 31,
(In thousands)                                        2000                2000
========================================================================================
Long-Lived Assets:
     United States                                  $291,938            $289,480
     International(1)                                 92,855              96,679
----------------------------------------------------------------------------------------
          Total                                     $384,793            $386,159
========================================================================================

(1) No individual country represents a significant amount of net sales, net earnings or long-lived assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

     Net sales in the first quarter ended April 30, 2000 increased $30.6 million, or 12.5%, to $274.9 million compared with $244.3 million a year earlier. In particular, the premium brands, PartyLite and Colonial at retail, experienced the strongest growth rate in the first quarter. Sales growth was experienced both in the United States and international markets; however the deterioration of European currencies had a negative impact of two percentage points on the overall sales growth rate of the Company in the quarter ended April 30, 2000. International sales accounted for approximately 26% of the total net sales for the quarter ended April 30, 2000.

GROSS PROFIT

     Gross profit in the first quarter ended April 30, 2000 increased $22.8 million, or 16.2%, from $140.5 million for the quarter ended April 30, 1999 to $163.3 million. Gross profit margin increased from 57.5% for the quarter ended April 30, 1999 to 59.4% for the quarter ended April 30, 2000. The increase in gross profit margin is a result of the growth of PartyLite sales and other premium brands as a percentage of the total sales, and cost improvements in distribution resulting from the investments made in this critical area of the business.

SELLING AND SHIPPING EXPENSE

     Selling and shipping expense increased $15.3 million, or 17.9%, from $85.4 million in the quarter ended April 30, 1999 (35.0% of net sales), to $100.7 million in the quarter ended April 30, 2000 (36.6% of net sales). The increases were primarily attributable to increased sales to the consumer channel, particularly sales through the Company's home party plan direct selling activities and of other premium brands, in which sales expenses, as a percentage of net sales, are relatively higher.

ADMINISTRATIVE EXPENSE

     Administrative expense increased $2.2 million, or 10.0%, from $21.9 million in the quarter ended April 30, 1999 (9.0% of net sales) to $24.1 million in the quarter ended April 30, 2000 (8.8% of net sales). Administrative expenses as a percentage of sales declined versus the same period last year reflecting the continued trend of last fiscal year, as our administrative expenses are increasing at a rate below our sales growth rate.

OPERATING PROFIT

     Operating profit in first quarter ended April 30, 2000 increased $4.9 million, or 15.0%, to $37.5 million compared with $32.6 million a year earlier. The increase in operating profit was the result of strong premium brand growth, distribution cost benefits and administrative expense leveraging. Expressed as a percentage of net sales operating profit was 13.6% for the first quarter ended April 30, 2000 compared to 13.3% for the quarter ended April 30, 1999.

INTEREST EXPENSE

     Interest expense for the three months ended April 30, 2000 was $4.2 million compared to $1.9 million for the same period in the prior year. The increase in interest expense is primarily attributable to the Company's $150.0 million public debt offering.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: (CONTINUED)

INCOME TAXES

     Income tax expense increased $.7 million, or 6.0%, from $11.7 million in the quarter ended April 30, 1999 to $12.4 million in the quarter ended April 30, 2000. The effective income tax rate decreased from approximately 38.4% in the quarter ended April 30, 1999 to approximately 37.6% in the quarter ended April 30, 2000 due to the growth in countries with lower tax rates than the U.S.

NET EARNINGS

     As a result of the foregoing, net earnings increased $2.5 million, or 13.5%, from $18.5 million the quarter ended April 30, 1999 to $21.0 million for the quarter ended April 30, 2000.

     Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended April 30, 2000 increased $.06, or 15.8%, to $.44 compared to $.38 for the quarter ended April 30, 1999.

     Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted, were $.44 for the quarter ended April 30, 2000 compared to $.38 for the same period last year, an increase of $.06, or 15.8%.

LIQUIDITY AND CAPITAL RESOURCES

     Inventory increased from $186.7 million at January 31, 2000 to $201.9 million at April 30, 2000. This translates to an increase of 8.1% compared to sales growth of 12.5% which is a result of continued effectiveness of the Company's inventory management efforts. Accounts receivable decreased $7.6 million, or 9.0% from $84.9 million at the end of fiscal 2000 to $77.3 million at April 30, 2000 which reflects the normal business payment pattern. Accounts payable and accrued expenses decreased $2.0 million, or 1.9% from $105.2 million at the end of fiscal 2000 to $103.2 million at April 30, 2000. The decrease in accounts payable and accrued expenses is attributable to normal payment patterns of operating expenses.

     Capital expenditures for property, plant and equipment were $6.6 million in the three months ended April 30, 2000. Capital expenditures were primarily investments in new equipment and improvements to existing plant and equipment. The Company anticipates capital spending of approximately $35.0 million for fiscal 2001, to be used primarily for upgrades to machinery and equipment in existing facilities, and technology.

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

     The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable required to sustain the Company's sales growth, for capital expenditures and acquisitions. The Company believes that cash on hand, cash from operations, proceeds of the Company's public debt offering, and available borrowings under the Credit Facility and lines of credit described below, will be sufficient to fund its operating requirements, capital expenditures, stock repurchase program, dividends, and all other obligations for the next twelve months.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (9.00% at April 30, 2000) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At April 30, 2000, approximately $2.6 million in letters of credit was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At April 30, 2000, the Company was in compliance with such covenants.

     As of April 30, 2000, the Company had a total of $70.0 million available under uncommitted bank lines of credit maturing in August 2000 and January 2001. Amounts outstanding under the lines of credit bear interest at the Company's option, at short term fixed rates, at the banks' prime rate (9.00% at April 30, 2000), or at the Eurocurrency rate plus a credit spread. No amounts were outstanding under the uncommitted lines of credit at April 30, 2000.

     As of March 31, 2000, Liljeholmens had available lines of credit of approximately $35.0 million of which approximately $8.2 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.39% at March 31, 2000. The lines of credit are renewed annually.

     Colony Gift has a short term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 20, 2000, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $25.8 million, collateralized by certain of Colony's assets. As of March 31, 2000, Colony had borrowings under the credit facility of approximately $21.8 million, at a weighted average interest rate of 6.55%.

     At March 31, 2000, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of March 31, 2000 under the loan agreements was approximately $20.8 million with variable interest rates ranging from 3.60% to 5.51%, of which $11.9 million relates to current maturities. The loans are collateralized by certain of Liljeholmens' real estate and by a pledge of Liljeholmens' shares in its subsidiaries.

     Net cash provided by operating activities amounted to $27.6 million for the three months ended April 30, 2000 compared to $10.2 million for the three months ended April 30, 1999 which was driven by strong earnings of $21.0 million, depreciation and amortization of $8.5 million and net operating asset and liability growth of $2.4 million.

     On both June 8, 1999, and March 30, 2000, the Company's Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock bringing the total authorization to 3,000,000 shares. As of April 30, 2000, the Company had purchased on the open market an aggregate of 1,396,300 common shares for a total cost of approximately $34.7 million. The acquired shares are held as common stock in treasury at cost.

     On March 30, 2000 the Company declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended January 31, 2000. The dividend reflects the Company's intention to initiate the payment of semi-annual dividend of $0.10 per share at the discretion of its Board of Directors. The dividend was payable to shareholders of record as of May 1, 2000 and was paid on May 15, 2000 in the amount of $4.8 million.

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

INTEREST RATE RISK

As of April 30, 2000 the Company is subject to interest rate risk on approximately $31.6 million of variable rate debt, including Liljeholmens and Colony Gift. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $316,000 if applied to the total.

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

The following table provides information about the Company's foreign exchange forward contracts at April 30, 2000.

                                                               U.S. DOLLAR            AVERAGE          ESTIMATED
(In thousands, except average contract rate)               NOTIONAL AMOUNT      CONTRACT RATE         FAIR VALUE
----------------------------------------------------------------------------------------------------------------
Canadian Dollar                                                    $ 1,785               1.46            $    36
Swiss Franc                                                         13,183               1.59                986
Euro                                                                   431               1.02                (44)
Pound Sterling                                                       3,951               1.58                 67
----------------------------------------------------------------------------------------------------------------
                                                                   $19,350                               $ 1,045
================================================================================================================

The foreign exchange contracts outstanding as of April 30, 2000 have maturity dates ranging from May 2000 through June 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27. Financial data schedule

     b)   Reports on Form 8-K

          During the fiscal quarter ended April 30, 2000, the Company filed the following Current Report on Form 8-K:

               Current Report on Form 8-K on March 17, 2000 to file as an exhibit the press release announcing the Company's results of operations for the fiscal quarter ended January 31, 2000.

               Current Report on Form 8-K on April 3, 2000 to file as exhibits two press releases: announcing the Company's initiation of a semi-annual dividend; and announcing the increase in the number of shares authorized under the share repurchase program.

               Current Report on Form 8-K on April 17, 2000 to file as an exhibit the amended Employee Stock Option Plan.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             BLYTH INDUSTRIES, INC.



     Date: June 13, 2000                     By: /s/ Robert B. Goergen
          ------------------------              --------------------------------
                                             Robert B. Goergen
                                             Chief Executive Officer


     Date: June 13, 2000                     By: /s/ Richard T. Browning
          ------------------------              --------------------------------
                                             Richard T. Browning
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT             DESCRIPTION                             PAGE NO.
-------             -----------                             --------
27.                 Financial data schedule                 N/A