Form 10-Q
period 2000-07-31
BLYTH INC
filed 2000-09-13
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 2000
                         Commission file number 1-13026



                                   BLYTH, INC.
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

                 47,963,374 COMMON SHARES AS OF AUGUST 31, 2000

                                   BLYTH, INC.

                                      INDEX
                                                                           Page

Form 10-Q Cover Page...........................................................1

Form 10-Q Index................................................................2


Part I.  Financial Information:

      Item 1.  Financial Statements:
                     Consolidated Balance Sheets...............................3

                     Consolidated Statements of Earnings.....................4,5

                     Consolidated Statements of Stockholders' Equity...........6

                     Consolidated Statements of Cash Flows.....................7

                     Notes to Consolidated Financial Statements..............8,9

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............10-13

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....14


Part II.  Other Information

      Item 1.  Legal Proceedings..............................................15

      Item 2.  Changes in Securities..........................................15

      Item 3.  Defaults upon Senior Securities................................15

      Item 4.  Submission of Matters to a Vote of Security Holders............15

      Item 5.     Other Information........................................15-17

      Item 6.     Exhibits and Reports on Form 8-K............................17


Signatures....................................................................18

Part I.   FINANCIAL  INFORMATION
Item I.   FINANCIAL STATEMENTS

                                              BLYTH, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                                 July 31,     January 31,
(In thousands, except share data)                                                                    2000            2000
                                                                                                ---------     -----------

ASSETS                                                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                       $  35,302       $  46,047
Accounts receivable, less allowance for doubtful receivables
   of $2,162 and $2,154, respectively                                                              77,569          84,919
Inventories                                                                                       236,782         186,696
Prepaid expenses                                                                                    5,281           3,000
Deferred income taxes                                                                               1,364           1,200
                                                                                                ---------       ---------
       Total current assets                                                                       356,298         321,862
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Less accumulated depreciation of $128,102 and $113,044, respectively                           270,764         273,528

OTHER ASSETS:
Investments                                                                                        13,698          10,303
Excess of cost over fair value of assets acquired, net of
  accumulated amortization of $9,362 and $7,290, respectively                                     102,574         102,328
Deposits and other assets                                                                           6,848           5,075
                                                                                                ---------       ---------
                                                                                                  123,120         117,706
                                                                                                ---------       ---------
       Total assets                                                                             $ 750,182       $ 713,096
                                                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                                            $  34,521       $   5,572
Current maturities of long-term debt                                                                9,900          14,063
Accounts payable                                                                                   49,989          53,359
Accrued expenses                                                                                   41,559          51,819
Dividend payable                                                                                        -               -
Income taxes                                                                                        7,095           5,792
                                                                                                ---------       ---------
       Total current liabilities                                                                  143,064         130,605
DEFERRED INCOME TAXES                                                                              26,247          24,202
LONG-TERM DEBT, less current maturities                                                           173,119         176,587
MINORITY INTEREST AND OTHER                                                                           413           1,488
COMMITMENTS AND CONTINGENCIES                                                                           -               -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01 par
   value; no shares issued and outstanding                                                              -               -
Common stock - authorized 100,000,000 shares of $0.02 par value; issued
  and outstanding, 47,960,674 shares and 48,037,309 shares, respectively                              988             985
Additional contributed capital                                                                     96,237          93,784
Retained earnings                                                                                 354,770         320,384
Accumulated other comprehensive loss                                                               (8,841)         (4,760)
Treasury stock, at cost, 1,435,800 shares and 1,208,700 shares, respectively                      (35,815)        (30,179)
                                                                                                ---------       ---------
       Total stockholders' equity                                                                 407,339         380,214
                                                                                                ---------       ---------
       Total liabilities and stockholders' equity                                               $ 750,182       $ 713,096
                                                                                                =========       =========

   The accompanying notes are an integral part of these financial statements.

                                           BLYTH, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (Unaudited)



SIX MONTHS ENDED JULY 31 (In thousands, except per share data)

                                                                                          2000                1999
                                                                                        ------              ------

Net sales                                                                            $ 510,288           $ 474,136
Cost of goods sold                                                                     210,889             201,991
                                                                                     ---------           ---------
    Gross profit                                                                       299,399             272,145
Selling and shipping                                                                   181,777             163,790
Administrative                                                                          46,705              44,399
Amortization of goodwill                                                                 2,096               1,275
                                                                                     ---------           ---------
                                                                                       230,578             209,464
                                                                                     ---------           ---------
    Operating profit                                                                    68,821              62,681
Other expense (income):
     Interest expense                                                                    8,341               4,376
     Interest income and other                                                          (1,164)               (184)
     Equity in earnings of investees                                                       787               1,276
                                                                                     ---------           ---------
                                                                                         7,964               5,468
                                                                                     ---------           ---------
     Earnings before income taxes and minority interest                                 60,857              57,213
Income tax expense                                                                      22,762              21,970
                                                                                     ---------           ---------
     Earnings before minority interest                                                  38,095              35,243
Minority interest                                                                       (1,084)                276
                                                                                     ---------           ---------
     Net earnings                                                                     $ 39,179            $ 34,967
                                                                                     =========           =========
Basic:     Net earnings per common share                                              $   0.82            $   0.72
           Weighted average number of shares outstanding                                47,959              48,714
                                                                                     ---------           ---------
Diluted:   Net earnings per common share                                              $   0.81            $   0.71
           Weighted average number of shares outstanding                                48,288              49,076
                                                                                     =========           =========

   The accompanying notes are an integral part of these financial statements.

                                          BLYTH, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (Unaudited)

THREE MONTHS ENDED JULY 31 (In thousands, except per share data)
                                                                                        2000                 1999
                                                                                  ----------            ---------
Net sales                                                                          $ 235,408            $ 229,863
Cost of goods sold                                                                    99,329               98,198
                                                                                  ----------            ---------
    Gross profit                                                                     136,079              131,665
Selling and shipping                                                                  81,108               78,405
Administrative                                                                        22,635               22,535
Amortization of goodwill                                                               1,048                  639
                                                                                  ----------            ---------
                                                                                     104,791              101,579
                                                                                  ----------            ---------
    Operating profit                                                                  31,288               30,086
Other expense (income):
     Interest expense                                                                  4,188                2,492
     Interest income and other                                                          (585)                 (64)
     Equity in earnings of investees                                                     (64)                 863
                                                                                  ----------            ---------
                                                                                       3,539                3,291
                                                                                  ----------            ---------
     Earnings before income taxes and minority interest                               27,749               26,795
Income tax expense                                                                    10,323               10,287
                                                                                  ----------            ---------
     Earnings before minority interest                                                17,426               16,508
Minority interest                                                                       (732)                  78
                                                                                  ----------            ---------
     Net earnings                                                                   $ 18,158             $ 16,430
                                                                                  ==========            =========
Basic:      Net earnings per common share                                           $   0.38             $   0.34
            Weighted average number of shares outstanding                             47,940               48,488
                                                                                  ==========            =========
Diluted:    Net earnings per common share                                           $   0.38             $   0.34
            Weighted average number of shares outstanding                             48,317               48,893
                                                                                  ==========            =========

   The accompanying notes are an integral part of these financial statements.

                          BLYTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

JULY 31, (In thousands, except share data)

                                                                                                             Accumulated
                                                  Common stock        Additional                                   other
                                           ------------------------  contributed   Retained   Treasury     comprehensive
                                              Shares       Amount      capital     earnings     stock      income (loss)      Total
                                              ------       ------    -----------   --------   --------     -------------      -----
FOR THE SIX MONTHS ENDED JULY  31, 1999:
Balance, January 31, 1999                     49,190,474   $ 984      $ 93,281    $227,995     $   (228)     $      -      $322,032

Net earnings for the period                                                         34,967                                   34,967
Foreign currency translation adjustments                                                                       (4,929)       (4,929)
                                                                                                                          ---------
    Comprehensive income                                                                                                     30,038

Common stock issued in connection with
  exercise of stock options                       21,158                   276                                                  276

Treasury stock purchase                         (724,700)                                       (17,221)                    (17,221)
                                              -----------  -----      --------   ---------     ---------     --------     ----------
Balance, July 31, 1999                        48,486,932   $ 984      $ 93,557    $262,962     $(17,449)     $ (4,929)     $335,125
                                              ===========  ========== ========   ========      =========     ========     ==========
FOR THE SIX MONTHS ENDED JULY 31, 2000:

Balance, January 31, 2000                     48,037,309   $ 985      $ 93,784    $320,384     $(30,179)     $ (4,760)     $380,214

Net earnings for the period                                                         39,179                                   39,179
Foreign currency translation adjustments                                                                       (4,590)       (4,590)
Unrealized holding gains on certain
  investments (net of tax of $304)                                                                                509           509
                                                                                                                          ----------
    Comprehensive income                                                                                                     35,098

Common stock issued in connection with
  exercise of stock options                      150,465        3         2,056                                               2,059

Tax benefit from stock options                                             397                                                  397

Dividends paid                                                                      (4,793)                                  (4,793)

Treasury stock purchase                         (227,100)                                        (5,636)                     (5,636)
                                              -----------  -----      --------   ---------     ---------     --------     ----------

Balance, July 31, 2000                        47,960,674   $ 988      $ 96,237    $354,770     $(35,815)     $ (8,841)     $407,339
                                              ===========  ========== ========   =========     ========      ========     ==========

   The accompanying notes are an integral part of these financial statements.

                          BLYTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


SIX MONTHS ENDED JULY 31 (In thousands)                                                              2000            1999
                                                                                                     ----            ----
Cash flows from operating activities:
     Net earnings                                                                                $ 39,179        $ 34,967
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Depreciation and amortization                                                         17,156          13,085
             Tax benefit from stock options                                                           397               -
             Deferred income taxes                                                                  2,886             201
             Equity in earnings of investees                                                          787           1,276
             Minority interest                                                                     (1,084)            276
     Changes in operating assets and liabilities, net of
        effect of business acquisitions:
             Accounts receivable                                                                    7,350          (5,785)
             Inventories                                                                          (47,597)        (47,625)
             Prepaid expenses                                                                      (1,106)           (704)
             Deposits and other assets                                                             (1,063)            235
             Accounts payable                                                                      (8,734)         (9,499)
             Accrued expenses                                                                      (9,156)         (9,545)
             Income taxes                                                                             199          (1,145)
                                                                                                 --------         --------
                   Total adjustments                                                              (39,965)        (59,230)
                                                                                                 --------         --------
                   Net cash used in operating activities                                             (786)        (24,263)
Cash flows from investing activities:
    Purchases of property, plant and equipment                                                    (12,635)        (11,225)
    Long term investments                                                                          (9,439)            674
    Purchase of businesses, net of cash acquired                                                     (430)        (38,922)
                                                                                                 --------         --------
                   Net cash used in investing activities                                          (22,504)        (49,473)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                          2,059             276
    Purchase of treasury stock                                                                     (5,636)        (17,221)
    Borrowings from bank line of credit                                                            29,952         287,356
    Repayments on bank line of credit                                                              (1,003)       (255,000)
    Borrowings (repayments) on long-term debt                                                      (8,034)         59,926
    Dividends paid                                                                                 (4,793)              -
                                                                                                 --------         --------
                   Net cash provided by financing activities                                       12,545          75,337
                                                                                                 --------         --------
                   Net increase (decrease) in cash and cash equivalents                           (10,745)          1,601
Cash and cash equivalents at beginning of period                                                   46,047          18,571
                                                                                                 --------         --------
Cash and cash equivalents at end of period                                                       $ 35,302        $ 20,172
                                                                                                 ========        =========

   The accompanying notes are an integral part of these financial statements.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Company, which operates in a single segment, home fragrance products, designs, manufactures, and markets an extensive line of candles and home fragrance products including scented candles, outdoor lighting products, potpourri, and environmental fragrance products and markets a broad range of related candle accessories and decorative seasonal products.

         The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the last Saturday in January. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at July 31, 2000 and the consolidated results of its operations and cash flows for the six-month periods ended July 31, 2000 and 1999. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2000, as set forth in the Company's Annual Report on Form 10-K. Operating results for the six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.


2.       INVENTORIES

         The components of inventory consist of the following (in thousands):

                                   July 31, 2000       January 31, 2000
                                   -------------       ----------------
Raw materials                           $ 50,732               $ 40,071
Work in process                            3,960                  4,625
Finished goods                           182,090                142,000
                                   -------------       ----------------
                                       $ 236,782              $ 186,696
                                   =============       ================


3.       EARNINGS PER SHARE

         The components of basic and diluted earnings per share are as follows (in thousands):

                                             Three Months          Six Months       Three Months          Six Months
                                           Ended July 31,      Ended July 31,     Ended July 31,      Ended July 31,
                                                     2000                2000               1999                1999
                                           --------------      --------------     --------------      --------------
Net earnings                                     $ 18,158            $ 39,179           $ 16,430            $ 34,967
                                           ==============      ==============     ==============      ==============
Weighted average number of common
   shares outstanding:
         Basic                                     47,940              47,959             48,488              48,714
         Dilutive effect of stock options             377                 329                405                 362
                                           --------------      --------------     --------------      --------------
Weighted average number of common
   shares outstanding:
         Diluted                                   48,317              48,288             48,893              49,076
                                           ==============      ==============     ==============      ==============

         As of July 31, 2000 and 1999, options to purchase 56,176 and 59,523 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                                 Three months ended July 31,            Six months ended July 31,
                                                 --------------------------             -------------------------
(In thousands)                                        2000            1999                2000             1999
                                                     ------          ------              ------           ------
Net Sales:
    United States                                $ 178,236         $ 181,924           $ 382,961        $ 363,697
    International(1)                                57,172            47,939             127,327          110,439
                                                 ---------         ---------           ---------        ---------
        Total                                    $ 235,408         $ 229,863           $ 510,288        $ 474,136
                                                 =========         =========           =========        =========

                                                 Three months ended July 31,            Six months ended July 31,
                                                 ---------------------------            -------------------------
(In thousands)                                        2000              1999                2000             1999
                                                     ------            ------              ------           ------
Net Earnings:
    United States                                 $ 15,254          $ 14,081            $ 32,973         $ 29,563
    International(1)                                 2,904             2,349               6,206            5,404
                                                 ---------         ---------           ---------        ---------
        Total                                     $ 18,158          $ 16,430            $ 39,179         $ 34,967
                                                 =========         =========           =========        =========

                                                  July 31,       January 31,
(In thousands)                                        2000              2000
                                                  --------       -----------
Long-Lived Assets:
    United States                                $ 297,108         $ 289,480
    International(1)                                89,928            96,679
                                                 ---------       -----------
        Total                                    $ 387,036         $ 386,159
                                                 =========       ===========

     (1) No individual country represents a significant amount of net sales, net earnings or long-lived assets.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

         Net sales increased $36.2 million, or 7.6%, to $510.3 million in the first six months of fiscal 2001 from $474.1 million in the first six months of fiscal 2000. Net sales in the second quarter ended July 31, 2000, increased $5.5 million, or 2.4% to $235.4 million compared with $229.9 million a year earlier. This increase was mostly attributable to unit sales growth of the Company's everyday products. The sales growth in the second quarter when compared to last year was adversely impacted by several factors: further deterioration of European currencies against the dollar whereby the euro has decreased approximately 11% and the pound sterling has decreased approximately 7% from year ago levels; a temporary slowdown of recruiting in the U.S. direct selling channel; and the effect of de-emphasizing less profitable product lines in U.S. and European markets.

GROSS PROFIT

         Gross profit increased $27.3 million, or 10.0%, from $272.1 million in the first six months of fiscal 2000 to $299.4 million in the first six months of fiscal 2001. Gross profit margin increased from 57.4% for the first six months of fiscal 2000 to 58.7% for the first six months of fiscal 2001. Gross profit in the second quarter ended July 31, 2000 increased $4.4 million, or 3.3%, from $131.7 million for the quarter ended July 31, 1999 to $136.1 million. Gross profit margin increased from 57.3% for the quarter ended July 31, 1999 to 57.8% for the quarter ended July 31, 2000. Gross profit margin grew at a somewhat higher rate than sales due to several factors including continued benefits from investments in technology and leveraging worldwide sourcing.

SELLING AND SHIPPING EXPENSE

         Selling and shipping expense increased $18.0 million, or 11.0%, from $163.8 million in the first six months of fiscal 2000 (34.5% of net sales), to $181.8 million in the first six months of fiscal 2001 (35.6% of net sales). Selling and shipping expense increased $2.7 million, or 3.4%, from $78.4 million in the quarter ended July 31, 1999 (34.1% of net sales), to $81.1 million in the quarter ended July 31, 2000 (34.5% of net sales). The increases were primarily attributable to the higher percentage of total sales of premium priced products, for which sales expenses, as a percentage of net sales, are relatively higher.

OPERATING PROFIT

         Operating profit increased $6.1 million, or 9.8%, to $68.8 million in the six months ended July 31, 2000 compared with $62.7 million a year earlier. Operating profit in the second quarter ended July 31, 2000 increased $1.2 million, or 4.0%, to $31.3 million compared to $30.1 million in the same period last year. The increase in operating profit is attributable to the above noted continued benefits from investments in technology, and leveraging our worldwide sourcing efforts and administrative overhead, although such increase was negatively impacted by the deterioration of European currencies as discussed above.

ADMINISTRATIVE EXPENSE

         Administrative expense increased $2.3 million, or 5.2%, from $44.4 million in the first six months of fiscal 2000 (9.4% of net sales) to $46.7 million in the first six months of fiscal 2001 (9.2% of net sales). Administrative expense increased $0.1 million, or 0.4%, from $22.5 million in the quarter ended July 31, 1999 (9.8% of net sales) to $22.6 million in the quarter ended July 31, 2000 (9.6% of net sales). The decrease in administrative expenses as a percentage of net sales reflects the continued leveraging of the Company's administrative overhead.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: (CONTINUED)

INTEREST EXPENSE

         Interest expense increased $3.9 million, or 88.6%, from $4.4 million in the first six months of fiscal 2000 to $8.3 million in the first six months of fiscal 2001. Interest expense increased $1.7 million, or 68.0%, from $2.5 million in the quarter ended July 31, 1999 to $4.2 million in the quarter ended July 31, 2000. The increase in interest expense is primarily attributable to the Company's $150.0 million public debt offering and debt of acquired companies.

INCOME TAXES

         Income tax expense increased $0.8 million, or 3.6%, from $22.0 million in the first six months of fiscal 2000 to $22.8 million in the first six months of fiscal 2001. Income tax expense was $10.3 million in the quarter ended July 31, 1999 and remained $10.3 million in the quarter ended July 31, 2000. The effective income tax rate decreased from approximately 38.4% in the quarter ended July 31, 1999 to approximately 37.2% in the quarter ended July 31, 2000 due to the growth in sales in countries with lower tax rates than the U.S.

NET EARNINGS

         As a result of the foregoing, net earnings increased $4.2 million, or 12.0%, from $35.0 million for the six months ended July 31, 1999 to $39.2 million for the six months ended July 31, 2000. Net earnings increased $1.8 million, or 11.0%, from $16.4 million in the quarter ended July 31, 1999 to $18.2 million in the quarter ended July 31, 2000.

         Basic earnings per share based upon the weighted average number of shares outstanding for the six months ended July 31, 2000 increased $0.10 or 13.9%, to $0.82 compared to $0.72 for the six months ended July 31, 1999. Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended July 31, 2000 increased $0.04, or 11.8%, to $0.38 compared to $0.34 for the quarter ended July 31, 1999. Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.81 for the six months ended July 31, 2000 compared to $0.71 for the same period last year, an increase of $0.10, or 14.1%. Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted were $0.38 for the quarter ended July 31, 2000 compared to $0.34 for the same period last year, an increase of $0.04 or 11.8%.

LIQUIDITY AND CAPITAL RESOURCES

         Inventory increased $2.7 million, or 1.1%, to $236.8 million at July 31, 2000 when compared to $234.1 million at July 31, 1999. This increase of 1.1% is again less than the sales growth of 2.4% for the quarter ended July 31, 2000. When compared to January 31, 2000, when inventory levels are typically at the lowest point of the fiscal year, inventory increased $50.1 million, from $186.7 million, to $236.8 million at July 31, 2000. Accounts receivable decreased $7.4 million, to $77.6 million at July 31, 2000 compared to $84.9 million at January 31, 2000. Such decrease is normal due to the high year-end levels of accounts receivable resulting from increased seasonal sales. Accounts payable and accrued expenses decreased $13.6 million, to $91.5 million at July 31, 2000 compared to $105.2 million at year-end due to normal payment patterns of operating expenses.

         Capital expenditures for property, plant and equipment were $12.6 million in the six months ended July 31, 2000. Capital expenditures were primarily investments in new equipment and enhancements to existing plant and equipment and technology. The Company anticipates capital spending in the range of $25.0 to $30.0 million for fiscal 2001, to be used primarily for upgrades to machinery and equipment in existing facilities, and technology.

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

         Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (9.50% at July 31, 2000) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At July 31, 2000, approximately $4.7 million in letters of credit was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At July 31, 2000, the Company was in compliance with such covenants.

         As of July 31, 2000, the Company had a total of $70.0 million available under uncommitted bank lines of credit maturing in August 2000 and January 2001. Amounts outstanding under the lines of credit bear interest at the Company's option, at short term fixed rates, at the banks' prime rate (9.50% at July 31, 2000), or at the Eurocurrency rate plus a credit spread. No amounts were outstanding under the uncommitted lines of credit at July 31, 2000.

         As of June 30, 2000, Liljeholmens had available lines of credit of approximately $35.0 million of which approximately $11.0 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.33% at June 30, 2000. The lines of credit are renewed annually.

         Colony Gift has a short term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2001, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $30.3 million, collateralized by certain of Colony's assets. As of June 30, 2000, Colony had borrowings under the credit facility of approximately $23.5 million, at a weighted average interest rate of 6.3% at June 30, 2000.

         At June 30, 2000, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of June 30, 2000 under the loan agreements was approximately $14.9 million with variable interest rates ranging from 3.60% to 6.55%, of which $6.0 million relates to current maturities. The loans are collateralized by certain of Liljeholmens' real estate and by a pledge of Liljeholmens' shares in its subsidiaries.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Net cash used in operating activities amounted to $0.8 million for the six months ended July 31, 2000 compared to a use of $24.3 million for the six months ended July 31, 1999 which was driven by strong earnings of $39.2 million, depreciation and amortization of $17.2 million, and less net operating asset and liability growth versus last year. The decrease in the borrowings and repayments of bank lines of credit in the first six months of fiscal 2001 compared to the same period last year is attributable to the proceeds from the Company's $150.0 million bond offering a portion of which was used to repay bank lines of credit in the United States.

         The Company's Board of Directors has authorized the Company to repurchase up to 3,000,000 shares of its common stock under the Company's Stock Repurchase Plan. As of August 31, 2000, the Company had purchased on the open market an aggregate of 1,435,800 common shares for a total cost of approximately $35.8 million. The acquired shares are held as common stock in treasury at cost.

         On March 30, 2000 the Company declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended January 31, 2000. The dividend reflects the Company's intention to initiate the payment of semi-annual dividend of $0.10 per share at the discretion of its Board of Directors. The dividend was paid on May 15, 2000 in the amount of $4.8 million.

         On September 6, 2000 the Company declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended July 31, 2000. The dividend will be payable to shareholders of record as of November 1, 2000, and will be paid on November 15, 2000.

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

         During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the income statement classification for shipping and handling fees and costs and will be effective for the fourth quarter of fiscal 2001. The Company is currently evaluating the effect of the application of EITF Issue No. 00-10 on its results of operations and financial position.

         Also, in May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives and will be effective for the fourth quarter of fiscal 2001. The Company is currently evaluating the effect of the application of EITF Issue No. 00-14 on its results of operations and financial position.

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

INTEREST RATE RISK

As of July 31, 2000 the Company is subject to interest rate risk on approximately $38.6 million of variable rate debt, including Liljeholmens and Colony Gift. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $386,000 if applied to the total.

FOREIGN CURRENCY RISK

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany payables, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction is settled. Gains or losses on foreign currency forward contracts related to intercompany loans are recognized currently through income and generally offset the transaction gains or losses in the foreign currency cash flows which they are intended to hedge. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings. For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

The following table provides information about the Company's foreign exchange forward contracts at July 31, 2000.

                                                                        U.S. DOLLAR               AVERAGE         ESTIMATED
(In thousands, except average contract rate)                        NOTIONAL AMOUNT         CONTRACT RATE        FAIR VALUE
                                                                    ---------------         -------------        ----------
Canadian Dollar                                                             $ 7,617                  1.47              $ 65
Swiss Franc                                                                   9,197                  1.63               210
Euro                                                                          6,033                  0.91              (171)
Pound Sterling                                                                5,858                  1.50                11
                                                                           --------                                   ------
                                                                           $ 28,705                                   $ 115
                                                                           ========                                   ======

     The foreign exchange contracts outstanding as of July 31, 2000 have maturity dates ranging from August 2000 through January 2001.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were voted upon at the Annual Meeting of Stockholders held on June 14, 2000, and received the votes set forth below:

         1) Each of the following persons nominated was elected to serve as director and received the number of votes set forth opposite his name.

                                            FOR                AGAINST       WITHHELD
---------------------------------------------------------------------------------------
    Roger A. Anderson                    42,651,979               0           217,084
    Pamela M. Goergen                    42,682,501               0           186,562

         2) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants received 42,756,766 votes for, 105,231 votes against, and 7,066 votes withheld.

         3) A resolution to adopt the Company's Amended and Restated 1994 Employee Stock Option Plan received 35,146,815 votes for, 4,083,646 votes against, and 3,638,602 votes withheld.

         4) A resolution to adopt the Blyth Industries, Inc. Annual Incentive Compensation Plan received 42,500,726 votes for, 313,000 votes against, and 55,337 votes withheld.

         5) A resolution to adopt an amendment to the Corporation's Restated Certificate of Incorporation received 42,693,575 votes for, 152,017 votes against, and 23,471 votes withheld.

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

Part II.  OTHER INFORMATION

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

Risk of Inability to Maintain Growth Rate

         The Company has grown substantially in recent years. We expect that our future growth will be generated by sales to the faster growing worldwide consumer market for home fragrance products. The market for our institutional products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including the following: market acceptance of existing products, the successful introduction of new products, the ability to recruit independent sales consultants in North America, and increases in production and distribution capacity to meet demand. The home fragrance products industry is driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. We expect that, as we grow, our rate of growth will be less than our historical growth rate. In addition, we have grown in part through acquisitions and there can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to successfully integrate acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

                  27. Financial data schedule

         b)   Reports on Form 8-K

              During the fiscal quarter ended July 31, 2000, the Company filed the following reports on Form 8-K:

                       Current Report on Form 8-K on June 1, 2000 to file as an exhibit the press release announcing the Company's results of operations for the fiscal quarter ended April 30, 2000.

                       Current Report on Form 8-K on June 14, 2000 announcing the ratification by Shareholders of the amendment to the Company's Certificate of Incorporation to change the name of the Company to "Blyth, Inc."

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                     BLYTH, INC.



         Date:    September 13, 2000                By: /s/ Robert B. Goergen
                 --------------------                   -----------------------
                                                        Robert B. Goergen
                                                        Chief Executive Officer




         Date:    September 13, 2000                By: /s/ Richard T. Browning
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