Form 10-Q
period 2000-10-31
BLYTH INC
filed 2000-12-14
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 2000
                         Commission file number 1-13026



                                   BLYTH, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        36-2984916
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)


               1 EAST WEAVER STREET, GREENWICH, CONNECTICUT 06831
        (Address of principal executive offices)         (Zip Code)


                                 (203) 661-1926
              (Registrant's telephone number, including area code)

              100 FIELD POINT ROAD, GREENWICH, CONNECTICUT 06830
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X                 No
   ---------------           ---------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                47,063,874 COMMON SHARES AS OF NOVEMBER 30, 2000

                                                    BLYTH, INC.

                                                       INDEX

                                                                                           PAGE
                                                                                           ----
Form 10-Q Cover Page..........................................................................1

Form 10-Q Index...............................................................................2


Part I.    Financial Information:

      Item 1.     Financial Statements:
                           Consolidated Balance Sheets........................................3

                           Consolidated Statements of Earnings..............................4,5

                           Consolidated Statements of Stockholders' Equity....................6

                           Consolidated Statements of Cash Flows..............................7

                           Notes to Consolidated Financial Statements.......................8,9

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........................10-13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................14


Part II.   Other Information

      Item 1.     Legal Proceedings..........................................................15

      Item 2.     Changes in Securities......................................................15

      Item 3.     Defaults upon Senior Securities............................................15

      Item 4.     Submission of Matters to a Vote of Security Holders........................15

      Item 5.     Other Information.......................................................15,16

      Item 6.     Exhibits and Reports on Form 8-K...........................................17


Signatures...................................................................................18



Part I.   FINANCIAL  INFORMATION
Item I.   FINANCIAL STATEMENTS

                                              BLYTH, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


==========================================================================================================================
                                                                                              OCTOBER 31,     JANUARY 31,
(In thousands, except share data)                                                                    2000            2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                        $ 27,176        $ 46,047
Accounts receivable, less allowance for doubtful receivables
   of $2,284 and $2,154, respectively                                                             137,964          84,919
Inventories                                                                                       224,890         186,696
Prepaid expenses                                                                                    4,957           3,000
Deferred income taxes                                                                               1,438           1,200
--------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                       396,425         321,862
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Less accumulated depreciation of $135,628 and $113,044, respectively                           265,220         273,528

OTHER ASSETS:
Investments                                                                                        15,052          10,303
Excess of cost over fair value of assets acquired, net of
  accumulated amortization of $10,418 and $7,290, respectively                                     99,031         102,328
Deposits and other assets                                                                           9,503           5,075
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  123,586         117,706
--------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                              $785,231        $713,096
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                                             $ 51,711        $  5,572
Current maturities of long-term debt                                                               12,909          14,063
Accounts payable                                                                                   52,883          53,359
Accrued expenses                                                                                   45,470          51,819
Dividend payable                                                                                    4,706               -
Income taxes                                                                                        9,818           5,792
--------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                  177,497         130,605
DEFERRED INCOME TAXES                                                                              26,310          24,202
LONG-TERM DEBT, less current maturities                                                           172,817         176,587
MINORITY INTEREST AND OTHER                                                                           383           1,488
COMMITMENTS AND CONTINGENCIES                                                                           -               -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01 par
   value; no shares issued and outstanding                                                              -               -
Common stock - authorized 100,000,000 shares of $0.02 par value; issued
  and outstanding, 47,063,874 shares and 48,037,309 shares, respectively                              988             985
Additional contributed capital                                                                     96,661          93,784
Retained earnings                                                                                 380,436         320,384
Accumulated other comprehensive loss                                                              (12,902)         (4,760)
Treasury stock, at cost, 2,356,800 shares and 1,208,700 shares, respectively                      (56,959)        (30,179)
--------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                 408,224         380,214
--------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                                $785,231        $713,096
==========================================================================================================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             BLYTH, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (UNAUDITED)

==========================================================================================================================

NINE MONTHS ENDED OCTOBER 31, (In thousands, except per share data)
                                                                                               2000                1999
==========================================================================================================================
Net sales                                                                                  $826,885            $768,577
Cost of goods sold                                                                          350,808             332,994
------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                            476,077             435,583
Selling and shipping                                                                        281,050             252,781
Administrative                                                                               70,574              65,869
Amortization of goodwill                                                                      3,144               2,090
------------------------------------------------------------------------------------------------------------------------
                                                                                            354,768             320,740
------------------------------------------------------------------------------------------------------------------------
     Operating profit                                                                       121,309             114,843
Other expense (income):
     Interest expense                                                                        12,521               8,055
     Interest income and other                                                               (1,139)               (440)
     Equity in earnings of investees                                                            723               1,549
------------------------------------------------------------------------------------------------------------------------
                                                                                             12,105               9,164
------------------------------------------------------------------------------------------------------------------------
     Earnings before income taxes and minority interest                                     109,204             105,679
Income tax expense                                                                           40,737              40,396
------------------------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                                       68,467              65,283
Minority interest                                                                            (1,084)                428
------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                                          $ 69,551            $ 64,855
==========================================================================================================================
Basic:     Net earnings per common share                                                       1.45                1.34
           Weighted average number of shares outstanding                                     47,817              48,558
==========================================================================================================================
Diluted:   Net earnings per common share                                                       1.45                1.33
           Weighted average number of shares outstanding                                     48,105              48,925
==========================================================================================================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               BLYTH, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF EARNINGS
                                                       (UNAUDITED)


==========================================================================================================================

THREE MONTHS ENDED OCTOBER 31, (In thousands, except per share data)

                                                                                           2000                       1999
==========================================================================================================================
Net sales                                                                              $316,597                   $294,441
Cost of goods sold                                                                      139,919                    131,003
---------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                        176,678                    163,438
Selling and shipping                                                                     99,273                     88,991
Administrative                                                                           23,869                     21,470
Amortization of goodwill                                                                  1,048                        815
---------------------------------------------------------------------------------------------------------------------------
                                                                                        124,190                    111,276
---------------------------------------------------------------------------------------------------------------------------
     Operating profit                                                                    52,488                     52,162
Other expense (income):
     Interest expense                                                                     4,180                      3,679
     Interest income and other                                                               25                       (256)
     Equity in earnings of investees                                                        (64)                       273
---------------------------------------------------------------------------------------------------------------------------
                                                                                          4,141                      3,696
---------------------------------------------------------------------------------------------------------------------------
     Earnings before income taxes and minority interest                                  48,347                     48,466
Income tax expense                                                                       17,975                     18,426
---------------------------------------------------------------------------------------------------------------------------
     Earnings before minority interest                                                   30,372                     30,040
Minority interest                                                                             -                        152
---------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                                      $ 30,372                   $ 29,888
==========================================================================================================================
Basic:     Net earnings per common share                                               $   0.64                   $   0.62
           Weighted average number of shares outstanding                                 47,531                     48,365
==========================================================================================================================
Diluted:   Net earnings per common share                                               $   0.64                   $   0.61
           Weighted average number of shares outstanding                                 47,747                     48,748
==========================================================================================================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              BLYTH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

OCTOBER 31, (In thousands, except share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             ACCUMULATED
                                                  COMMON STOCK      ADDITIONAL                                     OTHER
                                               ------------------  CONTRIBUTED    RETAINED     TREASURY    COMPREHENSIVE
                                               SHARES      AMOUNT      CAPITAL    EARNINGS        STOCK             LOSS   TOTAL
---------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED OCTOBER 31, 1999:

Balance, January 31, 1999                     49,190,474    $984     $93,281      $227,995     $   (228)    $      -     $322,032

Net earnings for the period                                                         64,855                                 64,855
Foreign currency translation adjustments                                                                       (2,050)     (2,050)
                                                                                                                          --------
  Comprehensive income                                                                                                     62,805

Common stock issued in connection with
  exercise of stock options                       23,686                 324                                                  324

Treasury stock purchase                       (1,138,700)                                       (28,562)                  (28,562)
                                              ------------------------------------------------------------------------------------

Balance, October 31, 1999                     48,075,460    $984     $93,605       $292,850    $(28,790)     $ (2,050)   $356,599
==================================================================================================================================
FOR THE NINE MONTHS ENDED OCTOBER 31, 2000:

Balance, January 31, 2000                     48,037,309    $985     $93,784       $320,384    $(30,179)     $ (4,760)   $380,214

Net earnings for the period                                                          69,551                                69,551
Foreign currency translation adjustments                                                                       (9,796)     (9,796)
Unrealized holding gains on certain
  investments (net of tax $989)                                                                                 1,654       1,654
                                                                                                                         ---------
   Comprehensive income                                                                                                    61,409

Common stock issued in connection with
  exercise of stock options                      174,665       3       2,388                                                2,391

Tax benefit from stock options                                           489                                                  489

Dividends declared                                                                  (4,706)                                (4,706)
Dividends paid                                                                      (4,793)                                (4,793)
Treasury stock purchase                       (1,148,100)                                       (26,780)                  (26,780)
                                              ------------------------------------------------------------------------------------

Balance, October 31, 2000                     47,063,874    $988     $96,661      $380,436     $(56,959)     $(12,902)   $408,224
==================================================================================================================================


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               BLYTH, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

==========================================================================================================================

NINE MONTHS ENDED OCTOBER 31, (IN THOUSANDS)                                                           2000           1999
==========================================================================================================================
Cash flows from operating activities:
     Net earnings                                                                                  $ 69,551       $ 64,855
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Depreciation and amortization                                                           25,732         20,481
             Tax benefit from stock options                                                             489              -
             Deferred income taxes                                                                    2,874            838
             Equity in earnings of investees                                                            723          1,549
             Minority interest                                                                       (1,084)           428
     Changes in operating assets and liabilities, net of effect of business acquisitions:
             Accounts receivable                                                                    (53,045)       (53,327)
             Inventories                                                                            (35,705)       (44,865)
             Prepaid expenses                                                                          (783)         1,422
             Deposits and other assets                                                               (3,717)        (3,545)
             Accounts payable                                                                        (2,534)        (2,742)
             Accrued expenses                                                                        (5,244)         2,984
             Income taxes                                                                             2,922          8,989
---------------------------------------------------------------------------------------------------------------------------
                   Total adjustments                                                                (69,372)       (67,788)
---------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) operating activities                                  179         (2,933)
Cash flows from investing activities:
    Purchases of property, plant and equipment, net                                                 (20,617)       (35,618)
    Long term investments                                                                            (9,629)           655
    Purchase of businesses, net of cash acquired                                                       (434)       (38,967)
---------------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                                            (30,680)       (73,930)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                            2,391            324
    Purchase of treasury stock                                                                      (26,780)       (28,562)
    Borrowings from bank line of credit                                                              64,692        385,902
    Repayments on bank line of credit                                                               (18,553)      (365,000)
    Proceeds from issuance of long term debt                                                              -        150,000
    Repayments on long-term debt                                                                     (5,327)       (70,839)
    Dividends paid                                                                                   (4,793)             -
---------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                                         11,630         71,825
---------------------------------------------------------------------------------------------------------------------------
                   Net decrease in cash and cash equivalents                                        (18,871)        (5,038)
Cash and cash equivalents at beginning of period                                                     46,047         18,571
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $ 27,176       $ 13,533
==========================================================================================================================
Non-cash investing and financing activities:
    Cash dividend declared, $0.10 per share                                                        $  4,706       $      -


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

         The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the last Saturday in January. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at October 31, 2000 and the consolidated results of its operations and cash flows for the nine-month periods ended October 31, 2000 and 1999. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2000, as set forth in the Company's Annual Report on Form 10-K. Operating results for the nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

2.       INVENTORIES

         The components of inventory consist of the following (in thousands):

                                         OCTOBER 31, 2000       JANUARY 31, 2000
         ------------------------------------------------------------------------
         Raw materials                           $ 43,666               $ 40,071
         Work in procress                           2,515                  4,625
         Finished goods                           178,709                142,000
         ------------------------------------------------------------------------
                                                 $224,890               $186,696
         ========================================================================


3.       EARNINGS PER SHARE

         The components of basic and diluted earnings per share are as follows (in thousands):

                                                 THREE MONTHS     NINE MONTHS       THREE MONTHS     NINE MONTHS
                                                        ENDED           ENDED              ENDED           ENDED
                                                  OCTOBER 31,     OCTOBER 31,        OCTOBER 31,     OCTOBER 31,
                                                         2000            2000               1999            1999
-----------------------------------------------------------------------------------------------------------------
Net earnings                                          $30,372         $69,551            $29,888         $64,855
-----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
         Basic                                         47,531          47,817             48,365          48,558
         Dilutive effect of stock options                 216             288                383             367
-----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
         Diluted                                       47,747          48,105             48,748          48,925
-----------------------------------------------------------------------------------------------------------------


         As of October 31, 2000 and 1999, options to purchase 79,439 and 56,527 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

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


                                              THREE MONTHS ENDED OCTOBER 31,         NINE MONTHS ENDED OCTOBER 31,
                                              ------------------------------         ----------------------------
(In thousands)                                         2000             1999                2000              1999
===================================================================================================================
Net Sales:
    United States                                  $256,338         $234,876            $639,299          $598,573
    International(1)                                 60,259           59,565             187,586           170,004
-------------------------------------------------------------------------------------------------------------------
        Total                                      $316,597         $294,441            $826,885          $768,577
===================================================================================================================




                                              THREE MONTHS ENDED OCTOBER 31,         NINE MONTHS ENDED OCTOBER 31,
                                              ------------------------------         -----------------------------
(In thousands)                                         2000             1999                2000              1999
==================================================================================================================
Net Earnings:
    United States                                   $29,439          $28,159             $62,412           $57,722
    International(1)                                    933            1,729               7,139             7,133
-------------------------------------------------------------------------------------------------------------------
        Total                                      $ 30,372         $ 29,888            $ 69,551          $ 64,855
===================================================================================================================




                                                OCTOBER 31,      JANUARY 31,
(In thousands)                                         2000             2000
============================================================================
Long-Lived Assets:
    United States                                  $295,263         $289,480
    International(1)                                 84,040           96,679
-----------------------------------------------------------------------------
        Total                                      $379,303         $386,159
=============================================================================


(1) No individual country represents a significant amount of net sales, net earnings or long-lived assets.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NET SALES

         Net sales increased $58.3 million, or 7.6%, to $826.9 million in the first nine months of fiscal 2001 from $768.6 million in the first nine months of fiscal 2000. Net sales in the third quarter ended October 31, 2000, increased $22.2 million, or 7.5% to $316.6 million compared with $294.4 million a year earlier. This increase in sales is primarily attributable to sales growth in the Company's US business units which, taken together, grew 9.1% versus the third quarter a year ago. This includes sales of an acquired business as well as the adverse impact on sales of discontinued and de-emphasized businesses. The Company's overall sales growth in the third quarter, when compared to last year, was adversely impacted by more than two percentage points (similar to the first six months results) due to the further deterioration of European currencies against the dollar whereby the euro has decreased approximately 14% and the pound sterling has decreased approximately 8% from year ago levels. The Company's European business units achieved sales growth in excess of 10% in the third quarter compared to the same period last year, when measured in local currencies.

GROSS PROFIT

         Gross profit increased $40.5 million, or 9.3%, from $435.6 million in the first nine months of fiscal 2000 to $476.1 million in the first nine months of fiscal 2001. Gross profit margin increased from 56.7% for the first nine months of fiscal 2000 to 57.6% for the first nine months of fiscal 2001. Gross profit in the third quarter ended October 31, 2000 increased $13.3 million, or 8.1%, from $163.4 million for the quarter ended October 31, 1999 to $176.7 million. Gross profit margin increased from 55.5% for the quarter ended October 31, 1999 to 55.8% for the quarter ended October 31, 2000. The increase in gross profit as a percentage of net sales is reflective of a higher percentage of total sales of premium priced products.

SELLING AND SHIPPING EXPENSE

         Selling and shipping expense increased $28.3 million, or 11.2%, from $252.8 million in the first nine months of fiscal 2000 (32.9% of net sales), to $281.1 million in the first nine months of fiscal 2001 (34.0% of net sales). Selling and shipping expense increased $10.3 million, or 11.6%, from $89.0 million in the quarter ended October 31, 1999 (30.2% of net sales), to $99.3 million in the quarter ended October 31, 2000 (31.4% of net sales). The increases were primarily attributable to the higher percentage of total sales of premium priced products, for which sales expenses, as a percentage of net sales, are relatively higher.

ADMINISTRATIVE EXPENSE

         Administrative expense increased $4.7 million, or 7.1%, from $65.9 million in the first nine months of fiscal 2000 (8.6% of net sales) to $70.6 million in the first nine months of fiscal 2001 (8.5% of net sales). Administrative expense increased $2.4 million, or 11.2%, from $21.5 million in the quarter ended October 31, 1999 (7.3% of net sales) to $23.9 million in the quarter ended October 31, 2000 (7.5% of net sales). The decrease in administrative expenses as a percentage of net sales for the nine months ended October 31, 2000 versus a year ago reflects the continued leveraging of the Company's administrative overhead.

OPERATING PROFIT

         Operating profit increased $6.5 million, or 5.7%, to $121.3 million in the nine months ended October 31, 2000 compared with $114.8 million a year earlier. Operating profit in the third quarter ended October 31, 2000 increased $0.3 million, or 0.6%, to $52.5 million compared to $52.2 million in the same period last year. The increase in operating profit in the third quarter was negatively impacted by the deterioration of European currencies as discussed above. In addition third quarter operating profit reflects sluggish sales in the US mass candle channel as well as lower operating performance in the UK consumer retail businesses.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  (CONTINUED)

INTEREST EXPENSE

         Interest expense increased $4.4 million, or 54.3%, from $8.1 million in the first nine months of fiscal 2000 to $12.5 million in the first nine months of fiscal 2001. Interest expense increased $0.5 million, or 13.5%, from $3.7 million in the quarter ended October 31, 1999 to $4.2 million in the quarter ended October 31, 2000. The increase in interest expense is primarily attributable to the Company's $150.0 million public debt offering in September 1999.

INCOME TAXES

         Income tax expense increased $0.3 million, or 0.7%, from $40.4 million in the first nine months ended October 31, 1999 to $40.7 million in the first nine months ended October 31, 2000. Income tax expense decreased $0.4 million, or 2.2%, from $18.4 million in the quarter ended October 31, 1999 to $18.0 million in the quarter ended October 31, 2000. The effective income tax rate decreased from approximately 38.2% in the first nine months ended October 31, 1999 to approximately 37.4% in the first nine months ended October 31, 2000 due to the growth in countries with lower tax rates than the US.

NET EARNINGS

         As a result of the foregoing, net earnings increased $4.7 million, or 7.2%, from $64.9 million for the nine months ended October 31, 1999 to $69.6 million for the nine months ended October 31, 2000. Net earnings increased $0.5 million, or 1.7%, from $29.9 million in the quarter ended October 31, 1999 to $30.4 million in the quarter ended October 31, 2000.

         Basic earnings per share based upon the weighted average number of shares outstanding for the nine months ended October 31, 2000 increased $0.11 or 8.2%, to $1.45 compared to $1.34 for the nine months ended October 31, 1999. Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended October 31, 2000 increased $0.02, or 3.2%, to $0.64 compared to $0.62 for the quarter ended October 31, 1999. Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised or converted were $1.45 for the nine months ended October 31, 2000 compared to $1.33 for the same period last year, an increase of $0.12, or 9.0%. Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised or converted were $0.64 for the quarter ended October 31, 2000 compared to $0.61 for the same period last year, an increase of $0.03 or 4.9%.

LIQUIDITY AND CAPITAL RESOURCES

         Inventory decreased from $231.3 million at October 31, 1999 to $224.9 million at October 31, 2000. This translates to a decrease of 2.8% compared to sales growth of 7.6%, which is primarily a result of the Company's continued focus on effective inventory management. When compared to January 31, 2000, inventory increased $38.2 million, to $224.9 million at October 31, 2000. Accounts receivable increased $53.1 million, or 62.5% from $84.9 million at January 31, 2000 to $138.0 million at October 31, 2000, which reflects the normal seasonal business pattern. Accounts payable and accrued expenses decreased $6.8 million, or 6.5% from $105.2 million at January 31, 2000 to $98.4 million at October 31, 2000. The decrease in accounts payable and accrued expenses is attributable to normal payment patterns of operating expenses.

         Capital expenditures for property, plant and equipment were $20.6 million in the nine months ended October 31, 2000. Capital expenditures were primarily investments in new equipment and improvements to existing plant and equipment and information technology. The Company anticipates capital spending of approximately $25.0 million for fiscal 2001, to be used primarily for upgrades to machinery and equipment in existing facilities, and information technology.

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

         The Company's primary capital requirements are for working capital to fund the increased inventory and accounts receivable required to sustain the Company's sales growth, for capital expenditures and acquisitions. The Company believes that cash on hand, cash from operations, and available borrowings under the Credit Facility and lines of credit described below, will be sufficient to fund its operating requirements, capital expenditures, stock repurchase program, dividends, and all other obligations for the next twelve months.

         Pursuant to the Company's revolving credit facility as amended on September 14, 1999 ("Credit Facility"), which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (9.50% at October 31, 2000) or at the eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At October 31, 2000, approximately $2.4 million in letters of credit was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At October 31, 2000, the Company was in compliance with such covenants.

         As of October 31, 2000, the Company had a total of $60.0 million available under uncommitted bank lines of credit maturing in January 2001 and August 2001. Amounts outstanding under the lines of credit bear interest, at the Company's option, at short term fixed rates, at the banks' prime rate (9.50% at October 31, 2000) or at the eurocurrency rate plus a credit spread. At October 31, 2000, $7.4 million was outstanding under the lines of credit at a weighted average interest rate of 6.94%.

         As of September 30, 2000, Liljeholmens Stearinfabriks AB ("Liljeholmens"), had available lines of credit of approximately $32.3 million, of which approximately $16.6 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.42% at September 30, 2000. The lines of credit are renewed annually.

         Colony Gift Corporation, Ltd. ("Colony"), has a short term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2001, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $29.5 million, collateralized by certain of Colony's assets. As of September 30, 2000, Colony had borrowings under the credit facility of approximately $27.7 million, at a weighted average interest rate of 6.55%.

         At September 30, 2000, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of September 30, 2000 under the loan agreements was approximately $17.8 million with variable interest rates ranging from 3.60% to 6.0%, of which $9.0 million relates to current maturities. The loans are collateralized by certain of Liljeholmens' real estate and by a pledge of Liljeholmens' shares in its subsidiaries.

         Net cash provided by operating activities amounted to $0.2 million for the nine months ended October 31, 2000 compared to a use of $2.9 million for the nine months ended October 31, 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Company's Board of Directors has authorized the Company to repurchase up to 3,000,000 shares of its common stock under the Company's Stock Repurchase Plan. As of October 31, 2000, the Company had purchased on the open market an aggregate of 2,356,800 common shares for a total cost of approximately $57.0 million. The acquired shares are held as common stock in treasury at cost.

         On September 6, 2000 the Company declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended July 31, 2000. The dividend was payable to shareholders of record as of November 1, 2000 and was paid on November 15, 2000 in the amount of $4.7 million.

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

         During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the income statement classification for shipping and handling fees and costs and will be effective for the fourth quarter of fiscal 2001. The Company is currently evaluating the effect of the application of EITF Issue No. 00-10 on the presentation of its results of operations and financial position.

         Also, in May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives. The effective date has been delayed until June 30, 2001. The Company is currently evaluating the effect of the application of EITF Issue No. 00-14 on the presentation of its results of operations and financial position.

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

INTEREST RATE RISK

As of November 30, 2000 the Company is subject to interest rate risk on approximately $44.1 million of variable rate debt, including Liljeholmens and Colony Gift. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $441,000 if applied to the total variable rate debt.

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

The following table provides information about the Company's foreign exchange forward contracts at October 31, 2000.


                                                                         U.S. DOLLAR                AVERAGE        ESTIMATED
(In thousands, except average contract rate)                         NOTIONAL AMOUNT          CONTRACT RATE       FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------
Canadian Dollar                                                              $ 4,570                   1.47             $167
Swiss Franc                                                                   11,038                   1.77              192
Euro                                                                           6,585                   0.90              376
Pound Sterling                                                                 7,153                   1.49              196
-----------------------------------------------------------------------------------------------------------------------------
                                                                             $29,346                                    $931
=============================================================================================================================


The foreign exchange contracts outstanding as of October 31, 2000 have maturity dates ranging from November 2000 through January 2001.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION

         The Company is including the following cautionary statement in this Report to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company and its representatives may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the following cautionary statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Such forward-looking statements are expected to be based on various assumptions, many of which are based, in turn, upon further assumptions.

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

Risk of Inability to Maintain Growth Rate

         The Company has grown substantially in recent years. We expect that our future growth will be generated by sales to the faster growing worldwide consumer market for home fragrance products. The market for our institutional products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including the following: market acceptance of existing products, the successful introduction of new products, the ability to recruit independent sales consultants and increases in production and distribution capacity to meet demand. The home fragrance products industry is driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. We expect that, as we grow, our rate of growth will be less than our historical growth rate. In addition, we have grown in part through acquisitions and there can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to successfully integrate acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

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

Dependence on Key Management Personnel

        Our success depends upon the contributions of key management personnel, particularly our Chairman, Chief Executive Officer and President, Robert
        B. Goergen. While we have an employment agreement with Mr. Goergen, we do not have employment agreements with any of our other key management personnel. The loss of any of the key management personnel could have a material adverse effect on the Company.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

                  10.10 Employment Agreement, dated as of August 1, 2000, between the Registrant and Robert B. Goergen.

                  27. Financial data schedule, as of, and for the period ended October 31, 2000.

     b) Reports on Form 8-K

        During the fiscal quarter ended October 31, 2000, the Company filed the following Current Report on Form 8-K:

                       Current Report on Form 8-K on September 5, 2000 to file as an exhibit the press release announcing the Company's results of operations for the fiscal quarter ended
                       July 31, 2000.

                       Current Report on Form 8-K on September 5, 2000 to file as an exhibit a press release reporting the Company's comments on the full-year outlook.

                       Current Report on Form 8-K on September 7, 2000 to file as an exhibit the press release announcing the Company's declaration of a semi-annual dividend.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                  BLYTH, INC.



         Date:    December 14, 2000               By: /s/ Robert B. Goergen
                  -----------------                  -------------------------
                                                  Robert B. Goergen
                                                  Chief Executive Officer




         Date:    December 14, 2000               By: /s/ Richard T. Browning
                  -----------------                  -------------------------
                                                  Richard T. Browning
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                    DESCRIPTION                          PAGE NO.
-------                    -----------                          --------
10.10                      Employment Agreement                 N/A

27.                        Financial data schedule              N/A
