Form 10-K
period 2001-01-31
BLYTH INC
filed 2001-05-01
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                    FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 ------------
FOR THE FISCAL YEAR ENDED
    JANUARY 31, 2001                               COMMISSION FILE NO. 1-13026

                                   BLYTH, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                         36-2984916
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

      ONE EAST WEAVER STREET
      GREENWICH, CONNECTICUT                                      06831
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

      As of April 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,078,294,040 billion based on the closing price of the registrant's Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

      As of April 16, 2001, there were 47,087,076 outstanding shares of Common Stock, $0.02 par value.

DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of the 2001 Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2001 (Incorporated into Part
            III)

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business...........................................................3

Item 2.   Properties.........................................................13

Item 3.   Legal Proceedings..................................................14

Item 4.   Submission of Matters to a Vote of Security Holders................14


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters..........................................................14

Item 6.   Selected Consolidated Financial Data...............................15

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... 16-23

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......24-26

Item 8.   Financial Statements and Supplementary Data.....................28-46

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................47


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................47

Item 11.  Executive Compensation.............................................47

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....47

Item 13.  Certain Relationships and Related Transactions.....................47


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....47

PART I

ITEM 1. BUSINESS

(A)   GENERAL DEVELOPMENT OF THE BUSINESS

Blyth, Inc. (together with its subsidiaries, the "Company", which may be referred to as "we", "us" or "our") designs, manufactures, markets and distributes an extensive line of candles and home fragrance products and non-fragranced products. The Company has operations within and outside the United States and sells its products worldwide.

Since becoming a public company, our net sales have grown substantially in the last seven years. Internal growth and acquisitions have contributed to such growth. Internal growth has been generated by increased sales of candles and home fragrance products and non-fragranced products to consumers worldwide, the introduction of new products and product line extensions, and geographic expansion. We have successfully integrated numerous acquisitions and investments into our operations since the Company's formation in 1977.

Our home page on the Internet is at www.blythinc.com. You can learn more about us by visiting that site. That information, however, is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.


(B) DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

During the fourth quarter of fiscal 2001, the Company announced a realignment of its business strategy and the formation of a new business segment, the non-fragranced products segment. The Company operates in two business segments: candles and home fragrance products, and non-fragranced products, which accounted for approximately 88.8% and 11.2%, respectively, of consolidated net sales for the fiscal year ended January 31, 2001. The financial information relating to these business segments for each of the years in the periods ended January 31, 2001, 2000 and 1999 appearing in Note 13 to the Company's consolidated financial statements in this Annual Report on Form 10-K is incorporated herein by reference. Further description of each business segment is provided below:

CANDLES AND HOME FRAGRANCE PRODUCTS

The candles and home fragrance products designed, manufactured, marketed and distributed by the Company primarily include scented and unscented candles, aromatherapy candles, potpourri and environmental fragrance products, including air fresheners, filters and sprays, and a broad range of candle accessories. These products are sold under various brand names through a wide variety of distribution channels.

In managing our day to day business, as well as evaluating strategic opportunities, the Company is focused on the worldwide consumer market for candles and home fragrance products and related accessories.

Within the worldwide consumer market for candles and home fragrance products, we focus on two primary areas: the consumer market in the United States and markets outside the United States.

UNITED STATES CONSUMER MARKET

With respect to the consumer market in the United States, our candles and home fragrance brands continued to grow in fiscal year 2001. Through the activities of PartyLite Gifts, Inc., Candle Corporation of America, Endar Corp., and Fragrance Solutions, Inc., we market our candles and home fragrance products through a variety of distribution channels and tailor our products, designs, packaging and prices to satisfy the varying demands of customers within each distribution channel.

Specifically, we sell our candles and home fragrance products direct to the consumer through a network of independent sales consultants, as well as to department and gift stores, specialty chains, food and drug stores, and mass merchandisers, and through independent sales representatives and Company sales managers. We support all of the above by providing them with comprehensive product catalogues and samples to market our everyday, promotional and seasonal product lines.

Our direct selling activities reach consumers by utilizing a network of independent sales consultants to sell candles and home fragrance products through the home party plan method of selling. Our independent sales consultants receive their earnings based on sales of our products at home parties organized by them, as well as through home parties organized by other consultants recruited by them. Over 35,000 independent sales consultants were selling in the United States in fiscal year 2001; and, we were represented by independent sales consultants in all 50 states. Our direct selling activity continued to demonstrate growth in fiscal year 2001.

We believe that certain advantages arise from having a broad mix of distribution channels. For example, successful new ideas and research can be shared across channels among our marketing groups. We believe that our competitive position in all markets is enhanced by our ability to respond quickly to new orders and our ability to assist customers through inventory management and control and to satisfy delivery requirements through on-line ordering.

MARKETS OUTSIDE THE UNITED STATES

We continue to focus on becoming a worldwide home fragrance company built mainly around candles, but also including related products. We market our candles and home fragrance products outside (as well as inside) the United States direct to the consumer through a network of independent sales consultants, as well as to department and gift stores, specialty chains, and mass merchandisers and through independent sales representatives, and Company sales managers. During fiscal year 2001, the Company had independent direct selling sales consultants in the following geographical areas: Austria, England, Finland, France, Germany, Italy, Luxembourg, Northern Ireland, Switzerland, and Canada. The Company has a total of approximately 49,000 active selling consultants worldwide (including the United States). In fiscal year 2002, we have begun our direct selling operations in Mexico. The Company is the leading manufacturer and marketer of fragranced candles and related products to mass merchants, department and gift stores in Europe through the activities of the Colony Group, the Gies Group and Wax Lyrical, Ltd., our specialty retailer in the United Kingdom. Our Ambria(TM), Asp-Holmblad(TM), Carolina Designs(R), Colony(R)(1)(2), Gies(TM)(1), Liljeholmens(R), and Wax Lyrical(TM) brand products are sold through retailers and have their highest market shares in the United Kingdom, Germany, Sweden and Denmark. In fiscal year 2001, the Colony Group expanded its business operations into Italy and Spain through joint ventures, and the Company successfully completed the restructuring of its Gies/Liljeholmens Group.

We believe that international markets, including Canada, offer the Company significant potential for growth. In fiscal year 2001, approximately 27.5% of our total sales were outside of the United States and our international sales growth rate was approximately 2%.

Our international operations also include exports of products sold through Company sales managers and independent sales representatives, which compete in the markets of Canada, Europe, Latin America and the Pacific Rim, to independent distributors, department and gift stores, mass merchandisers and Foodservice distributors. We currently plan to continue to expand internationally through the establishment of foreign-based marketing and distribution operations.

More detailed information regarding geographic area data is set forth in Note 13 to the Company's consolidated financial statements.

In fiscal year 2002, we plan to grow the candles and home fragrance products segment of our business for the most part organically, both domestically and internationally, with the possibility of some smaller acquisition-related growth.

NON-FRAGRANCED PRODUCTS

The Company designs, manufactures, markets and distributes a broad range of non-fragranced products, including decorative gift bags and tags and seasonal decorations under the brand names Jeanmarie(R) and Impact(TM). We are also a producer of portable heating fuel and other institutional products sold under various brand names, including Sterno(R) and HandyFuel(R). We sell these products, both domestically and internationally, through independent sales representatives and distributors.

Through the activities of JMC Impact, Inc.(3), we market our decorative gift bags, tags and seasonal decorations primarily to the mass market and tailor our non-fragranced products, designs and packaging to meet the varying demands of customers within these channels.

The Company also services, through its institutional products group, the Foodservice market where it is a supplier of institutional non-fragranced products to restaurants, hotels and other institutional customers. We sell these products through independent sales representatives, independent Foodservice distributors, and Company sales managers. Sales of the Sterno(R) and HandyFuel(R) brands grew in fiscal year 2001 at 2.5 times industry growth rates. Institutional sales in fiscal year 2001 were less than ten percent of the Company's total sales. In fiscal year 2002, we plan to continue our growth in the non-fragranced products segment through internal sales growth, as well as acquisitions.

On April 11, 2001, the Company acquired Midwest of Cannon Falls, Inc., a leading creative expressions company in the wholesale decorative products and giftware industry. The Midwest of Cannon Falls(R) brand of holiday giftware, home accents and garden products is sold by over 17,000 retailers nationwide.

In fiscal year 2001, we exited two product lines, citronella candles and religious candles, since we believe these products no longer offer the sales and profit growth opportunities we foresee for the Company overall.

The Company continues actively to pursue strategic acquisitions in the following areas: paper-related and seasonal decorative products and Foodservice products, mirroring businesses in which the Company is already engaged, as well as giftware and premium personal care products, both of which are closely related to current established product lines.

PRODUCT BRAND NAMES

Our key brand names under which our candles and home fragrance products are sold, in alphabetical order, are:
Ambria(TM)
Ambria Natural Elements(R)
Aromatics(TM)
Asp-Holmblad(TM)(1)
Being(TM)
Candle Corporation of America(TM)
Canterbury(R)
Carolina Designs(R)
Colonial Candle of Cape Cod(R)
Colonial at HOME(R)
Colony(R)(1) (2)
Eclipse Candles(TM)(1) (2)
Endar(TM)
FilterMate(R)
Florasense(R)
Fragrance Originals(R)
Fragrance Solutions(TM)
Gies(TM)(1)
Indulgences(TM)
Kate's Original Recipe(TM)
Kate's Simple Pleasures(TM)
Liljeholmens(R)
Old Harbor Candles(R)
Original Recipe(R)
PartyLite(R)
Wax Lyrical(TM)

Our key brand names for our non-fragranced products, in alphabetical order, are:

Canned Heat(TM)
HandyFuel(R)
Impact(TM)
Jeanmarie(R)
Midwest of Cannon Falls(R)(5)
Sterno(R)

NEW PRODUCT DEVELOPMENT

Each year we develop and introduce new products for the candles and home fragrance products segment and non-fragranced products segment to satisfy changing consumer tastes. The new product development process is coordinated by the Company on a worldwide basis by teams comprised of brand managers, product managers, designers, global sourcing personnel, research and development laboratory technicians, manufacturing engineers and sales managers.

New product concepts are directed to the marketing departments from all areas within the Company, as well as from the Company's independent sales representatives. The new product development process, including technical research, fragrance studies, market research, comparative analysis, engineering specifications, feasibility studies, safety assessments, testing and evaluation can require from 3 to 18 months to complete. In total, new products have typically accounted for at least 15% of our net sales in the first full year following introduction.

The Company's focus on new product development and product line extensions specific to each channel of distribution and segment has been an important element of its efforts to become a leading candles and home fragrance products and non-fragranced products company. With continual introduction of new designs, new forms, new shapes, new fragrances, and innovative packaging, the Company continues to enjoy its sales growth and profitability. In fiscal year 2001 the Company introduced new products such as the Frosted Line and Simmer Snaps(TM) in the Colonial at HOME(R) product line and Kate's Simple Pleasures(TM), an extension of the Kate's Original Recipe(TM) brand, as well as Being(TM) and Ambria Natural Elements(R), to name a few.

MANUFACTURING, SOURCING AND DISTRIBUTION

In both our business segments, we are continuously attempting to reduce our costs through more efficient worldwide production, sourcing and distribution methods, technological advancements and consolidating and rationalizing acquired equipment and facilities. Since our 1994 initial public offering, we have invested over $250 million in new facilities and more advanced equipment in order to lower manufacturing costs, improve product quality and significantly increase manufacturing capacity so that we may meet expected future sales growth and improve time to market. However, in fiscal year 2001, in order to rationalize and restructure our European consumer activities encompassing the Colony Group, the Gies Group and Wax Lyrical, Ltd., our specialty retailer in the United Kingdom, we took steps to close four manufacturing facilities. We believe that these closings will permit us to reposition these businesses more effectively for growth and profitability in fiscal year 2002.

The manufacture of the Company's candles and home fragrance products and non-fragranced products involves the use of various highly automated processes and technologies, as well as certain hand crafting and finishing. During recent years, we have invested in new automated machinery and process control systems that we believe have resulted and will continue to result in significant cost savings and capacity expansion.

Since many of our products, especially our candle-related accessories and non-fragranced products, are manufactured by others based on our design specifications, our global sourcing approach is very important to our new product development process, as well as to managing product quality and cost. To maximize distribution efficiencies, we operate a network of stand-alone highly automated distribution facilities in addition to distribution facilities in our manufacturing plants.

In fiscal year 2001, we expanded our corporate research and development space located in Batavia, Illinois. This state-of-the-art research and development center became the Company's worldwide center of technical and product innovation.

TECHNOLOGICAL ADVANCEMENTS

We have invested substantial sums in technological initiatives, including Internet-based technology, and we are seeing the benefits. PLANET - or PartyLite Application for the NET - is a Web-based Extranet being rolled out to all PartyLite independent sales consultants in North America. We believe that PLANET's automated order entry system will help to eliminate most common errors and speed orders through faster processing and delivery, resulting in superior customer service. Further, by easing the administrative workload and providing tools with which to track sales and programs, we believe PLANET will help consultants build their businesses more effectively. And, as an added benefit, the improved accuracy of an automated order entry system should result in administrative cost savings for the Company.

CUSTOMERS

Throughout the world, customers for our candles and home fragrance products and non-fragranced products include department and gift stores, mass merchandisers including specialty chains, food and drug stores, and individual consumers (served by independent sales consultants through the home party plan method). Our institutional customers are primarily major hotel and restaurant chains and distributors servicing the institutional Foodservice market. No single customer accounts for 10% or more of our sales of candles and home fragrance products and non-fragranced products.

COMPETITION

Both of our business segments are highly competitive. The principal competitive factors are new product introductions, product quality, delivery time and reliability, customer service and price. The domestic and international markets for candles and home fragrance products, as well as for non-fragranced products, are highly fragmented. Numerous suppliers service these markets. Because there are relatively low barriers to entry, the Company may face future competition from other consumer product companies, which may have substantially greater financial and marketing resources than those available to the Company.

EMPLOYEES

As of January 31, 2001, the Company had approximately 4,600 full-time employees. Of those, approximately 3,600 are non-salaried, of which approximately 35% are outside the United States. Approximately 150 hourly workers in the Company's Chicago, Illinois and Brooklyn, New

York(4) facilities are represented by Local 777 of the Teamsters and Local 422-S of the AFL-CIO. Contracts with these unions will expire in June 2003 and June 2002, respectively. Also, approximately 50 workers for the Gies Group are represented by the IG Chemie union in our facility in Germany. The contracts with this union will expire in April 2002. The remaining employees, approximately 97% of total employees, are salaried and non-salaried, non-unionized employees. We believe that our relations with our employees are good. Since its formation in 1977, the Company has never experienced a work stoppage.

RAW MATERIALS

All of the raw materials used by the Company for its candles and home fragrance products and non-fragranced products, principally petroleum based wax, fragrance and glass containers, have historically been available in adequate supply from multiple sources.

TRADEMARKS AND PATENTS

The Company owns numerous United States trademark registrations and has trademark applications pending in the United States Patent and Trademark Office with respect to certain candles and home fragrance products and non-fragranced products. In addition, we register certain trademarks in certain foreign countries. All of our United States trademark registrations can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. We regard these trademarks as valuable assets for our candles and home fragrance products and non-fragranced products business segments. Although we own certain patents used primarily in the non-fragranced products segment that we consider valuable, our total business is not dependent upon any single patent or group of patents.

ENVIRONMENTAL LAW COMPLIANCE

Most of our manufacturing and distribution and certain research operations are affected by federal, state and local environmental laws and international environmental laws. These laws relate to the discharge of materials or otherwise with respect to the protection of the environment. We have made and intend to continue to make necessary expenditures for compliance with applicable laws. We do not believe these expenditures will have any material effect on our capital expenditures, earnings or competitive position.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR DISCLOSURE AND ANALYSIS IN THIS REPORT AND IN OUR 2001 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN USUALLY IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY OFTEN USE WORDS SUCH AS "ANTICIPATE", "ESTIMATE", "EXPECT", "PROJECT", "INTEND", "PLAN", "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, PROSPECTIVE PRODUCTS OR PRODUCT APPROVALS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED PRODUCTS, SALES EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND FINANCIAL RESULTS. FROM TIME TO TIME,

WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN OUR 2001 ANNUAL REPORT TO SHAREHOLDERS AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THIS DISCUSSION, FOR EXAMPLE, PRODUCT COMPETITION AND THE COMPETITIVE ENVIRONMENT, WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

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

|X|   RISK OF INABILITY TO MAINTAIN GROWTH RATE

The Company has grown substantially in past years. We expect that our future growth will be generated by sales to the faster-growing worldwide consumer market for candles and home fragrance products and non-fragranced products. The market for our Foodservice products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including the following: market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, sourcing of raw materials, and increases in production and distribution capacity to meet demand. The candles and home fragrance products and the non-fragranced products industries are driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. In addition, our sales and earnings results have recently been impacted negatively by a slowing of the United States economy as a whole and by a drop in consumer confidence at both the individual and retailer levels. There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future. If the United States economy continues to slow and/or consumer confidence continues to drop, our operating results may be materially adversely affected. Also recently, we have incurred certain one-time expenses in connection with the restructuring of our U.S. and European consumer wholesale operations and our exit from certain lower margin product lines. While we expect these actions to position us more effectively for continued growth and profitability, there can be no assurance that we will achieve these results. We expect that, as we grow, our rate of growth will be less than our historical growth rate. Our growth in both the candles and home fragrance products segment and the non-fragranced products segment has been due, in part, to acquisitions. We expect our future growth in the candles and home fragrance segment to be primarily organic, with the possibility of selective acquisitions. We continue to pursue strategic acquisitions in certain areas of the non-fragranced segment. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

|X|   RISKS ASSOCIATED WITH INTERNATIONAL SALES AND FOREIGN-SOURCED PRODUCTS

Our international business has grown at a faster rate than sales in the United States in recent years. In addition, we source a portion of our candles, accessories and decorative gift bags and seasonal decor from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons we are subject to the following risks inherent in foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes) and trade and foreign tax laws. In particular, during fiscal year 2001, declining European currencies had a significant negative impact on our international sales results. If European currencies remain weak or decline further, our operating results may be materially adversely affected.

|X|   ABILITY TO RESPOND TO INCREASED PRODUCT DEMAND

Our internal growth has required increases in personnel, expansion of production and distribution facilities, and enhancement of management information systems. Our ability to meet future demand for candles and home fragrance products and non-fragranced products will be dependent upon success in (1) training, motivating and managing new employees, (2) bringing new production and distribution facilities on line in a timely manner, (3) improving management information systems in order to respond promptly to customer orders and (4) improving our ability to forecast anticipated product demand in order to continue to fill customer orders promptly. If we are unable to meet future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

|X|   RAW MATERIALS

For certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such raw material shortages have not previously had, and are not expected to have, a material adverse effect on the Company's operations.

|X|   DEPENDENCE ON KEY MANAGEMENT PERSONNEL

Our success depends upon the contributions of key management personnel, particularly our Chairman, Chief Executive Officer and President,

Robert B. Goergen. We do not have employment contracts with any of our key management personnel except for Mr. Goergen, nor do we maintain any key person life insurance policies. Also, certain of our senior executives have assumed new positions recently. The loss of any of the key management personnel or the inability of executives to perform their new positions could have a material adverse effect on the Company.

|X|   COMPETITION

Our business is highly competitive, both in terms of price and new product introductions. The worldwide market for candles and home fragrance products, as well as for non-fragranced products, is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry to the candles and home fragrance products and non-fragranced products industries, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us. From time to time during the year-end holiday season, we compete with companies offering candles manufactured in foreign countries, particularly China. In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

--------
(1) Sold only outside the United States.
(2) The Colony(R) trademark is registered in the United Kingdom and other countries outside of the United States. In the United States they are sold by another company.
(3) Formerly Jeanmarie Creations, Inc.
(4) The Company entered into an agreement on January 18, 2001 pursuant to which the assets and employees located at the Brooklyn facility are expected to be assigned to another company.
(5) The Company acquired the Midwest of Cannon Falls(R) trademark on April 11, 2001.

ITEM 2.  PROPERTIES

      The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:


LOCATION                      USE                    APPROXIMATE SQUARE FEET
--------                      ---                    -----------------------
                                                         OWNED    LEASED
                                                         -----    ------
Batavia, Illinois(1)........  Manufacturing            334,000        []
Brooklyn, New York..........  Distribution                  []    30,000
Caldas da Rainha, Portugal .  Manufacturing and
                              related distribution     230,000        []
Carol Stream, Illinois......  Distribution                  []   651,000
Chicago, Illinois...........  Manufacturing and
                              related distribution     168,000        []
Clara City, Minnesota.......  Manufacturing and
                              related distribution               220,000
Cumbria, England............  Manufacturing and
                              related distribution     263,000    52,000
Diessenhofen, Switzerland(2)  Manufacturing and
                              related distribution     146,000        []
Elkin, North Carolina.......  Manufacturing and
                              related distribution     690,000        []
Glinde, Germany............   Manufacturing and
                              related distribution     172,000        []
Heidelberg, Germany.........  Distribution                        55,000
Maynard, Minnesota..........  Manufacturing and
                              related distribution      54,000
Miami, Florida(3)...........  Manufacturing and
                              related distribution      22,000        []
Hyannis, Massachusetts......  Manufacturing             69,000        []
Memphis, Tennessee .........  Distribution                       406,000
Monterrey, Mexico...........  Manufacturing                 []   181,000
Montgomery, Illinois(4).....  Distribution                  []   183,000
Ontario, Canada.............  Distribution                  []    41,000
Oskarshamm, Sweden..........  Manufacturing and
                              related distribution          []   123,000
Plymouth, Massachusetts.....  Distribution              59,000        []
Temecula, California.......   Manufacturing and
                              related distribution          []   305,000
Texarkana, Texas............  Manufacturing and
                              related distribution     149,000        []
Thomasville, Georgia........  Manufacturing and
                              related distribution      66,000        []
Tilburg, Netherlands........  Distribution             327,000        []
Tijuana, Mexico.............  Manufacturing                 []   105,000
Tulsa, Oklahoma.............  Distribution              98,000    81,000

=========================================================================

      The Company's executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space).

------------
1 The number shown does not include 32,000 square feet of Research & Development space used for office and laboratories.
2 The Company is currently engaged in negotiations with a third party to sell this facility and possibly lease it back from such third party.
3 The Company entered into an agreement on January 18, 2001 pursuant to which the Company sold this facility on February 27, 2001.
4 Facility is leased by third party service provider; the Company pays provider an all-inclusive service fee.

Most of the Company's properties are currently being utilized for their intended purpose except as footnoted above.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company's management, existing litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 2001 annual meeting of stockholders will be held on June 12, 2001. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:


                                                  FISCAL 2000
                                           (ENDED JANUARY 31, 2000)

                                               HIGH        LOW
                                               ----        ---
First Quarter                                 $28.00      $21.50
Second Quarter                                $34.56      $23.00
Third Quarter                                 $31.75      $23.63
Fourth Quarter                                $26.75      $22.19


                                                  FISCAL 2001
                                           (ENDED JANUARY 31, 2001)
                                               HIGH          LOW
                                               ----          ---
First Quarter                                 $32.56      $21.50
Second Quarter                                $33.13      $27.13
Third Quarter                                 $29.94      $21.94
Fourth Quarter                                $27.38      $21.44


                                                  FISCAL 2002
                                           (ENDED JANUARY 31, 2002)
                                               HIGH          LOW
                                               ----          ---
First Quarter (through April 16, 2001)        $24.37      $22.10

As of April 16, 2001, there were 2,727 registered holders of record of the Company's Common Stock. On March 28, 2001, the Company's Board of Directors declared a regular semi-annual cash dividend in the amount of $0.10 per share of Common Stock payable in the second quarter of fiscal year 2002.

ITEM 6.

                      SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below are selected summary consolidated financial and operating data of the Company for fiscal years 1997 through 2001, which have been derived from the Company's audited financial statements for those years. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report to Shareholders on Form 10-K.

                                                                                    YEAR ENDED JANUARY 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                               1997           1998          1999           2000            2001
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AND PERCENT DATA)
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA:
  Net sales (1)                                            $   557,601    $   721,221    $   915,342    $ 1,149,994    $ 1,197,197
  Gross profit (1)                                             287,210        383,234        489,077        597,610        625,725
  Operating profit                                              74,047         98,774        128,237        164,001        145,244
  Interest expense                                               3,554          4,816          6,653         12,104         15,876
  Earnings before income taxes, minority interest
    and cumulative effect of accounting change                  71,939         89,930        122,890        150,390        130,690
  Earnings before minority interest and
    cumulative effect of accounting change                      42,951         54,862         74,503         92,847         80,715
  Net earnings (3)                                              42,757         54,590         74,502         92,389         79,562
  Basic net earnings per common share
    before cumulative effect of accounting change (2,3)           0.89           1.11           1.52           1.91           1.69
  Cumulative effect of accounting change (3)                        --             --             --             --          (0.02)
                                                           -----------    -----------    -----------    -----------    -----------
                                                                  0.89           1.11           1.52           1.91           1.67
  Diluted net earnings per common share
     before cumulative effect of accounting change (2,3)          0.88           1.10           1.50           1.89           1.69
  Cumulative effect of accounting change (3)                        --             --             --             --          (0.02)
                                                           -----------    -----------    -----------    -----------    -----------
                                                                  0.88           1.10           1.50           1.89           1.66
  Cash dividends paid                                               --             --             --             --           0.20
  Basic weighted average number
    of common shares outstanding (2)                            47,974         49,063         49,165         48,471         47,629
  Diluted weighted average number
    of common shares outstanding (2)                            48,476         49,543         49,604         48,818         47,902
Operating Data:
  Gross profit margin                                             51.5%          53.1%          53.4%          52.0%          52.3%
  Operating profit margin                                         13.3%          13.7%          14.0%          14.3%          12.1%
  Capital expenditures                                     $    50,526    $    62,481    $    42,611    $    47,740    $    25,322
  Depreciation and amortization                                  8,778         12,396         19,798         28,107         33,383
Balance Sheet Data:
  Working capital (2, 3)                                   $   113,177    $   140,101    $   143,160    $   191,257    $   224,413
  Total assets (2, 3)                                          303,879        447,390        576,783        713,096        763,470
  Total debt (2)                                                44,704        120,630        127,040        196,222        199,968
  Total stockholders' equity (3)                               189,403        246,832        322,032        380,214        421,794
-----------------------------------------------------------------------------------------------------------------------------------

----------
(1) ALL PERIODS HAVE BEEN RESTATED TO REFLECT THE ADOPTION OF "EMERGING ISSUES TASK FORCE" ("EITF") 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" (SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS, "ACCOUNTING CHANGES").
(2) RESTATED FOR A JUNE 1997 THREE-FOR-TWO STOCK SPLIT, WHICH WAS EFFECTED AS A STOCK DIVIDEND. EARNINGS PER COMMON SHARE FOR FISCAL 1997 REFLECTS THE ISSUANCE OF 993,745 SHARES OF COMMON STOCK IN CONNECTION WITH THE ACQUISITION OF NEW IDEAS INTERNATIONAL, INC. IN DECEMBER 1996. EARNINGS PER COMMON SHARE FOR ALL PERIODS GIVE EFFECT TO THE ISSUANCE OF 1,900,786 SHARES OF COMMON STOCK IN CONNECTION WITH THE ACQUISITION OF ENDAR CORP. IN MAY 1997. EARNINGS PER COMMON SHARE FOR THE APPLICABLE PERIODS ALSO INCLUDES THE RESULTS OF OPERATIONS OF JEANMARIE CREATIONS, INC., 100% OWNED, OF WHICH 80% WAS ACQUIRED IN APRIL 1995, WITH AN ADDITIONAL 4% BEING ACQUIRED EACH SUBSEQUENT YEAR BEGINNING IN MAY 1996, THE RESULTS OF OPERATIONS OF NEW IDEAS INTERNATIONAL, INC., WHICH WAS ACQUIRED IN DECEMBER 1996, THE DECEMBER 1997 ACQUISITION OF THE STERNO(TM) AND HANDYFUEL(TM) ASSETS, AND THE RESULTS OF OPERATIONS FROM THE COMPANY'S ACQUISITION OF THE REMAINING 50% OF COLONY GIFT CORPORATION, LTD., IN MAY 1999 WHICH WAS PREVIOUSLY INCLUDED AS AN EQUITY INVESTMENT, NONE OF WHICH HAD A MATERIAL EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS IN THE PERIOD DURING WHICH THEY OCCURRED, OR THEREAFTER, AND ALSO INCLUDES THE RESULTS OF OPERATIONS OF ENDAR CORP., WHICH WAS ACQUIRED THROUGH A POOLING OF INTERESTS IN MAY 1997 (THE COMPANY'S RESULTS HAVE BEEN RESTATED TO INCLUDE THE HISTORICAL RESULTS OF OPERATIONS OF ENDAR CORP.). AS A RESULT OF THE ACQUISITIONS OF LILJEHOLMENS STEARINFABRIKS AB ("LILJEHOLMENS") CLASS A AND CLASS B COMMON STOCK IN DECEMBER 1998 AND JUNE 1999, BALANCE SHEET AMOUNTS BEGINNING IN JANUARY 1999 INCLUDE THE BALANCES OF LILJEHOLMENS AND RESULTS OF OPERATIONS INCLUDE LILJEHOLMENS BEGINNING IN FEBRUARY 1999.
(3) THE COMPANY RECORDED A ONE-TIME CUMULATIVE EFFECT OF ACCOUNTING CHANGE IN JANUARY 2001 TO REFLECT THE ADOPTION OF STAFF ACCOUNTING BULLETIN ("SAB") 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" (SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS, "ACCOUNTING CHANGES").

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase of certain items included in the Company's consolidated statements of earnings:

                                                   PERCENTAGE INCREASE (DECREASE)
                                                         FROM PRIOR PERIOD
                    PERCENTAGE OF NET SALES        ------------------------------
                     YEARS ENDED JANUARY 31          FISCAL 2000     FISCAL 2001
                   -------------------------          COMPARED        COMPARED
                                                      TO FISCAL       TO FISCAL
                      1999     2000    2001              1999            2000
---------------------------------------------------------------------------------
Net sales            100.0    100.0   100.0              25.6            4.1
Cost of goods sold    46.6     48.0    47.7              29.6            3.5
Gross profit          53.4     52.0    52.3              22.2            4.7
Selling and shipping  30.7     29.7    31.0              21.5            8.5
Administrative         8.5      7.7     8.1              14.5            9.9
Operating profit      14.0     14.3    12.1              27.9           (11.4)
Net earnings           8.1      8.0     6.6              24.0           (13.9)


FISCAL 2001 COMPARED TO FISCAL 2000

CONSOLIDATED OPERATIONS
Net sales increased $47.2 million, or 4.1%, from $1,150.0 million in fiscal 2000 to $1,197.2 million in fiscal 2001. This increase was attributable to sales growth both in the Candles and Home Fragrance Products and the Non-Fragranced Products segments as well as the inclusion of sales from businesses acquired. The continued weakness of European currencies versus the dollar had a negative impact on the overall sales growth rate of the Company. Excluding the negative effect of the deterioration of European currencies, net sales increased approximately 6.8% in fiscal 2001 when compared to last year. International sales represented approximately 26% of total net sales in fiscal 2001, which is approximately the same percentage as in the prior year despite the deterioration of foreign currencies. Net sales in the US market increased approximately 5% when compared to last year.

Gross profit increased $28.1 million, or 4.7%, from $597.6 million in fiscal 2000 to $625.7 million in fiscal 2001. Gross profit margin increased from 52.0% for fiscal 2000 to 52.3% for fiscal 2001. A key factor that favorably impacted the gross margin was the relatively higher sales growth of premium priced products. The Company recorded one-time charges in cost of goods sold of approximately $9.0 million in fiscal 2001, (which are included in the $16.7 million in total restructuring and other one-time charges as described in Note 4 to the Consolidated Financial Statements, "Unusual Charges") which reduced the gross profit margin by 0.8%. Excluding these one-time charges gross profit margin increased 1.1% compared to fiscal 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2001 COMPARED TO FISCAL 2000 (CONTINUED)

CONSOLIDATED OPERATIONS (CONTINUED)
Selling and shipping expense increased $29.3 million, or 8.5%, from $341.9 million in fiscal 2000 to $371.2 million in fiscal 2001. Selling and shipping expense as a percentage of net sales increased in fiscal 2001 when compared to fiscal 2000 primarily due to the higher percentage of sales of premium priced products for which selling expenses are relatively higher. Unexpected bad debt expenses (discussed in Note 4 to the Consolidated Financial Statements) of approximately $2.3 million also contributed to the increase in selling expenses.

Administrative expense increased $8.7 million, or 9.8%, from $88.7 million in fiscal 2000 to $97.4 million in fiscal 2001. The increase in administrative expense in fiscal 2001 versus a year ago is due to investments in product development, e-business initiatives and to the overall growth of the Company.

The Company recorded other one-time charges of approximately $7.7 million reported as a component of operating expenses in fiscal 2001, (which are included in the $16.7 million in total restructuring and other one-time charges as described in Note 4 to the Consolidated Financial Statements, "Unusual Charges") which reduced the operating profit margin by 0.6%.

The Company, for strategic reasons, decided during fiscal 2001 to exit certain lower margin product lines, including the religious and citronella product lines. Expenses related to this activity include asset write-offs, inventory write-downs and severance payments made to employees, which were recorded as restructuring and one-time charges and are included in the amounts discussed above as part of "Gross Profit" and the immediately preceding paragraph discussing other one-time charges. The following table sets forth net sales and operating profit data for these discontinued product lines for fiscal 2001 and fiscal 2000. These amounts were reported as part of the Candles and Home Fragrance Products segment in Note 13 to the Consolidated Financial Statements, "Segment Information".

Year ended January 31, (In thousands)
-----------------------------------------------------------------------------
                                                       2000           2001
-----------------------------------------------------------------------------
Net sales                                            $ 31,753       $ 18,679
Operating loss                                           (779)        (4,281)

Interest expense increased $3.8 million, or 31.4%, from $12.1 million in fiscal 2000 to $15.9 million in fiscal 2001. The increase in interest expense is primarily attributable to borrowing under the Company's public debt offering which was in effect for the full 2001 fiscal year and to increases in short term interest rates (as further described in "Liquidity and Capital Resources").

Income tax expense decreased $7.5 million, or 13.0%, from $57.5 million in fiscal 2000 to $50.0 million in fiscal 2001. The reduction in income tax expense is primarily attributable to the decrease in earnings subject to income tax. The Company's effective tax rate remained at approximately 38.2% during fiscal 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2001 COMPARED TO FISCAL 2000 (CONTINUED)

CONSOLIDATED OPERATIONS (CONTINUED)
The Company recorded a one-time charge of $1.2 million, which is reflected as a cumulative effect of accounting change, in fiscal 2001 as a result of adopting Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" (See Note 2 to the Consolidated Financial Statements, "Accounting Changes").

As a result of the foregoing, net earnings decreased $12.8 million, or 13.9%, from $92.4 million in fiscal 2000 to $79.6 million in fiscal 2001.

Basic earnings per share before cumulative effect of accounting change based upon the weighted average number of shares outstanding were $1.69 compared to $1.91 for the same period last year. The cumulative effect of accounting change previously discussed had an effect on basic earnings per share equal to $.02. Basic earnings per share after cumulative effect of accounting change based on the weighted average number of shares outstanding were $1.67 compared to $1.91 for the same period last year. Diluted earnings per share before cumulative effect of accounting change based upon the potential dilution that could occur if options to issue common stock were exercised were $1.69 compared to $1.89 for the same period last year. The cumulative effect of accounting change had an effect on diluted earnings per share equal to $.02. Diluted earnings per share after cumulative effect of accounting change based upon the potential dilution that could occur if options to issue common stock were exercised were $1.66 compared to $1.89 for the same period last year.

During the fourth quarter of fiscal 2001, the Company announced a realignment of its business strategy and the formation of a new business segment, the Non-Fragranced Products segment. The Company operates in two business segments - Candles and Home Fragrance Products and Non-Fragranced Products. A discussion about these segments follows.

SEGMENT REVIEW - CANDLES AND HOME FRAGRANCE PRODUCTS
Net sales of the Candles and Home Fragrance Products segment increased $10.0 million, or 0.9%, from $1,053.4 million in fiscal 2000 to $1,063.4 million in fiscal 2001 inclusive of the sales of Wax Lyrical a U.K. retailer that became a consolidated subsidiary in April 2000. The continued weakness of European currencies against the dollar had a negative impact on the net sales growth rate as discussed under the heading "Consolidated Operations" above. International sales accounted for approximately 27.5% of total net sales in the Candles and Home Fragrance Products segment for fiscal 2001. In the US market, the Candles and Home Fragrance Products segment experienced a modest overall sales increase versus a year ago. This modest sales increase for the year, driven by strong first half net sales, occurred despite the impact of the overall weakening of the economy in the second half of fiscal 2001, particularly the fourth quarter. In fiscal 2002, the Company plans to grow the Candles and Home Fragrance Products segment for the most part organically, with the possibility of some smaller acquisition-related growth.

Earnings of the Candles and Home Fragrance Products segment decreased $24.8 million, or 16.1%, from $153.8 million in fiscal 2000 to $129.0 million in fiscal 2001. The decrease in earnings is largely attributable to the unusual charges, which included restructuring and one-time costs and unexpected bad debt expenses totaling approximately $19.0 million (as further described in Note 4 to the Consolidated Financial Statements, "Unusual Charges") and the further deterioration in foreign currency exchange rates versus the dollar.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2001 COMPARED TO FISCAL 2000 (CONTINUED)

SEGMENT REVIEW - NON-FRAGRANCED PRODUCTS
Net sales of the Non-Fragranced Products segment increased $37.2 million, or 38.5%, from $96.6 million in fiscal 2000 to $133.8 million in fiscal 2001. This sales growth is primarily due to the acquisition of Impact Plastics, which occurred at the end of fiscal 2000. The deterioration in the US economy in the latter part of the 2001 fiscal year adversely affected the overall sales growth of the Non-Fragranced Products segment. In fiscal 2002, the Company plans to continue to grow the Non-Fragranced Products segment through internal growth, as well as acquisitions.

Earnings of the Non-Fragranced Products segment increased $6.0 million, or 58.8%, from $10.2 million in fiscal 2000 to $16.2 million in fiscal 2001. This increase is primarily due to the acquisition of Impact Plastics.


FISCAL 2000 COMPARED TO FISCAL 1999

CONSOLIDATED OPERATIONS
Net sales increased $234.7 million, or 25.6%, from $915.3 million in fiscal 1999 to $1,150.0 million in fiscal 2000. Most of this increase was attributable to unit sales growth in sales of the Company's consumer everyday and seasonal holiday products, which was achieved through a combination of four key factors: market growth, new products, new customers and acquisitions which will be discussed further in the segments review below. Despite the deterioration of European currencies during the year, international net sales continued to grow. International sales accounted for approximately 26% of total net sales in fiscal 2000, compared to approximately 18% in fiscal 1999, and continued to grow at a faster rate than the Company as a whole, accounting for approximately 58% of the net sales increase in fiscal 2000.

Gross profit increased $108.5 million, or 22.2%, from $489.1 million in fiscal 1999 to $597.6 million in fiscal 2000. Gross profit margin decreased from 53.4% for fiscal 1999 to 52.0% for fiscal 2000. The gross profit margin as a percentage of net sales was lower in fiscal 2000 due to the inclusion of Liljeholmens, which contributes relatively lower gross margin than the rest of the Company and was not included in the fiscal 1999 operating results. Before including Liljeholmens, gross profit as a percentage of net sales increased more than one full percentage point to 54.6% compared to 53.4% a year earlier. Several key operational factors continued to favorably impact the gross margin: relatively higher sales growth of premium priced products; global product sourcing benefits across our businesses both in raw materials and accessories; and, cost efficiencies as a result of capital investments made over several previous years, particularly in manufacturing process technology, and distribution technology, including two new distribution facilities.

Selling and shipping expense increased $60.6 million, or 21.5%, from $281.3 million in fiscal 1999 (30.7% of net sales), to $341.9 million in fiscal 2000 (29.7% of net sales). Selling and shipping expense, as a percentage of net sales, decreased in fiscal 2000 when compared to fiscal 1999 due to, among other factors, the continued improvement in shipping efficiencies. The inclusion of Liljeholmens' operating results in fiscal 2000 also contributed to the lower selling and shipping expense as a percentage of net sales due to their relatively lower selling expenses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2000 COMPARED TO FISCAL 1999 (CONTINUED)

CONSOLIDATED OPERATIONS (CONTINUED)
Administrative expense increased $11.2 million, or 14.5%, from $77.5 million in fiscal 1999 (8.5% of net sales) to $88.7 million in fiscal 2000 (7.7% of net sales). Administrative expense as a percentage of net sales declined during fiscal 2000 versus fiscal 1999 for two main reasons: the economies of scale (the ability to leverage administrative expense over a larger sales base); and, the inclusion of Liljeholmens (which experiences relatively lower administrative expense as a percentage of sales).

Interest expense increased $5.4 million, or 80.6%, from $6.7 million in fiscal 1999 to $12.1 million in fiscal 2000. The increase in interest expense was primarily attributable to borrowings to fund the acquisitions and long-term investments made during fiscal 2000 including debt assumed in such acquisitions and to a lesser extent the Company's public debt offering (as further described in "Liquidity and Capital Resources").

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

Basic earnings per share based upon the weighted average number of shares outstanding were $1.91 for fiscal 2000 compared to $1.52 for fiscal 1999. Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised were $1.89 for fiscal 2000 compared to $1.50 for fiscal 1999.

SEGMENT REVIEW - CANDLES AND HOME FRAGRANCE PRODUCTS
Net sales in the Candles and Home Fragrance Products segment increased $223.8 million, or 27.0%, from $829.6 million in fiscal 1999 to $1,053.4 million in fiscal 2000. Most of this increase was attributable to unit sales growth in sales of the Company's consumer everyday and seasonal holiday products, which was achieved through a combination of four key factors: market growth, new products, new customers and acquisitions. First, in terms of market growth in fiscal 2000, the Company was the largest competitor in the large market for home fragrance products, which was still growing in fiscal 2000: namely fragrance candles, potpourri, and related accessories. The Company also had the most diverse home fragrance product assortment in Europe. Despite the deterioration of European currencies during fiscal 2000, international net sales continued to grow at a faster rate than the Candles and Home Fragrance Products segment as a whole and represented approximately 27% of total sales in this segment in fiscal 2000. Second, new products continued to be a key contributor to the Candles and Home Fragrance Products segment's sales growth. During fiscal 2000 the Company introduced three major new fragrance initiatives in the Candles and Home Fragrance Products segment in three distinct market channels: Colonial at Home(TM) for our US premium channel - independent giFT stores; Indulgences(TM) for our direct selling channel worldwide; and Ambria by Gies for oUR European mass market merchandisers. Third, the Company increased its customer base in this segment in three major channels of distribution: direct selling consultants, premium retail outlets and mass retail outlets. Lastly, the acquisition of Liljeholmens contributed to growing sales and share of market.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2000 COMPARED TO FISCAL 1999 (CONTINUED)

SEGMENT REVIEW - CANDLES AND HOME FRAGRANCE PRODUCTS (CONTINUED)
Earnings of the Candles and Home Fragrance Products segment increased $32.2 million, or 26.5%, from $121.6 million in fiscal 1999 to $153.8 million in fiscal 2000. The previously discussed factors leading to the growth in sales all contributed to the increase in earnings in the Candles and Home Fragrance Products segment as well as the favorable impact of: global product sourcing benefits across our businesses both in raw materials and accessories; and, cost efficiencies as a result of capital investments made over several previous years, particularly in manufacturing process technology and distribution technology including two new distribution facilities.

SEGMENT REVIEW - NON-FRAGRANCED PRODUCTS
Net sales in the Non-Fragranced Products segment increased $10.8 million, or 12.6%, from $85.8 million in fiscal 1999 to $96.6 million in fiscal 2000. Most of this increase was attributable to unit sales growth in sales of the segment's consumer everyday and seasonal holiday products, which was achieved primarily through a combination of new products and new customers.

Earnings of the Non-Fragranced Products segment increased $3.5 million, or 52.2%, from $6.7 million in fiscal 1999 to $10.2 million in fiscal 2000. The previously discussed increases in total sales along with a relatively higher sales growth of higher operating margin products contributed to the increased earnings as well as the cost efficiencies as a result of capital investments made over several previous years.

SEASONALITY

Approximately 44% of the Company's annual net sales typically occur in the first and second fiscal quarters of the fiscal year, with the larger balance experienced in the third and fourth fiscal quarters, generally due to consumer buying patterns. The Company's net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for the Company's products. Operating profit largely follows these patterns, although a somewhat larger portion of the Company's annual operating profit is earned in the second half of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Operating assets and liabilities increased from January 31, 2000 to January 31, 2001 due to both the Company's internally generated growth and acquisitions. Inventory increased from $186.7 million at January 31, 2000 to $201.1 million at January 31, 2001. Inventory at January 31, 2001 includes an adjustment to inventory as a result of the adoption of SAB 101. Excluding this adjustment inventory increased approximately 4.3% when compared to last year. Accounts receivable decreased $17.9 million from $84.9 million at the end of fiscal 2000 to $67.0 million at the end of fiscal 2001. Excluding the adjustment to accounts receivable as a result of the adoption of SAB 101, accounts receivable at January 31, 2001, decreased $5.4 million, which is due to reduced sales in the fourth quarter. Accounts payable and accrued expenses decreased $2.9 million from $105.2 million at the end of fiscal 2000 to $102.3 million at the end of fiscal 2001.

Capital expenditures for property, plant and equipment were approximately $25.3 million in fiscal 2001. The Company anticipates total capital spending of approximately $25.0 million for fiscal 2002, which will be used primarily for upgrades to machinery and equipment in existing facilities, and technology.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically. We expect our future growth in the Candles and Home Fragrance Products segment to be primarily organic, with the possibility of selective acquisitions. We continue to pursue strategic acquisitions in certain areas of the Non-Fragranced Products segment.

Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (9.00% at January 31, 2001) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At January 31, 2001, approximately $2.3 million in letters of credit was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At January 31, 2001, the Company was in compliance with such covenants.

At December 31, 2000, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of December 31, 2000 under the loan agreements was approximately $5.0 million with variable interest rates ranging from 3.80% to 5.55%, of which $1.5 million relates to current maturities. The loans are collateralized by certain of Liljeholmens' real estate.

As of January 31, 2001, the Company had a total of $10.0 million available under an uncommitted bank line of credit. Amounts outstanding under the line of credit bear interest at short term fixed rates. No amount was outstanding under the uncommitted line of credit at January 31, 2001.

As of December 31, 2000, Liljeholmens had available lines of credit of approximately $36.3 million of which approximately $2.1 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.22% at December 31, 2000. The lines of credit are renewed annually.

Colony Gift has a short term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2001, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $29.9 million, collateralized by certain of Colony Gifts' assets. As of December 31, 2000, Colony Gift had borrowings under the credit facility of approximately $25.2 million, at a weighted average interest rate of 6.62%.

In May 1999, the Company filed a shelf registration statement for up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.0 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens of principal property or stock issued to collateralize debt. At January 31, 2001, the Company was in compliance with such covenants. Interest is payable semiannually on April 1 and October 1. The proceeds of the offering were used to repay substantially all of the Company's outstanding debt under its revolving and uncommitted lines of credit in the United States.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash provided by operating activities amounted to $112.7 million in fiscal 2001 compared to $119.4 million in fiscal 2000, a modest decrease of $6.7 million or 5.6%. The key factors contributing to the continued strong cash flow from operations were net earnings of $79.6 million and depreciation and amortization of $33.4 million.

On December 14, 2000, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of its common stock bringing the total authorization to 4,000,000 shares. During the course of fiscal 2001, a total of 1,148,100 shares were repurchased for a total cost of approximately $26.8 million. As of March 31, 2001, the Company had cumulatively purchased on the open market 2,356,800 common shares for a total cost of approximately $57.0 million. The acquired shares are held as common stock in treasury at cost.

On March 28, 2001, the Company announced that it has declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended January 31, 2001. The dividend, authorized at the Company's March 28, 2001 Board of Directors meeting, will be payable to shareholders of record as of May 1, 2001, and will be paid on May 15, 2001.

The Company's primary capital requirements are for working capital to fund the necessary levels of inventory and accounts receivable to sustain the Company's sales growth, and for capital expenditures and acquisitions. The Company believes that cash on hand, cash from operations and available borrowings under the Credit Facility and lines of credit previously described will be sufficient to fund its operating requirements, capital expenditures, stock repurchase program, dividends and all other obligations for fiscal 2002 and fiscal 2003.

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

INTEREST RATE RISK

As of January 31, 2001 the Company is subject to interest rate risk on approximately $30.2 million of variable rate debt, including the debt attributable to Liljeholmens and Colony Gift. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $302,000 if applied to the total.

FOREIGN CURRENCY RISK

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

With regard to commitments for machinery and equipment and inventory in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany payables, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction occurs. Gains or losses on foreign currency forward contracts related to intercompany loans are recognized currently through income and generally offset the transaction gains or losses in the foreign currency cash flows which they are intended to hedge. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings. For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

The following table provides information about the Company's foreign exchange forward contracts at January 31, 2001.

                                           U.S. DOLLAR        AVERAGE      ESTIMATED
(In thousands, except average contract   NOTIONAL AMOUNT   CONTRACT RATE   FAIR VALUE
----------------------------------------------------------------------------------
Canadian Dollar                              $  3,920           1.51       $    8
Swiss Franc                                     7,944           1.67          (85)
Euro                                           34,341           0.92         (250)
Pound Sterling                                  4,355           1.50          115
----------------------------------------------------------------------------------
                                             $ 50,560                      $ (212)
==================================================================================

The foreign exchange contracts outstanding as of January 31, 2001 had maturity dates ranging from February 2001 through January 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

For the fiscal year ended January 31, 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires that amounts billed to customers for shipping and handling fees be classified as revenues and shipping and handling costs be classified as cost of goods sold. All prior periods have been restated to reflect the reclassification of shipping and handling fees and costs previously reported in selling and shipping expense in the Consolidated Statements of Earnings. The adoption has no impact on net earnings.

For the fiscal year ended January 31, 2001, the Company adopted the newly-effective Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". As a result of adopting SAB 101, the Company changed its revenue recognition policy to recognize revenue upon delivery, when both title and risk of loss are transferred to the customer. In accordance with the provisions of SAB 101, the Company recorded a one-time charge of $1.2 million, net of tax, which is reflected as a cumulative effect of an accounting change in the Consolidated Statements of Earnings. This one-time charge had an effect equal to $.02 Diluted Earnings Per Share. This adoption by the Company affected certain amounts reported in the fiscal 2001 fourth quarter and full year Consolidated Statements of Earnings and certain year-end Consolidated Balance Sheet amounts such as a decrease in accounts receivable of approximately $12.5 million. The change in accounting method would not have had a material effect on the Consolidated Statements of Earnings in fiscal 2000 or 1999 if adopted in these periods.

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

Also, in May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives such as discounts, coupons, rebates and free products. The effective date has been delayed until June 30, 2001. EITF 00-14 becomes effective in the Company's second quarter of fiscal 2002 at which time the Company will report the cost of sales incentives covered by EITF 00-14 as a reduction of revenue. The adoption will have no impact on net earnings.

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

During the transition period, cashless payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Blyth, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Blyth, Inc. and its subsidiaries at January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for revenue recognition.


                           /s/ PricewaterhouseCoopers LLP
                           ------------------------------
                           PRICEWATERHOUSECOOPERS LLP


Chicago, Illinois
March 14, 2001, except for Note 14, as to which the date is March 31, 2001, and except for Note
17, as to which the date is April 11, 2001

ITEM 8.

                                      BLYTH, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
JANUARY 31, (In thousands, except share data)                                      2000          2001
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $  46,047    $  93,036
Accounts receivable, less allowance for doubtful receivables
   of $2,154 in 2000 and $2,120 in 2001                                             84,919       66,974
Inventories                                                                        186,696      201,086
Prepaid expenses                                                                     3,000        4,803
Deferred income taxes                                                                1,200        7,808
---------------------------------------------------------------------------------------------------------
       Total current assets                                                        321,862      373,707
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and buildings                                                                 122,691      131,008
Leasehold improvements                                                               9,517       19,219
Machinery and equipment                                                            195,934      196,349
Office furniture, data processing equipment and software                            47,106       50,969
Construction in progress                                                            11,324       14,631
---------------------------------------------------------------------------------------------------------
                                                                                   386,572      412,176
Less accumulated depreciation                                                      113,044      142,738
---------------------------------------------------------------------------------------------------------
                                                                                   273,528      269,438
OTHER ASSETS:
Investments                                                                         10,303       15,180
Excess of cost over fair value of assets acquired, net of
  accumulated amortization of $7,290 in 2000 and $11,240 in 2001                   102,328       95,472
Deposits and other assets                                                            5,075        9,673
---------------------------------------------------------------------------------------------------------
                                                                                   117,706      120,325
---------------------------------------------------------------------------------------------------------
       Total assets                                                              $ 713,096    $ 763,470
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                             $   5,572    $  27,278
Current maturities of long-term debt                                                14,063        5,374
Accounts payable                                                                    53,359       54,820
Accrued expenses                                                                    51,819       47,520
Income taxes                                                                         5,792       14,302
---------------------------------------------------------------------------------------------------------
       Total current liabilities                                                   130,605      149,294
DEFERRED INCOME TAXES                                                               24,202       24,552
LONG-TERM DEBT, less current maturities                                            176,587      167,316
MINORITY INTEREST AND OTHER                                                          1,488          514
COMMITMENTS AND CONTINGENCIES                                                           --           --
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01
   par value; no shares issued and outstanding                                          --           --
Common stock - authorized 100,000,000 shares of $0.02 par value; issued
   and outstanding, 48,037,309 shares in 2000 and 47,074,776 shares in 2001            985          989
Additional contributed capital                                                      93,784       96,912
Retained earnings                                                                  320,384      390,447
Accumulated other comprehensive loss                                                (4,760)      (9,595)
Treasury stock, at cost, 1,208,700 shares in 2000 and 2,356,800 shares in 2001     (30,179)     (56,959)
---------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                  380,214      421,794
---------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                $ 713,096    $ 763,470
=========================================================================================================
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  BLYTH, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF EARNINGS

YEAR ENDED JANUARY 31, (In thousands, except per share data)        1999         2000        2001
--------------------------------------------------------------------------------------------------
Net sales                                                      $ 915,342  $ 1,149,994 $ 1,197,197
Cost of goods sold                                               426,265      552,384     562,471
Restructuring and one-time charges                                    --           --       9,001
--------------------------------------------------------------------------------------------------
   Gross profit                                                  489,077      597,610     625,725
Selling and shipping                                             281,282      341,924     371,156
Administrative                                                    77,465       88,692      97,432
Amortization of goodwill                                           2,093        2,993       4,191
Other one-time charges                                                --           --       7,702
--------------------------------------------------------------------------------------------------
                                                                 360,840      433,609     480,481
--------------------------------------------------------------------------------------------------
   Operating profit                                              128,237      164,001     145,244
Other expense (income):
   Interest expense                                                6,653       12,104      15,876
   Interest income and other                                        (481)       1,361      (1,988)
   Equity in earnings of investees                                  (825)         146         666
--------------------------------------------------------------------------------------------------
                                                                   5,347       13,611      14,554
--------------------------------------------------------------------------------------------------
   Earnings before income taxes, minority interest, and
      cumulative effect of accounting change                     122,890      150,390     130,690
Income tax expense                                                48,387       57,543      49,975
--------------------------------------------------------------------------------------------------
   Earnings before minority interest and
      cumulative effect of accounting change                      74,503       92,847      80,715
Minority interest                                                      1          458          --
--------------------------------------------------------------------------------------------------
   Earnings before cumulative effect of accounting cha74,502      92,389       80,715
Cumulative effect of accounting change, net of taxes                  --           --      (1,153)
--------------------------------------------------------------------------------------------------
   Net earnings                                                $  74,502    $  92,389   $  79,562
==================================================================================================
Basic:
   Net earnings per common share before cumulative
      effect of accounting change                              $    1.52    $    1.91   $    1.69
   Cumulative effect of accounting change                             --           --       (0.02)
--------------------------------------------------------------------------------------------------
                                                               $    1.52    $    1.91   $    1.67
   Weighted average number of shares outstanding                  49,165       48,471      47,629
--------------------------------------------------------------------------------------------------

Diluted:
   Net earnings per common share before cumulative
      effect of accounting change                              $    1.50    $    1.89   $    1.69
   Cumulative effect of accounting change                             --           --       (0.02)
--------------------------------------------------------------------------------------------------
                                                               $    1.50    $    1.89   $    1.66
   Weighted average number of shares outstanding                  49,604       48,818      47,902
==================================================================================================
            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                 BLYTH, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            ACCUMULATED
                                                COMMON STOCK        ADDITIONAL                                    OTHER
                                            --------------------   CONTRIBUTED    RETAINED    TREASURY    COMPREHENSIVE
                                                SHARES    AMOUNT       CAPITAL    EARNINGS       STOCK     INCOME (LOSS)      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998                 49,100,953    $  982   $    92,357   $ 153,493    $     --    $        --    $  246,832

Net earnings and comprehensive
  income for the year                               --        --            --      74,502          --             --        74,502

Common stock issued in connection
  with exercise of stock options                99,521         2           924          --          --             --           926

Treasury stock purchases                       (10,000)       --            --          --        (228)            --          (228)
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 31, 1999                 49,190,474       984        93,281     227,995        (228)            --       322,032

Net earnings for the year                           --        --            --      92,389          --             --        92,389

Foreign currency translation adjustments            --        --            --          --          --         (4,760)       (4,760)
                                                                                                                         -----------
      Comprehensive income                                                                                                   87,629

Common stock issued in connection
   with exercise of stock option                45,535         1           503          --          --             --           504

Treasury stock purchases                    (1,198,700)       --            --          --     (29,951)            --       (29,951)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2000                 48,037,309       985        93,784     320,384     (30,179)        (4,760)      380,214

Net earnings for the year                           --        --            --      79,562          --             --        79,562

Foreign currency translation adjustments            --        --            --          --          --         (5,913)       (5,913)

Unrealized gains on certain
  investments (net of tax of $639)                  --        --            --          --          --          1,078         1,078
                                                                                                                         -----------
      Comprehensive income                                                                                                   74,727

Common stock issued in connection
   with exercise of stock options              185,567         4         2,616          --          --             --         2,620

Tax benefit from stock options                      --        --           512          --          --             --           512

Dividends paid ($.20 per share)                     --        --            --      (9,499)         --             --        (9,499)

Treasury stock purchases                    (1,148,100)       --            --          --     (26,780)            --       (26,780)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2001                 47,074,776    $  989   $    96,912   $ 390,447    $(56,959)   $    (9,595)   $  421,794
====================================================================================================================================
                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              BLYTH, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED JANUARY 31,  (In thousands)                                                1999         2000         2001
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                                  $  74,502    $  92,389    $  79,562
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Cumulative effect of accounting change                                       --           --        1,153
             Depreciation and amortization                                            19,798       28,107       33,383
             Tax benefit from stock options                                               --           --          512
             Deferred income taxes                                                     4,680        3,422       (5,253)
             Equity in earnings of investees                                            (825)         146          666
             Minority interest                                                             1          458           --
             Restructuring and one-time charges                                           --           --       15,383
     Changes in operating assets and liabilities, net of
        effect of business acquisitions:
              Accounts receivable                                                        627       (9,336)       5,716
              Inventories                                                            (16,850)       3,523      (14,003)
              Prepaid expenses                                                          (566)         996         (630)
              Deposits and other assets                                                 (509)      (2,339)      (4,676)
              Accounts payable                                                         1,332       (5,192)      (5,314)
              Accrued expenses                                                         6,881        2,712       (1,895)
              Income taxes                                                            (1,655)       4,528        8,099
-----------------------------------------------------------------------------------------------------------------------
                   Total adjustments                                                  12,914       27,025       33,141
-----------------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                          87,416      119,414      112,703
Cash flows from investing activities:
    Purchases of property, plant and equipment                                       (42,611)     (47,740)     (25,322)
    Investment in investees                                                          (10,492)         609       (9,629)
    Purchase of businesses, net of cash acquired                                     (22,176)     (59,422)        (447)
-----------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                             (75,279)    (106,553)     (35,398)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                               926          504        2,620
    Purchases of treasury stock                                                         (228)     (29,951)     (26,780)
    Borrowings from bank line of credit                                              454,900      385,902       44,259
    Repayments on bank line of credit                                               (453,200)    (400,497)     (22,553)
    Proceeds from issuance of long-term debt                                         135,620      149,000           --
    Payments on long-term debt                                                      (152,857)     (90,343)     (18,363)
    Dividends paid                                                                        --           --       (9,499)
-----------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) financing activities               (14,839)      14,615      (30,316)
-----------------------------------------------------------------------------------------------------------------------
                   Net increase (decrease) in cash and cash equivalents               (2,702)      27,476       46,989
Cash and cash equivalents at beginning of year                                        21,273       18,571       46,047
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $  18,571    $  46,047    $  93,036
=======================================================================================================================
Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest                                                                  $   6,994    $  11,463    $  16,695
         Income taxes, net of refunds                                                 45,700       49,937       46,621

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the fourth quarter of fiscal 2001, the Company announced a realignment of its business strategy and the formation of a new business segment, the Non-Fragranced Products segment. The Company operates in two business segments - Candles and Home Fragrance Products and Non-Fragranced Products. The Company has operations outside of the United States and sells its products in both segments worldwide. The Candles and Home Fragrance Products segment designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragrance products and markets a broad range of complimentary candle accessories. These products are sold direct to the consumer under the PartyLite(R) brand, to retailers in the mid-tier and premium retail channels, under the Colonial Candle of Cape Cod(R), Kate's Original Recipe(TM) and Carolina Designs(R) brands, and in the mass retail channel under the Ambria(TM), Florasense(R) and FilterMate(R) brands. In Europe, these products are also sold under the Gies(TM), Liljeholmens(R), Colony(R), Carolina Designs(R) and Wax Lyrical(TM) brands. The Non-Fragranced Products segment designs, manufactures and markets a broad range of products including decorative seasonal products for the consumer market, under the Jeanmarie(R) and Impact(R) brand names, tabletop illumination products, and portable heating fuel products for the hotel, restaurant and catering trade, under the Sterno(R) and HandyFuel(R) brand names.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blyth, Inc. and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the last Saturday in January. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period.

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

RECLASSIFICATIONS

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

The Company makes investments from time to time in the ordinary course of its business which may include selected assets and product lines, long term investments and/or joint ventures that either complement or expand its existing business.

DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain purchases of inventory, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

With regard to commitments for machinery and equipment and inventory in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany payables, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction occurs. Gains or losses on foreign currency forward contracts related to intercompany loans are recognized currently through income and generally offset the transaction gains or losses in the foreign currency cash flows which they are intended to hedge. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings.

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

SHIPPING AND HANDLING

The Company classifies shipping and handling fees billed to customers in revenue and shipping and handling costs are classified as cost of goods sold (See Note 2 to the Consolidated Financial Statements, "Accounting Changes").

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

REVENUE RECOGNITION

Revenue is recognized upon delivery, when both title and risk of loss transfer to the customer. Prior to fiscal 2001, the Company recognized revenue upon shipment (See Note 2 to the Consolidated Financial Statements, "Accounting Changes").

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share are computed based upon the weighted average number of shares outstanding during the period, which includes outstanding options for common stock, when dilutive.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: ACCOUNTING CHANGES


For the fiscal year ended January 31, 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires that amounts billed to customers for shipping and handling fees be classified as revenues and shipping and handling costs be classified as cost of goods sold. All prior periods have been restated to reflect the reclassification of shipping and handling fees and costs previously reported in selling and shipping expense in the Consolidated Statements of Earnings. The adoption has no impact on net earnings.

For the fiscal year ended January 31, 2001, the Company adopted the newly-effective Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". As a result of adopting SAB 101, the Company changed its revenue recognition policy to recognize revenue upon delivery, when both title and risk of loss are transferred to the customer. In accordance with the provisions of SAB 101, the Company recorded a one-time charge of $1.2 million, net of tax, which is reflected as a cumulative effect of an accounting change in the Consolidated Statements of Earnings. This one-time charge had an effect equal to $.02 Diluted Earnings Per Share. This adoption by the Company affected certain amounts reported in the fiscal 2001 fourth quarter and full year Consolidated Statements of Earnings and certain year-end Consolidated Balance Sheet amounts such as a decrease in accounts receivable of approximately $12.5 million. The change in accounting method would not have had a material effect on the Consolidated Statements of Earnings in fiscal 2000 or 1999 if adopted in these periods.

NOTE 3: BUSINESS ACQUISITIONS

In December 1998, the Company acquired 9,431,000 shares of Class A voting common stock of Liljeholmens, a leading European candle manufacturer, in a private sale. In June 1999, the Company acquired the remaining outstanding Class A and Class B common stock of Liljeholmens through a tender offer. After the total purchase price of approximately $51.2 million was applied to the fair value of assets acquired and liabilities assumed, goodwill of approximately $28.2 million was generated and is being amortized over 40 years.

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

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: UNUSUAL CHARGES

During the fourth quarter of fiscal 2001, the Company recorded restructuring and other one-time charges of approximately $16.7 million pre-tax and unexpected bad debt expenses of approximately $2.3 million pre-tax. The total of these charges impacted fourth quarter Diluted Earnings Per Share by $.28. The following summarizes the components of these charges:

Pre-tax expenses associated with the restructuring of the Company's European activities, including asset write-offs, redundancy payments made to employees and inventory write-downs were incurred in (a) its Fragrant Memories and Eclipse Candles units (part of the Colony Group), (b) its Nordic and Becker units (part of the Gies Group), and (c) Wax Lyrical, its U.K.-based specialty retailer. The Company had evaluated its European consumer activities and closed or vacated four production and warehousing facilities in order to reposition these units more effectively for growth and profitability in fiscal 2002. Total charges recorded in the fourth quarter related to these activities impacted fourth quarter Diluted Earnings Per Share by $.13.

The Company, for strategic reasons, has chosen to exit certain lower margin product lines, including the religious and citronella product lines. Expenses associated with this activity includes asset write-offs, inventory write-downs and severance payments made to employees, which impacted fourth quarter Diluted Earnings Per Share by $.03.

The restructuring of the Company's U.S. consumer wholesale organizations, which has been underway since early in fiscal 2001, will be concluded in late Spring, 2001. This initiative, which includes the consolidation of several facilities, is expected to improve customer service, increase margins and enhance future profitability. The associated actions resulted in one-time charges, including the write-off of lease obligations of $1.2 million, severance payments made of $0.2 million, equipment write-offs of $0.2 million and adjustments to the carrying value of inventory of $5.2 million. Total pre-tax charges related to these activities impacted fourth quarter Diluted Earnings Per Share by $.09.

The fourth quarter and full year results also include unexpected bad debt expenses associated with customer bankruptcy filings by Home Place (formerly Waccamaw Pottery), Bradlees, Montgomery Ward, Frank's Nursery and Spoils, a U.K. retailer. Potential losses, net of likely recovery assumptions, impacted fourth quarter Diluted Earnings Per Share by approximately $.03.

During the fourth quarter of fiscal 2001, the Company recorded a non-cash impairment charge of approximately $4.0 million related to its specialty retailer in the Candles and Home Fragrance Products segment, for a write-off of goodwill of approximately $3.0 million and a write-down of fixed assets of approximately $1.0 million. The impairment charge was calculated as the present value of the expected cash flows of the assets compared to the carrying value of the assets.

Of the amounts recorded as restructuring and one-time charges during fiscal 2001, approximately $1.4 million of accrued liabilities is included in the Consolidated Balance Sheet at January 31, 2001, relating entirely to lease obligations.

NOTE 5: INVENTORIES


The major components of inventories are as follows (in thousands):

                                                          2000        2001
-----------------------------------------------------------------------------
Raw materials                                           $ 40,071    $ 40,943
Work in process                                            4,625       2,747
Finished goods                                           142,000     157,396
-----------------------------------------------------------------------------
                                                       $ 186,696   $ 201,086
=============================================================================

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6: ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                 2000      2001
-----------------------------------------------------------------
Compensation and certain benefits              $16,863   $17,651
Deferred revenue                                 7,212     5,282
Promotional expenses                            11,645     7,115
Taxes, other than income                         7,257     9,698
Interest payable                                 4,337     4,148
Other                                            4,505     3,626
-----------------------------------------------------------------
                                               $51,819   $47,520
=================================================================


NOTE 7: BANK LINES OF CREDIT

As of January 31, 2001, the Company had a total of $10.0 million available under an uncommitted bank line of credit. Amounts outstanding under the line of credit bear interest at short term fixed rates. No amount was outstanding under the uncommitted line of credit at January 31, 2001.

As of December 31, 2000, Liljeholmens had available lines of credit of approximately $36.3 million of which approximately $2.1 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.22% at December 31, 2000. The lines of credit are renewed annually.

Colony Gift has a short term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2001, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $29.9 million, collateralized by certain of Colony Gifts' assets. As of December 31, 2000, Colony Gift had borrowings under the credit facility of approximately $25.2 million, at a weighted average interest rate of 6.62%.

NOTE 8: LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                           2000        2001
--------------------------------------------------------------------------------
7.54% Senior Notes                                      $  21,429    $  17,857
7.90% Senior Notes                                        149,000      149,134
Credit facilities                                          19,138        4,990
Other                                                       1,083          709
--------------------------------------------------------------------------------
                                                          190,650      172,690
Less current maturities                                   (14,063)      (5,374)
--------------------------------------------------------------------------------
                                                        $ 176,587    $ 167,316
================================================================================

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005. Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth. At January 31, 2001, the Company was in compliance with such covenants. Payment on the notes commenced in June 1999 and require annual installments through June 2005.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8: LONG-TERM DEBT (CONTINUED)

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.0 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens of principal property or stock issued to collateralize debt. At January 31, 2001, the Company was in compliance with such covenants. Interest is payable semiannually on April 1 and October 1. The proceeds of the offering were used to repay substantially all of the Company's outstanding debt under its revolving and uncommitted lines of credit in the United States.

Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (9.00% at January 31, 2001) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At January 31, 2001, approximately $2.3 million in letters of credit was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At January 31, 2001, the Company was in compliance with such covenants.

At December 31, 2000, Liljeholmens had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of December 31, 2000 under the loan agreements was approximately $5.0 million with variable interest rates ranging from 3.80% to 5.55%, of which $1.5 million relates to current maturities. The loans are collateralized by certain of Liljeholmens' real estate.

Maturities under debt obligations are as follows (in thousands):

-----------------------------------------------------------------------------
For the years ending January 31,
2002                                                                $  5,374
2003                                                                   3,701
2004                                                                   3,701
2005                                                                   3,709
2006                                                                   3,573
Thereafter                                                           152,632
-----------------------------------------------------------------------------
                                                                    $172,690
=============================================================================

NOTE 9: EMPLOYEE BENEFIT PLANS

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees. Contributions to all such plans are principally at the Company's discretion. Liljeholmens contributes to a Swedish government sponsored retirement system which provides retirement benefits to certain of its employees. The Company has a supplemental pension benefit agreement with one of its key executives. Benefits pursuant to the agreement will be provided by a purchased annuity insurance policy. Total expense related to all plans for the years ended January 31, 1999, 2000 and 2001 was $1.7 million, $3.0 million and $3.5 million, respectively.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10: COMMITMENTS

The Company utilizes operating leases for a portion of its facilities and equipment. Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating leases are as follows (in thousands):

-------------------------------------------------------------------------------
For the years ending January 31,
2002                                                                 $ 20,150
2003                                                                   18,087
2004                                                                   14,903
2005                                                                   13,141
2006                                                                   12,259
Thereafter                                                             16,937
-------------------------------------------------------------------------------
      Total minimum payments required                                $ 95,477
===============================================================================

Rent expense for the years ended January 31, 1999, 2000 and 2001 was $12.7 million, $14.6 million and $19.6 million, respectively.

NOTE 11: INCOME TAXES

Earnings before provision for income taxes (in thousands):

                                                   1999       2000       2001
--------------------------------------------------------------------------------
  United States                                  $111,969   $132,042   $114,956
  Foreign                                          10,921     18,348     15,734
--------------------------------------------------------------------------------
                                                 $122,890   $150,390   $130,690
================================================================================

Income tax expense consists of the following (in thousands):

                                                   1999       2000       2001
--------------------------------------------------------------------------------
Current  income tax expense:
  Federal                                        $ 31,288   $ 41,062   $ 42,153
  State                                             9,120      7,545      7,552
  Foreign                                           3,299      5,514      5,523
--------------------------------------------------------------------------------
                                                   43,707     54,121     55,228
Deferred income tax expense (benefit):
  Federal                                           3,691      3,485     (3,060)
  State                                               651        615       (540)
  Foreign                                             338       (678)    (1,653)
--------------------------------------------------------------------------------
                                                    4,680      3,422     (5,253)
--------------------------------------------------------------------------------
                                                 $ 48,387   $ 57,543   $ 49,975
================================================================================

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11: INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                            2000        2001
--------------------------------------------------------------------------------
Current deferred tax assets:
  Accrued compensation                                    $  1,040    $    740
  Allowance for doubtful receivables                           100         320
  Net operating loss and other tax credit carryforwards      1,780       2,630
  Other                                                         60           8
  Inventory Reserves                                            --       4,480
  Restructuring Reserves                                        --       1,360
  Valuation allowance                                       (1,780)     (1,730)
--------------------------------------------------------------------------------
                                                          $  1,200    $  7,808
================================================================================
Non-current deferred tax liabilities:
  Depreciation                                            $(24,202)   $(24,552)
================================================================================

The valuation allowance relates principally to certain non-US tax loss carryforwards, as the Company believes that due to various limitations in these foreign jurisdictions, it is more likely than not that such benefits will not be realized.

As of January 31, 2001, undistributed earnings of foreign subsidiaries considered permanently invested for which deferred income taxes have not been provided were approximately $20.1 million.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows (in thousands):


                                                   1999       2000       2001
--------------------------------------------------------------------------------
Tax provision at statutory rate                 $ 43,012    $ 52,635   $ 45,741
Tax effect of:
   State income taxes, net of federal benefit      5,626       4,656      4,910
   Other, net                                       (251)        252       (676)
--------------------------------------------------------------------------------
                                                $ 48,387    $ 57,543   $ 49,975
================================================================================

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12: EMPLOYEE STOCK OPTION PLANS

At January 31, 2001, the Company had two stock-based compensation plans, which are described below.

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

Under APB No. 25, generally, no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted. The following pro forma net earnings and net earnings per common share are presented for informational purposes and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS No. 123:

(In thousands, except per share data)            1999        2000         2001
--------------------------------------------------------------------------------
Net earnings:
   As reported                                 $ 74,502    $ 92,389     $ 79,562
   Pro forma                                     74,122      92,024       78,390
Net earnings per common share:
   As reported:
     Basic                                     $   1.52    $   1.91     $   1.67
     Diluted                                       1.50        1.89         1.66
   Pro forma:
     Basic                                     $   1.51    $   1.90     $   1.65
     Diluted                                       1.49        1.89         1.64
--------------------------------------------------------------------------------

The fair value of each option is estimated on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001, respectively: expected volatility was 43.7% for 1999 and 43.3% for 2000 and 44.2% for 2001; risk-free interest rates at 4.27% to 5.67% for 1999, 4.89% to 6.63% for 2000 and 5.11% to
6.70% for 2001; expected life of 7 years for all years and an expected dividend yield of .73%.

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

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12: EMPLOYEE STOCK OPTION PLANS (CONTINUED)

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

Transactions involving stock options are summarized as follows:

                                                   OPTION       WEIGHTED AVERAGE
                                                   SHARES         EXERCISE PRICE
--------------------------------------------------------------------------------
Outstanding at January 31, 1998                 1,134,899             $   17.17
    Options granted                               262,000                 31.47
    Options exercised                             (99,521)                 9.31
    Options cancelled                             (65,670)                22.67
--------------------------------------------------------------------------------
Outstanding at January 31, 1999                 1,231,708                 20.55
    Options granted                               432,000                 26.34
    Options exercised                             (45,535)                11.11
    Options cancelled                             (47,156)                23.90
--------------------------------------------------------------------------------
Outstanding at January 31, 2000                 1,571,017                 22.32
    Options granted                               568,500                 24.95
    Options exercised                            (185,567)                14.12
    Options cancelled                            (120,500)                26.13
--------------------------------------------------------------------------------
Outstanding at January 31, 2001                 1,833,450             $   23.72
================================================================================

At January 31, 1999, 2000 and 2001, options to purchase 461,407, 668,417 and 694,749 shares, respectively, were exercisable.

Options outstanding and exercisable as of January 31, 2001, by price range:

                                OUTSTANDING                        EXERCISABLE
               ---------------------------------------------- ----------------------
                           WEIGHTED AVERAGE
      RANGE OF                    REMAINING  WEIGHTED AVERAGE              WEIGHTED AVERAGE
EXERCISE PRICE     SHARES  CONTRACTUAL LIFE    EXERCISE PRICE     SHARES     EXERCISE PRICE
-------------- ----------- ----------------  ---------------- ----------   ----------------
$ 3.60 - 14.40    253,850       3.63          $         8.15     253,850    $         8.15
 14.40 - 25.20    613,701       7.57                   23.23     235,201             23.22
 25.20 - 36.00    965,899       8.14                   28.12     205,698             29.73
               -----------                                    ----------
                1,833,450                                        694,749
-------------------------------------------------------------------------------------------

The weighted average fair value of options granted during the years ended January 31, 1999, 2000 and 2001 was $16.99, $14.46 and $12.91, respectively.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13: SEGMENT INFORMATION

During the fourth quarter of fiscal 2001, the Company announced a realignment of its business strategy and the formation of a new business segment, the Non-Fragranced Products segment. The Company, which previously reported in a single segment, has changed to reporting two business segments. Prior-year business segment information has been restated to conform to the current-year presentation. The Company's reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. The Company operates in two business segments - Candles and Home Fragrance Products and Non-Fragranced Products. The company has operations outside of the United States and sells its products in both segments worldwide.

The CANDLES AND HOME FRAGRANCE PRODUCTS segment designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragrance products and markets a broad range of complimentary candle accessories. These products are sold direct to the consumer under the PartyLite(R) brand, to retailers in the mid-tier and premium retail channels, under the Colonial Candle of Cape Cod(R), Kate's Original Recipe(TM) and Carolina Designs(R) brands, and in the mass retail channel under the Ambria(TM), Florasense(R) and FilterMate(R) brands. In Europe, these products are also sold under the Gies(TM), Liljeholmens(R), Colony(R), Carolina Designs(R) and Wax Lyrical(TM) brands.

The NON-FRAGRANCED PRODUCTS segment designs, manufactures and markets a broad range of products including decorative seasonal products for the consumer market, under the Jeanmarie(R) and Impact(R) brand names, tabletop illumination products, and portable heating fuel productS for the hotel, restaurant and catering trade, under the Sterno(R) and HandyFuel(R) brand names.

Earnings represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Earnings of the Candles and Home Fragrance Products segment for 2001 includes restructuring and one-time charges of approximately $16.7 million and unexpected bad debt expenses of approximately $2.3 million (See Note 4 to the Consolidated Financial Statements, "Unusual Charges"). Other income (expense) includes interest expense, interest income and equity in earnings of investees which are not allocated to the business segments. Identifiable assets for each segment consists of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Other identifiable assets includes corporate long-term investments, deferred income taxes and deferred bond costs which are not allocated to the business segments.

The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets, goodwill and long-term investments) based on physical location.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION

Year ended January 31, (In thousands)
---------------------------------------------------------------------------------------------
                                                       1999          2000           2001
                                                   ------------------------------------------
Net Sales
   Candles and Home Fragrance Products             $   829,550    $ 1,053,430    $ 1,063,396
   Non-Fragranced Products                              85,792         96,564        133,801
                                                   ------------------------------------------
 TOTAL                                             $   915,342    $ 1,149,994    $ 1,197,197

 EARNINGS
   Candles and Home Fragrance Products (1)         $   121,560    $   153,800    $   129,046
   Non-Fragranced Products                               6,677         10,201         16,198
                                                   ------------------------------------------
                                                       128,237        164,001        145,244
   Other income (expense)                               (5,347)       (13,611)       (14,554)
                                                   ------------------------------------------
 EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE     $   122,890    $   150,390    $   130,690

 IDENTIFIABLE ASSETS
   Candles and Home Fragrance Products             $   464,482    $   583,183    $   612,488
   Non-Fragranced Products                              91,286        113,493        118,322
   Other                                                21,015         16,420         32,660
                                                   ------------------------------------------
 TOTAL                                             $   576,783    $   713,096    $   763,470

 CAPITAL EXPENDITURES
   Candles and Home Fragrance Products             $    40,298    $    46,401    $    23,275
   Non-Fragranced Products                               2,313          1,339          2,047
                                                   ------------------------------------------
 TOTAL                                             $    42,611    $    47,740    $    25,322

 DEPRECIATION AND AMORTIZATION
   Candles and Home Fragrance Products             $    16,817    $    24,833    $    28,949
   Non-Fragranced Products                               2,981          3,274          4,434
                                                   ------------------------------------------
 TOTAL                                             $    19,798    $    28,107    $    33,383

 GEOGRAPHIC INFORMATION
 NET SALES
   United States                                   $   750,292    $   849,704    $   891,996
   International                                       165,050        300,290        305,201
                                                   ------------------------------------------
 TOTAL                                             $   915,342    $ 1,149,994    $ 1,197,197

 LONG LIVED ASSETS
   United States                                   $   240,251    $   289,480    $   294,383
   International                                        82,470         96,679         85,706
                                                   ------------------------------------------
 TOTAL                                             $   322,721    $   386,159    $   380,089


(1) 2001 Candles and Home Fragrance Products includes restructuring and one-time charges of approximately $16.7 million and unexpected bad debt expenses of approximately $2.3 million (See Note 4 to the Consolidated Financial Statements, "Unusual Charges").

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14: STOCK REPURCHASE PLAN

On December 14, 2000, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of its common stock bringing the total authorization to 4,000,000 shares. During the course of fiscal 2001, a total of 1,148,100 shares were repurchased for a total cost of approximately $26.8 million. As of March 31, 2001, the Company had cumulatively purchased on the open market 2,356,800 common shares for a total cost of approximately $57.0 million. The acquired shares are held as common stock in treasury at cost.

NOTE 15: EARNINGS PER SHARE

The following table presents the components of basic and diluted net earnings per common share as required under SFAS No. 128 (in thousands):

                                                          1999      2000     2001
------------------------------------------------------------------------------------
Net earnings                                            $74,502   $92,389   $79,562
------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
         Basic                                           49,165    48,471    47,629
         Dilutive effective of stock options                439       347       273
------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
         Diluted                                         49,604    48,818    47,902
====================================================================================

As of January 31, 1999, 2000 and 2001, options to purchase 12,232, 78,321 and 90,886 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for the years ended January 31 is as follows:

                                                                                  2000 QUARTER ENDED
                                                 -----------------------------------------------------------------------------------
                                                                          (In thousands, except per share data)
                                                                    APRIL 30      JULY 31     OCTOBER 31J    ANUARY 31
------------------------------------------------------------------------------------------------------------------------------------
Net sales (1)                                                     $   258,157   $   242,824   $   304,378   $   344,635
Gross profit (1)                                                      138,070       129,376       156,492       173,672
Net earnings                                                           18,537        16,430        29,888        27,533
Net earnings per common and
  common equivalent share:
     Basic (2)                                                    $      0.38   $      0.34   $      0.62   $      0.57
     Diluted (2)                                                         0.38          0.34          0.61          0.57
====================================================================================================================================


                                                                                    2001 QUARTER ENDED
                                                 -----------------------------------------------------------------------------------
                                                                           (In thousands, except per share data)
                                             APRIL 30(1)                  JULY 31(1)                 OCTOBER 31(1)        JANUARY 31
                                      -------------------------   --------------------------  --------------------------  ----------
                                          As            As             As           As             As            As
                                       Reported      Restated       Reported     Restated       Reported      Restated
------------------------------------------------------------------------------------------------------------------------------------
Net sales                             $ 274,880    $   291,368    $   235,408   $   248,688   $   316,597   $   324,430   $ 332,711
Gross profit                            163,320        158,479        136,079       132,203       176,678       166,906     168,137

Earnings before cumulative
  effect of accounting change            21,021         20,882         18,158        18,712        30,372        29,934      11,187
Cumulative effect of accounting
  change, net of taxes                       --         (1,153)            --            --            --            --          --
                                      ----------------------------------------------------------------------------------------------
Net earnings                             21,021         19,729         18,158        18,712        30,372        29,934      11,187
Net earnings per common and
  common equivalent share:
   Basic (2)
     Net earnings before cumulative
       effect of accounting change    $    0.44    $      0.44    $      0.38   $      0.39   $      0.64   $      0.63   $    0.24
     Cumulative effect of
       accounting change                     --          (0.02)            --            --            --            --          --
                                      ----------------------------------------------------------------------------------------------
                                           0.44           0.41           0.38          0.39          0.64          0.63        0.24
   Diluted (2)
     Net earnings before cumulative
       effect of accounting change    $    0.44    $      0.43    $      0.38   $      0.39   $      0.64   $      0.63   $    0.24
     Cumulative effect of
       accounting change                     --          (0.02)            --            --            --            --          --
                                      ----------------------------------------------------------------------------------------------
                                           0.44           0.41           0.38          0.39          0.64          0.63     0.24
====================================================================================================================================

(1) Restatements have been made to the previously reported fiscal 2001 quarterly information to reflect the adoption of SAB 101. Data presented for both fiscal 2001 and 2000 have been adjusted to reflect the adoption of EITF 00-10. (See Note 2 to the Consolidated Financial Statements, "Accounting Changes").
(2) The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.


NOTE 17: SUBSEQUENT EVENT

On April 11, 2001 the Company acquired Midwest of Cannon Falls, Inc., a leading creative expressions company in the decorative products and giftware industry, for approximately $25.0 million in cash plus the assumption of long-term debt of approximately $30.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Items 10 through 13 is included in the Company's proxy statement dated May 1, 2001, on pages 3 through 13.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1).  FINANCIAL STATEMENTS

   The following consolidated financial statements are contained on the indicated pages of this report:

                                                                PAGE NO.

      Report of Independent Accountants........................   27

      Statements:

          Consolidated Balance Sheets..........................   28
          Consolidated Statements of Earnings..................   29
          Consolidated Statements of Stockholders' Equity......   30
          Consolidated Statements of Cash Flows................   31
          Notes to Consolidated Financial Statements...........   32-46

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

   (a)(3).  EXHIBITS

EXHIBIT NO.  DESCRIPTION OF EXHIBIT

    3.1*     Restated Certificate of Incorporation of the Registrant
    3.2*     Restated By-laws of the Registrant
    4.1+     Amended  and  Restated  1994  Employee  Stock  Option Plan of the
             Registrant (incorporated by reference to Exhibit 4.1 to the
             Registrant's Report on Form 8-K filed April 17, 2000)
    4.2+     Form of Nontransferable Incentive Stock Option Agreement under the
             Amended and Restated 1994 Employee Stock Option Plan of the
             Registrant (incorporated by reference to Exhibit 4.2 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
    4.3+     Form of Nontransferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the
             Registrant (incorporated by reference to Exhibit 4.3 to the
             Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
    4.4+     1994 Stock Option Plan for Non-Employee Directors of the Registrant
             (incorporated by reference to Exhibit 4.4 to the Registrant's
             Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,
             1996)
    4.5*+    Form of Stock Option Agreement under the 1994 Stock Option Plan for
             Non-Employee Directors of the Registrant
    4.6(a)   Form of Indenture, dated as of May 20, 1999, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to the Registrant's Registration Statement on Form S-3
             (Reg. No. 333-77721) filed on May 4, 1999)
    4.6(b)   Form of First Supplemental Indenture dated as of September 29, 1999 between the Registrant and First Union National Bank, Trustee
             (incorporated by reference to Exhibit 4.1 to the Registrant's
             Current Report on Form 8-K filed on September 28, 1999)
   10.1      Credit Agreement, dated as of October 17, 1997, among the
             Registrant, the Banks listed therein, Morgan Guaranty Trust Company of New York, as documentation agent, and Bank of America National
             Trust and Savings Association, as administrative agent
             (incorporated by reference to Exhibit 10.1 to the Registrant's
             Quarterly Report on Form 10-Q for the fiscal quarter ended October
             31, 1997)
   10.1(a)   Amendment No. 1 dated as of May 13, 1999 to the Credit Agreement
             (incorporated by reference to Exhibit 10.1(a) to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended January 31,
             2001)
   10.1(b)   Amendment No. 2 dated as of September 14, 1999 to the Credit
             Agreement (incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             January 31, 2001)
   10.2      Note Purchase Agreement, dated July 7, 1995 (the "Note Purchase
             Agreements"), relating to the 7.54% Senior Notes due June 30, 2005, among Candle Corporation Worldwide, Inc., Candle Corporation of
             America, and PartyLite Gifts, Inc., as Issuers, the Registrant, as guarantor, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1995)
   10.2(a)   Fourth Amendment, dated as of October 17, 1997, to Note Purchase
             Agreements (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
   10.2(b)   Assumption Agreement, dated as of October 17, 1997, of Note
             Purchase Agreements, among Candle Corporation Worldwide, Inc.,
             Candle Corporation of America, and PartyLite Gifts, Inc., as assignors, and the Registrant, as assignee (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
   10.2(c)   Guaranty Agreement, dated as of October 17, 1997, by Candle
             Corporation Worldwide, Inc. (incorporated by reference to Exhibit
             10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
   10.2(d)   Form of 7.54% Senior Notes due June 30, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
   10.2(e)   Fifth Amendment, dated as of May 17, 1999, to Note Purchase
             Agreements (incorporated by reference to Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             January 31, 2000)
   10.3      Master Equipment Lease Agreement between MetLife Capital, Limited
             Partnership, as lessor, and Candle Corporation of America, as lessee (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             January 31, 1995)
   10.4*     Standard Form Industrial Lease dated April 22, 1993, between Carol
             Point Builders I General Partnership and PartyLite Gifts, Inc.
   10.4(a)   First Amendment, dated August 21, 1995, between ERI-CP, Inc., a
             Delaware corporation, as successor to Carol Point Builders I
             General Partnership, and PartyLite Gifts, Inc., to Standard Form
             Industrial Lease dated April 22, 1993, between Carol Point Builders
             I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996)
   10.5      Lease Agreement, dated June 25, 1997, between Carol Stream I
             Development Company, as landlord, PartyLite Gifts, Inc., as tenant, and the Registrant, as guarantor (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998)
   10.6*+    Form of Indemnity Agreement between the Registrant and each of its directors

   10.7+     Promissory Note, dated March 17, 1995, payable by Elwood L. La
             Forge, Jr. and Mary G. La Forge to the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended January 31, 1998)
   10.8+     Mortgage, dated March 17, 1995, between Elwood L. La Forge, Jr. and
             Mary G. La Forge, as mortgagor, to the Registrant, as mortgagee
             (incorporated by reference to Exhibit 10.9 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended January 31,
             1998)
   10.9+     Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan
             (incorporated by reference to Exhibit 4.1 to the Registrant's
             Current Report on Form 8-K as filed on December 21, 1999)
   10.10+    Employment Agreement dated as of August 1, 2000 by and between the
             Registrant and Robert B. Goergen (incorporated by reference to
             Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for
             the fiscal quarter ended October 31, 2000)
   10.11+    Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit A to the Employment Agreement filed as Exhibit
             10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001)
   21.**     List of Subsidiaries
   23.**     Consent of PricewaterhouseCoopers LLP, independent accountants
   24.1**    Power of Attorney
   24.2**    Certified Resolutions of the Board of Directors of the Registrant
----------
* Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.
** Filed herewith.
+ Management contract or compensatory plan required to be filed by Item 14(c) of this report.

   (b) REPORTS ON FORM 8-K

   The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 2001:

   Current Report on Form 8-K, filed December 15, 2000, attaching share repurchase authorization press release.

    Current Report on Form 8-K, filed December 6, 2000, attaching earnings press release.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 1, 2001                 BLYTH, INC.



                                   By: /s/ Robert B. Goergen
                                      ----------------------
                                   Name: Robert B. Goergen
                                   Title: Chairman, Chief Executive Officer and
                                   President

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


           Signature                                   Title                                     Date
           ---------                                   -----                                     ----

/s/ Robert B. Goergen                   Chairman, Chief Executive Officer and President;         May 1, 2001
---------------------------------       Director (Principal Executive Officer)
    Robert B. Goergen


/s/ Robert H. Barghaus                  Vice President and Chief Financial Officer               May 1, 2001
---------------------------------       (Principal Financial and Accounting Officer)
    Robert H. Barghaus


/s/ Roger A. Anderson                   Director                                                 May 1, 2001
---------------------------------
    Roger A. Anderson


/s/ John W. Burkhart                    Director                                                 May 1, 2001
---------------------------------
    John W. Burkhart


/s/ Pamela M. Goergen                   Director                                                 May 1, 2001
---------------------------------
    Pamela M. Goergen


/s/ Neal I. Goldman                     Director                                                 May 1, 2001
---------------------------------
    Neal I. Goldman


/s/ John E. Preschlack                  Director                                                 May 1, 2001
---------------------------------
    John E. Preschlack


/s/ Howard E. Rose                      Director                                                 May 1, 2001
---------------------------------
    Howard E. Rose


/s/ Frederick H. Stephens, Jr.          Director                                                 May 1, 2001
---------------------------------
    Frederick H. Stephens, Jr.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Stockholders of Blyth, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 14, 2001, except for Note 14, as to which the date is March 31, 2001, and except for Note 17, as to which the date is April 11, 2001, appearing in the 2001 Annual Report to Stockholders of Blyth, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                           /s/ PricewaterhouseCoopers LLP
                           ------------------------------
                           PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 14, 2001

                          BLYTH, INC. AND SUBSIDIARIES
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For the
                   years ended January 31 1999, 2000 and 2001
                                 (In thousands)


                                     BALANCE AT   CHARGED TO              BALANCE AT
                                      BEGINNING    COSTS AND                  END OF
DESCRIPTION                          OF  PERIOD     EXPENSES  DEDUCTIONS      PERIOD
--------------------------------------------------------------------------------------
1999
Allowance for doubtful accounts           1,353        1,356       1,305       1,404
Income tax valuation allowance               --           18          --          18

2000
Allowance for doubtful accounts           1,404        2,060       1,310       2,154
Income tax valuation allowance               18        1,762          --       1,780
Inventory reserves                           --        8,146       5,315       2,831

2001
Allowance for doubtful accounts           2,154        2,761       2,795       2,120
Income tax valuation allowance            1,780           --          50       1,730
Inventory reserves                        2,831       15,762       8,892       9,701