Form 10-Q
period 2001-04-30
BLYTH INC
filed 2001-06-13
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 2001

                         Commission file number 1-13026



                                  BLYTH , INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                        36-2984916
            (State or other jurisdiction              (IRS Employer
          of incorporation or organization)        Identification No.)

              ONE EAST WEAVER STREET, GREENWICH, CONNECTICUT 06831
         (Address of principal executive offices)            (Zip Code)


                                 (203) 661-1926
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   47,064,776 COMMON SHARES AS OF MAY 31, 2001

                                   BLYTH, INC.

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

      Item 1.     Financial Statements:
                           Consolidated Balance Sheets............................................................3

                           Consolidated Statements of Earnings....................................................4

                           Consolidated Statements of Stockholders' Equity........................................5

                           Consolidated Statements of Cash Flows..................................................6

                           Notes to Consolidated Financial Statements...........................................7-9

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................................10-13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................................14


Part II.   Other Information

      Item 1.     Legal Proceedings..............................................................................15

      Item 2.     Changes in Securities..........................................................................15

      Item 3.     Defaults upon Senior Securities................................................................15

      Item 4.     Submission of Matters to a Vote of Security Holders............................................15

      Item 5.     Other Information...........................................................................15-17

      Item 6.     Exhibits and Reports on Form 8-K...............................................................17


Signatures.......................................................................................................18

Part I.   FINANCIAL  INFORMATION
Item I.   FINANCIAL STATEMENTS

                          BLYTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
==========================================================================================================================
                                                                                                APRIL 30,     JANUARY 31,
(In thousands, except share data)                                                                    2001            2001
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                       $  36,734       $  93,036
Accounts receivable, less allowance for doubtful receivables
   of $2,779 and $2,120, respectively                                                              85,949          66,974
Inventories                                                                                       225,482         201,086
Prepaid and other                                                                                   9,296           4,803
Deferred income taxes                                                                              10,804           7,808
--------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                       368,265         373,707
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Less accumulated depreciation of $151,036 and $142,738, respectively                           263,311         269,438

OTHER ASSETS:
Investments                                                                                        10,512          15,180
Excess of cost over fair value of assets acquired, net of
  accumulated amortization of $12,232 and $11,240, respectively                                   119,588          95,472
Deposits and other assets                                                                          11,686           9,673
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  141,786         120,325
--------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                             $ 773,362       $ 763,470
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                                            $  33,761       $  27,278
Current maturities of long-term debt                                                                5,725           5,374
Accounts payable                                                                                   50,330          54,820
Accrued expenses                                                                                   41,509          47,520
Dividend Payable                                                                                    4,707               -
Income taxes                                                                                        3,301          14,302
--------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                  139,333         149,294
DEFERRED INCOME TAXES                                                                              24,579          24,552
LONG-TERM DEBT, less current maturities                                                           177,932         167,316
MINORITY INTEREST AND OTHER                                                                         3,638             514
COMMITMENTS AND CONTINGENCIES                                                                           -               -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01 par
   value; no shares issued and outstanding                                                              -               -
Common stock - authorized 100,000,000 shares of $0.02 par value; issued
  and outstanding, 47,064,776 shares and 47,074,776 shares, respectively                              989             989
Additional contributed capital                                                                     97,078          96,912
Retained earnings                                                                                 401,414         390,447
Accumulated other comprehensive loss                                                              (14,030)         (9,595)
Treasury stock, at cost, 2,383,600 shares and 2,356,800 shares, respectively                      (57,571)        (56,959)
--------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                 427,880         421,794
--------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                               $ 773,362       $ 763,470
==========================================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BLYTH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

==========================================================================================================================

THREE MONTHS ENDED APRIL 30, (In thousands, except per share data)                       2001                       2000
==========================================================================================================================
Net sales                                                                             $ 261,153                  $ 291,368
Cost of goods sold                                                                      122,496                    132,889
---------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                        138,657                    158,479
Selling and shipping                                                                     85,441                     96,465
Administrative                                                                           24,941                     23,638
Amortization of goodwill                                                                    990                      1,048
---------------------------------------------------------------------------------------------------------------------------
                                                                                        111,372                    121,151
---------------------------------------------------------------------------------------------------------------------------
    Operating profit                                                                     27,285                     37,328
Other expense (income):
     Interest expense                                                                     4,026                      4,153
     Interest income and other                                                           (2,184)                      (579)
     Equity in earnings of investee                                                         485                        851
---------------------------------------------------------------------------------------------------------------------------
                                                                                          2,327                      4,425
---------------------------------------------------------------------------------------------------------------------------
     Earnings before income taxes, minority interest and
         cumulative effect of accounting change                                          24,958                     32,903
Income tax expense                                                                        9,284                     12,373
---------------------------------------------------------------------------------------------------------------------------
     Earnings before minority interest and cumulative effect
         of accounting change                                                            15,674                     20,530
Minority interest                                                                             -                       (352)
---------------------------------------------------------------------------------------------------------------------------
     Earnings before cumulative effect of accounting change                              15,674                     20,882
Cumulative effect of accounting change, net of taxes                                          -                     (1,153)
---------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                                     $  15,674                  $  19,729
---------------------------------------------------------------------------------------------------------------------------
Basic:
   Net earnings per common share before cumulative
      effect of accounting change                                                          0.33                       0.44
   Cumulative effect of accounting change                                                     -                      (0.02)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           0.33                       0.41
   Weighted average number of shares outstanding                                         47,086                     47,982
===========================================================================================================================
Diluted:
   Net earnings per common share before cumulative
      effect of accounting change                                                          0.33                       0.43
   Cumulative effect of accounting change                                                     -                      (0.02)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           0.33                       0.41
   Weighted average number of shares outstanding                                         47,264                     48,265
===========================================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BLYTH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)
===================================================================================================================================
                                                                                                             ACCUMULATED
                                                 COMMON STOCK          ADDITIONAL                                  OTHER
                                            ------------------------  CONTRIBUTED   RETAINED    TREASURY   COMPREHENSIVE
                                               SHARES        AMOUNT      CAPITAL   EARNINGS       STOCK         LOSS       TOTAL
===================================================================================================================================
FOR THE THREE MONTHS ENDED APRIL 30, 2000:

Balance, January 31, 2000                     48,037,309      $ 985     $ 93,784   $320,384    $(30,179)     $  (4,760)   $380,214

Net earnings for the period                                                          19,729                                 19,729
Foreign currency translation adjustments                                                                        (3,035)      3,035)
                                                                                                                          ---------
  Comprehensive income                                                                                                      16,694

Common stock issued in connection with
  exercise of stock options                      107,675          2        1,237                                             1,239

Dividends delcared                                                -                  (4,793)                                (4,793)

Treasury stock purchases                        (187,600)                                        (4,478)                    (4,478)
                                            ---------------------------------------------------------------------------------------

Balance, April 30, 2000                       47,957,384      $ 987     $ 95,021   $335,320   $ (34,657)      $ (7,795)   $388,876
===================================================================================================================================
FOR THE THREE MONTHS ENDED APRIL 30, 2001:

Balance, January 31, 2001                     47,074,776      $ 989     $ 96,912   $390,447   $ (56,959)      $ (9,595)   $421,794

Net earnings for the period                                                          15,674                                 15,674

Foreign currency translation adjustments                                                                        (4,672)     (4,672)

Unrealized gains on certain
   investments (net of tax of $140)                                                                                237         237
                                                                                                                          ---------
      Comprehensive income                                                                                                  11,239

Common stock issued in connection with
  exercise of stock options                       16,800          -          166                                               166

Dividends declared                                                                   (4,707)                                (4,707)

Treasury stock purchases                         (26,800)                                         (612)                       (612)
                                            ---------------------------------------------------------------------------------------

Balance, April 30, 2001                       47,064,776      $ 989     $ 97,078   $401,414   $(57,571)       $(14,030)   $427,880
===================================================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               BLYTH, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

===========================================================================================================================

THREE MONTHS ENDED APRIL 30, (In thousands)                                                            2001           2000
===========================================================================================================================
Cash flows from operating activities:
     Net earnings                                                                                  $ 15,674       $ 19,729
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Cumulative effect of accounting change                                                       -          1,153
             Depreciation and amortization                                                            9,288          8,488
             Deferred income taxes                                                                      (46)            13
             Equity in earnings of investees                                                            485            851
             Minority interest and other                                                                714           (352)
     Changes in operating assets and liabilities, net of
        effect of business acquisitions:
             Accounts receivable                                                                     (4,496)         6,607
             Inventories                                                                             (7,260)       (10,911)
             Prepaid and other                                                                         (953)          (310)
             Deposits and other assets                                                               (1,148)            (8)
             Accounts payable                                                                        (7,962)         5,935
             Accrued expenses                                                                       (10,603)       (12,838)
             Income taxes                                                                            (6,008)         9,261
---------------------------------------------------------------------------------------------------------------------------
                   Total adjustments                                                                (27,989)         7,889
---------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) operating activities                              (12,315)        27,618
Cash flows from investing activities:
    Purchases of property, plant and equipment, net                                                  (3,258)        (6,608)
    Long term investments                                                                             4,593         (4,774)
    Purchase of businesses, net of cash acquired                                                    (61,332)         1,264
---------------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                                            (59,997)       (10,118)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                              166          1,239
    Purchase of treasury stock                                                                         (612)        (4,478)
    Borrowings from bank line of credit                                                               6,483         25,919
    Repayments on bank line of credit                                                                     -         (1,003)
    Borrowings on long-term debt                                                                      9,973          1,860
---------------------------------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                                         16,010         23,537
---------------------------------------------------------------------------------------------------------------------------
                   Net increase (decrease) in cash and cash equivalents                             (56,302)        41,037
Cash and cash equivalents at beginning of period                                                     93,036         46,047
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $ 36,734       $ 87,084
===========================================================================================================================
Non-cash investing and financing activities:
    Cash dividend declared, $0.10 per share                                                         $ 4,707        $ 4,793

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The Company operates in two business segments - Candles and Home Fragrance Products segment and Creative Expressions and Foodservice segment (formerly Non-Fragranced Products). The Company has operations outside of the United States and sells its products in both segments worldwide. The Candles and Home Fragrance Products segment designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragrance products and markets a broad range of complementary candle accessories. These products are sold direct to the consumer under the PartyLite(R) brand, to retailers in the mid-tier and premium retail channels, under the Colonial Candle of Cape Cod(R), Kate's Original Recipe(TM) and Carolina Designs(R) brands, and in the mass retail channel under the Ambria(TM), Florasense(R) and FilterMate(R) brands. In Europe, these products are also sold under the Gies(TM), Liljeholmens(R), Colony(R), Carolina Designs(R) and Wax Lyrical(TM) brands. The Creative Expressions and Foodservice segment designs, manufactures and markets a broad range of complementary specialty products for the consumer market, including decorative seasonal products under the Midwest of Cannon Falls(R) and Impact(R) brand names, paper-related products under the Jeanmarie(R) brand, and tabletop illumination products and portable heating fuel products for the hotel, restaurant and catering trade, under the Ambria(TM), Sterno(R) and HandyFuel(R) brand names.

     The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31. European operations maintain a calendar year accounting period, which is consolidated with the Company's fiscal period. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at April 30, 2001 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2001 and 2000. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2001, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

2.   ACCOUNTING CHANGES

     Effective February 1, 2001 the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendment under SFAS 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative instruments be recorded on the balance sheet at their fair value. If the derivative is designated and is effective as a fair value hedge, the changes in the value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated and is effective as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 and 138 on February 1, 2001 resulted in an insignificant impact to results of operations.

     Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the three months ended April 30, 2001, minimal gain and loss amounts were reclassified to cost of sales. No significant derivative gains or losses are included in OCI at April 30, 2001, and therefore no significant amount will be transferred to earnings within the next twelve months.

     The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

                           BLYTH INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   BUSINESS ACQUISITIONS

     On April 11, 2001, the Company acquired Midwest of Cannon Falls, Inc., a leading creative expressions company in the decorative products and giftware industry for approximately $61.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million and is being amortized over 20 years.

4.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                  APRIL 30, 2001       JANUARY 31, 2001
------------------------------------------------------------------------
Raw materials                           $ 49,011               $ 40,943
Work in process                            2,983                  2,747
Finished goods                           173,488                157,396
------------------------------------------------------------------------
                                       $ 225,482              $ 201,086
========================================================================

5.   EARNINGS PER SHARE

     The components of basic and diluted earnings per share are as follows (in thousands):


THREE MONTHS ENDED APRIL 30,                             2001                               2000
=================================================================================================
Net earnings                                         $ 15,674                           $ 19,729
=================================================================================================
Weighted average number of common
   shares outstanding:
         Basic                                         47,086                             47,982
         Dilutive effect of stock options                 178                                283
-------------------------------------------------------------------------------------------------
Weighted average number of common
   shares outstanding:
         Diluted                                       47,264                             48,265
=================================================================================================

     As of April 30, 2001 and 2000, options to purchase 218,975 and 104,268 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

6.   UNUSUAL CHARGES

     The Company recorded restructuring and one-time charges in the fourth quarter of fiscal 2001 of approximately $16.7 million pre-tax. Of the amounts recorded as restructuring and one-time charges during fiscal 2001, there were no amounts included in the Consolidated Balance Sheet at April 30, 2001.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   SEGMENT INFORMATION

     The Company operates in two business segments - Candles and Home Fragrance Products segment and Creative Expressions and Foodservice segment (formerly Non-Fragranced Products). The Company has operations outside of the United States and sells its products in both segments worldwide.

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

Three months ended April 30, (In thousands)
=============================================================================================================
                                                                                 2001                 2000
                                                                  ===========================================
NET SALES
   Candles and Home Fragrance Products                                       $ 237,930             $ 270,181
   Creative Expressions and Foodservice                                         23,223                21,187
                                                                  -------------------------------------------
 TOTAL                                                                       $ 261,153             $ 291,368

 EARNINGS
   Candles and Home Fragrance Products                                        $ 27,641              $ 37,558
   Creative Expressions and Foodservice                                           (356)                 (230)
                                                                  -------------------------------------------
                                                                                27,285                37,328
   Other expense                                                                (2,327)               (4,425)
                                                                  -------------------------------------------
 EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                $ 24,958              $ 32,903
=============================================================================================================


 GEOGRAPHIC INFORMATION
 NET SALES
   United States                                                             $ 191,076             $ 221,213
   International                                                                70,077                70,155
                                                                  -------------------------------------------
 TOTAL                                                                       $ 261,153             $ 291,368



                                                                   ==========================================
                                                                       APRIL 30, 2001      JANUARY 31, 2001
                                                                   ==========================================
 LONG LIVED ASSETS
   United States                                                             $ 316,882             $ 294,383
   International                                                                76,543                85,706
                                                                  -------------------------------------------
 TOTAL                                                                       $ 393,425             $ 380,089
=============================================================================================================

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

CONSOLIDATED OPERATIONS

          NET SALES

          Net sales in the first quarter ended April 30, 2001 decreased $30.2 million, or 10.4%, to $261.2 million compared with $291.4 million a year earlier. There were three key factors that negatively affected the first quarter net sales: first the slowdown in our North American direct selling activities, which the Company believes is temporary; second the weakened levels of consumer confidence in North America and Europe; and lastly the continuing deterioration of European currencies versus the dollar, whereby the euro has declined approximately 7% versus last year's first quarter and the British pound has declined approximately 9% versus the prior year. The combined effect of this weakening in European currencies negatively impacted the Company's reported net sales by approximately
          2 percentage points. International sales accounted for approximately 27% of the total net sales for the quarter ended April 30, 2001.

GROSS PROFIT

          Gross profit in the first quarter ended April 30, 2001 decreased $19.8 million, or 12.5%, from $158.5 million for the quarter ended April 30, 2000 to $138.7 million. Gross profit margin decreased from 54.4% for the quarter ended April 30, 2000 to 53.1% for the quarter ended April 30, 2001. The decrease in gross profit margin is primarily a result of a shift in product mix in sales among business units in the first quarter of fiscal 2002. This product mix shift is also masking the positive effects on margins from the recent investments in global sourcing, technology and distribution and savings related to the restructuring efforts implemented in the fourth quarter of fiscal 2001.

SELLING AND SHIPPING EXPENSE

          Selling and shipping expense decreased $11.1 million, or 11.5%, from $96.5 million in the quarter ended April 30, 2000 to $85.4 million in the quarter ended April 30, 2001. The decreases were primarily attributable to decreased sales in the first quarter of fiscal 2002.

ADMINISTRATIVE EXPENSE

          Administrative expense increased $1.3 million, or 5.5%, from $23.6 million in the quarter ended April 30, 2000 to $24.9 million in the quarter ended April 30, 2001. The increase in administrative expenses is primarily due to the Company's commitment to increase its investment in research and development and e-business initiatives.

INTEREST INCOME AND OTHER

          Interest income and other was $2.2 million for the three months ended April 30, 2001 compared to $.6 million for the same period the prior year. This increase was primarily a result of gains from long-term investments of approximately $1.8 million in the quarter ended April 30, 2001.

INCOME TAXES

          Income tax expense decreased $3.1 million, or 25.0%, from $12.4 million in the quarter ended April 30, 2000 to $9.3 million in the quarter ended April 30, 2001. The effective income tax rate decreased from approximately 37.6% in the quarter ended April 30, 2000 to approximately 37.2% in the quarter ended April 30, 2001 reflecting the favorable impact of our global business portfolio.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  (CONTINUED)

NET EARNINGS

          As a result of the foregoing, net earnings decreased $4.0 million, or 20.3%, from $19.7 million the quarter ended April 30, 2000 to $15.7 million for the quarter ended April 30, 2001.

          Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended April 30, 2001 decreased $0.08, or 19.5%, to $0.33 compared to $0.41 for the quarter ended April 30, 2000, which has been restated for the adoption of SAB 101.

          Diluted earnings per share based upon the potential dilution that could occur if options to issue Common Stock were exercised or converted, were $0.33 for the quarter ended April 30, 2001 compared to $0.41 for the same period last year, which has been restated for the adoption of SAB 101, a decrease of $0.08, or 19.5%.

SEGMENT REVIEW - CANDLES AND HOME FRAGRANCE PRODUCTS

          Net sales of the Candles and Home Fragrance Products segment decreased $32.3 million, or 12.0%, to $237.9 million in the first quarter ended April 30, 2001 compared with $270.2 million a year earlier. The same factors that negatively affected the consolidated results were the cause of the decrease in net sales in this year's first quarter versus the same period last year in the Candles and Home Fragrance Products segment.

          Earnings of the Candles and Home Fragrance Products segment decreased $10.0 million, or 26.6%, to $27.6 million in the first quarter ended April 30, 2001 compared with $37.6 million in the same period last year. This decrease is reflective of the sales shortfall in the segment particularly in our North American direct selling channel.

SEGMENT REVIEW - CREATIVE EXPRESSIONS AND FOODSERVICE

          Net sales of the newly renamed Creative Expressions and Foodservice segment (formerly Non-Fragranced) increased $2.0 million, or 9.4%, to $23.2 million in the first quarter ended April 30, 2001 compared with $21.2 million a year earlier. This increase is primarily attributable to the inclusion of the net sales of Midwest of Cannon Falls since its acquisition by the Company on April 11, 2001.

          Earnings of the Creative Expressions and Foodservice segment decreased $.2 million to a loss of $.4 million in the first quarter ended April 30, 2001 compared with a loss of $.2 million in the same period last year. The earnings are in line with historical results and our expectations due to the heavily seasonal sales of the businesses in this segment whose shipments are skewed towards the second and third fiscal quarters.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

          Inventory increased from $201.1 million at January 31, 2001 to $225.5 million at April 30, 2001. Most of this $24.4 million increase is attributable to the acquisition of Midwest of Cannon Falls. Accounts receivable increased $19.0 million from $67.0 million at the end of fiscal 2001 to $86.0 million at April 30, 2001 primarily due to the acquisition of Midwest of Cannon Falls. Accounts payable and accrued expenses decreased $10.5 million from $102.3 million at the end of fiscal 2001 to $91.8 million at April 30, 2001. The decrease in accounts payable and accrued expenses is attributable to normal payment patterns of operating expenses.

          Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (7.50% at April 30, 2001) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio, for a weighted average interest rate of 5.27% at April 30, 2001. At April 30, 2001, approximately $13.7 million (including outstanding letters of credit) was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At April 30, 2001, the Company was in compliance with such covenants.

          As of April 30, 2001, the Company had a total of $10.0 million available under an uncommitted bank line of credit maturing in September 2001. Amounts outstanding under the line of credit bear interest at short term fixed rates. No amounts were outstanding under the uncommitted line of credit at April 30, 2001.

          As of March 31, 2001, The Gies Group ("Gies") had available lines of credit of approximately $35.0 million of which approximately $10.4 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.24% at March 31, 2001. The lines of credit are renewed annually.

          Colony Gift has a short term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2001, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $28.3 million, collateralized by certain of Colony's assets. As of March 31, 2001, Colony had borrowings under the credit facility of approximately $23.3 million, at a weighted average interest rate of 6.25% at March 31, 2001.

          At March 31, 2001, Gies had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of March 31, 2001 under the loan agreements was approximately $4.0 million with variable interest rates ranging from 3.81% to 5.01%, of which $1.3 million relates to current maturities. The loans are collateralized by certain of Gies' real estate and by a pledge of Gies' shares in its subsidiaries.

          Net cash used in operating activities amounted to $12.3 million for the three months ended April 30, 2001 compared to $27.6 million provided by operating activities for the three months ended April 30, 2000. This use of cash is primarily a result of timing of payments of current liabilities and lower earnings in the quarter ended April 30, 2001.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          On December 14, 2000, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of its common stock bringing the total authorization to 4,000,000 shares. As of April 30, 2001, the Company had cumulatively purchased on the open market 2,383,600 common shares for a total cost of approximately $57.6 million. The acquired shares are held as common stock in treasury at cost.

          On March 28, 2001 the Company declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended January 31, 2001. The dividend was payable to shareholders of record as of May 1, 2001 and was paid on May 15, 2001 in the amount of $4.7 million.

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

          Effective February 1, 2001 the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendment under SFAS 138. See Note 2. to the Consolidated Financial Statements for further discussion.

          Also, in May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives such as discounts, coupons, rebates and free products. The effective date has been delayed until annual or interim periods beginning after December 15, 2001. EITF 00-14 becomes effective in the Company's first quarter of fiscal 2003 at which time the Company will report the cost of sales incentives covered by EITF 00-14 as a reduction of revenue. The adoption will have no impact on net earnings.

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

INTEREST RATE RISK

          As of April 30, 2001 the Company is subject to interest rate risk on approximately $44.8 million of variable rate debt, including the debt of Gies and Colony Gift. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $448,000 if applied to the total.

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

          The following table provides information about the Company's foreign exchange forward contracts at April 30, 2001.

                                                     U.S. DOLLAR         AVERAGE         ESTIMATED
(In thousands, except average contract rate)        NOTIONAL AMOUNT    CONTRACT RATE     FAIR VALUE
===================================================================================================
Canadian Dollar                                       $ 3,500            1.5648           $  (64)
Swiss Franc                                             4,855            1.7035              (24)
Euro                                                   37,245              0.90              360
Pound Sterling                                          1,290            1.4336                2
--------------------------------------------------------------------------------------------------
                                                      $46,890                             $  274
==================================================================================================

The foreign exchange contracts outstanding as of April 30, 2001 have maturity dates ranging from May 2001 through March 2002.

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

Risk of Inability to Maintain Growth Rate

          The Company has grown substantially in past years. We expect that our future growth will be generated by sales to the faster-growing worldwide consumer market for candles and home fragrance products and creative expressions and foodservice products. The market for our Foodservice products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including the following: market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, sourcing of raw materials, and increases in production and distribution capacity to meet demand. The candles and home fragrance products and creative expressions and foodservice industries are driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. In addition, our sales and earnings results have recently been impacted negatively by a slowing of the United States economy as a whole and by a drop in consumer confidence at both the individual and retailer levels. There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future. If the United States economy continues to slow and/or consumer confidence continues to drop, our operating results may be materially adversely affected. Also recently, we have incurred certain one-time expenses in connection with the restructuring of our U.S. and European consumer wholesale operations and our exit from certain lower margin products lines. While we expect

Risk of Inability to Maintain Growth Rate (continued)

          these actions to position us more effectively for continued growth and profitability, there can be no assurance that we will achieve these results. We expect that, as we grow, our rate of growth will be less than our historical growth rate. Our growth in both the candles and home fragrance products segment and the creative expressions and foodservice segment has been due, in part, to acquisitions. We expect our future growth in the candles and home fragrance segment to be primarily organic, with the possibility of selective acquisitions. We continue to pursue strategic acquisitions in certain areas of the creative expressions and foodservice segment. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

Ability to Respond to Increased Product Demand

          Our internal growth has required increases in personnel, expansion of production and distribution facilities, and enhancement of management information systems. Our ability to meet future demand for candles and home fragrance products and creative expressions and foodservice products will be dependent upon success in (1) training, motivating and managing new employees, (2) bringing new production and distribution facilities on line in a timely manner, (3) improving management information systems in order to respond promptly to customer orders and (4) improving our ability to forecast anticipated product demand in order to continue to fill customer orders promptly. If we are unable to meet future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

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

Competition

          Our business is highly competitive, both in terms of price and new product introductions. The worldwide market for candles and home fragrance products, as well as for creative expressions and foodservice products, is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry to the candles and home fragrance products and creative expressions and foodservice industries, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us. From time to time during the year-end holiday season, we compete with companies offering candles manufactured in foreign countries, particularly China. In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

                    None

          b)   Reports on Form 8-K

               During the fiscal quarter ended April 30, 2001, the Company filed the following Current Reports on Form 8-K:

                    Current Report on Form 8-K on February 6, 2001 to file as an exhibit the press release reporting the Company's fourth quarter outlook for the fiscal year ended January 31, 2001.

                    Current Report on Form 8-K on March 20, 2001 to file as exhibits three press releases; the first reported the Company's results of operations for the fiscal quarter ended January 31, 2001; the second reported the Company's outlook for the first quarter of fiscal 2002; the third announced the Company's senior management team reorganization.

                    Current Report on Form 8-K on April 2, 2001 to file as an exhibit the press release announcing the Company's declaration of a semi-annual dividend.

                    Current Report on Form 8-K on April 17, 2001 to file as an exhibit the press release announcing the Company's acquisition of Midwest of Cannon Falls, Inc.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       BLYTH, INC.



  Date:  June 13, 2001                               By:/s/ Robert B. Goergen
       -----------------------------------           -------------------------
                                                     Robert B. Goergen
                                                     Chief Executive Officer




  Date:  June 13, 2001                               By:/s/ Robert Barghaus
       -----------------------------------           --------------------------
                                                     Robert Barghaus
                                                     Chief Financial Officer