Form 10-Q
period 2001-07-31
BLYTH INC
filed 2001-09-14
CIK 921503

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JULY 31, 2001

Commission file number 1-13026

BLYTH, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-2984916
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

47,069,176 Common Shares as of August 31, 2001

BLYTH, INC.

INDEX

			Page
Form 10-Q Cover Page			1
Form 10-Q Index			2
Part I.	Financial Information:
	Item 1.	Financial Statements:
		Consolidated Balance Sheets	3
		Consolidated Statements of Earnings	4,5
		Consolidated Statements of Stockholders' Equity	6
		Consolidated Statements of Cash Flows	7
		Notes to Consolidated Financial Statements	8-10
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Part II.	Other Information
	Item 1.	Legal Proceedings	16
	Item 2.	Changes in Securities	16
	Item 3.	Defaults upon Senior Securities	16
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 5.	Other Information	16-18
	Item 6.	Exhibits and Reports on Form 8-K	18
Signatures			19

Part I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	July 31, 2001	January 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,275	$93,036
Accounts receivable, less allowance for doubtful receivables of $2,793 and $2,120, respectively	103,354	66,974
Inventories	235,838	201,086
Prepaid and other	9,202	4,803
Deferred income taxes	10,893	7,808

Total current assets	382,562	373,707
Property, plant and equipment, at cost:
Less accumulated depreciation of $158,176 and $142,738, respectively	257,215	269,438
Other assets:
Investments	3,563	15,180
Excess of cost over fair value of assets acquired, net of accumulated amortization of $13,559 and $11,240, respectively	114,978	95,472
Deposits and other assets	12,783	9,673

	131,324	120,325

Total assets	$771,101	$763,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$38,712	$27,278
Current maturities of long-term debt	5,559	5,374
Accounts payable	37,424	54,820
Accrued expenses	36,589	47,520
Income taxes	818	14,302

Total current liabilities	119,102	149,294
Deferred income taxes	24,347	24,552
Long-term debt, less current maturities	189,536	167,316
Minority interest and other	3,424	514
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock—authorized 100,000,000 shares of $0.02 par value; issued and outstanding, 47,069,176 shares and 47,074,776 shares, respectively	989	989
Additional contributed capital	97,184	96,912
Retained earnings	414,294	390,447
Accumulated other comprehensive loss	(20,204)	(9,595)
Treasury stock, at cost, 2,383,600 shares and 2,356,800 shares, respectively	(57,571)	(56,959)

Total stockholders' equity	434,692	421,794

Total liabilities and stockholders' equity	$771,101	$763,470

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2001	2000
Net sales	$510,838	$540,056
Cost of goods sold	247,478	249,374

Gross profit	263,360	290,682
Selling and shipping	163,581	172,879
Administrative	48,082	46,193
Amortization of goodwill	2,011	2,096

	213,674	221,168

Operating profit	49,686	69,514
Other expense (income):
Interest expense	8,098	8,341
Interest income and other	(4,055)	(1,164)
Equity in earnings of investees	175	787

	4,218	7,964

Earnings before income taxes, minority interest and cumulative effect of accounting change	45,468	61,550
Income tax expense	16,914	23,040

Earnings before minority interest and cumulative effect of accounting change	28,554	38,510
Minority interest	—	(1,084)

Earnings before cumulative effect of accounting change	28,554	39,594
Cumulative effect of accounting change	—	(1,153)

Net earnings	$28,554	$38,441

Basic:
Net earnings per common share before cumulative effect of accounting change	0.61	0.83
Cumulative effect of accounting change	—	(0.02)

	0.61	0.81
Weighted average number of shares outstanding	47,076	47,959

Diluted:
Net earnings per common share before cumulative effect of accounting change	0.60	0.82
Cumulative effect of accounting change	—	(0.02)

	0.60	0.80
Weighted average number of shares outstanding	47,265	48,288

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Three months ended July 31 (In thousands, except per share data)	2001	2000
Net sales	$249,685	$248,688
Cost of goods sold	124,982	116,485

Gross profit	124,703	132,203
Selling and shipping	78,140	76,414
Administrative	23,141	22,555
Amortization of goodwill	1,021	1,048

	102,302	100,017

Operating profit	22,401	32,186
Other expense (income):
Interest expense	4,072	4,188
Interest income	(1,871)	(585)
Equity in earnings of investees	(310)	(64)

	1,891	3,539

Earnings before income taxes and minority interest	20,510	28,647
Income tax expense	7,630	10,667

Earnings before minority interest	12,880	17,980
Minority interest	—	(732)

Net earnings	$12,880	$18,712

Basic:
Net earnings per common share	0.27	0.39
Weighted average number of shares outstanding	47,066	47,940

Diluted:
Net earnings per common share	0.27	0.39
Weighted average number of shares outstanding	47,272	48,317

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock					Accumulated Other Comprehensive Income (Loss)
July 31, (In thousands, except share data)			Additional Contributed Capital	Retained Earnings	Treasury Stock
	Shares	Amount					Total
For the six months ended July 31, 2000:
Balance, January 31, 2000	48,037,309	$985	$93,784	$320,384	$(30,179)	$(4,760)	$380,214
Net earnings for the period				38,441			38,441
Foreign currency translation adjustments						(4,590)	(4,590)
Unrealized holding gains on certain investments (net of tax of $304)						509	509

Comprehensive income							34,360
Common stock issued in connection with exercise of stock options	150,465	3	2,056				2,059
Tax benefit from stock options			397				397
Dividends paid				(4,793)			(4,793)
Treasury stock purchase	(227,100)				(5,636)		(5,636)

Balance, July 31, 2000	47,960,674	$988	$96,237	$354,032	$(35,815)	$(8,841)	$406,601

For the six months ended July 31, 2001:
Balance, January 31, 2001	47,074,776	$989	$96,912	$390,447	$(56,959)	$(9,595)	$421,794
Net earnings for the period				28,554			28,554
Foreign currency translation adjustments						(10,780)	(10,780)
Net gain or loss on cash flow hedging instruments						171	171

Comprehensive income							17,945
Common stock issued in connection with exercise of stock options	21,200		272				272
Tax benefit from stock options							—
Dividends paid				(4,707)			(4,707)
Treasury stock purchase	(26,800)				(612)		(612)

Balance, July 31, 2001	47,069,176	$989	$97,184	$414,294	$(57,571)	$(20,204)	$434,692

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended July 31 (In thousands)	2001	2000
Cash flows from operating activities:
Net earnings	$28,554	$38,441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	—	1,153
Depreciation and amortization	17,455	17,156
Tax benefit from stock options	—	397
Deferred income taxes	272	2,886
Equity in earnings of investees	175	787
Minority interest	—	(1,084)
Gain on sale of long-term investments	(1,981)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(21,901)	2,318
Inventories	(17,616)	(44,447)
Prepaid and other	(859)	(1,106)
Deposits and other assets	(2,245)	(1,063)
Accounts payable	(20,085)	(8,734)
Accrued expenses	(15,155)	(7,966)
Other liabilities	825	—
Income taxes	(8,647)	476

Total adjustments	(69,762)	(39,227)

Net cash used in operating activities	(41,208)	(786)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,593)	(12,635)
Long term investments	11,634	(9,439)
Purchase of businesses, net of cash acquired	(61,392)	(430)

Net cash used in investing activities	(56,351)	(22,504)
Cash flows from financing activities:
Proceeds from issuance of common stock	272	2,059
Purchase of treasury stock	(612)	(5,636)
Borrowings from bank line of credit	23,512	29,952
Repayments on bank line of credit	(12,078)	(1,003)
Borrowings (repayments) on long-term debt	21,411	(8,034)
Dividends paid	(4,707)	(4,793)

Net cash provided by financing activities	27,798	12,545

Net decrease in cash and cash equivalents	(69,761)	(10,745)
Cash and cash equivalents at beginning of period	93,036	46,047

Cash and cash equivalents at end of period	$23,275	$35,302

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

    The Company operates in two business segments—the Candles and Home Fragrance Products segment and the Creative Expressions and Foodservice segment. The Company has operations outside of the United States and sells its products in both segments worldwide. The Candles and Home Fragrance Products segment designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragrance products and markets a broad range of complementary candle accessories. These products are sold direct to the consumer under the PartyLite® brand, to retailers in the mid-tier and premium retail channels, under the Colonial Candle of Cape Cod®, Kate's Original Recipe™ and Carolina Designs® brands, and in the mass retail channel under the Ambria™, Florasense® and FilterMate® brands. In Europe, these products are also sold under the Gies™, Liljeholmens®, Colony®, Carolina Designs® and Wax Lyrical™ brands. The Creative Expressions and Foodservice segment designs, manufactures or sources and markets a broad range of complementary specialty products for the consumer market, including decorative seasonal products under the Midwest of Cannon Falls® and Impact® brand names, paper-related products under the Jeanmarie® brand, and tabletop illumination products and portable heating fuel products for the hotel, restaurant and catering trade, under the Ambria™, Sterno® and HandyFuel® brand names.

    The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31. European operations maintain a calendar year accounting period, which is consolidated with the Company's fiscal period. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals (consisting only of normal recurring accruals) necessary for fair presentation of the Company's consolidated financial position at July 31, 2001 and the consolidated results of its operations and cash flows for the six-month periods ended July 31, 2001 and 2000. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2001, as set forth in the Company's Annual Report on Form 10-K. Operating results for the six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

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

    Effective February 1, 2001 the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and

Hedging Activities" and its corresponding amendment under SFAS 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative instruments be recorded on the balance sheet at their fair value. If the derivative is designated and is effective as a fair value hedge, the changes in the value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated and is effective as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 and 138 on February 1, 2001 did not have a material impact on the results of operations.

    Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the six months ended July 31, 2001, minimal gain and loss amounts were reclassified to cost of sales. Approximately $171,000 of derivative gains or losses are included in OCI at July 31, 2001, and will be transferred to earnings within the next twelve months.

    The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

3.  Business Acquisitions

    On April 11, 2001, the Company acquired Midwest of Cannon Falls, Inc., a leading creative expressions company in the decorative products and giftware industry for approximately $61.0 million in cash. The excess of the purchase price over the estimated air value of the net assets acquired approximated $25.4 million and is being amortized over 20 years.

4.  Inventories

    The components of inventory consist of the following (in thousands):

	July 31, 2001	January 31, 2001
Raw materials	$38,999	$40,943
Work in process	3,419	2,747
Finished goods	193,420	157,396

	$235,838	$201,086

5.  Earnings per Share

    The components of basic and diluted earnings per share are as follows (in thousands):

	Three Months Ended July 31, 2001	Six Months Ended July 31, 2001	Three Months Ended July 31, 2000	Six Months Ended July 31, 2000
Net earnings	$12,880	$28,554	$18,712	$38,441

Weighted average number of common shares outstanding:
Basic	47,066	47,076	47,940	47,959
Dilutive effect of stock options	206	189	377	329

Weighted average number of common shares outstanding:
Diluted	47,272	47,265	48,317	48,288

    As of July 31, 2001 and 2000, options to purchase 171,944 and 56,176 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

6.  Segment Information

    The Company operates in two business segments—the Candles and Home Fragrance Products segment and the Creative Expressions and Foodservice segment. The Company has operations outside of the United States and sells its products in the Candles and Home ragrance Products segment worldwide. The majority of sales in the Creative Expressions and Foodservice segment are domestically based.

    Earnings represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other income (expense) includes interest expense, interest income and equity in earnings of investees which are not allocated to the business segments.

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2001	2000	2001	2000
Net Sales
Candles and Home Fragrance	$192,342	$217,319	$430,271	$487,500
Creative Expressions and Foodservice	57,343	31,369	80,567	52,556

Total	$249,685	$248,688	$510,838	$540,056
Earnings
Candles and Home Fragrance	$16,620	$28,148	$44,260	$65,706
Creative Expressions and Foodservice	5,781	4,038	5,426	3,808

	$22,401	$32,186	$49,686	$69,514
Other expense	(1,891)	(3,539)	(4,218)	(7,964)

Earnings before income taxes, minority interest and cumulative effect of accounting change	$20,510	$28,647	$45,468	$61,550

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

    Net sales decreased $29.3 million, or 5.4%, to $510.8 million in the first six months of fiscal 2002 from $540.1 million in the first six months of fiscal 2001. Net sales in the second quarter ended July 31, 2001, increased $1.0 million, or 0.4% to $249.7 million compared with $248.7 million a year earlier. The slight sales increase in the second quarter of fiscal 2002 versus last year was attributable to the inclusion of sales from Midwest of Cannon Falls, which was acquired in April of this year, which more than offset the loss in sales from the discontinuance of the Company's citronella and religious candle businesses. Net sales continue to be negatively impacted by the general economic slowdown in North America and Europe, especially Germany, as well as the year-to-year decline in European currencies through the end of the second quarter. International sales accounted for approximately 21% of the total net sales for the quarter ended July 31, 2001.

    Net sales in the Candles and Home Fragrance Products segment were negatively impacted by the same factors that affected the Company overall whereby wholesalers, retailers and consumers continued to be quite cautious in their purchases, most notably in the U.S. mass market channel. The value of the euro and the British pound declined approximately 7% in the second quarter of fiscal 2002 when compared to a year ago. This devaluation impacted the Company's net sales by nearly 2 percentage points with most of this impact affecting the Candles and Home Fragrance Products segment. A slowdown in the Company's North American direct selling channel, which management believes is temporary, also negatively impacted sales in the Candles and Home Fragrance segment. However, sales in the direct selling channel in the second quarter when compared to the prior year were significantly improved over the first quarter comparison. The second quarter sales comparison in the Candles and Home Fragrance segment was also negatively impacted by 2 percentage points due to the decision to exit the citronella and religious candle businesses since both historically had their strongest sales in the second quarter.

    Net sales in the Creative Expressions and Foodservice segment increased during the second quarter versus last year due to the acquisition in April of Midwest of Cannon Falls. However, JMC Impact, Blyth's mass channel seasonal décor business, experienced lower second quarter sales than last year due to overall retailer and consumer caution, as well as the loss of several mass channel customers due to bankruptcies.

Gross Profit

    Gross profit decreased $27.3 million, or 9.4%, from $290.7 million in the first six months of fiscal 2001 to $263.4 million in the first six months of fiscal 2002. Gross profit margin decreased from 53.8% for the first six months of fiscal 2001 to 51.6% for the first six months of fiscal 2002. Gross profit in the second quarter ended July 31, 2001 decreased $7.5 million, or 5.7%, from $132.2 million for the quarter ended July 31, 2000 to $124.7 million. Gross profit margin decreased from 53.2% for the quarter ended July 31, 2000 to 49.9% for the quarter ended July 31, 2001. The main factors that contributed to the decrease in gross profit in fiscal 2002 compared to fiscal 2001 were: the decrease in net sales described earlier; the additional provision on mass channel inventory; and a shift in sales mix. However, the gross profit contribution from Midwest of Cannon Falls partially offset the affect of these factors.

Selling and Shipping Expense

    Selling and shipping expense decreased $9.3 million, or 5.4%, from $172.9 million in the first six months of fiscal 2001 (32.0% of net sales), to $163.6 million in the first six months of fiscal 2002 (32.0% of net sales). Selling and shipping expense ncreased $1.7 million, or 2.2%, from $76.4 million in the quarter ended July 31, 2000 (30.7% of net sales), to $78.1 million in the quarter ended July 31, 2001 (31.3% of net sales). The increase in the second quarter ended July 31, 2001 when compared to the prior year was attributable to the inclusion of Midwest of Cannon Falls. Excluding Midwest of Cannon Falls, selling and shipping expenses decreased in both the three and six month periods ended July 31, 2001 when compared to the prior year periods primarily due to cost containment programs that are in place at each of our business units.

Operating Profit

    Operating profit decreased $19.8 million, or 28.5%, to $49.7 million in the six months ended July 31, 2001 compared with $69.5 million a year earlier. Operating profit in the second quarter ended July 31, 2001 decreased $9.8 million, or 30.4%, to $22.4 million compared to $32.2 million in the same period last year. The decrease in the operating profit in the quarter ended July 31, 2001 versus that period in the prior year was due to the same factors that affected net sales and gross profit, with the most significant factors being the additional mass channel inventory provision of $6.3 million, the continued weak global economy and European currency weakness.. The Candles and Home Fragrance segment was impacted by all of the aforementioned factors with the inventory provision being entirely in this segment. The Creative Expressions and Foodservice segment, which was also negatively impacted by the weakness in the economy, did benefit from the acquisition of Midwest of Cannon Falls, bringing this segment's operating profit in fiscal 2001 ahead of the prior year's three and six month periods.

Administrative Expense

    Administrative expense increased $1.9 million, or 4.1%, from $46.2 million in the first six months of fiscal 2001 (8.6% of net sales) to $48.1 million in the first six months of fiscal 2002 (9.4% of net sales). Administrative expense increased $0.5 million, or 2.2%, from $22.6 million in the quarter ended July 31, 2000 (9.1% of net sales) to $23.1 million in the quarter ended July 31, 2001 (9.3% of net sales). The increases in administrative expenses for the three and six months of fiscal 2001 versus last year were a result of the inclusion of Midwest of Cannon Falls. As discussed earlier, cost containment efforts are in place Company-wide. Excluding Midwest of Cannon Falls, administrative expenses decreased in both the three and six month periods ended July 31, 2001 when compared to last year.

Net Earnings

    As a result of the foregoing, net earnings decreased $9.8 million, or 25.5%, from $38.4 million for the six months ended July 31, 2000 to $28.6 million for the six months ended July 31, 2001. Net earnings decreased $5.8 million, or 31.0%, from $18.7 million in the quarter ended July 31, 2000 to $12.9 million in the quarter ended July 31, 2001.

    Basic earnings per share for the six months ended July 31, 2001 decreased $0.20 or 24.7%, to $0.61 compared to $0.81 for the six months ended July 31, 2000. Excluding the additional inventory provision previously discussed, basic earnings per share for the ix months ended July 31, 2001 would have been $0.69 compared to $0.81 for the same period last year. Basic earnings per share for the quarter ended July 31, 2001 decreased $0.12, or 30.8%, to $0.27 compared to $0.39 for the quarter ended July 31, 2000. xcluding the additional inventory provision, basic earnings per share for the quarter ended July 31, 2001 would have been $0.36 compared to $0.39 for the quarter ended July 31, 2000. Diluted earnings per share were $0.60 for the six months ended July 31, 2001 compared to $0.80 for the same period last year, a decrease of $0.20, or 25%. Excluding the additional inventory provision, diluted earnings per share would have been $0.69 for the six months ended July 31, 2001 compared to $0.80 for the same period last year. Diluted earnings per share were $0.27 for the quarter ended July 31, 2001 compared to $0.39 for the same period last year, a decrease of $0.12 or 30.8%. Excluding the additional inventory provision, diluted earnings per share would have been $0.36 for the quarter ended July 31, 2001 compared to $0.39 for the same period last year.

Liquidity and Capital Resources

    When compared to January 31, 2001, when inventory levels are typically at the lowest point of the fiscal year, inventory increased $34.7 million, from $201.1 million, to $235.8 million at July 31, 2001. This increase in inventory is due to normal seasonal build and to the acquisition of Midwest of Cannon Falls. Accounts receivable increased $36.4 million, to $103.4 million at July 31, 2001 compared to $67.0 million at January 31, 2001 with most of this increase coming from the acquisition of Midwest of Cannon Falls. Accounts payable and accrued expenses decreased $28.3 million, to $74.0 million at July 31, 2001 compared to $102.3 million at year-end due to cost containment programs and normal payment patterns of operating expenses.

    Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (6.75% at July 31, 2001) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio, for a weighted average interest rate of 4.36% at July 31, 2001. At July 31, 2001, $31.9 million (including outstanding letters of credit) was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At July 31, 2001, the Company was in compliance with such covenants.

    As of July 31, 2001, the Company had a total of $45.0 million available under uncommitted bank lines of credit maturing in September 2001, April 2002 and May 2002. Amounts outstanding under the lines of credit bear interest at short-term fixed rates. At July 31, 2001, $10.9 million was outstanding under the lines of credit at a weighted average interest rate of 4.35%.

    As of June 30, 2001, The Gies Group ("Gies") had available lines of credit of approximately $30.9 million of which approximately $13.5 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 5.18% at June 30, 2001. The lines of credit are renewed annually.

    Colony Gift has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 21, 2002, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $21.2 million. As of June 30, 2001, Colony Gift had borrowings under the credit facility of approximately $14.3 million, at a weighted average interest rate of 5.91%.

    At June 30, 2001, Gies had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of June 30, 2001 under the loan agreements was approximately $3.8 million with variable interest rates ranging from 5.0% to 5.6%, of which $1.3 million relates to current maturities. The loans are collateralized by certain of Gies' real estate.

    Net cash used in operating activities amounted to $41.2 million for the six months ended July 31, 2001 compared to a use of $0.8 million for the six months ended July 31, 2000 which is primarily a result of weaker earnings in the current year versus the prior year, seasonal spending patterns and the inclusion of Midwest Of Cannon Falls since its acquisition in April 2001. The Company expects to have strong cash flows from operations in the second half of fiscal 2002.

    On December 14, 2000, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of its common stock bringing the total authorization to 4,000,000 shares. As of July 31, 2001, the Company had cumulatively purchased on the open market 2,383,600 common shares for a total cost of approximately $57.6 million. The acquired shares are held as common stock in treasury at cost.

    On September 6, 2001 the Company declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended July 31, 2001. The dividend is payable to shareholders of record as of November 1, 2001 and will be paid on November 15, 2001.

Impact of Adoption of Recently Issued Accounting Standards

    In April 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue requires the classification of certain advertising program incentives, paid to the Company's customers, as a reduction of sales. EITF 00-25 becomes effective for annual or interim periods beginning after December 15, 2001. The adoption of this issue will have no effect on the Company's financial position or net earnings.

    In May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives such as discounts, coupons, rebates and free products. The effective date has been delayed until annual or interim periods beginning after December 15, 2001. EITF 00-14 becomes effective in the Company's first quarter of fiscal 2003 at which time the Company will report the cost of sales incentives covered by EITF 00-14 as a reduction of revenue. The adoption will have no impact on net earnings.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This standard prohibits the use of pooling-of-interest method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The standard also requires that identifiable intangible assets shall be recognized as assets apart from goodwill. We do not expect that implementation of this standard will have a significant impact on our financial statements.

    Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of indefinite- lived goodwill and intangibles, and requires indefinite-lived assets to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly.

    New disclosures are required for goodwill and other intangible assets including information about the changes in carrying amounts from period to period. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We have not yet determined the effects of this standard on our financial statements.

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. We do not expect that implementation of this standard will have a significant impact on our financial statements.

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

Interest Rate Risk

    As of July 31, 2001 the Company is subject to interest rate risk on approximately $65.1 million of variable rate debt, including Gies and Colony Gift. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $651,000 if applied to the total.

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

    The following table provides information about the Company's foreign exchange forward contracts at July 31, 2001.

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$1,600	1.5232	$8
Swiss Franc	2,615	1.7200	12
Euro	32,335	0.8800	364
Pound Sterling	3,704	1.4199	(14)

	$40,254		$370

    The foreign exchange contracts outstanding as of July 31, 2001 have maturity dates ranging from August 2001 through March 2002.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    The following matters were voted upon at the Annual Meeting of Stockholders held on June 12, 2001, and received the votes set forth below:

  1)
  Each of the following persons nominated was elected to serve as director and received the number of votes set forth opposite his name.
	For	Against	Withheld
Robert B. Goergen	42,697,847	0	1,555,883
Neal I. Goldman	44,100,188	0	153,542
Howard E. Rose	43,791,306	0	462,424

    In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are: Roger A. Anderson, John W. Burkhart, Pamela M. Goergen, John E. Preshlack, Frederick H. Stephens, Jr.

  2)
  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants received 44,200,196 votes for, 46,737 votes against, and 6,797 votes withheld.

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

    There can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere in this Report and in the Company's other public filings and statements, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the Company's forward-looking statements. The information contained herein does not reflect in any way the potential impact of recent attacks against American interests. The Company disclaims any obligation to update any forward- looking statements, or the following factors, to reflect events or circumstances after the date of this Report.

Risk of Inability to Maintain Growth Rate

    The Company has grown substantially in past years. We expect that our future growth will be generated in part by sales to the worldwide consumer market for Candles and Home Fragrance Products. We expect continued growth in the Creative Expressions and Foodservice Products segment, both organically and via acquisition. The market for our Foodservice products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, effective sourcing of raw materials, and increases or decreases in production and distribution capacity to meet demand. The Candles and Home Fragrance Products and Creative Expressions industries are driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. In addition, our sales and earnings results have recently been impacted negatively by a slowing of the United States economy as a whole and by a drop in consumer confidence at both the individual and retailer levels. In addition, our sales and earnings results have been impacted by the loss of several mass channel customers due to bankruptcies. There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future. If the United States economy continues to slow and/or consumer confidence continues to drop, our operating results may be materially adversely affected. Also recently, we have incurred certain one-time expenses in connection with the restructuring of our U.S. and European consumer wholesale operations and our exit from certain lower margin products lines. While we expect these actions to position us more effectively for continued growth and profitability, there can be no assurance that we will achieve these results. We expect that, as we grow, our rate of growth will be less than our historical growth rate. Our growth in both the Candles and Home Fragrance Products segment and the Creative Expressions and Foodservice segment has been due, in part, to acquisitions. We expect our future growth in the Candles and Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions and we continue to pursue strategic acquisitions in certain areas of the Creative Expressions and Foodservice segment. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

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

Risks Associated with International Sales and Foreign-Sourced Products

    Our international business has grown at a faster rate than sales in the United States in recent years. In addition, we source a portion of our candles, accessories and decorative gift bags and seasonal

décor from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons we are subject to the following risks inherent in foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes) and trade and foreign tax laws. In particular, during fiscal years 2001 and 2002, declining European currencies have had a significant negative impact on our international sales results. If European currencies remain weak or decline further, our operating results may be materially adversely affected.

Raw Materials

    For certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such raw material shortages have not previously had, and are not expected to have, a material adverse effect on the Company's operations.

Dependence on Key Management Personnel

    Our success depends upon the contributions of key management personnel, particularly our Chairman, Chief Executive Officer and President, Robert B. Goergen. We do not have employment contracts with any of our key management personnel except for Mr. Goergen, nor do we maintain any key person life insurance policies. Also, certain of our senior executives have assumed new positions recently. The loss of any of the key management personnel or the inability of executives to perform in their new positions could have a material adverse effect on the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits

      None

  b)
  Reports on Form 8-K

      During the fiscal quarter ended July 31, 2001, the Company filed the following reports on Form 8-K:

        Current Report on Form 8-K on May 31, 2001 to file as an exhibit the press release announcing the Company's results of operations for the fiscal quarter ended April 30, 2001.

        Current Report on Form 8-K on May 31, 2001 to file as an exhibit the press release reporting the Company's second quarter outlook for the fiscal year ended January 31, 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date: September 14, 2001	By:/s/ ROBERT B. GOERGEN Robert B. Goergen President and Chief Executive Officer
Date: September 14, 2001	By:/s/ ROBERT H. BARGHAUS Robert H. Barghaus Vice President and Chief Financial Officer

QuickLinks

  Part I. FINANCIAL INFORMATION
  Item I. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Earnings
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES