Form 10-Q
period 2001-10-31
BLYTH INC
filed 2001-12-17
CIK 921503

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED OCTOBER 31, 2001

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

47,078,876 Common Shares as of November 30, 2001

BLYTH, INC.

INDEX

Page
Form 10-Q Cover Page	1
Form 10-Q Index	2
Part I. Financial Information:
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Earnings	4,5
Consolidated Statements of Stockholders' Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 2. Changes in Securities	18
Item 3. Defaults upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18-20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21

Part  I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2001	January 31, 2001
	(In thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,799	$93,036
Accounts receivable, less allowance for doubtful receivables of $3,588 and $2,120, respectively	170,380	66,974
Inventories	224,523	201,086
Prepaid and other	12,770	4,803
Deferred income taxes	10,957	7,808

Total current assets	451,429	373,707
Property, plant and equipment, at cost:
Less accumulated depreciation of $165,947 and $142,738, respectively	258,180	269,438
Other assets:
Investments	3,536	15,180
Excess of cost over fair value of assets acquired, net of accumulated amortization of $14,904 and $11,240, respectively	112,652	95,472
Deposits and other assets	12,129	9,673

	128,317	120,325

Total assets	$837,926	$763,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$41,234	$27,278
Current maturities of long-term debt	42,136	5,374
Accounts payable	45,565	54,820
Accrued expenses	46,535	47,520
Dividend payable	4,709	—
Income taxes	6,416	14,302

Total current liabilities	186,595	149,294
Deferred income taxes	24,875	24,552
Long-term debt, less current maturities	163,349	167,316
Minority interest and other	3,479	514
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock—authorized 100,000,000 shares of $0.02 par value; issued 49,467,776 shares and 49,431,576 shares, respectively	989	989
Additional contributed capital	97,266	96,912
Retained earnings	435,456	390,447
Accumulated other comprehensive loss	(15,551)	(9,595)
Treasury stock, at cost, 2,430,900 shares and 2,356,800 shares, respectively	(58,532)	(56,959)

Total stockholders' equity	459,628	421,794

Total liabilities and stockholders' equity	$837,926	$763,470

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Nine months ended October 31
	2001	2000
	(In thousands, except per share data)
Net sales	$829,989	$864,486
Cost of goods sold	404,982	406,898

Gross profit	425,007	457,588

Selling	254,014	264,335
Administrative	72,859	68,802
Amortization of goodwill	3,356	3,144

	330,229	336,281

Operating profit	94,778	121,307
Other expense (income):
Interest expense	12,312	12,521
Interest income and other	(4,640)	(1,139)
Equity in earnings of investees	443	723

	8,115	12,105

Earnings before income taxes, minority interest and cumulative effect of accounting change	86,663	109,202
Income tax expense	32,238	40,758

Earnings before minority interest and cumulative effect of accounting change	54,425	68,444
Minority interest	—	(1,084)

Earnings before cumulative effect of accounting change	54,425	69,528
Cumulative effect of accounting change	—	(1,153)

Net earnings	$54,425	$68,375

Basic:
Net earnings per common share before cumulative effect of accounting change	$1.16	$1.45
Cumulative effect of accounting change	—	(0.02)

	$1.16	$1.43
Weighted average number of shares outstanding	47,071	47,817

Diluted:
Net earnings per common share before cumulative effect of accounting change	$1.15	$1.44
Cumulative effect of accounting change	—	(0.02)

	$1.15	$1.42
Weighted average number of shares outstanding	47,234	48,105

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended October 31,
	2001	2000
	(In thousands, except per share data)
Net sales	$319,151	$324,430
Cost of goods sold	157,504	157,524

Gross profit	161,647	166,906

Selling	90,433	91,456
Administrative	24,777	22,609
Amortization of goodwill	1,345	1,048

	116,555	115,113

Operating profit	45,092	51,793
Other expense (income):
Interest expense	4,214	4,180
Interest income and other	(585)	25
Equity in earnings of investees	268	(64)

	3,897	4,141

Earnings before income taxes	41,195	47,652
Income tax expense	15,324	17,718

Net earnings	$25,871	$29,934

Basic: Net earnings per common share	$0.55	$0.63
Weighted average number of shares outstanding	47,060	47,531

Diluted: Net earnings per common share	$0.55	$0.63
Weighted average number of shares outstanding	47,201	47,747

    The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	October 31,
	Common stock				Treasury stock		Accumulated other comprehensive income (loss)
			Additional contributed capital	Retained earnings
	Shares	Amount			Shares	Amount		Total
	(In thousands, except share data)
For the nine months ended October 31, 2000:
Balance, January 31, 2000	49,246,009	$985	$93,784	$320,384	(1,208,700)	$(30,179)	$(4,760)	$380,214
Net earnings for the period				68,375				68,375
Foreign currency translation adjustments							(9,796)	(9,796)
Unrealized holding gains on certain investments (net of tax of $989)							1,654	1,654

Comprehensive income								60,233
Common stock issued in con- connection with exercise of stock options	174,665	3	2,388					2,391
Tax benefit from stock options			489					489
Dividends declared				(4,706)				(4,706)
Dividends paid				(4,793)				(4,793)
Treasury stock purchase					(1,148,100)	(26,780)		(26,780)

Balance, October 31, 2000	49,420,674	$988	$96,661	$379,260	(2,356,800)	$(56,959)	$(12,902)	$407,048

For the nine months ended October 31, 2001:
Balance, January 31, 2001	49,431,576	$989	$96,912	$390,447	(2,356,800)	$(56,959)	$(9,595)	$421,794
Net earnings for the period				54,425				54,425
Foreign currency translation adjustments							(7,163)	(7,163)
Reclassification adjustment for gains for gains included in net income (net of tax of $737)							1,244	1,244
Net gain or loss on cash flow hedging instruments							(37)	(37)

Comprehensive income								48,469
Common stock issued in connection with exercise of stock options	36,200		354					354
Dividends declared				(4,709)				(4,709)
Dividends paid				(4,707)				(4,707)
Treasury stock purchase					(74,100)	(1,573)		(1,573)

Balance, October 31, 2001	49,467,776	$989	$97,266	$435,456	(2,430,900)	$(58,532)	$(15,551)	$459,628

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended October 31,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net earnings	$54,425	$68,375
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	1,153
Depreciation and amortization	26,571	25,732
Tax benefit from stock options	—	489
Deferred income taxes	736	2,874
Equity in earnings of investees	443	723
Minority interest	—	(1,084)
Gain on sale of long-term investments	(1,981)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(88,927)	(53,100)
Inventories	(7,091)	(34,777)
Prepaid and other	(37)	(783)
Deposits and other assets	(1,591)	(3,717)
Accounts payable	(11,809)	(2,534)
Accrued expenses	(7,542)	(6,113)
Other liabilities	874	—
Income taxes	(3,055)	2,941

Total adjustments	(93,409)	(68,196)

Net cash provided by (used in) operating activities	(38,984)	179

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,327)	(20,617)
Proceeds from sale (purchase) of long-term investments	11,634	(9,629)
Purchase of businesses, net of cash acquired	(61,392)	(434)

Net cash used in investing activities	(61,085)	(30,680)

Cash flows from financing activities:
Proceeds from issuance of common stock	354	2,391
Purchase of treasury stock	(1,573)	(26,780)
Borrowings from bank line of credit	61,634	64,692
Repayments on bank line of credit	(47,678)	(18,553)
Borrowings (repayments) on long-term debt	31,802	(5,327)
Dividends paid	(4,707)	(4,793)

Net cash provided by financing activities	39,832	11,630

Net decrease in cash and cash equivalents	(60,237)	(18,871)
Cash and cash equivalents at beginning of period	93,036	46,047

Cash and cash equivalents at end of period	$32,799	$27,176

Non-cash investing and financing activities:
Cash dividend declared, $0.10 per share	$4,709	$4,706

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

    The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies, which are not majority owned or controlled, are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31. European operations maintain a calendar year accounting period, which is consolidated with the Company's fiscal period. In the opinion of the Management, the accompanying unaudited consolidated financial statements include all accruals necessary for fair presentation of the Company's consolidated financial position at October 31, 2001 and the consolidated results of its operations and cash flows for the nine-month periods ended October 31, 2001 and 2000. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2001, as set forth in the Company's Annual Report on Form 10-K. Operating results for the nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

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

    Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. During the nine months ended October 31, 2001, minimal gain and loss amounts were reclassified to cost of sales. Approximately $37,000 of derivative gains or losses are included in OCI at October 31, 2001, and will be transferred to earnings within the next twelve months.

    The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This standard prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The standard also requires that identifiable intangible assets shall be recognized as assets apart from goodwill. We do not expect that implementation of this standard will have a significant impact on our financial statements.

    Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill and indefinite-lived intangibles, and requires goodwill and indefinite-lived assets to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. New disclosures are required for goodwill and other intangible assets including information about the changes in carrying amounts from period to period. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We have not yet determined the effects of this standard on our financial statements.

3.  Business Acquisitions

    On April 11, 2001, the Company acquired Midwest of Cannon Falls, Inc., a leading creative expressions company in the decorative products and giftware industry for approximately $61.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million and is being amortized over 20 years. Amortization will cease on February 1, 2002, upon adoption of the new goodwill rules under SFAS 141 and SFAS 142 as described in Note 2.

4.  Inventories

    The components of inventory consist of the following (in thousands):

	October 31, 2001	January 31, 2001
Raw materials	$49,102	$40,943
Work in procress	2,547	2,747
Finished goods	172,874	157,396

	$224,523	$201,086

5.  Earnings per Share

    The components of basic and diluted earnings per share are as follows (in thousands):

	Three months Ended October 31, 2001	Nine months Ended October 31, 2001	Three months Ended October 31, 2000	Nine months Ended October 31, 2000
Net earnings	$25,871	$54,425	$29,934	$68,375

Weighted average number of common shares outstanding:
Basic	47,060	47,071	47,531	47,817
Dilutive effect of stock options	141	163	216	288

Weighted average number of common shares outstanding:
Diluted	47,201	47,234	47,747	48,105

    As of October 31, 2001 and 2000, options to purchase 223,144 and 79,439 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

6.  Segment Information

    The Company operates in two business segments—the Candles and Home Fragrance Products segment and the Creative Expressions and Foodservice segment. The Company has operations outside of the United States and sells its products in the Candles and Home Fragrance Products segment worldwide. The majority of sales in the Creative Expressions and Foodservice segment are domestically based.

    Earnings represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other income (expense) includes interest expense, interest income and equity in earnings of investees which are not allocated to the business segments.

	Three months ended October 31,		Nine months ended October 31,
	2001	2000	2001	2000
	(In thousands)
Net Sales
Candles and Home Fragrance	$237,159	$271,268	$667,431	$758,771
Creative Expressions and Foodservice(1)	81,992	53,162	162,558	105,715

Total	$319,151	$324,430	$829,989	$864,486

Earnings
Candles and Home Fragrance	$29,404	$40,252	$73,664	$105,958
Creative Expressions and Foodservice(1)	15,688	11,541	21,114	15,349

	45,092	51,793	94,778	121,307
Other expense	(3,897)	(4,141)	(8,115)	(12,105)

Earnings before income taxes, minority interest and cumulative effect of accounting change	$41,195	$47,652	$86,663	$109,202

(1)
Fiscal 2002 amounts include Midwest of Cannon Falls since its acquisition in April 2001.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

    Net sales in the third quarter ended October 31, 2001, decreased $5.2 million, or 1.6% to $319.2 million compared with $324.4 million a year earlier. Sales in the third quarter ended October 31, 2001 were affected by three factors. First, the ongoing general economic slowdown worldwide and the events of September 11th have made wholesalers, retailers and customers quite cautious, which negatively affected the Company's overall sales performance in the third quarter of fiscal 2002. Second, on a more positive note, PartyLite's US and German markets both had record October sales, which is an indication that PartyLite's business is improving, despite PartyLite's sales decline of 11% below last year for the full quarter ended October 31, 2001. Lastly, the inclusion of the sales of Midwest of Cannon Falls, which was acquired in April of this year, continues to more than offset the loss in sales of the Company's citronella and religious candle businesses, which were discontinued last fiscal year. For the first time in six quarters the net sales comparison in the quarter versus to the prior year was not significantly impacted by foreign currency translation.

    Net sales in the first nine months of fiscal 2002 decreased $34.5 million, or 4.0%, to $830.0 million from $864.5 million in the first nine months of fiscal 2001. Net sales in the Candles and Home Fragrance segment decreased $91.4 million, or 12%, to $667.4 million in the first nine months of fiscal 2002 from $758.8 million in the first nine months of fiscal 2001. Net sales in the Creative Expressions and Foodservice segment increased $56.9 million, or 54% to $162.6 million in the nine months ended October 31, 2001 from $105.7 million in the same period last year. The primary factors affecting net sales for the nine months ended October 31, 2001 were: the general economic slowdown in North America and Europe; weak new products and catalogs at PartyLite; the negative impact of weak European currencies during the first six months of fiscal 2002; the loss of several mass channel customers due to bankruptcies and a consolidating customer base; the discontinuance of our citronella and religious candle businesses; and the inclusion of Midwest of Cannon Falls since its acquisition in April 2001. International sales accounted for approximately 22% of the total sales in the nine months ended October 31, 2001.

    Net sales in the Candles and Home Fragrance Products segment, which represented approximately 74% of total sales in the third quarter ended October 31, 2001, decreased approximately 13% versus the same period last year. As mentioned above, our direct selling channel had sales in the current year quarter down 11% compared to last year but did show signs of improvement in October 2001 with its first year-over-year monthly sales increase since last fall. The Company is also encouraged by the improvement in the PartyLite US consultant growth in October 2001, which we believe is a result of the new product line and catalog presentation combined with enthusiastic reception to initiatives undertaken by PartyLite's new management team. The US consumer wholesale channels (premium and mass) in this segment also had disappointing sales in the third quarter ended October 31, 2001, down approximately 19% versus a year ago. In the premium channel, many specialty and independent retailers are experiencing lower store traffic and sales, and as a result have delayed holiday stock buildup or haven't reordered as in past years during the third quarter. In the mass channel, the excess capacity in the marketplace witnessed during the second quarter continued in the third quarter. Pricing pressure in this channel continues as domestic and foreign suppliers seek to utilize excess capacity and compete in an environment of continued consolidation. The Company's European wholesale and retail businesses in this segment fared better during the third quarter of fiscal 2002 with net sales up approximately 5% versus the same period a year earlier led by continued solid growth in the UK- based Colony group.

    Net sales in the Creative Expressions and Foodservice segment increased approximately 55% for the quarter ended October 31, 2001 versus the same period last year. Excluding the sales of Midwest of Cannon Falls, acquired in April 2001, net sales were down approximately 2% in this segment. The mass market channel of this segment achieved an approximately 6% increase in the quarter compared to last year despite similar market conditions described earlier, which include a consolidating customer base and increased competition. Sales in the foodservice channel declined approximately 17% when compared to the prior year, as an already weakened hospitality industry declined sharply following the September 11th attacks.

Gross Profit

    Gross profit decreased $32.6 million, or 7.1%, from $457.6 million in the first nine months of fiscal 2001 to $425.0 million in the first nine months of fiscal 2002. Gross profit margin decreased from 52.9% for the first nine months of fiscal 2001 to 51.2% for the first nine months of fiscal 2002. Gross profit in the third quarter ended October 31, 2001 decreased $5.3 million, or 3.2%, from $166.9 million for the quarter ended October 31, 2000 to $161.6 million. Gross profit margin decreased 0.8% from 51.4% for the quarter ended October 31, 2000 to 50.6% for the quarter ended October 31, 2001. This slight decrease in gross profit margin in the quarter is primarily a result of a change in the sales mix among our business units, and was partially offset by margin improvements from investments in global sourcing, R&D, distribution and technology. The overall decreases in gross profit in both the three and nine months ended October 31, 2001 compared to the prior year were primarily due to the decrease in net sales discussed earlier, which as noted above, was partially offset by the gross profit contribution of Midwest of Cannon Falls. Also, the additional inventory provision recorded in the second quarter negatively impacted the gross profit for the nine months ended October 31, 2001.

Selling Expense

    Selling expense decreased $10.3 million, or 3.9%, from $264.3 million in the first nine months of fiscal 2001 (30.6% of net sales), to $254.0 million in the first nine months of fiscal 2002 (30.6% of net sales). Selling expense decreased $1.1 million, or 1.2%, from $91.5 million in the quarter ended October 31, 2000 (28.2% of net sales), to $90.4 million in the quarter ended October 31, 2001 (28.3% of net sales). The decreases in the three and nine months ended October 31, 2001 when compared to the prior year are primarily due to cost containment programs that are in place at each of our business units and, to a lesser extent to the lower net sales. Excluding Midwest of Cannon Falls, the selling expenses would have decreased approximately 9% for the three months ended October 31, 2001 when compared to the year ago period.

Administrative Expense

    Administrative expense increased $4.1 million, or 6.0%, from $68.8 million in the first nine months of fiscal 2001 (8.0% of net sales) to $72.9 million in the first nine months of fiscal 2002 (8.8% of net sales). Administrative expense increased $2.2 million, or 9.7%, from $22.6 million in the quarter ended October 31, 2000 (7.0% of net sales) to $24.8 million in the quarter ended October 31, 2001 (7.8% of net sales). The increase in administrative expenses for both the three and nine months ended October 31, 2001 versus a year ago is due entirely to the inclusion Midwest of Cannon Falls.

Operating Profit

    Operating profit decreased $26.5 million, or 21.8%, to $94.8 million in the nine months ended October 31, 2001 compared with $121.3 million a year earlier. Operating profit in the third quarter ended October 31, 2001 decreased $6.7 million, or 12.9%, to $45.1 million compared to $51.8 million in the same period last year. The decrease in operating profit in the three month period ended October 31, 2001 versus the same period in the prior year was due primarily to the lower net sales and the shift in sales mix. The Candles and Home Fragrance Products segment, which showed signs of improvement late in the quarter, experienced a decrease of approximately 2% in operating profit when measured as a percent of net sales. The Creative Expressions and Foodservice segment's improvement in operating profit compared to the prior year is primarily attributable to the inclusion of Midwest of Cannon Falls since its acquisition in April 2001.

Net Earnings

    As a result of the foregoing, net earnings decreased $14.0 million, or 20.5%, from $68.4 million for the nine months ended October 31, 2000 to $54.4 million for the nine months ended October 31, 2001. Net earnings decreased $4.0 million, or 13.4%, from $29.9 million in the quarter ended October 31, 2000 to $25.9 million in the quarter ended October 31, 2001.

    Basic earnings per share for the nine months ended October 31, 2001 decreased $0.27 or 18.9%, to $1.16 compared to $1.43 for the nine months ended October 31, 2000. Excluding the additional inventory provision taken in the second quarter of fiscal 2002, basic earnings per share for the nine months ended October 31, 2001 would have been $1.24 compared to $1.43 for the same period last year. Basic earnings per share for the quarter ended October 31, 2001 decreased $0.08, or 12.7%, to $0.55 compared to $0.63 for the quarter ended October 31, 2000. Diluted earnings per share were $1.15 for the nine months ended October 31, 2001 compared to $1.42 for the same period last year, a decrease of $0.27, or 19.0%. Excluding the additional inventory provision taken in the second quarter of fiscal 2002, diluted earnings per share would have been $1.24 for the nine months ended October 31, 2001 compared to $1.42 for the same period last year. Diluted earnings per share were $0.55 for the quarter ended October 31, 2001 compared to $0.63 for the same period last year, a decrease of $0.08 or 12.7%.

    On November 29, 2001, the Company announced that it anticipates taking a charge of approximately $12.0 - $15.0 million pre-tax for restructuring and other one-time costs in the fourth quarter of fiscal 2002, that will result in an earnings per share charge of $0.16 - $0.20. The Company is estimating that approximately $8.0 - $10.0 million of this one-time charge relates to the closure of its 62nd Street Chicago facility due to overall manufacturing over-capacity. These costs largely reflect the asset write-off of facilities and equipment, and severance. The remaining $4.0 - $5.0 million in anticipated charges relate primarily to other rationalization within the Company's U.S. consumer wholesale businesses. This includes lease commitments, as well as costs associated with discontinued product lines.

Liquidity and Capital Resources

    When compared to January 31, 2001, when levels are typically at the lowest point of the fiscal year, inventory increased $23.4 million, from $201.1 million, to $224.5 million at October 31, 2001. This increase in inventory is due to normal seasonal build-up and to the acquisition of Midwest of Cannon Falls. When compared to October 31, 2000, inventory decreased $5.7 million from $230.2 million, adjusted for the adoption of SAB101, primarily due to inventory management efforts and inventory write-downs. Accounts receivable increased $103.4 million, to $170.4 million at October 31, 2001 compared to $67.0 million at January 31, 2001 with most of this increase coming from the acquisition of Midwest of Cannon Falls and normal seasonal increases. Accounts payable and accrued expenses decreased $10.2 million, to $92.1 million at October 31, 2001 compared to $102.3 million at year-end due to cost containment programs and normal payment patterns of operating expenses.

    Capital expenditures for property, plant and equipment were $11.3 million in the nine months ended October 31, 2001 compared to $20.6 million in the prior year. Capital expenditures consisted primarily of investments in a new distribution facility in Memphis, Tennessee, information technology and upgrades to machinery and equipment in existing facilities. The Company anticipates total capital spending of approximately $16.0 million for fiscal 2002.

    Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million and to provide, under certain circumstances, an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (5.5% at October 31, 2001) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio, for a weighted average interest rate of 3.54% at October 31, 2001. At October 31, 2001, $39.6 million (including outstanding letters of credit) was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At October 31, 2001, the Company was in compliance with such covenants. Borrowings under the Credit Facility are classified as current liabilities on the balance sheet at October 31, 2001, since the maturity date falls within the next twelve months. The Company is in the process of re-negotiating the Credit Facility.

    As of October 31, 2001, the Company had a total of $35.0 million available under uncommitted bank lines of credit maturing in April 2002 and May 2002. Amounts outstanding under the lines of credit bear interest at short-term fixed rates. At October 31, 2001, no amounts were outstanding under the lines of credit.

    As of September 30, 2001, The Gies Group ("Gies") had available lines of credit of approximately $33.3 million of which approximately $23.9 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 4.61% at September 30, 2001. The lines of credit are renewed annually.

    Colony Gift has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 21, 2002, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $22.0 million. As of September 30, 2001, Colony Gift had borrowings under the credit facility of approximately $17.3 million, at a weighted average interest rate of 5.51%.

    At September 30, 2001, Gies had various long-term debt agreements in multiple European currencies maturing at different dates over the next two to six years. The total amount outstanding as of September 30, 2001 under the loan agreements was approximately $4.2 million with variable interest rates ranging from 5.0% to 5.6%, of which $1.4 million relates to current maturities. The loans are collateralized by certain of Gies' real estate.

    Net cash used in operating activities amounted to $39.0 million for the nine months ended October 31, 2001 compared to $0.2 million provided by operating activities for the nine months ended October 31, 2000. This decrease is primarily a result of weaker earnings in the current year versus the prior year, working capital spending and the inclusion of Midwest of Cannon Falls since its acquisition in April 2001. The Company expects to have strong cash flows from operations in the fourth quarter of fiscal 2002.

    The Company's Board of Directors has authorized the Company to repurchase up to 4,000,000 shares of its common stock under the Company's Stock Repurchase Plan. As of October 31, 2001, the Company had cumulatively purchased on the open market 2,430,900 common shares for a total cost of approximately $58.5 million. The acquired shares are held as common stock in treasury at cost.

    On September 6, 2001, the Company declared a cash dividend of $0.10 per share of the Company's common stock for the six months ended July 31, 2001. The dividend was payable to shareholders of record as of November 1, 2001 and was paid on November 15, 2001.

Impact of Adoption of Recently Issued Accounting Standards

    In April 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue requires the classification of certain advertising program incentives, paid to the Company's customers, as a reduction of sales. EITF 00-25 becomes effective for annual or interim periods beginning after December 15, 2001. The adoption of this issue will have no effect on the Company's financial position or net earnings.

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

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This standard prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The standard also requires that identifiable intangible assets shall be recognized as assets apart from goodwill. We do not expect that implementation of this standard will have a significant impact on our financial statements.

    Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill and indefinite-lived intangibles, and requires goodwill and indefinite-lived assets to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. New disclosures are required for goodwill and other intangible assets including information about the changes in carrying amounts from period to period. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We have not yet determined the effects of this standard on our financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment of long-lived assets. We do not expect that implementation of this standard will have a significant impact on our financial statements.

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

Interest Rate Risk

    As of October 31, 2001 the Company is subject to interest rate risk on approximately $77.8 million of variable rate debt, including Gies and Colony Gift. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $778,000 if applied to the total.

Foreign Currency Risk

    The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, Canadian intercompany payables and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

    With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany payables, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction is settled. Gains or losses on foreign currency forward contracts related to intercompany loans are recognized currently through income and generally offset the transaction gains or losses in the foreign currency cash flows which they are intended to hedge. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized in earnings. For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

    The following table provides information about the Company's foreign exchange forward contracts at October 31, 2001.

	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
	(In thousands, except average contract rate)
Canadian Dollar	$3,500	1.59	$(1)
Swiss Franc	2,788	1.61	32
Euro	31,711	0.88	(687)
Pound Sterling	13,452	1.45	(69)

	$51,451		$(725)

    The foreign exchange contracts outstanding as of October 31, 2001 have maturity dates ranging from November 2001 through March 2002.

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

Risk of Inability to Maintain Growth Rate

    The Company has grown substantially in past years. While we expect continued growth, we expect that our future rate of growth will be less than our historical growth rate. We expect that our future growth will be generated in part by growth in sales to the worldwide consumer market for Candles and Home Fragrance Products, and in part by growth in the Creative Expressions and Foodservice Products segment. The market for our Foodservice products has grown more slowly than the market for our Creative Expressions products, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, effective sourcing of raw materials, and increases or decreases in production and distribution capacity to meet demand. The Candles and Home Fragrance Products and Creative Expressions industries are driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. Our sales and earnings results have recently been impacted negatively by a slowing of the United States economy as a whole and by a drop in consumer confidence at both the individual and retailer levels. In recent months, the events of September 11 have compounded the impact of this slowing of the US economy and drop in consumer confidence. In addition, our sales and earnings results have been impacted by the loss of several mass channel customers due to bankruptcies. There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future. If the United States economy continues to slow and/or consumer confidence continues to drop, our operating results may be materially adversely affected. Recently, we have incurred certain one-time expenses in connection with the restructuring of our U.S. and European consumer wholesale operations and our exit from certain lower margin products lines. While we expect these actions to position us more effectively for continued growth and profitability, there can be no assurance that we will achieve these results. Our past growth in both the Candles and Home Fragrance Products segment and the Creative Expressions and Foodservice segment has been due, in part, to acquisitions. We expect our future growth in the Candles and Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions and we continue to pursue strategic acquisitions in certain areas of the Creative Expressions and Foodservice segment. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

Ability to Respond to Changes in Product Demand

    In the past, our internal growth has required increases in personnel, expansion of production and distribution facilities, and enhancement of management information systems. More recently, we have eliminated one of our facilities to address manufacturing over-capacity. Our ability to respond appropriately to future changes in demand for candles and home fragrance products and creative expressions and foodservice products may be dependent upon success in one or more of the following: (1) training, motivating and managing new employees, (2) bringing new production and distribution facilities on line in a timely manner, (3) improving management information systems in order to respond promptly to customer orders and (4) improving our ability to forecast and respond to changes in anticipated product demand. If we are unable to respond to changes in future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

Risks Associated with International Sales and Foreign-Sourced Products

    Our international business has grown at a faster rate than sales in the United States in recent years. In addition, we source a portion of our candles, accessories and decorative gift bags and seasonal décor from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons we are subject to the following risks inherent in foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes) and trade and foreign tax laws. In particular, during fiscal year 2001 and the first half of fiscal 2002, declining European currencies have had a significant negative impact on our international sales results. If European currencies decline again, our operating results may be materially adversely affected.

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

Item 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits

    None

  b)
  Reports on Form 8-K

    During the fiscal quarter ended October 31, 2001, the Company filed the following reports on Form 8-K:

      Current Report on Form 8-K on August 30, 2001 to file as exhibits the press release announcing the Company's results of operations for the fiscal quarter ended July 31, 2001, and the press release reporting the Company's full-year outlook for the fiscal year ended January 31, 2002.

      Current Report on Form 8-K on September 13, 2001 to file as an exhibit the press release announcing the Company's declaration of a semi-annual dividend.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.
Date:	December 17, 2001	By:	/s/ ROBERT B. GOERGEN Robert B. Goergen Chief Executive Officer
Date:	December 17, 2001	By:	/s/ ROBERT H. BARGHAUS Robert H. Barghaus Chief Financial Officer

QuickLinks

INDEX
  Part I. FINANCIAL INFORMATION
  Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
BLYTH, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
BLYTH, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
BLYTH, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BLYTH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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