Form 10-K
period 2002-01-31
BLYTH INC
filed 2002-05-01
CIK 921503

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  ------------
FOR THE FISCAL YEAR ENDED
  JANUARY 31, 2002                                   COMMISSION FILE NO. 1-13026

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of April 8, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.301 billion based on the closing price of the registrant's Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

     As of April 8, 2002, there were 46,285,741 outstanding shares of Common Stock, $0.02 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2002 Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2002 (Incorporated into Part III).

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business.................................................................................. 3-13

Item 2.   Properties...................................................................................14

Item 3.   Legal Proceedings............................................................................15

Item 4.   Submission of Matters to a Vote of Security Holders..........................................15

                                     PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters...........................15

Item 6.   Selected Consolidated Financial Data.........................................................16

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations...............................................................................17-27

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...................................28

Item 8.   Financial Statements and Supplementary Data...............................................30-49

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................................50

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................50

Item 11.  Executive Compensation.......................................................................50

Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................50

Item 13.  Certain Relationships and Related Transactions...............................................50

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................50

PART I

ITEM 1. BUSINESS

(a)  GENERAL DEVELOPMENT OF THE BUSINESS

Blyth, Inc. (together with its subsidiaries, the "Company", which may be referred to as "we", "us" or "our") designs, manufactures, markets and distributes an extensive line of Candles & Home Fragrance products; seasonal decorative and home decor products ("Creative Expressions"); and food service products ("Foodservice"). The Company has operations within and outside the United States and sells its products worldwide.

Since becoming a public company, our net sales have grown substantially. Internal growth and acquisitions have contributed to such growth. Internal growth has been generated primarily by (a) increased sales of Candles & Home Fragrance products and Creative Expressions & Foodservice products to consumers worldwide, (b) the introduction of new products and product line extensions, and
(c) geographic expansion. We have successfully integrated numerous acquisitions and investments into our operations since the Company's formation in 1977.

You can learn more about us by visiting our website at www.blythinc.com. The information therein, however, is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

(b)  DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The Company operates in two business segments: Candles & Home Fragrance products, and Creative Expressions & Foodservice products(1), which accounted for approximately 83% and 17%, respectively, of consolidated net sales for the fiscal year ended January 31, 2002. The financial information relating to these business segments for each of the years in the periods ended January 31, 2002, 2001 and 2000 appearing in Note 13 to the Company's consolidated financial statements in this Annual Report on Form 10-K is incorporated herein by reference. Further description of each business segment is provided below:

CANDLES & HOME FRAGRANCE PRODUCTS

The Candles & Home Fragrance products designed, manufactured, marketed and distributed by the Company primarily include scented and unscented candles, aromatherapy candles, potpourri and environmental fragrance products (including air fresheners, filters and sprays), and a broad range of candle accessories. These products are sold under various brand names through a wide variety of distribution channels. In managing our day to day business in the Candles & Home Fragrance segment, as well as evaluating strategic opportunities, the Company is focused on the worldwide consumer market for Candles & Home

Fragrance products and related accessories.

Within the worldwide consumer market for Candles & Home Fragrance products, we focus on two primary areas: the consumer market in the United States and markets outside the United States.

UNITED STATES CONSUMER MARKET

With respect to the consumer market in the United States, we market our Candles & Home Fragrance products through a variety of distribution channels, including the activities of PartyLite Gifts, Inc., Candle Corporation of America and Endar Corporation. We tailor our products, designs, packaging and prices to satisfy the varying demands of customers within each distribution channel.

Specifically, we sell our Candles & Home Fragrance products and candle accessories direct to the consumer through a network of independent sales consultants and to department and gift stores, specialty chains, food and drug stores, and mass merchandisers through independent sales representatives and Company sales managers. We support all of the above by providing our sales force with comprehensive product catalogs and samples to market our everyday, promotional and seasonal product lines.

Our direct selling activities reach consumers by utilizing a network of independent sales consultants to sell our Candles & Home Fragrance products and candle accessories through the home party plan method of direct selling. Our independent sales consultants receive their earnings based on sales of our Candles & Home Fragrance products and candle accessories at home parties organized by them, as well as through home parties organized by other consultants recruited by them. Over 35,000 independent sales consultants were selling our Candles & Home Fragrance products and candle accessories in the United States in fiscal year 2002; and, we were represented by independent sales consultants in all 50 states. Sales from our direct selling activities fell approximately 7% in fiscal year 2002.

We believe that certain advantages arise from having a broad mix of distribution channels. For example, successful new ideas and research can be shared across channels among our marketing groups. We believe that our competitive position in all markets is enhanced by our ability to respond quickly to new orders and our ability to assist customers through inventory management and control and to satisfy delivery requirements through on-line ordering, which is available to all PartyLite US and Canadian independent sales consultants, as well as to independent sales representatives for Candle Corporation of America.

MARKETS OUTSIDE THE UNITED STATES

We continue to focus on becoming a worldwide home fragrance company built mainly around candles, but also including related products. We market our Candles & Home Fragrance products outside (as well as inside) the United States direct to the consumer through a network of independent sales consultants, as well as to department and gift stores, specialty chains, and mass merchandisers through independent sales representatives, and Company sales managers. During fiscal year 2002, the Company had independent direct selling sales consultants exclusively selling its PartyLite -Registered Trademark- brand products in the following geographical areas outside the United States: Austria, England,

Finland, France, Germany, Italy, Luxembourg, Mexico, Northern Ireland, Switzerland, and Canada. The Company has a total of over 50,000 active selling independent consultants worldwide (including the United States).

The Company is also the leading manufacturer and marketer of fragranced candles and related products to mass merchants, department and gift stores in Europe through the activities of the Colony Group, the Gies Group and Wax Lyrical, Ltd., our specialty retailer in the United Kingdom. Our Ambria -TM-, Asp-Holmblad -Registered Trademark- (2), Carolina -Registered Trademark-, Colony -Registered Trademark-(2)(3), Gies -Registered Trademark- (2), Liljeholmens -Registered Trademark- (2), and Wax Lyrical -Registered Trademark- (2) brand products are sold through retailers and have their highest market shares in the United Kingdom, Germany, Sweden and Denmark. In fiscal year 2002, the Colony Group began the transition from the Colony -Registered Trademark- brand name to the Colonial -TM- brand name. The Colonial -TM- brand has been a successful premium channel brand sold in North America since 1909. This transition is the first step in making the Colonial -TM- brand our global premium brand available at retail in Europe. We believe that the quality heritage of the Colonial -TM-brand name and its solid, double digit North American growth indicate its potential as a premium brand in the underdeveloped European market for fragranced candles. We have also accelerated our introduction of the very successful Colonial at HOME -Registered Trademark- brand product line, previously available only in the United States, to our customers across Europe.

We believe that international markets offer the Company significant potential for growth. In fiscal year 2002, approximately 26% of our total sales were outside of the United States and our international sales growth rate was approximately 3%.

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

In fiscal year 2003, we plan to grow the Candles & Home Fragrance segment of our business for the most part organically, both domestically and internationally, through possible line extensions into new product segments within our existing business and with the possibility of some smaller acquisition-related growth.

CREATIVE EXPRESSIONS & FOODSERVICE PRODUCTS

The Company designs, manufactures, markets and distributes a broad range of Creative Expressions & Foodservice products, including decorative gift bags and tags, seasonal decorations and home decor products under the brand names Jeanmarie -Registered Trademark-, JMC Impact -TM- and Midwest of Cannon Falls -Registered Trademark-. We are also a producer of portable heating fuel, tabletop illumination products and other institutional products sold under various brand names, including Sterno -Registered Trademark- and HandyFuel -Registered Trademark-. We sell these products, both domestically and internationally, through independent sales representatives and distributors.

In April 2001, we purchased Midwest of Cannon Falls, Inc., a market leader in premium, holiday giftware with a growing market position in premium home accents and garden products. Its products are sold by more than 17,000 retailers, including specialty gift shops, department stores, catalog and E-tailers, hardware/home and garden centers and mass merchants.

Through the activities of JMC Impact, Inc., we market our decorative gift bags, tags and seasonal decorations primarily to the mass market and tailor our Creative Expressions products, designs and packaging to meet the varying demands of customers within this channel.

The Company also services, through The Sterno Group -TM-, a division of Candle Corporation of America, the foodservice market where we are a supplier of foodservice products to restaurants, hotels and other institutional customers. We sell these products through independent sales representatives, independent foodservice distributors, and Company sales managers. Sales of The Sterno
Group -TM- fell approximately 8.4% in fiscal year 2002, primarily due to the general slowdown in the hotel, restaurant and catering businesses following the events of September 11th.

Institutional sales in fiscal year 2002 were less than ten percent of the Company's total sales. In fiscal year 2003, we plan to continue our growth in the Creative Expressions & Foodservice segment through internal sales growth, as well as through acquisitions.

The Company continues to pursue actively strategic acquisitions in the following areas: paper-related and seasonal decorative products and foodservice products, mirroring businesses in which the Company is already engaged, as well as giftware and home decor products, which are closely related to current established product lines.

PRODUCT BRAND NAMES

The key brand names under which our Candles & Home Fragrance products are sold, in alphabetical order, are:

Ambria-TM-
Asp-Holmblad -Registered Trademark- (2)
Canterbury -Registered Trademark-
Carolina -Registered Trademark-
Carolina Designs -Registered Trademark-
Colonial -TM-
Colonial Candle of Cape Cod -Registered Trademark-
Colonial at HOME -Registered Trademark-
Colony -Registered Trademark- (2) (3)
Endar -TM-
Florasense -Registered Trademark-
Gies -Registered Trademark- (2)
Indulgences -Registered Trademark-
Kate's -TM-
Liljeholmens -Registered Trademark- (2)
PartyLite -Registered Trademark-
Wax Lyrical -Registered Trademark- (2)

The key brand names for our Creative Expressions & Foodservice products, in alphabetical order, are:

Canned Heat -TM-
HandyFuel -Registered Trademark-
Jeanmarie -Registered Trademark-
JMC Impact -TM-
Midwest of Cannon Falls -Registered Trademark-

Sterno -Registered Trademark-

NEW PRODUCT DEVELOPMENT

Each year we develop and introduce new products for the Candles & Home Fragrance segment and Creative Expressions & Foodservice segment to satisfy changing consumer tastes. The new product development process is coordinated by the Company on a worldwide basis by teams comprised of brand managers, product managers, designers, global sourcing personnel, research and development laboratory technicians, manufacturing engineers and sales managers.

New product concepts are directed to our marketing departments from all areas within the Company, as well as from the Company's independent sales representatives. The new product development process, including technical research, fragrance studies, market research, comparative analysis, engineering specifications, feasibility studies, safety assessments, testing and evaluation can generally require from 3 to 18 months to complete. In total, new products have typically accounted for at least 15% of our net sales in the first full year following introduction.

The Company's focus on new product development and product line extensions specific to each channel of distribution and segment has been an important element of its efforts to become a leading Candles & Home Fragrance products and Creative Expressions & Foodservice products company. With continual introduction of new designs, new forms, new shapes, new fragrances, and innovative packaging, the Company satisfies the varying demands of customers within each distribution channel. In fiscal year 2002 the Company continued to have success with the Colonial at HOME -Registered Trademark- and Indulgences -Registered Trademark-brand product lines and introduced new products such as the Father Christmas Tealight Globe, the Snowbell Tealight Holder -TM- and Summer Spectacular -TM-product lines by Partylite Gifts, Inc. and the Halloween Glow Bag by JMC Impact, Inc., to name a few.

MANUFACTURING, SOURCING AND DISTRIBUTION

In both our business segments, we are continuously attempting to reduce our costs through more efficient worldwide production, sourcing and distribution methods, technological advancements and consolidating and rationalizing acquired equipment and facilities. Following our 1994 initial public offering, we invested over $250 million in new facilities and more advanced equipment in order to lower manufacturing costs, improve product quality and significantly increase manufacturing capacity in order to meet expected future sales growth, as well as to improve the time from product development to market entry. However, in fiscal year 2002, following our aggressive European restructuring efforts in fiscal year 2001, and the significant decline in production requirements over the past two years following our exiting of the citronella candle business, we took steps to close one of our North American manufacturing facilities.(4) We believe that this closing will permit us to reposition our consumer wholesale businesses more effectively for growth and profitability in fiscal year 2003.

The manufacture of the Company's Candles & Home Fragrance products and Creative Expressions & Foodservice products involves the use of various highly automated processes and technologies, as well as certain hand crafting and finishing. During recent years, we have invested in new automated machinery and process control systems that we believe have resulted and will continue to result in significant cost savings and capacity expansion. Since many of our products, especially our candle accessories and Creative Expressions products, are manufactured by others based on our design specifications, our global supply chain approach is very important to our new product development process, as well as to managing product quality and cost. To maximize distribution efficiencies, we have also consolidated and built a network of stand-alone highly automated distribution facilities in our core markets. In addition, we opened a new distribution center located in Memphis, Tennessee to improve service to our mass market customers.

In fiscal year 2002, we formally consolidated our corporate-wide operating functions into a Global Services group. By capitalizing on our core functional competencies, Global Services offers critical leverage across each of our business units, improving operating efficiencies and customer service while realizing significant annual savings.

TECHNOLOGICAL ADVANCEMENTS

Over the last several years, we have invested substantial sums in technological initiatives, including Internet-based technology, and we have seen and continue to see the benefits. The PartyLite Extranet, an internet-based order entry and business management system, was made available to all independent sales consultants selling PartyLite -Registered Trademark-brand products in North America. Usage of the Extranet continued to grow during fiscal year 2002. By fiscal year-end 2002, nearly half of U.S. show orders were placed via the Extranet, as were more than 65% of Canadian show orders. Also, the Extranet was introduced to independent sales consultants selling PartyLite -Registered Trademark- brand products in Germany in fiscal year 2002. We believe that the Extranet's automated order entry system eliminates most common errors and speeds orders through faster processing and delivery, improving customer service. Furthermore, by easing the administrative workload and providing tools with which to track sales and programs, the Extranet has helped independent sales consultants selling PartyLite -Registered Trademark- brand products build their businesses more effectively. And, as an added benefit, the improved accuracy of an automated order entry system should result in administrative cost savings for the Company.

Also, during fiscal year 2002, Candle Corporation of America launched the first phase of a sales force automation project with an Internet-based software application. The new software allows sales representatives to expedite the order-writing process, improving efficiency and decreasing the waiting time customers typically face at the semi-annual gift shows when placing their orders. Order accuracy and productivity are also improved, as the system is capable of scanning product bar codes, processing multiple delivery destinations and dates and including applicable incentive purchase programs. The web-based application automatically delivers the completed order to our internal fulfillment systems.

CUSTOMERS

Throughout the world, customers for our Candles & Home Fragrance products and Creative Expressions & Foodservice products include individual consumers (served by independent sales consultants selling PartyLite -Registered Trademark- brand products through the home party plan method), department and gift stores, and mass merchandisers including specialty chains and food and drug stores. Our institutional customers are primarily major hotel and restaurant chains and distributors servicing the institutional foodservice market. No single customer accounts for 10% or more of our sales of Candles & Home Fragrance products or Creative Expressions & Foodservice products.

COMPETITION

Both of our business segments are highly competitive. The principal competitive factors are new product introductions, product quality, delivery time and reliability, customer service and price. The domestic and international markets for Candles & Home Fragrance products, as well as for Creative Expressions & Foodservice products, are highly fragmented. Numerous suppliers service these markets. Because there are relatively low barriers to entry, the Company may face future competition from other consumer product companies, which may have substantially greater financial and marketing resources than those available to the Company.

EMPLOYEES

As of January 31, 2002, the Company had approximately 4,800 full-time employees. Of those, approximately 3,700 are non-salaried, of which approximately 35% are outside the United States. Approximately 50 workers for the Gies Group are represented by the IG Chemie union in our facility in Germany. One of the contracts with this union expired in April 2002 and the other contract has terminated, and new negotiations began in April 2002. The remaining employees, approximately 1,100, are salaried and non-salaried, non-unionized employees. We believe that our relations with our employees are good. Since its formation in 1977, the Company has never experienced a work stoppage.

RAW MATERIALS

All of the raw materials used by the Company for its Candles & Home Fragrance products and foodservice products, principally petroleum based wax, fragrance and glass containers for our Candles & Home Fragrance segment have historically been available in adequate supply from multiple sources.

TRADEMARKS AND PATENTS

The Company owns numerous United States trademark registrations and has trademark applications pending in the United States Patent and Trademark Office with respect to certain Candles & Home Fragrance products and Creative Expressions & Foodservice products. In addition, we register certain trademarks in certain foreign countries. All of our United States trademark registrations can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. We regard these trademarks as valuable assets for our Candles & Home Fragrance and Creative Expressions & Foodservice business segments. Although we own certain patents used primarily in the Creative

Expressions & Foodservice segment that we consider valuable, our total business is not dependent upon any single patent or group of patents.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR DISCLOSURE AND ANALYSIS IN THIS REPORT AND IN OUR 2002 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN USUALLY IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY OFTEN USE WORDS SUCH AS "ANTICIPATE", "ESTIMATE", "EXPECT", "PROJECT", "INTEND", "PLAN", "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, PROSPECTIVE PRODUCTS OR PRODUCT APPROVALS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED PRODUCTS, SALES EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN OUR 2002 ANNUAL REPORT TO SHAREHOLDERS AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THIS DISCUSSION, FOR EXAMPLE, PRODUCT COMPETITION AND THE COMPETITIVE ENVIRONMENT, WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR 10-Q, 8-K AND 10-K REPORTS TO THE SEC. ALSO NOTE THAT WE PROVIDE THE FOLLOWING CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS. THESE ARE SOME OF THE FACTORS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS BESIDES THOSE LISTED HERE COULD ALSO ADVERSELY AFFECT THE COMPANY. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

-    RISK OF INABILITY TO MAINTAIN GROWTH RATE

The Company has grown substantially in past years. While we expect continued growth, we expect that our future rate of growth will be less than our historical growth rate. We expect that our future growth will be generated in part by growth in sales to the worldwide consumer market for Candles & Home Fragrance products, and in part by growth in the Creative Expressions & Foodservice segment. The market for our foodservice products has grown more slowly than the market for our Creative Expressions products, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, effective sourcing of raw materials, and increases or decreases in production and distribution capacity to meet demand. The Candles & Home Fragrance and Creative Expressions industries are driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. Our sales and earnings results have recently been impacted negatively by a slowing of the United States economy as a whole and by a drop in consumer confidence at both the individual and retailer levels. In recent months, the events of September 11th have compounded the impact of this slowing of the US economy and drop in consumer confidence. In addition, our sales and earnings results have been impacted by the loss of several mass channel customers due to bankruptcies. There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future. If the United States economy continues to slow and/or consumer confidence continues to drop, our operating results may be materially adversely affected. Recently, we have incurred certain one-time expenses in connection with the restructuring of our US and European consumer wholesale operations and our exit from certain lower margin products lines. While we expect these actions to position us more effectively for continued growth and profitability, there can be no assurance that we will achieve these results. Our past growth in both the Candles & Home Fragrance segment and the Creative Expressions & Foodservice segment has been due, in part, to acquisitions. We expect our future growth in the Candles & Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions and we continue to pursue strategic acquisitions in certain areas of the Creative Expressions & Foodservice segment. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations. In the future, acquisitions may contribute more or less to the overall Company's sales growth rate than historically.

-    RISKS ASSOCIATED WITH INTERNATIONAL SALES AND FOREIGN-SOURCED PRODUCTS

Our international business has grown at a faster rate than sales in the United States in recent years. In addition, we source a portion of our candles, accessories, seasonal and home decor products from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons we are subject to the following risks inherent in foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes) and trade and foreign tax laws. In particular, during fiscal year 2002, declining European currencies had a modestly negative impact on our reported international sales results. If European currencies remain weak or decline further, our operating results may be materially adversely affected.

-    ABILITY TO RESPOND TO INCREASED PRODUCT DEMAND

In the past, our internal growth has required increases in personnel, expansion of production and distribution facilities, and enhancement of management information systems. More recently, we have eliminated one of our facilities to address manufacturing over-capacity. Our ability to respond appropriately to future changes in demand for Candles & Home Fragrance products and Creative Expressions & Foodservice products may be dependent upon success in one or more of the following: (1) training, motivating and managing new employees, (2) bringing new production and distribution facilities on line in a timely manner,
(3) improving management information systems in order to respond promptly to customer orders and (4) improving our ability to forecast and respond to changes in anticipated product demand. If we are unable to respond to changes in future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

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

-    COMPETITION

Our business is highly competitive, both in terms of price and new product introductions. The worldwide market for Candles & Home Fragrance products, as well as for Creative Expressions & Foodservice products, is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry to the Candles & Home Fragrance and Creative Expressions & Foodservice industries, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us. From time to time during the year-end holiday season, we compete with companies offering candles manufactured in foreign countries, particularly China. In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

--------
(1) Effective for fiscal year 2003 and thereafter, foodservice products will be included and reported as part of the Candles & Home Fragrance segment.
(2)  Registered and sold only outside the United States.
(3) The Colony -Registered Trademark- trademark is registered to Colony Gifts Corporation Limited, a subsidiary of Blyth, in the United Kingdom and other countries outside of the United States. In the United States, the Colony -Registered Trademark- trademark is registered to a company which is not an affiliate or subsidiary of Blyth, Inc.
(4)  The Company closed this facility on January 31, 2002.

ITEM 2. PROPERTIES

     The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:

LOCATION                                     USE                                  APPROXIMATE SQUARE FEET
--------                                     ---                                ----------------------------
                                                                                     OWNED          LEASED
                                                                                     -----          ------
Batavia, Illinois(1).....................    Manufacturing                           454,000
Caldas da Rainha, Portugal ..............    Manufacturing and
                                             related distribution                    230,000
Cannon Falls, Minnesota..................    Distribution                                            192,000
Carol Stream, Illinois...................    Distribution                                            651,000
Chicago, Illinois(2).....................    Manufacturing and
                                             related distribution                    168,000
Clara City, Minnesota....................    Manufacturing and
                                             related distribution                     54,000         220,000
Cumbria, England.........................    Manufacturing and
                                             related distribution                    263,000          52,000
Diessenhofen, Switzerland................    Manufacturing and
                                             related distribution                    146,000
Elkin, North Carolina....................    Manufacturing and
                                             related distribution                    690,000
Glinde, Germany..........................    Manufacturing and
                                             related distribution                    172,000
Heidelberg, Germany......................    Distribution                                             55,000
Maynard, Minnesota.......................    Manufacturing and
                                             related distribution                     54,000
Hyannis, Massachusetts...................    Manufacturing                            69,000
Memphis, Tennessee ......................    Distribution                                            462,000
Monterrey, Mexico........................    Manufacturing                                           181,000
Ontario, Canada..........................    Distribution                                             41,000
Oskarshamm, Sweden.......................    Manufacturing and
                                             related distribution                                    123,000
Plymouth, Massachusetts..................    Distribution                             59,000
Temecula, California.....................    Manufacturing and
                                             related distribution                                    308,000
Texarkana, Texas.........................    Manufacturing and
                                             related distribution                    151,000          62,000
Thomasville, Georgia.....................    Manufacturing and
                                             related distribution                     66,000
Tilburg, Netherlands.....................    Distribution                            327,000
Tijuana, Mexico(3).......................    Manufacturing                                           105,000
Tulsa, Oklahoma..........................    Distribution                             98,000          81,000
------------------------------------------------------------------------------------------------------------

     The Company's executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space). Most of the Company's properties are currently being utilized for their intended purpose except as discussed in the footnotes below.

----------
(1) The number shown does not include 32,000 square feet of Research & Development space used for office and laboratories.
(2)  The Company closed this facility on January 31, 2002.
(3) On March 5, 2002 this facility was destroyed by fire. A new facility of approximately 77,000 square feet replaced it on or about March 18, 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company's management, existing litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2002 annual meeting of stockholders will be held on June 6, 2002. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

                                                                         FISCAL 2001
                                                                   (ENDED JANUARY 31, 2001)
                                                                   HIGH                 LOW
-------------------------------------------------------------------------------------------
First Quarter                                                      $32.56            $21.50
Second Quarter                                                     $33.13            $27.13
Third Quarter                                                      $29.94            $21.94
Fourth Quarter                                                     $27.38            $21.44

                                                                           FISCAL 2002
                                                                   (ENDED JANUARY 31, 2002)
                                                                    HIGH                LOW
-------------------------------------------------------------------------------------------
First Quarter                                                      $25.10            $21.11
Second Quarter                                                     $25.71            $22.28
Third Quarter                                                      $23.40            $18.10
Fourth Quarter                                                     $24.05            $19.05

                                                                           FISCAL 2003
                                                                   (ENDED JANUARY 31, 2003)
                                                                    HIGH                LOW
-------------------------------------------------------------------------------------------
First Quarter (through April 8, 2002)                              $28.22            $20.85

As of April 8, 2002, there were 1,992 registered holders of record of the Company's Common Stock. On April 4, 2002, the Company's Board of Directors declared a regular semi-annual cash dividend in the amount of $0.11 per share of Common Stock payable in the second quarter of fiscal year 2003.

ITEM 6.

                      SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below are selected summary consolidated financial and operating data of the Company for fiscal years 1998 through 2002, which have been derived from the Company's audited financial statements for those years. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report to Shareholders on Form 10-K.

                                                                                    YEAR ENDED JANUARY 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                               1998          1999            2000            2001            2002
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AND PERCENT DATA)
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA:(1)
  Net sales                                               $ 721,221     $ 915,342     $ 1,149,994     $ 1,197,197     $ 1,198,542
  Gross profit(2)                                           383,234       489,077         597,610         625,725         607,088
  Operating Profit(2)                                        98,774       128,237         164,001         145,244         120,657
  Interest expense                                            4,816         6,653          12,104          15,876          17,404
  Earnings before income taxes, minority interest
    and cumulative effect of accounting change               89,930       122,890         150,390         130,690         108,289
  Earnings before minority interest and
    cumulative effect of accounting change                   54,862        74,503          92,847          80,715          68,006
  Net earnings(2)                                            54,590        74,502          92,389          79,562          68,006
  Basic net earnings per common share
    before cumulative effect of accounting change(3)      $    1.11     $    1.52     $      1.91     $      1.69     $      1.45
  Cumulative effect of accounting change(3)                       -             -               -           (0.02)              -
                                                          ---------     ---------     -----------     -----------     -----------
                                                          $    1.11     $    1.52     $      1.91     $      1.67     $      1.45
  Diluted net earnings per common share
     before cumulative effect of accounting change(3)     $    1.10     $    1.50     $      1.89     $      1.69     $      1.44
  Cumulative effect of accounting change(3)                       -             -               -           (0.02)              -
                                                          ---------     ---------     -----------     -----------     -----------
                                                          $    1.10     $    1.50     $      1.89     $      1.66     $      1.44
  Cash dividends paid, per share                                  -             -               -     $      0.20     $      0.20
  Basic weighted average number
    of common shares outstanding                             49,063        49,165          48,471          47,629          47,056
  Diluted weighted average number
    of common shares outstanding                             49,543        49,604          48,818          47,902          47,205
OPERATING DATA:
  Gross profit margin                                          53.1%         53.4%           52.0%           52.3%           50.7%
  Operating profit margin                                      13.7%         14.0%           14.3%           12.1%           10.1%
  Capital expenditures                                    $  62,481     $  42,611     $    47,740     $    25,322     $    11,901
  Depreciation and amortization                              12,396        19,798          28,107          33,383          36,246
BALANCE SHEET DATA:
  Working capital(2,3)                                    $ 140,101     $ 143,160     $   191,257     $   224,413     $   285,225
  Total assets(2,3)                                         447,390       576,783         713,096         763,470         794,312
  Total debt                                                120,630       127,040         196,222         199,968         191,701
  Total stockholders' equity(3)                             246,832       322,032         380,214         421,794         468,063
---------------------------------------------------------------------------------------------------------------------------------

(1) Restated for a June, 1997 three-for-two split, which was affected as a stock dividend. Earnings per common share for all periods give effect to the issuance of 1,900,786 shares of Common Stock in connection with the acquisition of Endar Corp. in May 1997. Earnings include the results of operations for periods subsequent to the respective purchase acquisitions of the December 1997 acquisition of Sterno -Registered Trademark- and HandyFuel -Registered Trademark- assets, the remaining 50% of Colony Gift Corporation, Limited in May 1999, which was previously included as an equity investment and Midwest of Cannon Falls, Inc. acquired April 2001, none of which had a material effect on the Company's results of operations in the period during which they occurred, or thereafter. The Company's earnings for all periods have been restated to include the historical results of operations of Endar Corp., which was acquired through a pooling of interests in May 1997. As a result of the acquisitions of Liljeholmens Stearinfabriks AB ("Liljeholmens") Class A and Class B common stock in December 1998 and June 1999, balance sheet amounts beginning in January 1999 include the balances of Liljeholmens and results of operations include Liljeholmens beginning in February 1999.

(2) Fiscal 2001 pre-tax earnings include restructuring and impairment charges of approximately $7.7 million related to realignment of the Company's European operations and US consumer wholesale organization, decisions to exit certain product lines, and changes impacting its specialty retail business. Fiscal 2001 pre-tax earnings also include approximately $9.0 million of unusual charges to cost of sales for adjustments to carrying values of inventory connected with these initiatives, as well as $2.3 million of unexpected bad debt expenses associated with certain customer bankruptcy filings. Fiscal 2002 pre-tax earnings include restructuring and impairment charges of approximately $14.1 million related to closure of the Company's 62nd Street Chicago facility, other rationalization of the North American consumer wholesale business and certain changes in the European sector. Fiscal 2002 pre-tax earnings also include approximately $6.3 million and $5.0 million in unusual charges to cost of sales for inventory revaluations related to the US mass market and other marketplace conditions impacting realizable value of obsolete inventory.

(3) The Company recorded a one-time cumulative effect of accounting change in January 2001 to reflect the adoption of Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". (See Note 1 to the Consolidated Financial Statements, "Revenue Recognition").

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase of certain items included in the Company's consolidated statements of earnings:

                                                                                PERCENTAGE INCREASE (DECREASE)
                                                                                      FROM PRIOR PERIOD
                                                                         ---------------------------------------
                                   PERCENTAGE OF NET SALES                   FISCAL 2001            FISCAL 2002
                                    YEARS ENDED JANUARY 31                     COMPARED               COMPARED
                              -----------------------------------             TO FISCAL              TO FISCAL
                                  2000        2001        2002                  2000                   2001
----------------------------------------------------------------------------------------------------------------
Net sales                        100.0       100.0       100.0                   4.1                    0.1
Cost of goods sold                48.0        47.7        49.3                   3.5                    3.5
Gross profit                      52.0        52.3        50.7                   4.7                   (3.0)
Selling                           29.7        31.0        30.4                   8.5                   (1.9)
Administrative                     7.7         8.1         8.6                   9.8                    6.1
Operating profit                  14.3        12.1        10.1                 (11.4)                 (16.9)
Net earnings                       8.0         6.6         5.7                 (13.9)                 (14.5)

FISCAL 2002 COMPARED TO FISCAL 2001

Net sales increased $1.3 million, or 0.1%, from $1,197.2 million in fiscal 2001 to $1,198.5 million in fiscal 2002. Excluding Midwest of Cannon Falls, Inc. ("Midwest"), which was acquired in April 2001, and the citronella and religious candle businesses, which were discontinued in fiscal 2001, net sales in fiscal 2002 decreased approximately 4% when compared to last year. There were several key factors that we believe affected sales during fiscal 2002. First, the general economic slowdown worldwide made wholesalers, retailers and customers quite cautious, which negatively affected the overall sales performance for fiscal 2002. Second, sales of our PartyLite direct selling business were negatively impacted by weak new products and catalogs in the first half of the fiscal year, although there were signs of improvement towards the end of the year. Third, the weakness of European currencies versus the US dollar, which had a negative impact on fiscal 2002 sales growth equal to 1 full percentage point. Finally, the tragic events of September 11th had a temporary negative impact on most of our businesses, and our foodservice business continues to feel the effects of the related slowdown in the travel and hospitality industries.

Net sales in the Candles and Home Fragrance segment, which represented approximately 83% of total sales in fiscal 2002, decreased $64.2 million, or 6.0%, from $1,063.4 million in fiscal 2001 to $999.2 million in fiscal 2002. The Candles and Home Fragrance segment was affected by many of the factors discussed above with the most significant of these factors being the decrease in sales in our direct selling channel, the general economic slowdown worldwide, and the negative impact of weak foreign currencies on reported sales. Throughout fiscal 2002 we saw a continuation of the effects of the general economic slowdown that began in the second half of fiscal 2001. This slowdown, which was exacerbated by the events of September 11th, made wholesalers, retailers and customers cautious and made wholesalers and retailers reluctant to stock significant amounts of inventory.

PartyLite, our direct selling unit, experienced a decrease in net sales of approximately 7% in fiscal 2002 when compared to the prior year. PartyLite sales in North America, including Canada, decreased approximately 10% in fiscal 2002 compared to the prior year, while sales in PartyLite's European markets increased approximately 12% in fiscal 2002 compared to the prior year. Although we do believe that PartyLite was negatively impacted by general economic conditions, we feel that much of this year's sales decline was related to weak new product offerings and catalogs. PartyLite made improvements in its 2001 Holiday catalog and product offerings, which helped to drive a

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2002 COMPARED TO FISCAL 2001 (CONTINUED)

7% sales increase in the fourth quarter of fiscal 2002 when compared to last year. In addition to the changes in the Holiday catalog, PartyLite launched its Everyday 2002 catalog in December, which includes new products and an improved layout for which we have received very positive feedback from PartyLite consultants. We remain optimistic that these recent product and catalog changes, strong hostess programs and income opportunities for consultants, along with certain management changes within PartyLite, will translate to positive sales results for our direct selling business.

The wholesale channel of the Candles and Home Fragrance segment in North America experienced a sales decline of approximately 12% during fiscal 2002 compared to last year. Excluding the sales of the citronella and religious candle businesses discontinued in fiscal 2001, sales decreased approximately 4.5%. The mass market channel of this segment felt the effects not only of the weakened economy but also of a shrinking customer base due to bankruptcies and consolidation, resulting in a sales decrease of approximately 5% in fiscal 2002 versus fiscal 2001. Although the premium channel business fared better than the mass channel in North America, the full year sales results were below those of the prior year by approximately 3%.

Sales of the wholesale and retail channels of the Candles and Home Fragrance segment in Europe increased approximately 2% in fiscal 2002 versus fiscal 2001. Our premium channel business in the UK posted an 8% increase in full year sales for fiscal 2002 versus the prior year following last year's management changes and strong new product development efforts, including the launch of the Colonial at HOME -Registered Trademark- brand product during the fourtH quarter of fiscal 2002. In the European mass channel, full year sales increased 3% in fiscal 2002 compared to the prior year. The introduction of fragranced candles in this channel continues to show positive growth but still accounts for less than 15% of the total sales of the mass channel. Sales of our UK retailer decreased more than 10% due to weak holiday sales in fiscal 2002 versus fiscal 2001.

Net sales in the Creative Expressions and Foodservice segment accounted for approximately 17% of Blyth's total net sales in fiscal 2002 compared to 11% in fiscal 2001. Net sales in the Creative Expressions and Foodservice segment increased $65.6 million, or 49.0%, from $133.8 million in fiscal 2001 to $199.4 million in fiscal 2002. This increase is primarily due to the inclusion of sales from Midwest, which was acquired in April 2001. Excluding Midwest, fiscal year 2002 sales in this segment were down approximately 3.5% versus the prior year. Midwest, which represents the premium channel in this segment, has increased net sales since its acquisition in April 2001 by more than 2% versus the same period a year earlier. Our mass market business in this segment, JMC Impact, Inc., increased net sales in fiscal 2002 by almost 2% when compared to fiscal 2001 despite the weak economy and customers lost due to bankruptcies and consolidations as described earlier. The foodservice channel, represented by the Sterno Group -TM-, had a very difficult year with sales below last year by approximately 8%. THe weak economy that affected the hotel, restaurant and catering industries, coupled with the sharp decline in business following September 11th, has provided a significant challenge in this channel. Although sales for the Sterno Group -TM- were down in the fourth quarter of fiscal 2002 versus the prior year, there was improvement ovEr the third quarter's comparative results, and we believe that this improvement will continue.

Gross profit decreased $18.6 million, or 3.0%, from $625.7 million in fiscal 2001 to $607.1 million in fiscal 2002. Gross profit margin decreased from 52.3% for fiscal 2001 to 50.7% for fiscal 2002. The key factors that we believe negatively impacted the gross profit margin were a shift in sales mix among our business units, weak margins being experienced in the mass channel, the full year decline in PartyLite sales of 7%, and an increase in sales of obsolete inventory at little or no margin. Also, in the second and fourth quarters of fiscal 2002, the Company recorded additional inventory reserves of $6.3 million and $5.0 million respectively, to lower the carrying value of mass market inventory in North America. Partially offsetting these negative margin impacts were cost savings following our investments in global sourcing, R&D and technology. In the fourth quarter of fiscal 2001, the Company recorded unusual inventory valuation adjustments of $9.0 million in connection with restructuring and business initiatives as discussed in Note 4 to the Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2002 COMPARED TO FISCAL 2001 (CONTINUED)

Selling expense decreased $6.9 million, or 1.9%, from $371.2 million in fiscal 2001 to $364.3 million in fiscal 2002. Selling expense as a percentage of net sales decreased from 31.0% in fiscal 2001 to 30.4% in fiscal 2002. The reduction in selling expense was primarily due to cost containment programs that are in place at each of our business units and, to a lesser extent, to the mix shift towards mass channel sales, for which selling expenses are relatively lower.

Administrative expenses increased $5.9 million, or 6.1%, from $97.4 million in fiscal 2001 to $103.3 million in fiscal 2002. Excluding the administrative expenses of Midwest, acquired in April 2001, administrative expenses in fiscal 2002 decreased approximately 1% versus the prior year even though the Company continues to invest in R&D and E-Business initiatives, including the PartyLite Extranet, an internet-based order entry and business building system, and sales force automation of our North American premium wholesale channel.

The Company recorded restructuring and impairment charges of approximately $14.1 million reported as a component of operating expenses in fiscal 2002, (further described in Note 4 to the Consolidated Financial Statements, "Unusual Charges"), which reduced the operating profit margin by 1.2%, compared to charges of $7.7 million recorded in fiscal 2001, which reduced operating profit by 0.6%.

Amortization of goodwill increased $0.5 million, or 11.9%, from $4.2 million in fiscal 2001 to $4.7 million in fiscal 2002. This increase is due to the additional amortization recorded related to the acquisition of Midwest. Amortization of goodwill will cease on February 1, 2002, upon adoption of the new goodwill rules under SFAS 142 as described in Note 2 to the Consolidated Financial Statements.

Earnings of the Candles and Home Fragrance segment decreased $25.6 million, or 19.8%, from $129.0 million in fiscal 2001 to $103.4 million in fiscal 2002. The decrease in earnings was due to the same factors that affected sales and gross profit. Earnings of this segment were also impacted by $13.4 million of the restructuring and impairment charges recorded in fiscal 2002 compared to $7.7 million of fiscal 2001 restructuring and impairment charges and $2.3 million of unexpected bad debt expenses.

Earnings in the Creative Expressions and Foodservice segment increased $1.1 million, or 6.8%, from $16.2 million in fiscal 2001 to $17.3 million in fiscal 2002. The key factors affecting earnings in this segment were the acquisition of Midwest in April 2001, which was offset by a weak economy and a sharp decline in our foodservice business following a downturn in the hotel, restaurant and catering industries after September 11th.

Interest expense increased $1.5 million, or 9.4%, from $15.9 million in fiscal 2001 to $17.4 million in fiscal 2002. The higher interest was primarily a result of higher short-term borrowing in the first half of the fiscal year including the borrowing to fund the acquisition of Midwest in April 2001.

Interest income and other increased $3.0 million, from $2.0 million in fiscal 2001 to $5.0 million in fiscal 2002. This increase was primarily due to gains on sales of long-term investments.

Income tax expense decreased $9.7 million, or 19.4%, from $50.0 million in fiscal 2001 to $40.3 million in fiscal 2002. The reduction in income tax expense is attributable to the reduction of the effective tax rate from 38.2% in fiscal 2001 to 37.2% in fiscal 2002 and the decrease in pre-tax earnings.

Basic earnings per share based upon the weighted average number of shares outstanding were $1.45 for fiscal 2002 compared to $1.67 for the same period the prior year. Diluted earnings per share, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.44 for fiscal 2002 compared to $1.66 for the same period the prior year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2001 COMPARED TO FISCAL 2000

Net sales increased $47.2 million, or 4.1%, from $1,150.0 million in fiscal 2000 to $1,197.2 million in fiscal 2001. This increase was attributable to sales growth both in the Candles and Home Fragrance and the Creative Expressions and Foodservice segments, as well as the inclusion of sales from businesses acquired. The continued weakness of European currencies versus the US dollar had a negative impact on the overall sales growth rate of the Company. Excluding the negative effect of the deterioration of European currencies, net sales increased approximately 6.8% in fiscal 2001 when compared to prior year. International sales represented approximately 26% of total net sales in fiscal 2001, which is approximately the same percentage as in the prior year despite the deterioration of foreign currencies. Net sales in the US market increased approximately 5% when compared to prior year.

Net sales of the Candles and Home Fragrance segment increased $10.0 million, or 0.9%, from $1,053.4 million in fiscal 2000 to $1,063.4 million in fiscal 2001 inclusive of the sales of Wax Lyrical, a UK retailer that became a consolidated subsidiary in April 2000. The continued weakness of European currencies against the US dollar had a negative impact on the net sales growth rate as discussed above. International sales accounted for approximately 27.5% of total net sales in the Candles and Home Fragrance segment for fiscal 2001. In the US market, the Candles and Home Fragrance segment experienced a modest overall sales increase versus a year ago. This modest sales increase for the year, driven by strong first half net sales, occurred despite the impact of the overall weakening of the economy in the second half of fiscal 2001, particularly the fourth quarter.

Net sales of the Creative Expressions and Foodservice segment increased $37.2 million, or 38.5%, from $96.6 million in fiscal 2000 to $133.8 million in fiscal 2001. This sales growth was primarily due to the acquisition of Impact Plastics Advertising, Inc., which occurred at the end of fiscal 2000. The deterioration in the US economy in the latter part of the 2001 fiscal year adversely affected the overall sales growth of the Creative Expressions and Foodservice segment.

Gross profit increased $28.1 million, or 4.7%, from $597.6 million in fiscal 2000 to $625.7 million in fiscal 2001. Gross profit margin increased from 52.0% for fiscal 2000 to 52.3% for fiscal 2001. A key factor that favorably impacted the gross margin was the relatively higher sales growth of premium priced products. The Company recorded one-time charges in cost of goods sold of approximately $9.0 million in fiscal 2001, related to inventory revaluation adjustments, which reduced the gross profit margin by 0.8%. (See Note 4 to the Consolidated Financial Statements). Excluding these one-time charges gross profit margin increased 1.1% compared to fiscal 2000.

Selling expense increased $29.3 million, or 8.5%, from $341.9 million in fiscal 2000 to $371.2 million in fiscal 2001. Selling expense as a percentage of net sales increased in fiscal 2001 when compared to fiscal 2000 primarily due to the higher percentage of sales of premium priced products for which selling expenses are relatively higher. Unexpected bad debt expenses (discussed in Note 4 to the Consolidated Financial Statements) of approximately $2.3 million also contributed to the increase in selling expenses.

Administrative expenses increased $8.7 million, or 9.8%, from $88.7 million in fiscal 2000 to $97.4 million in fiscal 2001. The increase in administrative expense in fiscal 2001 versus the prior year was due to investments in product development, E-Business initiatives and to the overall growth of the Company.

The Company recorded restructuring and impairment charges of approximately $7.7 million reported as a component of operating expenses in fiscal 2001, which reduced the operating profit margin by 0.6%. (See Note 4 to the Consolidated Financial Statements).

Earnings of the Candles and Home Fragrance segment decreased $24.8 million, or 16.1%, from $153.8 million in fiscal 2000 to $129.0 million in fiscal 2001. The decrease in earnings was largely attributable to the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2001 COMPARED TO FISCAL 2000 (CONTINUED)

unusual charges, which included restructuring and impairment charges, inventory valuation adjustments, and unexpected bad debt expenses totaling approximately $19.0 million, and the further deterioration in foreign currency exchange rates versus the US dollar.

Earnings of the Creative Expressions and Foodservice segment increased $6.0 million, or 58.8%, from $10.2 million in fiscal 2000 to $16.2 million in fiscal 2001. This increase was primarily due to the acquisition of Impact Plastics Advertising, Inc., acquired in December 1999.

The Company, for strategic reasons, decided during fiscal 2001 to exit certain lower margin product lines, including the religious and citronella product lines. Expenses related to this activity included fixed asset write-offs and severance payments made to employees, which were recorded as restructuring and impairment charges and inventory valuation adjustments included in cost of sales as discussed above. The following table sets forth net sales and operating profit data for these discontinued product lines for fiscal 2001 and fiscal 2000. These amounts were reported as part of the Candles and Home Fragrance segment in Note 13 to the Consolidated Financial Statements, "Segment Information".

Year ended January 31, (In thousands)

--------------------------------------------------------------------------------
                                                         2000           2001
--------------------------------------------------------------------------------
Net Sales                                             $  31,753      $  18,679
Operating loss                                             (779)        (4,281)

Interest expense increased $3.8 million, or 31.4%, from $12.1 million in fiscal 2000 to $15.9 million in fiscal 2001. The increase in interest expense was primarily attributable to borrowing under the Company's public debt offering which was in effect for the full 2001 fiscal year and to increases in short-term interest rates.

Income tax expense decreased $7.5 million, or 13.0%, from $57.5 million in fiscal 2000 to $50.0 million in fiscal 2001. The reduction in income tax expense was primarily attributable to the decrease in earnings subject to income tax. The Company's effective tax rate remained at approximately 38.2% during fiscal 2001.

The Company recorded a one-time charge of $1.2 million, which was reflected as a cumulative effect of accounting change, in fiscal 2001, as a result of adopting Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements".

As a result of the foregoing, net earnings decreased $12.8 million, or 13.9%, from $92.4 million in fiscal 2000 to $79.6 million in fiscal 2001.

Basic earnings per share before the cumulative effect of accounting change, based upon the weighted average number of shares outstanding, were $1.69 in fiscal 2001 compared to $1.91 for the same period the prior year. The cumulative effect of accounting change, previously discussed, had an effect on basic earnings per share equal to $.02. Basic earnings per share after the cumulative effect of accounting change, based on the weighted average number of shares outstanding, were $1.67 in fiscal 2001 compared to $1.91 for the same period the prior year. Diluted earnings per share before the cumulative effect of accounting change, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.69 in fiscal 2001 compared to $1.89 for the same period the prior year. The cumulative effect of accounting change on diluted earnings per share equaled $.02. Diluted earnings per share after the cumulative effect of accounting change, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.66 in fiscal 2001 compared to $1.89 for the same period the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $37.6 million, or 40.4% from $93.0 million at January 31, 2001 to $130.6 million at January 31, 2002 primarily due to strong cash flow in the fourth quarter as a result of strong sales and reduced inventory levels. Inventory decreased $19.3 million from $201.1 million at January 31, 2001 to $181.8 million at January 31, 2002. Excluding Midwest, inventory at January 31, 2002 decreased by $29.9 million. This decrease in inventory is primarily attributable to a corporate-wide focus on inventory control and reduction but also to additional inventory reserves recorded during fiscal 2002. Accounts receivable increased $16.8 million from $67.0 million at the end of fiscal 2001 to $83.8 million at the end of fiscal 2002. A portion of this increase, approximately $8.1 million, is a result of the acquisition of Midwest, with the remaining increase due primarily to strong fourth quarter sales in our mass market channels in North America and Europe. Despite the uncertain retail environment, the Company has carefully avoided significant write-offs of bad debts. However, we did record a bad debt provision of $350 thousand related to K-Mart's bankruptcy filing. Accounts payable and accrued expenses increased $1.8 million from $102.3 million at the end of fiscal 2001 to $104.1 million at the end of fiscal 2002. Excluding the balances related to Midwest, accounts payable and accrued expenses decreased $5.4 million at the end of fiscal 2002 when compared to the prior year. Such decrease is reflective of the reduced inventory levels of the Company and normal seasonal spending patterns.

Capital expenditures for property, plant and equipment were approximately $11.9 million in fiscal 2002 down from $25.3 million in fiscal 2001. This decrease is primarily due to lower spending for capacity expansion. The Company anticipates total capital spending of approximately $20.0 million for fiscal 2003, which will be used primarily for upgrades to machinery and equipment in existing facilities, and information technology.

The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate. In the future, acquisitions may contribute more to the Company's overall sales growth rate than historically. We expect our future growth in the Candles and Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions. In the Creative Expressions and Foodservice segment a significant portion of future growth may come through acquisitions. We continue to pursue strategic acquisitions in the following areas: paper-related and seasonal decorative products and Foodservice products, mirroring businesses in which the Company is already engaged, as well as giftware and home decor products, both of which are closely related to current established product lines.

Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million. The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (4.75% at January 31, 2002) or at the eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At January 31, 2002, $14.6 million (including $3.3 million of outstanding Letters of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Credit) was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At January 31, 2002, the Company was in compliance with such covenants. The Company is currently in the process of establishing a new revolving credit facility and expects to do so before the maturity date of the current Credit Facility.

As of January 31, 2002, the Company had a total of $35.0 million available under uncommitted bank lines of credit. Amounts outstanding under the lines of credit bear interest at short-term fixed rates. No amounts were outstanding under the uncommitted lines of credit at January 31, 2002.

At December 31, 2001, the Company's subsidiary, the Gies Group (formerly Liljeholmens), had various long-term debt agreements in multiple European currencies maturing in December 2002. The total amount outstanding as of December 31, 2001 under the loan agreements was approximately $2.7 million at an interest rate of 5.0%, of which all relates to current maturities. The loans are collateralized by certain of Gies' real estate.

As of December 31, 2001, the Gies Group had available lines of credit of approximately $32.8 million of which approximately $0.8 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 4.19% at December 31, 2001. The lines of credit are renewed annually.

Colony Gift Corporation Limited ("Colony"), another subsidiary, has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2002, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to approximately $22.0 million, collateralized by certain of Colony's assets. As of December 31, 2001, Colony had borrowings outstanding under the credit facility of approximately $12.4 million, at a weighted average interest rate of 4.83%.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due in 2005. Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth. At January 31, 2002, the Company was in compliance with such covenants. Payment on the notes commenced in June 1999 and annual installments of principal and interest are required through June 2005.

In May 1999, the Company filed a shelf registration statement for up to $250.0 million in debt securities with the Securities and Exchange Commission ("SEC"). On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.0 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens of principal property or stock issued to collateralize debt. At January 31, 2002, the Company was in compliance with such covenants. Interest is payable semi-annually on April 1 and October 1. The proceeds of the offering were used to repay substantially all of the Company's outstanding debt under its revolving and uncommitted lines of credit in the United States. On March 1, 2002, the Company entered into an interest rate swap agreement which matures on October 1, 2009, in relation to $50.0 million of our outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six month LIBOR rate plus 2.65% (4.7% at March 1, 2002), with interest payable semi-annually on April 1 and October 1.

Financial Reporting Release No. 61, recently issued by the SEC, requires all registrants to discuss liquidity and capital resources, trading activities involving non-exchange traded contracts and relationships and transactions with related parties that derive benefit from their non-independent relationships with the registrant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table summarizes the maturity dates of the financial obligations and commitments of the Company:

  --------------------------------------------------------------------------------------------------------------------------
  (IN THOUSANDS)                                                        PAYMENTS DUE BY PERIOD
  --------------------------------------------------------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS AND                                LESS THAN 1
  COMMERCIAL COMMITMENTS                        TOTAL           YEAR         1 - 3 YEARS      4 - 5 YEARS     AFTER 5 YEARS
  --------------------------------------------------------------------------------------------------------------------------
  LONG-TERM DEBT                            $   178,475       $   18,245      $    7,423        $   3,573        $  149,234
  --------------------------------------------------------------------------------------------------------------------------
  OPERATING LEASES                              122,704           20,619          34,826           27,720            39,539
  --------------------------------------------------------------------------------------------------------------------------
  LINES OF CREDIT                                13,226           13,226               0                0                 0
  --------------------------------------------------------------------------------------------------------------------------
  STANDBY LETTERS OF CREDIT                       3,265            3,265               0                0                 0
  --------------------------------------------------------------------------------------------------------------------------
  TOTAL CONTRACTUAL OBLIGATIONS
  AND COMMERCIAL COMMITMENTS                $   317,670       $   55,355      $   42,249        $  31,293        $  188,773
  --------------------------------------------------------------------------------------------------------------------------

The Company does not utilize derivatives for trading purposes.

The Company leases certain office and warehouse space used in its businesses in the Creative Expressions and Foodservice segment from related parties. Under the terms of the leases the Company is responsible for all real estate taxes, maintenance and insurance costs. The lease rates were determined based on market rates for comparable property at the time of entering into the contract.

Net cash provided by operating activities amounted to a record $123.6 million in fiscal 2002 compared to $112.7 million in fiscal 2001, an increase of $10.9 million or 9.7%. The key factors contributing to the record cash flow from operations were net earnings of $68.0 million, depreciation and amortization of $36.2 million and inventory reduction of $35.6 million. Fourth quarter cash flow from operations was particularly strong, providing a source of cash of $162.6 million, which is reflective of strong seasonal sales, reduced inventory levels and receivable collections.

On April 4, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 additional shares of its common stock bringing the total authorization to 6,000,000 shares. During fiscal 2002, a total of 274,100 shares were repurchased for a total cost of approximately $6.0 million. Since January 31, 2002, the Company has purchased an additional 638,700 shares on the open market for a total cost of $13.7 million. As of March 31, 2002, the Company had cumulatively purchased on the open market 3,269,600 common shares for a total cost of approximately $76.6 million. The acquired shares are held as common stock in treasury at cost.

On April 4, 2002, the Company announced that it has declared a cash dividend of $0.11 per share of the Company's common stock for the six months ended January 31, 2002. The dividend, authorized at the Company's April 4, 2002 Board of Directors meeting, will be payable to shareholders of record as of May 1, 2002, and will be paid on May 15, 2002.

The Company's primary capital requirements are for working capital to fund the necessary levels of inventory and accounts receivable to sustain the Company's sales growth, and for capital expenditures and acquisitions. The Company believes that cash on hand, cash from operations and available borrowings under the current Credit Facility and new Credit Facility the Company is considering entering into, lines of credit and the shelf registration previously described will be sufficient to fund its operating requirements, capital expenditures, stock repurchase program, dividends and all other obligations for fiscal 2003 and fiscal 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenue recognition - Revenue is recognized upon delivery, when both title and risk of loss transfer to the customer. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements, volume incentives and other promotions. Should market conditions decline the Company may take actions to increase customer incentives possibly resulting in an incremental reduction of revenue at the time the incentive is offered. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or other reasons that become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks should increase significantly from the estimated amount, revisions to the estimated allowance would be required. The Company receives payment in advance of product shipments primarily related to our direct selling channel, which is recorded as deferred revenue. Upon delivery of the product shipments the related deferred revenue is reclassified to revenue. The Company has established an allowance for doubtful accounts for its trade and note receivables. The allowance is determined based on the Company's evaluation of known requirements, aging of receivables, historical experience and the current economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations, including those to the Company, could be adversely affected by declining sales at retail resulting from such factors as contraction in the economy or a general decline in consumer spending. Some of the Company's business units offer seasonal dating programs whereby customers that qualify for the programs are offered extended payment terms for seasonal product shipments. If product sales by our customers during the seasonal selling period should fall significantly below expectations, the risk of not collecting these seasonal dating receivables may increase, which could result in additional charges to bad debts.

Inventory valuation - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts. If market acceptance of our existing products or the successful introduction of new products should significantly decrease, additional inventory write-downs could be required. Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Unusual Charges - In response to changing market conditions and competition the Company's management regularly updates its business model and market strategies, including the evaluation of facilities, personnel and products. Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring, impairment and unusual charges. In both fiscal 2002 and in fiscal 2001, the Company recorded unusual charges related to asset impairments, product line discontinuances, severance payments to employees, lease write-offs, bad debt write-offs and inventory write-downs. (See Note 4 to the Consolidated Financial Statements). The most significant single charge of $7.3 million related to the closing of one of the Company's manufacturing facilities in North America in the fourth quarter of fiscal 2002, with most of this amount related to asset impairments of $6.7 million. The closing of this facility, located in Chicago, Illinois, was effected to address overall manufacturing over-capacity in North America. Historically, the Company has reviewed long-lived assets, including property, plant and equipment and goodwill for impairment periodically and whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. Management determines whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flow from operating activities involving the asset, or group of assets to the carrying value. The amount of any resulting impairment is calculated using the present value of the same cash flows. Long-lived assets to be disposed of are valued at the lower of carrying amount or net realizable value. See below for discussion on the impact of new accounting pronouncements in fiscal 2003.

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2001, the Emerging Issues Task Force ("EITF") issued EITF
Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF No. 00-22 addresses a vendor's accounting for an offer to a customer (reseller or end-consumer) to rebate or refund a specified amount of cash that is redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. EITF No. 00-22 became effective in the second quarter of fiscal 2002 and did not have an effect on net earnings of the Company.

In April 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue requires the classification of certain advertising program incentives, paid to the Company's customers, as a reduction of sales. EITF 00-25 becomes effective for annual or interim periods beginning after December 15, 2001.

In May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives such as discounts, coupons, rebates and free products. EITF 00-14 becomes effective for annual or interim periods beginning after December 15, 2001.

In November 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Although there will be no impact on net earnings these changes will result in the reclassification of certain sales promotion expenses in our Consolidated Statements of Earnings. The approximate effect of these reclassifications on fiscal 2002 will be to lower gross margin as a percent of sales by 1.0 point, lower selling expense as a percent of sales by 1.0 point, and increase operating income as a percent of sales by 0.1 point.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill and indefinite-lived intangibles, and requires goodwill and indefinite-lived assets to be reviewed annually for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. New disclosures are required for goodwill and other intangible assets including information about the changes in carrying amounts from period to period. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. The Company is in the process of reviewing the goodwill on its balance sheet at January 31, 2002 for possible impairment under the rules set forth in SFAS No. 142. If there is any impairment of goodwill, it will be included in the first quarter results of fiscal 2003 as a cumulative effect of an accounting change.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment of long-lived assets. We do not expect that implementation of this standard will have a significant impact on our financial statements.

EUROPEAN MONETARY UNION - EURO

On January 1, 1999, several member countries of the European Union ("EU") established fixed conversion rates between their existing sovereign currencies, and adopted the euro as their new common legal currency. Since that date, the euro has been traded on currency exchanges while at the same time the legacy currencies remained legal tender in the participating countries during a transition period from January 1, 1999 through January 1, 2002.

During the transition period, cashless payments could be made in the euro, and parties could elect to pay for goods and services and transact business using either the euro or a legacy currency.

Between January 1, 2002 and July 1, 2002, the participating countries are introducing euro notes and coins and will withdraw all legacy currencies so that they will no longer be available.

The Company's EU member businesses have successfully transitioned their business and financial systems to the euro. There were no significant problems during the transition and the conversion has not had a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully elsewhere in this Annual Report on Form 10-K and in the Company's previous filings with the Securities and Exchange Commission.

ITEM 7A.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTEREST RATE RISK

As of January 31, 2002 the Company is subject to interest rate risk on approximately $24.6 million of variable rate debt, including debt attributable to the Gies Group and Colony. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $246,000 if applied to the total.

On March 1, 2002, the Company entered into an interest rate swap agreement which matures on October 1, 2009, in relation to $50.0 million of our outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six-month LIBOR rate plus 2.65% (4.7% at March 1, 2002), with interest payable semi-annually on April 1 and October 1.

FOREIGN CURRENCY RISK

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany purchases and on certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

With regard to commitments for machinery and equipment and inventory in foreign currencies, the gain or loss is deferred in accumulated other comprehensive income(loss) ("OCI") and, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset. With regard to forward exchange contracts used to hedge Canadian intercompany purchases, gain or loss on such hedges is deferred in OCI and recognized in earnings in the period in which the underlying hedged transaction occurs. Gains or losses on foreign currency forward contracts related to intercompany loans are currently recognized through income and generally offset the transaction gains or losses in the foreign currency cash flows that they are intended to hedge. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged. (See Note 1 to the Consolidated Financial Statements).

The following table provides information about the Company's foreign exchange forward contracts at January 31, 2002.

                                                         U.S. DOLLAR                AVERAGE         ESTIMATED
(In thousands, except average contract rate)         NOTIONAL AMOUNT          CONTRACT RATE        FAIR VALUE
--------------------------------------------------------------------------------------------------------------
Euro                                                    $     32,659                  0.883         $   1,152
Pound Sterling                                                 3,404                  1.418                26
--------------------------------------------------------------------------------------------------------------
                                                        $     36,063                                $   1,178
==============================================================================================================

The foreign exchange contracts outstanding as of January 31, 2002 had maturity dates ranging from February 2002 through January 2003.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Blyth, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Blyth, Inc. and Subsidiaries (the "Company") at January 31, 2002 and January 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in fiscal 2001. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in fiscal 2002.

                                          /s/ PricewaterhouseCoopers LLP
                                          ------------------------------
                                          PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
March 12, 2002, except for Notes 12 and 14, as to which the date is April 4, 2002

ITEM 8.
                          BLYTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

======================================================================================================
JANUARY 31, (In thousands, except share data)                                    2001             2002
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $    93,036      $   130,633
Accounts receivable, less allowance for doubtful receivables
  $2,120 in 2001 and $2,804  in 2002                                           66,974           83,781
Inventories                                                                   201,086          181,840
Prepaid and other                                                               4,803            9,241
Deferred income taxes                                                           7,808           18,377
------------------------------------------------------------------------------------------------------
    Total current assets                                                      373,707          423,872
------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and buildings                                                            131,008          113,605
Leasehold improvements                                                         19,219           24,503
Machinery and equipment                                                       196,349          197,214
Office furniture, data processing equipment and software                       50,969           59,836
Construction in progress                                                       14,631            4,422
------------------------------------------------------------------------------------------------------
                                                                              412,176          399,580
  Less accumulated depreciation                                               142,738          157,666
------------------------------------------------------------------------------------------------------
                                                                              269,438          241,914
OTHER ASSETS:
Investments                                                                    15,180            3,551
Excess of cost over fair value of net assets acquired, net of
  accumulated amortization of $11,240 in 2001 and $16,204 in 2002              95,472          112,325
Deposits and other assets                                                       9,673           12,650
------------------------------------------------------------------------------------------------------
                                                                              120,325          128,526
------------------------------------------------------------------------------------------------------
    Total assets                                                          $   763,470      $   794,312
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit                                                      $    27,278      $    13,226
Current maturities of long-term debt                                            5,374           18,245
Accounts payable                                                               54,820           53,414
Accrued expenses                                                               47,520           50,680
Income taxes                                                                   14,302            3,082
------------------------------------------------------------------------------------------------------
    Total current liabilities                                                 149,294          138,647
------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                          24,552           23,066
LONG-TERM DEBT, less current maturities                                       167,316          160,230
MINORITY INTEREST AND OTHER                                                       514            4,306
COMMITMENTS AND CONTINGENCIES                                                       -                -
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 10,000,000 shares of $0.01
  par value; no shares issued and outstanding                                       -                -
Common stock - authorized 100,000,000 shares of $0.02 par value;
  issued 49,431,576 shares in 2001 and 49,509,776 shares in 2002                  989              990
Additional contributed capital                                                 96,912           97,879
Retained earnings                                                             390,447          449,038
Accumulated other comprehensive loss                                           (9,595)         (16,894)
Treasury stock, at cost, 2,356,800 shares in 2001 and
  2,630,900 shares in 2002                                                    (56,959)         (62,950)
------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                421,794          468,063
------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                            $   763,470      $   794,312
======================================================================================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          BLYTH, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

YEAR ENDED JANUARY 31, (In thousands, except per share data)                      2000             2001              2002
=========================================================================================================================
Net sales                                                                 $  1,149,994     $  1,197,197      $  1,198,542
Cost of goods sold                                                             552,384          571,472           591,454
-------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                                 597,610          625,725           607,088
Selling                                                                        341,924          371,156           364,325
Administrative                                                                  88,692           97,432           103,320
Amortization of goodwill                                                         2,993            4,191             4,702
Restructuring and impairment charges                                                 -            7,702            14,084
-------------------------------------------------------------------------------------------------------------------------
                                                                               433,609          480,481           486,431
-------------------------------------------------------------------------------------------------------------------------
  Operating profit                                                             164,001          145,244           120,657
-------------------------------------------------------------------------------------------------------------------------
Other expense (income):
  Interest expense                                                              12,104           15,876            17,404
  Interest income and other                                                      1,361           (1,988)           (5,014)
  Equity in earnings of investees                                                  146              666               (22)
-------------------------------------------------------------------------------------------------------------------------
                                                                                13,611           14,554            12,368
-------------------------------------------------------------------------------------------------------------------------
  Earnings before income taxes, minority interest, and
    cumulative effect of accounting change                                     150,390          130,690           108,289
Income tax expense                                                              57,543           49,975            40,283
-------------------------------------------------------------------------------------------------------------------------
  Earnings before minority interest and
    cumulative effect of accounting change                                      92,847           80,715            68,006
Minority interest                                                                  458                -                 -
-------------------------------------------------------------------------------------------------------------------------
  Earnings before cumulative effect of accounting change                        92,389           80,715            68,006
Cumulative effect of accounting change, net of taxes of $716                         -           (1,153)                -
-------------------------------------------------------------------------------------------------------------------------
  Net earnings                                                            $     92,389     $     79,562      $     68,006
=========================================================================================================================
Basic:
  Net earnings per common share before cumulative
    effect of accounting change                                           $       1.91     $       1.69      $       1.45
  Cumulative effect of accounting change                                             -            (0.02)                -
-------------------------------------------------------------------------------------------------------------------------
                                                                          $       1.91     $       1.67      $       1.45
  Weighted average number of shares outstanding                                 48,471           47,629            47,056
=========================================================================================================================

Diluted:
  Net earnings per common share before cumulative
    effect of accounting change                                           $       1.89     $       1.69      $       1.44
  Cumulative effect of accounting change                                             -            (0.02)                -
-------------------------------------------------------------------------------------------------------------------------
                                                                          $       1.89     $       1.66      $       1.44
  Weighted average number of shares outstanding                                 48,818           47,902            47,205
=========================================================================================================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          BLYTH, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ACCUMULATED
                                     COMMON STOCK       ADDITIONAL               TREASURY STOCK             OTHER
                                ----------------------  CONTRIBUTED  RETAINED   -----------------   COMPREHENSIVE
                                   SHARES      AMOUNT      CAPITAL   EARNINGS   SHARES    AMOUNT      INCOME(LOSS)        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999      $ 49,200,474  $  984  $    93,281  $227,995     (10,000) $   (228) $           -   $   322,032

Net earnings for the year                                             92,389                                             92,389

Foreign currency translation
  adjustments                                                                                              (4,760)       (4,760)
                                                                                                                    -----------
    Comprehensive income                                                                                                 87,629

Common stock issued in
  connection with exercise
  of stock options                     45,535       1          503                                                          504

Treasury stock purchases                                                      (1,198,700)  (29,951)                     (29,951)
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2000        49,246,009     985       93,784   320,384  (1,208,700)  (30,179)        (4,760)      380,214

Net earnings for the year                                             79,562                                             79,562

Foreign currency translation
  adjustments                                                                                              (5,913)       (5,913)

Unrealized gains on certain
  investments (net of tax of
  $639)                                                                                                     1,078         1,078
                                                                                                                    -----------
    Comprehensive income                                                                                                 74,727

Common stock issued in connection
  with exercise of stock options      185,567       4        2,616                                                        2,620

Tax benefit from stock options                                 512                                                          512

Dividends paid ($.20 per share)                                       (9,499)                                            (9,499)

Treasury stock purchases                                                      (1,148,100)  (26,780)                     (26,780)
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2001        49,431,576     989       96,912   390,447  (2,356,800)  (56,959)        (9,595)      421,794

Net earnings for the year                                             68,006                                             68,006

Foreign currency translation
  adjustments                                                                                              (6,003)       (6,003)

Reclassification adjustment for
  gains included in net income
  (net of tax of $737)                                                                                     (1,244)       (1,244)
Unrealized loss on certain
  investments (net of tax of $94)                                                                            (159)         (159)
Net gain on cash flow hedging
  instruments                                                                                                 107           107
                                                                                                                    -----------
    Comprehensive income                                                                                                 60,707

Common stock issued in connection
  with exercise of stock options       78,200       1          584                                                          585

Tax benefit from stock options                                 383                                                          383

Dividends paid ($.20 per share)                                       (9,415)                                            (9,415)

Treasury stock purchases                                                        (274,100)   (5,991)                      (5,991)
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2002        49,509,776  $  990  $    97,879  $449,038  (2,630,900) $(62,950) $     (16,894)  $   468,063
===============================================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          BLYTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED JANUARY 31, (IN THOUSANDS)                                           2000        2001        2002
==============================================================================================================
Cash flows from operating activities:
     Net earnings                                                            $  92,389   $  79,562   $  68,006
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
             Cumulative effect of accounting change                                  -       1,153           -
             Depreciation and amortization                                      28,107      33,383      36,246
             Tax benefit from stock options                                          -         512         383
             Deferred income taxes                                               3,422      (5,253)     (2,640)
             Equity in earnings of investees                                       146         666         (22)
             Minority interest                                                     458           -           -
             Restructuring and impairment charges                                    -       6,608       9,292
             Gain on sale of long-term investment                                    -           -      (1,981)
     Changes in operating assets and liabilities, net of
        effect of business acquisitions:
              Accounts receivable                                               (9,336)      5,716      (3,828)
              Inventories                                                        3,523      (5,228)     35,592
              Prepaid and other                                                    996        (630)      5,703
              Deposits and other assets                                         (2,339)     (4,676)     (3,812)
              Accounts payable                                                  (5,192)     (5,314)     (5,733)
              Accrued expenses                                                   2,712      (1,895)     (4,367)
              Other liabilities                                                      -           -       1,701
              Income taxes                                                       4,528       8,099     (10,960)
--------------------------------------------------------------------------------------------------------------
                   Total adjustments                                            27,025      33,141      55,574
--------------------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                   119,414     112,703     123,580
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of property, plant and equipment                                 (47,740)    (25,322)    (11,901)
    Purchases of long-term investments                                               -      (9,753)          -
    Proceeds from sale of long-term investments                                    609         124      11,734
    Purchase of businesses, net of cash acquired                               (59,422)       (447)    (61,735)
--------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                      (106,553)    (35,398)    (61,902)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                         504       2,620         585
    Purchases of treasury stock                                                (29,951)    (26,780)     (5,991)
    Borrowings from bank line of credit                                        385,902      44,259      61,634
    Repayments on bank line of credit                                         (400,497)    (22,553)    (75,685)
    Proceeds from issuance of long-term debt                                   149,000           -       4,791
    Repayments on long-term debt                                               (90,343)    (18,363)          -
    Dividends paid                                                                   -      (9,499)     (9,415)
--------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) financing activities          14,615     (30,316)    (24,081)
--------------------------------------------------------------------------------------------------------------
                   Net increase in cash and cash equivalents                    27,476      46,989      37,597
Cash and cash equivalents at beginning of year                                  18,571      46,047      93,036
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $  46,047   $  93,036   $ 130,633
==============================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                                            $  11,463   $  16,695   $  17,237
         Income taxes, net of refunds                                           49,937      46,621      43,635

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blyth, Inc. and its direct and indirect subsidiaries, (the "Company"). All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday nearest to January 31. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the financial statements involving significant estimates include inventory reserves, bad debt reserves, chargeback reserves and impairment charges.

CREDIT CONCENTRATION

The Company's credit sales are principally to department and gift stores, mass merchandisers and distributors that purchase the Company's products for resale. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company makes provisions for estimated credit losses.

FOREIGN CURRENCY TRANSLATION

The Company's international subsidiaries use their local currency as their functional currency. Therefore all balance sheet accounts of international subsidiaries are translated into US dollars at the year-end rate of exchange, and statement of earnings items are translated at the weighted average exchange rates for the period. Resulting translation adjustments are included in accumulated other comprehensive income(loss). Gains and losses on foreign currency transactions, which are included in income, were not material.

RECLASSIFICATIONS

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

INVESTMENTS

The Company makes investments from time to time in the ordinary course of its business which may include selected assets and product lines, long-term investments and/or joint ventures that either complement or expand its existing business. The equity method of accounting is used to account for investments in common stock where the Company has the ability to exercise significant influence over the operating and financial policies of the investee.

DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Effective February 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 133 (SFAS 133), "Accounting for Derivative and Hedging Activities" and its corresponding amendment under SFAS
138. These statements establish the accounting and reporting standards for derivative instruments and hedging activities and require that all derivative instruments be recorded on the balance sheet at fair

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS (CONTINUED)

value. The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes. The adoption of SFAS 133 and 138 did not have a material impact on our results of operations.

The Company has designated its forward exchange contracts on Canadian intercompany purchases and forecasted future purchase commitments as cash flow hedges, and as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income(loss) ("OCI") until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for machinery and equipment and inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Approximately $107,000 of derivative gains are included in accumulated OCI at January 31, 2002, and are expected to be transferred into earnings within the next twelve months.

The Company has designated its foreign currency forward contracts related to intercompany loans as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans, which they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include accounts receivable, accounts payable, short-term and long-term debt. Management believes the carrying value of these items approximates their estimated fair values, except for long-term debt, as discussed in Note 8 to the Consolidated Financial Statements.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The elements of cost are material, labor and overhead.

SHIPPING AND HANDLING

The Company classifies shipping and handling fees billed to customers in revenue and shipping and handling costs are classified as cost of goods sold.

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

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED

The excess of costs of acquisitions over the fair value of identifiable net assets acquired less liabilities assumed ("goodwill") is being amortized on a straight-line basis over the estimated lives ranging from 15-40 years. On an ongoing basis, management reviews the valuation of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related businesses. Amortization of goodwill will cease on February 1, 2002, upon adoption of the new goodwill rules under SFAS 142 as described in Note 2.

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from operating activities involving the asset, or group of assets to the carrying value. The amount of any resulting impairment will be calculated using the present value of the same cash flows. Long-lived assets to be disposed of are valued at the lower of carrying amount or net realizable value.

COMPREHENSIVE INCOME

Comprehensive income(loss) includes net income(loss) and other comprehensive income(loss). Other comprehensive income(loss) is classified separately into foreign currency items, unrealized gains and losses on certain investments in debt and equity securities and the net gains and losses on cash flow hedging instruments. The Company reports, by major components and as a single total, the change in comprehensive income(loss) during the period as part of the Consolidated Statements of Stockholders' Equity.

INCOME TAXES

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

REVENUE RECOGNITION

Revenues consist of sales to customers, net of returns and allowances. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements, volume incentives and other promotions. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or other

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reasons that become known subsequent to recognizing the revenue. The Company receives payment in advance of product shipments primarily related to our direct selling channel, which is recorded as deferred revenue. Upon delivery of the product shipments the related deferred revenue is reclassified to revenue. Some of the Company's business units offer seasonal dating programs whereby customers that qualify for the programs are offered extended payment terms for seasonal product shipments. Prior to fiscal 2001, the Company recognized revenue upon shipment. For the fiscal year ended January 31, 2001, the Company adopted the newly-effective Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". As a result of adopting SAB 101, the Company changed its revenue recognition policy to recognize revenue upon delivery, when both title and risk of loss are transferred to the customer. In accordance with the provisions of SAB 101, the Company recorded a one-time charge in fiscal 2001 of $1.2 million, net of tax, which is reflected as a cumulative effect of an accounting change in the Consolidated Statement of Earnings. This one-time charge had an effect equal to $.02 Diluted Earnings Per Share. The change in accounting method would not have had a material effect on the Consolidated Statements of Earnings in fiscal 2000 or 1999 if adopted in these periods.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share are computed based upon the weighted average number of shares outstanding during the period, which includes outstanding options for common stock, when dilutive.

NOTE 2: ACCOUNTING CHANGES

In February 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF No. 00-22 addresses a vendor's accounting for an offer to a customer (reseller or end-consumer) to rebate or refund a specified amount of cash that is redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. EITF No. 00-22 became effective in the second quarter of fiscal 2002 and did not have an effect on net earnings of the Company.

In April 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue requires the classification of certain advertising program incentives, paid to the Company's customers, as a reduction of sales. EITF 00-25 becomes effective for annual or interim periods beginning after December 15, 2001.

In May 2000, the EITF issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition, measurement and statement of earnings classification of various sales incentives such as discounts, coupons, rebates and free products. EITF 00-14 becomes effective for annual or interim periods beginning after December 15, 2001.

In November 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Although there is no impact on net earnings these changes will result in the reclassification of certain sales promotion expenses in our Consolidated Statements of Earnings. The approximate effect of these reclassifications on fiscal 2002 will be to lower gross margin as a percent of sales by 1.0 point, lower selling expense as a percent of sales by 1.0 point, and increase operating income as a percent of sales by 0.1 point.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: ACCOUNTING CHANGES (CONTINUED)

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill and indefinite-lived intangibles, and requires goodwill and indefinite-lived assets to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. New disclosures are required for goodwill and other intangible assets including information about the changes in carrying amounts from period to period. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. The Company is in the process of reviewing the goodwill on the balance sheet at January 31, 2002 for possible impairment under the rules set forth in SFAS No. 142. If there is any impairment of goodwill, it will be included in the first quarter results of fiscal 2003 as a cumulative effect of an accounting change.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment of long-lived assets. We do not expect that implementation of this standard will have a significant impact on our financial statements.

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

In May 1999, the Company acquired the remaining 50% interest in Colony Gift Corporation, Limited. ("Colony") for approximately $10.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $7.2 million and is being amortized over 15 years.

In January 2000, the Company acquired the net assets of Impact Plastics Advertising, Inc., a seasonal decorative products company, as a product line extension of Jeanmarie Creations, Inc., for approximately $19.8 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $13.3 million and is being amortized over 20 years

On April 11, 2001, the Company acquired Midwest of Cannon Falls, Inc., a leading creative expressions company in the decorative products and giftware industry for approximately $61.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million and is being amortized over 20 years.

Amortization of goodwill will cease on February 1, 2002, upon adoption of the new goodwill rules under SFAS 142 as described in Note 2.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: UNUSUAL CHARGES

During the fourth quarter of fiscal 2002, the Company recorded restructuring and impairment charges of approximately $14.1 million pre-tax. The following summarizes the components of these charges:

The Company recorded a charge of approximately $7.3 million pre-tax related to the closure of the Company's 62nd Street Chicago facility effected to address overall manufacturing over-capacity. This charge includes asset impairments of facilities and equipment totaling $6.7 million and severance payments to employees of $0.6 million.

Charges of $5.2 million pre-tax were recorded relating primarily to other rationalization within Blyth's North American consumer wholesale businesses and include severance payments following several changes in management of $2.0 million, lease write-offs of $1.6 million and asset impairments of $1.6 million.

The remainder of the fourth quarter charges of approximately $1.6 million were associated with the Company's European activities, including an asset impairment charge of $1.0 million on property held for sale at one of our Gies Group units and redundancy payments made to employees and lease exit costs at our Colony Group in the UK.

Of the amounts recorded as restructuring charges during fiscal 2002, approximately $3.2 million of accrued liabilities are included in the Consolidated Balance Sheet at January 31, 2002, of which $1.5 million relates to lease obligations and $1.7 million relates to severance costs.

Fiscal 2002 results also include $5.0 million in cost of sales charges in the fourth quarter, reflecting the impact of marketplace conditions on the realizable value of obsolete inventory.

In addition to the fourth quarter charges the Company recorded a $6.3 million pre-tax unusual charge to cost of sales in the second quarter of fiscal 2002 relating to the revaluation of US mass market inventory, due in large part to the Wal-Mart change to a private label candle program.

During the fourth quarter of fiscal 2001, the Company recorded restructuring and impairment charges of approximately $7.7 million pre-tax. The following summarizes the components of these charges:

Pre-tax expenses associated with the restructuring of the Company's European activities, including $0.5 million of asset write-offs and $0.7 million in severance payments made to employees, were incurred in (a) its Fragrant Memories and Eclipse Candles units (part of the Colony Group), (b) its Nordic and Becker units (part of the Gies Group), and (c) Wax Lyrical, its UK-based specialty retailer. The Company had evaluated its European consumer activities and closed or vacated four production and warehousing facilities in order to reposition these units more effectively for growth and profitability in fiscal 2002.

The Company, for strategic reasons, chose to exit certain lower margin product lines, including the religious and citronella product lines. Expenses associated with this activity included $0.7 million in asset write-offs and $0.2 million in severance payments made to employees.

The restructuring of the Company's US consumer wholesale organizations began in early fiscal 2001 and concluded late in the second quarter of fiscal 2001. This initiative included the consolidation of several facilities to improve customer service, increase margins and enhance future profitability. The associated actions resulted in one-time charges, including the write-off of lease obligations of $1.2 million, severance payments made of $0.2 million and equipment write-offs of $0.2 million.

The Company also recorded a non-cash impairment charge of approximately $4.0 million related to Wax Lyrical, its specialty retailer in the Candles and Home Fragrance segment, for a write-off of goodwill of approximately $3.0 million and a write-down of fixed assets of approximately $1.0 million. The impairment charge was calculated by comparing the present value of the expected cash flows associated with these assets to the carrying value of the assets.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: UNUSUAL CHARGES (CONTINUED)

Of the above amounts recorded as restructuring charges during fourth quarter of fiscal 2001, approximately $1.4 million of accrued liabilities was included in the Consolidated Balance Sheet at January 31, 2001, relating entirely to lease obligations. As of January 31, 2002, none of the $1.4 million of fiscal 2001 restructuring charges remained on the balance sheet. Approximately $0.7 million was paid while the remaining $0.7 million was reversed to income due to a favorable lease settlement.

In addition to these restructuring and impairment charges, the fiscal 2001 initiatives described above entailed $9.0 million in adjustments to the carrying values of inventory which were charged to cost of sales in the fourth quarter of fiscal 2001.

The fourth quarter and full year results for fiscal 2001 also included $2.3 million of unexpected bad debt expenses associated with customer bankruptcy filings by Home Place (formerly Waccamaw Pottery), Bradlees, Montgomery Ward, Frank's Nursery and Spoils, a UK retailer.

NOTE 5: INVENTORIES

The major components of inventories are as follows (in thousands):

                                                            2001         2002
================================================================================
Raw materials                                            $   40,943   $   35,142
Work in process                                               2,747        1,994
Finished goods                                              157,396      144,704
--------------------------------------------------------------------------------
                                                         $  201,086   $  181,840
================================================================================

NOTE 6: ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                               2001        2002
================================================================================
Compensation and certain benefits                        $   17,651   $   20,398
Deferred revenue                                              5,282        6,348
Promotional expenses                                          7,115        8,271
Taxes, other than income                                      9,698        7,471
Interest payable                                              4,148        4,387
Other                                                         3,626        3,805
--------------------------------------------------------------------------------
                                                         $   47,520   $   50,680
================================================================================

NOTE 7: BANK LINES OF CREDIT

As of January 31, 2002, Blyth, Inc. had a total of $35.0 million available under uncommitted bank lines of credit. Amounts outstanding under the lines of credit bear interest at short-term fixed rates. No amounts were outstanding under the uncommitted lines of credit at January 31, 2002.

As of December 31, 2001, the Company's subsidiary, the Gies Group had available lines of credit of approximately $32.8 million on which borrowings of approximately $0.8 million were outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 4.19% at December 31, 2001. The lines of credit are renewed annually.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: BANK LINES OF CREDIT (CONTINUED)

Colony, another subsidiary, has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2002, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to approximately $22.0 million, collateralized by certain of Colony's assets. As of December 31, 2001, Colony had borrowings outstanding under the credit facility of approximately $12.4 million, at a weighted average interest rate of 4.83%.

NOTE 8: LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                               2001         2002
================================================================================
7.54% Senior Notes                                       $   17,857   $   14,286
7.90% Senior Notes                                          149,134      149,234
Credit facilities                                             4,990       11,330
Other                                                           709        3,625
--------------------------------------------------------------------------------
                                                            172,690      178,475
Less current maturities                                      (5,374)     (18,245)
--------------------------------------------------------------------------------
                                                         $  167,316   $  160,230
================================================================================


In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005. Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth. At January 31, 2002, the Company was in compliance with such covenants. Payment on the notes commenced in June 1999 and annual installments of principal and interest are required through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.0 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens of principal property or stock issued to collateralize debt. At January 31, 2002, the Company was in compliance with such covenants. Interest is payable semi-annually on April 1 and October 1. The proceeds of the offering were used to repay substantially all of the Company's outstanding debt under its revolving and uncommitted lines of credit in the United States. On March 1, 2002, the Company entered into an interest rate swap contract which matures on October 1, 2009, in relation to $50.0 million of our outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six month LIBOR rate plus 2.65% (4.7% at March 1, 2002), with interest payable semi-annually on April 1 and October 1.

Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million. The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (4.75% at January 31, 2002) or at the eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio. At January 31, 2002, $14.6 million (including $3.3 million of outstanding letters of credit) was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At January 31, 2002, the Company was in compliance with such covenants. Borrowings under the Credit Facility are classified as current liabilities on the balance sheet at January 31, 2002, since the maturity date falls within the next twelve months. The Company is currently in the process of establishing new revolving credit facility and expects to do so prior to the maturity date of the current Credit Facility.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LONG-TERM DEBT (CONTINUED)

At December 31, 2001, Gies Group had various long-term debt agreements in multiple European currencies maturing in December of 2002. The total amount outstanding as of December 31, 2001 under the loan agreements was approximately $2.7 million at an interest rate of 5.0%, of which all relate to current maturities. The loans are collateralized by certain of Gies' real estate.

Maturities under debt obligations are as follows (in thousands):

================================================================================
For the years ending January 31,
2003                                                                  $   18,245
2004                                                                       3,823
2005                                                                       3,600
2006                                                                       3,573
Thereafter                                                               149,234
--------------------------------------------------------------------------------
                                                                      $  178,475
================================================================================

The estimated fair value of the Company's $178.5 million and $172.7 million total long-term debt (including current portion) at January 31, 2002 and 2001 was approximately $189.4 million and $172.7 million, respectively. The fair value is determined by quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

NOTE 9: EMPLOYEE BENEFIT PLANS

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees. Contributions to all such plans are principally at the Company's discretion. The Gies Group contributes to a Swedish government sponsored retirement system, which provides retirement benefits to certain of its employees. One of the Company's subsidiaries has a supplemental employee retirement plan agreement, which covers certain key executives. The Company has a supplemental pension benefit agreement with one of its key executives. Benefits pursuant to the agreement will be provided by a purchased annuity insurance policy. Total expense related to all plans for the years ended January 31, 2000, 2001 and 2002 was $3.0 million, $3.5 million and $3.8 million, respectively.

NOTE 10: COMMITMENTS

The Company utilizes operating leases for a portion of its facilities and equipment. Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating leases are as follows (in thousands):

================================================================================
For the years ending January 31,
2003                                                                  $   20,619
2004                                                                      18,399
2005                                                                      16,427
2006                                                                      14,509
2007                                                                      13,211
Thereafter                                                                39,539
--------------------------------------------------------------------------------
      Total minimum payments required                                 $  122,704
================================================================================

Rent expense for the years ended January 31, 2000, 2001 and 2002 was $14.6 million, $19.6 million and $21.6 million, respectively.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

Earnings before provision for income taxes (in thousands):

                                                   2000        2001        2002
================================================================================
  United States                                $ 132,042   $ 114,956   $  90,609
  Foreign                                         18,348      15,734      17,680
--------------------------------------------------------------------------------
                                               $ 150,390   $ 130,690   $ 108,289
================================================================================

Income tax expense consists of the following (in thousands):

                                                  2000        2001        2002
================================================================================
Current  income tax expense:
  Federal                                      $  41,062   $  42,153   $  33,475
  State                                            7,545       7,552       4,298
  Foreign                                          5,514       5,523       5,150
--------------------------------------------------------------------------------
                                                  54,121      55,228      42,923
--------------------------------------------------------------------------------
Deferred income tax expense (benefit):
  Federal                                          3,485      (3,060)     (2,000)
  State                                              615        (540)       (300)
  Foreign                                           (678)     (1,653)       (340)
--------------------------------------------------------------------------------
                                                   3,422      (5,253)     (2,640)
--------------------------------------------------------------------------------
                                               $  57,543   $  49,975   $  40,283
================================================================================

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              2001        2002
================================================================================
Current deferred tax assets:
  Accrued expenses and other                               $       8   $     973
  Allowance for doubtful receivables                             320       1,482
  Employee benefit plans                                         740       2,068
  Inventory reserves                                           4,480       7,486
  Net operating loss and other tax credit carryforwards        2,630       5,118
  Restructuring reserves                                       1,360       3,091
  Valuation allowance                                         (1,730)     (1,841)
--------------------------------------------------------------------------------
                                                           $   7,808   $  18,377
================================================================================
Non-current deferred tax liabilities:
  Depreciation                                             $ (24,552)  $ (23,066)
================================================================================

The valuation allowance relates principally to certain non-US tax loss carryforwards, as the Company believes that due to various limitations in these foreign jurisdictions, it is more likely than not that such benefits will not be realized.

As of January 31, 2002, undistributed earnings of foreign subsidiaries considered permanently invested for which deferred income taxes have not been provided were approximately $19.1 million.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows (in thousands):

                                                  2000        2001       2002
================================================================================
Tax provision at statutory rate                $  52,635   $  45,741   $  37,901
Tax effect of:
   State income taxes, net of federal benefit      4,656       4,910       2,599
   Other, net                                        252        (676)       (217)
--------------------------------------------------------------------------------
                                               $  57,543   $  49,975   $  40,283
================================================================================

NOTE 12: EMPLOYEE STOCK OPTION PLANS

At January 31, 2002, the Company had two stock-based compensation plans, which are described below.

The Company accounts for stock-based compensation under the intrinsic value based method of accounting, whereby no compensation expense is recorded for stock options issued to employees unless the option price is below market at the time options are granted. The following pro forma net earnings and net earnings per common share data are presented for informational purposes only and have been computed using the fair value method of accounting for stock-based compensation:

(In thousands, except per share data)            2000         2001        2002
================================================================================
Net earnings:
   As reported                                 $  92,389   $  79,562   $  68,006
   Pro forma                                      92,024      78,390      66,926
Net earnings per common share:
   As reported:
     Basic                                     $    1.91   $    1.67   $    1.45
     Diluted                                        1.89        1.66        1.44
   Pro forma:
     Basic                                     $    1.90   $    1.65   $    1.42
     Diluted                                        1.89        1.64        1.42
================================================================================

The fair value of each option is estimated on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002, respectively: expected volatility was 43.3% for 2000, 44.2% for 2001 and 39.5% for 2002; risk-free interest rates at 4.89% to 6.63% for 2000, 5.11% to 6.70% for 2001 and 4.17% to
5.33% for 2002; expected life of 7 years for all years and an expected dividend yield of .94%.

The Company has adopted the Amended and Restated 1994 Employee Stock Option Plan (the "Employee Option Plan"), which provides for the grant to officers and employees of both "incentive stock options" and stock options that are non-qualified for Federal income tax purposes. The total number of shares of common stock for which options may be granted pursuant to the Employee Option Plan shall not exceed the sum of 2,880,000 shares plus an additional number of shares, which are to be added on February 1, 2001, and each anniversary thereof during the term of Employee Option Plan, equal to the lesser of (x) 0.75% of the total outstanding shares of common stock of the Company on the applicable anniversary date and (y) 600,000 shares.

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

The Company has also adopted the 1994 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). A total of 120,000 shares of common stock may be issued through the exercise of options granted pursuant to the Non-Employee Director Plan. On April 4, 2002, subject to shareholder approval, the Board of Directors approved an increase of 150,000 shares to the total number of shares available for grant. No option may be granted under the Non-Employee Director Plan after May 18, 2004.

Each non-employee director who is elected to office for the first time after March 1, 1994 will, upon such date, automatically be granted an option to acquire 3,000 shares of common stock. Each non-employee director who is in office on November 15 of any year thereafter will, on the immediately succeeding January 1, automatically be granted an option to acquire 1,500 shares of common Stock. On April 4, 2002, subject to shareholder approval, the Board of Directors approved a revision to the Non-Employee Director Plan whereby each non-employee director who is elected to office for the first time will, upon such date, automatically be granted an option to acquire 10,000 shares of common stock ("Initial Grant"). Each non-employee director who is in office with at least six months of service receives, on the date of the Annual Meeting of Shareholders of Blyth beginning in June 2003 and thereafter, an option to acquire 5,000 shares of common stock ("Annual Grant"). The price of shares that may be purchased upon exercise of an option is the fair market value of the common stock on the date of grant.

Options granted pursuant to the Non-Employee Director Plan become exercisable in full on the first anniversary of the date of the grant. On April 4, 2002, subject to shareholder approval, the Board of Directors approved a revision to the vesting, as follows: Initial Grant vests over a two year period at the rate of 50% on each anniversary of the date of grant; Annual Grant vests in full the sooner of (x) the first anniversary of the date of the grant or (y) the date of the next Annual Meeting of Shareholders of Blyth.

Transactions involving stock options are summarized as follows:

                                                       OPTION   WEIGHTED AVERAGE
                                                       SHARES     EXERCISE PRICE
--------------------------------------------------------------------------------
Outstanding at January 31, 1999                     1,231,708   $          20.55
    Options granted                                   432,000              26.34
    Options exercised                                 (45,535)             11.11
    Options cancelled                                 (47,156)             23.90
--------------------------------------------------------------------------------
Outstanding at January 31, 2000                     1,571,017              22.32
    Options granted                                   568,500              24.95
    Options exercised                                (185,567)             14.12
    Options cancelled                                (120,500)             26.13
--------------------------------------------------------------------------------
Outstanding at January 31, 2001                     1,833,450              23.72
    Options granted                                   504,000              22.71
    Options exercised                                 (78,200)              7.49
    Options cancelled                                (349,199)             31.85
--------------------------------------------------------------------------------
Outstanding at January 31, 2002                     1,910,051   $          22.63
--------------------------------------------------------------------------------

At January 31, 2000, 2001 and 2002, options to purchase 668,417, 694,749 and 764,351 shares, respectively, were exercisable.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: EMPLOYEE STOCK OPTION PLANS (CONTINUED)

Options outstanding and exercisable as of January 31, 2002, by price range:

                                     OUTSTANDING                              EXERCISABLE
                    -----------------------------------------------   --------------------------
                                WEIGHTED AVERAGE
         RANGE OF                      REMAINING   WEIGHTED AVERAGE             WEIGHTED AVERAGE
   EXERCISE PRICE      SHARES   CONTRACTUAL LIFE     EXERCISE PRICE    SHARES     EXERCISE PRICE
-----------------   ---------   ----------------   ----------------   -------   ----------------
  $  3.60 - 14.40     181,350         2.75            $        8.93   181,350      $        8.86
    14.40 - 25.20     982,801         7.91                    22.88   301,001              22.93
    25.20 - 36.00     745,900         6.93                    27.75   282,000              28.60
                    ---------                                         -------
                    1,910,051                                         764,351
------------------------------------------------------------------------------------------------

The weighted average fair value of options granted during the years ended January 31, 2000, 2001 and 2002 was $14.46, $12.91 and $10.40, respectively

NOTE 13: SEGMENT INFORMATION

The Company operates in two business segments - the Candles and Home Fragrance segment and the Creative Expressions and Foodservice segment (formerly, Non-Fragranced Products). The Company's reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. The Company has operations outside of the United States and sells its products in the Candles and Home Fragrance segment worldwide. The majority of sales in the Creative Expressions and Foodservice segment are domestically based.

The CANDLES AND HOME FRAGRANCE segment designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products and markets a broad range of complementary candle accessories. These products are sold direct to the consumer under the PartyLite -Registered Trademark- brand, to retailers in the mid-tier and premium retail channels, under the Colonial Candle of Cape Cod -Registered Trademark-, Kate's -TM- and Carolina -Registered Trademark- brands, and in the mass retail channel under the Ambria -TM-, Florasense -Registered Trademark- and FilterMate -Registered Trademark- brands. In Europe, products are sold under the Gies -Registered Trademark-, Liljeholmens -Registered Trademark-, Colony -Registered Trademark-(2), (3), Carolina Design -Registered Trademark- and Wax Lyrical -Registered Trademark-(2), brands. These brands are either registered on the Community Trademark Register or in one of the member countries in the European Union.

The CREATIVE EXPRESSIONS AND FOODSERVICE segment designs, manufactures or sources and markets a broad range of complementary specialty products for the consumer market, including seasonal and home decor products under the Midwest of Cannon Falls -Registered Trademark- and JMC Impact -TM- brand names, paper-related products under the Jeanmarie -Registered Trademark- brand, and tabletop illumination products and portable heating fuel products for the hotel, restaurant and catering trade, under the Ambria -TM-, Sterno -Registered Trademark- and HandyFuel -Registered Trademark- brand names.

Earnings in both segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other income (expense) includes interest expense, interest income and equity in earnings of investees which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Other identifiable assets includes corporate long-term investments, deferred income taxes and deferred bond costs which are not allocated to the business segments.

The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets, goodwill and long-term investments) based on physical location.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: SEGMENT INFORMATION (CONTINUED)

OPERATING SEGMENT INFORMATION

Year ended January 31, (In thousands)

==============================================================================================
                                                           2000          2001          2002
                                                       ---------------------------------------
NET SALES
   Candles and Home Fragrance                          $ 1,053,430   $ 1,063,396   $   999,178
   Creative Expressions and Foodservice                     96,564       133,801       199,364
                                                       ---------------------------------------
 TOTAL                                                 $ 1,149,994   $ 1,197,197   $ 1,198,542

 EARNINGS
   Candles and Home Fragrance (1), (2)                 $   153,800   $   129,046   $   103,381
   Creative Expressions and Foodservice (1), (2)            10,201        16,198        17,276
                                                       ---------------------------------------
                                                           164,001       145,244       120,657
   Other income (expense)                                  (13,611)      (14,554)      (12,368)
                                                       ---------------------------------------
 EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE         $   150,390   $   130,690   $   108,289

 IDENTIFIABLE ASSETS
   Candles and Home Fragrance                          $   583,183   $   612,488   $   602,435
   Creative Expressions and Foodservice                    113,493       118,322       160,813
   Other                                                    16,420        32,660        31,064
                                                       ---------------------------------------
 TOTAL                                                 $   713,096   $   763,470   $   794,312

 CAPITAL EXPENDITURES
   Candles and Home Fragrance                          $    46,401   $    23,275   $     9,874
   Creative Expressions and Foodservice                      1,339         2,047         2,027
                                                       ---------------------------------------
 TOTAL                                                 $    47,740   $    25,322   $    11,901

 DEPRECIATION AND AMORTIZATION
   Candles and Home Fragrance                          $    24,833   $    28,949   $    29,540
   Creative Expressions and Foodservice                      3,274         4,434         6,706
                                                       ---------------------------------------
 TOTAL                                                 $    28,107   $    33,383   $    36,246

 GEOGRAPHIC INFORMATION
 NET SALES
   United States                                       $   849,704   $   891,996   $   884,703
   International                                           300,290       305,201       313,839
                                                       ---------------------------------------
 TOTAL                                                 $ 1,149,994   $ 1,197,197   $ 1,198,542

 LONG-LIVED ASSETS
   United States                                       $   289,480   $   294,383   $   285,364
   International                                            96,679         85,706       72,426
                                                       ---------------------------------------
 TOTAL                                                 $   386,159   $   380,089   $   357,790

 (1) 2001 Candles and Home Fragrance includes restructuring and impairment charges of approximately $7.7 million, unusual inventory revaluation charges of $9.0 million and unexpected bad debt expenses of approximately $2.3 million (See Note 4 to the Consolidated Financial Statements).

 (2) 2002 Candles and Home Fragrance includes restructuring and impairment charges of approximately $13.4 million and inventory revaluation charges of $11.3 million, and Creative Expressions and Foodservice includes restructuring and impairment charges of approximately $0.7 million (See
     Note 4 to the Consolidated Financial Statements).

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: STOCK REPURCHASE PLAN

On April 4, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 additional shares of its common stock bringing the total authorization to 6,000,000 shares. During fiscal 2002, a total of 274,100 shares were repurchased for a total cost of approximately $6.0 million. Since January 31, 2002, the Company has purchased an additional 638,700 shares on the open market for a total cost of $13.7 million. As of March 31, 2002, the Company had cumulatively purchased on the open market 3,269,600 common shares for a total cost of approximately $76.6 million. The acquired shares are held as common stock in treasury at cost.

NOTE 15: EARNINGS PER SHARE

The following table presents the components of basic and diluted net earnings per common share (in thousands):

                                                           2000          2001          2002
==============================================================================================
Net earnings                                           $    92,389   $    79,562   $    68,006
==============================================================================================
Weighted average number of common shares outstanding:
         Basic                                              48,471        47,629        47,056
         Dilutive effective of stock options                   347           273           149
----------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
         Diluted                                            48,818        47,902        47,205
==============================================================================================

As of January 31, 2000, 2001 and 2002, options to purchase 78,321, 90,886 and 236,529 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

                          BLYTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for the years ended January 31 is as follows:

                                                                       2001 QUARTER ENDED
                                                     --------------------------------------------------------------------
                                                                    (In thousands, except per share data)
                                                        APRIL 30          JULY 31         OCTOBER 31        JANUARY 31
-------------------------------------------------------------------------------------------------------------------------
Net sales                                            $      291,368   $       248,688   $      324,430   $        332,711
Gross profit                                                158,479           132,203          166,906            168,137

Earnings before cummulative effect
  of accounting change                                       20,882            18,712           29,934             11,187
Cummulative effect of accounting
  change, net of taxes of $716                               (1,153)
                                                     --------------------------------------------------------------------
Net earnings                                                 19,729            18,712           29,934             11,187
Net earnings per common and
  common equivalent share:
   Basic(1)
     Net earnings before cumulative
       effect of accounting change                   $         0.44   $          0.39   $         0.63   $           0.24
     Cumulative effect of
       accounting change                                      (0.02)                -                -                  -
                                                     --------------------------------------------------------------------
                                                     $         0.41   $          0.39   $         0.63   $           0.24
   Diluted(1)
     Net earnings before cumulative
       effect of accounting change                   $         0.43   $          0.39   $         0.63   $           0.24
     Cumulative effect of
       accounting change                                      (0.02)                -                -                  -
                                                     --------------------------------------------------------------------
                                                     $         0.41   $          0.39   $         0.63   $           0.24

=========================================================================================================================

                                                                             2002 QUARTER ENDED
                                                     --------------------------------------------------------------------
                                                                    (In thousands, except per share data)
                                                        APRIL 30          JULY 31         OCTOBER 31        JANUARY 31
-------------------------------------------------------------------------------------------------------------------------
Net sales                                            $      261,153   $       249,685   $      319,151   $        368,553
Gross profit                                                138,657           124,703          161,647            182,081
Net earnings                                                 15,674            12,880           25,871             13,581
Net earnings per common and
  common equivalent share:
     Basic(1)                                        $         0.33   $          0.27   $         0.55   $           0.29
     Diluted                                                   0.33              0.27             0.55               0.29
=========================================================================================================================

 (1) The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Items 10 through 13 is included in the Company's proxy statement dated May 1, 2002 on pages 3 through 13.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1).  FINANCIAL STATEMENTS

   The following consolidated financial statements are contained on the indicated pages of this report:

                                                                       PAGE NO.
                                                                       --------
         Report of Independent Accountants............................    29

         Statements:

              Consolidated Balance Sheets.............................    30
              Consolidated Statements of Earnings.....................    31
              Consolidated Statements of Stockholders' Equity.........    32
              Consolidated Statements of Cash Flows...................    33
              Notes to Consolidated Financial Statements..............    34-49

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

     (a)(3).  EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
      3.1*        Restated Certificate of Incorporation of the Registrant
      3.2*        Restated By-laws of the Registrant
      4.1+        Amended and Restated 1994 Employee Stock Option Plan of the
                  Registrant (incorporated by reference to Exhibit 4.1 to the
                  Registrant's Report on Form 8-K filed April 17, 2000)
      4.2+        Form of Nontransferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of
                  the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
      4.3+        Form of Nontransferable Non-Qualified Stock Option Agreement
                  under the Amended and Restated 1994 Employee Stock Option Plan
                  of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
      4.4+        Amended and Restated 1994 Stock Option Plan for Non-Employee
                  Directors of the Registrant (incorporated by reference to
                  Exhibit 4.1 to the Registrant's Report on Form 8-K filed April
                  19, 2002)
      4.5*+       Form of Stock Option Agreement under the 1994 Stock Option
                  Plan for Non-Employee Directors of the Registrant
      4.6(a)      Form of Indenture, dated as of May 20, 1999, between the
                  Registrant and First Union National Bank, as Trustee
                  (incorporated by reference to the Registrant's Registration
                  Statement on Form S-3 (Reg. No. 333-77721) filed on May 4,
                  1999)
      4.6(b)      Form of First Supplemental Indenture dated as of September 29,
                  1999 between the Registrant and First Union National Bank,
                  Trustee (incorporated by reference to Exhibit 4.1 to the
                  Registrant's Current Report on Form 8-K filed on September 28,
                  1999)
      10.1        Credit Agreement, dated as of October 17, 1997, among the
                  Registrant, the Banks listed therein, Morgan Guaranty Trust
                  Company of New York, as documentation agent, and Bank of America National Trust and Savings Association, as administrative agent (incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
      10.1(a)     Amendment No. 1 dated as of May 13, 1999 to the Credit
                  Agreement (incorporated by reference to Exhibit 10.1(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001)
      10.1(b)     Amendment No. 2 dated as of September 14, 1999 to the Credit
                  Agreement (incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001)

      10.2        Note Purchase Agreement, dated July 7, 1995 (the "Note
                  Purchase Agreements"), relating to the 7.54% Senior Notes due
                  June 30, 2005, among Candle Corporation Worldwide, Inc.,
                  Candle Corporation of America, and PartyLite Gifts, Inc., as
                  Issuers, the Registrant, as guarantor, and the Purchasers
                  named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1995)
      10.2(a)     Fourth Amendment, dated as of October 17, 1997, to Note
                  Purchase Agreements (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                  fiscal quarter ended October 31, 1997)
      10.2(b)     Assumption Agreement, dated as of October 17, 1997, of Note
                  Purchase Agreements, among Candle Corporation Worldwide, Inc.,
                  Candle Corporation of America, and PartyLite Gifts, Inc., as
                  assignors, and the Registrant, as assignee (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report
                  on Form 10-Q for the fiscal quarter ended October 31, 1997)
      10.2(c)     Guaranty Agreement, dated as of October 17, 1997, by Candle
                  Corporation Worldwide, Inc. (incorporated by reference to
                  Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended October 31, 1997)
      10.2(d)     Form of 7.54% Senior Notes due June 30, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report
                  on Form 10-Q for the fiscal quarter ended October 31, 1997)
      10.2(e)     Fifth Amendment, dated as of May 17, 1999, to Note Purchase
                  Agreements (incorporated by reference to Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000)
      10.3*       Standard Form Industrial Lease dated April 22, 1993, between
                  Carol Point Builders I General Partnership and PartyLite
                  Gifts, Inc.
      10.3(a)     First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I
                  General Partnership, and PartyLite Gifts, Inc., to Standard
                  Form Industrial Lease dated April 22, 1993, between Carol
                  Point Builders I General Partnership and PartyLite Gifts, Inc.
                  (incorporated by reference to Exhibit 10.4(a) to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996)
      10.3(b)**   Second Amendment, dated August 4, 2000, between Carol Point
                  LLC, a Massachusetts limited liability company, as successor landlord to ERI-CP Inc., and PartyLite Gifts, Inc., to
                  Standard Form Industrial Lease dated April 22, 1993, between
                  Carol Point Builders I General Partnership and PartyLite
                  Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996)
      10.3(c)**   Third Amendment, dated February 28, 2001, between Carol Point
                  LLC, a Massachusetts limited liability company, as successor landlord to ERI-CP

                  Inc., and PartyLite Worldwide, Inc., as tenant, pursuant to Assignment and Assumption Agreement, dated January 31, 2001, between PartyLite Gifts, Inc. (assignor) and PartyLite Worldwide, Inc. (assignee), to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996)

      10.4        Lease Agreement, dated June 25, 1997, between Carol Stream I
                  Development Company, as landlord, PartyLite Gifts, Inc., as tenant, and the Registrant, as guarantor (incorporated by
                  reference to Exhibit 10.5 to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended January 31, 1998)
      10.4(a)**   First Amendment to Lease, dated February 1, 2001, between MP
                  437 Tower CS, Inc. by RREEF Management Company, as landlord, as successor to Carol Stream I Development Company, and
                  PartyLite Worldwide, Inc., as tenant, pursuant to Assignment and Assumption Agreement, dated January 31, 2001, between
                  PartyLite Gifts, Inc. (assignor) and PartyLite Worldwide, Inc.
                  (assignee)
      10.5*+      Form of Indemnity Agreement between the Registrant and each of its directors
      10.6+       Blyth Industries, Inc. Non-Qualified Deferred Compensation
                  Plan (incorporated by reference to Exhibit 4.1 to the
                  Registrant's Current Report on Form 8-K as filed on December
                  21, 1999)
      10.7+       Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by
                  reference to Exhibit 10.10 to the Registrant's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended October 31,
                  2000)
      10.8+       Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit A to the Employment Agreement filed as
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                  the fiscal year ended January 31, 2001)
      21.**       List of Subsidiaries
      23.**       Consent of PricewaterhouseCoopers LLP, independent accountants
      24.1**      Power of Attorney
      24.2**      Certified Resolutions of the Board of Directors of the
                  Registrant

    ----------
* Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.
**  Filed herewith.
+ Management contract or compensatory plan required to be filed by Item 14(c) of this report.

    (b) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 2002:

     Current Report on Form 8-K, filed December 3, 2001, attaching third quarter sales and earnings and comments on fourth quarter press releases.

     Current Report on Form 8-K, filed January 18, 2002, attaching increase in cash flow estimates press release.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2002                   BLYTH, INC.


                                    By: /s/ Robert B. Goergen
                                        -----------------------------------
                                    Name: Robert B. Goergen
                                    Title: Chairman, Chief Executive Officer and
                                    President

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

           Signature                                     Title                                   Date
           ---------                                     -----                                   ----
/s/ Robert B. Goergen                   Chairman, Chief Executive Officer and President;   May 1, 2002
---------------------------------       Director (Principal Executive Officer)
    Robert B. Goergen


/s/ Robert H. Barghaus                  Vice President and Chief Financial Officer         May 1, 2002
---------------------------------       (Principal Financial and Accounting Officer)
    Robert H. Barghaus


/s/ Roger A. Anderson                   Director                                           May 1, 2002
---------------------------------
    Roger A. Anderson


/s/ John W. Burkhart                    Director                                           May 1, 2002
---------------------------------
    John W. Burkhart


/s/ Pamela M. Goergen                   Director                                           May 1, 2002
---------------------------------
    Pamela M. Goergen


/s/ Neal I. Goldman                     Director                                           May 1, 2002
---------------------------------
    Neal I. Goldman


/s/ John E. Preschlack                  Director                                           May 1, 2002
---------------------------------
    John E. Preschlack


/s/ Howard E. Rose                      Director                                           May 1, 2002
---------------------------------
    Howard E. Rose


/s/ Frederick H. Stephens, Jr.          Director                                           May 1, 2002
---------------------------------
    Frederick H. Stephens, Jr.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Blyth, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2002, except for Notes 12 and 14, as to which the date is April 4, 2002, appearing in the 2002 Annual Report to Stockholders of Blyth, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                            /s/ PricewaterhouseCoopers LLP
                                            ------------------------------
                                            PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
March 12, 2002

                          BLYTH, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               For the years ended January 31 2000, 2001 and 2002
                                 (In thousands)

                                        BALANCE AT      CHARGED TO                      BALANCE AT
                                         BEGINNING       COSTS AND                          END OF
DESCRIPTION                             OF PERIOD        EXPENSES       DEDUCTIONS         PERIOD
---------------------------------------------------------------------------------------------------
2000
Allowance for doubtful accounts              1,404           2,060            1,310          2,154
Income tax valuation allowance                  18           1,762                -          1,780
Inventory reserves                               -           8,146            5,315          2,831

2001
Allowance for doubtful accounts              2,154           2,761            2,795          2,120
Income tax valuation allowance               1,780               -               50          1,730
Inventory reserves                           2,831          15,762            8,892          9,701

2002
Allowance for doubtful accounts              2,120           4,540            3,856          2,804
Income tax valuation allowance               1,730             111                -          1,841
Inventory reserves                           9,701          21,312           10,511         20,502