Form 10-Q
period 2002-04-30
BLYTH INC
filed 2002-06-14
CIK 921503

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 30, 2002

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
Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

46,348,041 Common Shares as of May 31, 2002

BLYTH, INC.

INDEX

Page
Form 10-Q Cover Page	1
Form 10-Q Index	2
Part I. Financial Information:
Item 1. Financial Statements:
Consolidated Balance Sheets	3
Consolidated Statements of Earnings	4
Consolidated Statements of Stockholders' Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7-11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 2. Changes in Securities	18
Item 3. Defaults upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18-20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	22

Part    I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2002	January 31, 2002
	(In thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,134	$130,633
Accounts receivable, less allowance for doubtful receivables of $2,659 and $2,804, respectively	75,261	83,781
Inventories	178,875	181,840
Prepaid and other	13,703	9,241
Deferred income taxes	20,939	18,377

Total current assets	443,912	423,872

Property, plant and equipment, at cost:
Less accumulated depreciation of $165,215 and $157,666, respectively	234,615	241,914
Other assets:
Investment	3,600	3,551
Excess of cost over fair value of assets acquired	104,314	112,325
Deposits and other assets	12,297	12,650

	120,211	128,526

Total assets	$798,738	$794,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$17,011	$13,226
Current maturities of long-term debt	18,609	18,245
Accounts payable	56,526	53,414
Accrued expenses	44,014	50,680
Dividend payable	5,098	—
Income taxes	8,040	3,082

Total current liabilities	149,298	138,647

Deferred income taxes	23,270	23,066
Long-term debt, less current maturities	159,561	160,230
Minority interest and other	5,565	4,306
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock—authorized 100,000,000 shares of $0.02 par value; issued and outstanding, 49,614,841 shares and 49,509,776 shares, respectively	992	990
Additional contributed capital	99,712	97,879
Retained earnings	456,729	449,038
Accumulated other comprehensive loss	(19,779)	(16,894)
Treasury stock, at cost, 3,269,600 shares and 2,630,900 shares, respectively	(76,610)	(62,950)

Total stockholders' equity	461,044	468,063

Total liabilities and stockholders' equity	$798,738	$794,312

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended April 30
	2002	2001
	(In thousands, except per share data)
Net sales	$277,896	$257,490
Cost of goods sold	132,888	122,984

Gross profit	145,008	134,506

Selling	88,407	81,400
Administrative	25,693	24,831
Amortization of goodwill	—	990

	114,100	107,221

Operating profit	30,908	27,285
Other expense (income):
Interest expense	3,823	4,026
Interest income and other	(441)	(2,184)
Equity in (earnings)loss of investee	(28)	485

	3,354	2,327

Earnings before income taxes and cumulative effect of change in accounting principle	27,554	24,958
Income tax expense	10,250	9,284

Earnings before cumulative effect of change in accounting principle	17,304	15,674
Cumulative effect of change in accounting principle, net of taxes of $2,887	(4,515)	—

Net earnings	$12,789	$15,674

Basic:
Earnings per common share before cumulative effect of change in accounting principle	$0.37	$0.33
Cumulative effect of change in accounting principle	(0.10)	—

	$0.28 (1)	$0.33
Weighted average number of shares outstanding	46,290	47,086

Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$0.37	$0.33
Cumulative effect of change in accounting principle	(0.10)	—

	$0.28 (1)	$0.33
Weighted average number of shares outstanding	46,474	47,264

(1)
Net earnings per share amounts for the three months ended April 30, 2002 do not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common stock				Treasury stock		Accumulated other comprehensive income (loss)
			Additional contributed capital	Retained earnings
	Shares	Amount			Shares	Amount		Total
	(In thousands, except share data)
For the three months ended April 30, 2001:
Balance, January 31, 2001	49,431,576	$989	$96,912	$390,447	(2,356,800)	$(56,959)	$(9,595)	$421,794
Net earnings for the period				15,674				15,674
Foreign currency translation adjustments							(4,608)	(4,608)
Unrealized holding gains on certain investments (net of tax of $140)							237	237
Net loss on cash flow hedging instruments (net of tax of $37)							(64)	(64)

Comprehensive income								11,239
Common stock issued in connection with exercise of stock options	16,800	—	166					166
Dividends declared		—		(4,707)				(4,707)
Treasury stock purchases	—				(26,800)	(612)		(612)

Balance, April 30, 2001	49,448,376	$989	$97,078	$401,414	(2,383,600)	$(57,571)	$(14,030)	$427,880

For the three months ended April 30, 2002:
Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the period				12,789				12,789
Foreign currency translation adjustments							(2,914)	(2,914)
Unrealized holding gains on certain investments (net of tax of $27)							44	44
Net loss on cash flow hedging instruments (net of tax of $9)							(15)	(15)

Comprehensive income								9,904
Common stock issued in connection with exercise of stock options	105,065	2	1,709					1,711
Tax benefit from stock options			124					124
Dividends declared				(5,098)				(5,098)
Treasury stock purchases					(638,700)	(13,660)		(13,660)

Balance, April 30, 2002	49,614,841	$992	$99,712	$456,729	(3,269,600)	$(76,610)	$(19,779)	$461,044

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended April 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net earnings	$12,789	$15,674
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	4,515	—
Depreciation and amortization	7,549	9,288
Tax benefit from stock options	124	—
Deferred income taxes	529	(46)
Equity in earnings of investees	(28)	485
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	8,520	(4,496)
Inventories	2,965	(7,260)
Prepaid and other	(4,462)	(953)
Deposits and other assets	378	(1,148)
Accounts payable	4,059	(7,962)
Accrued expenses	(6,666)	(10,603)
Other liabilities	708	714
Income taxes	4,958	(6,008)

Total adjustments	23,149	(27,989)

Net cash provided by (used in) operating activities	35,938	(12,315)

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(2,984)	(3,258)
Proceeds from sale of long-term investment	—	4,593
Purchase of businesses, net of cash acquired	(10)	(61,332)

Net cash used in investing activities	(2,994)	(59,997)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,711	166
Purchase of treasury stock	(13,660)	(612)
Borrowings from bank line of credit	4,031	6,483
Repayments on bank line of credit	(324)	—
Borrowings on long-term debt	—	10,786
Repayments on long-term debt	(201)	(813)

Net cash (used in) provided by financing activities	(8,443)	16,010

Net increase (decrease) in cash and cash equivalents	24,501	(56,302)
Cash and cash equivalents at beginning of period	130,633	93,036

Cash and cash equivalents at end of period	$155,134	$36,734

Non-cash financing activities:
Cash dividend declared, $0.11 per share in 2002 and $0.10 in 2001	$5,098	$4,707

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

        The Company operates in two business segments—the Candles & Home Fragrance segment and the Creative Expressions segment (formerly Creative Expressions and Foodservice). The Company has operations both inside and outside of the United States and sells its products in both segments worldwide.

        The Candles & Home Fragrance segment designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products, as well as tabletop illumination products and portable heating fuel and markets a broad range of related candle accessories. These products are sold direct to the consumer under the PartyLite® brand, to retailers in the mid-tier and premium retail channels under the Carolina®, Colonial Candle of Cape Cod®, Colonial at HOME, and Kate's™ brands, in the mass retail channel under the Ambria™, FilterMate® and Florasense® brands and to the Foodservice industry under the Ambria™, HandyFuel® and Sterno® brand names. In Europe, these products are also sold under the Ambria, Carolina Designs, Colonial, Colony, Gies, Liljeholmens, and Wax Lyrical brands.

        The Creative Expressions segment designs, manufactures or sources and markets a broad range of complementary specialty products for the consumer market, including home décor and giftware products under the CBK brand, seasonal products under the Impact® and Midwest of Cannon Falls® brand names, and paper-related products under the Jeanmarie® brand.

        The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31. European operations maintain a calendar year accounting period, which is consolidated with the Company's fiscal period. In the opinion of management, the accompanying unaudited consolidated financial statements include all accruals necessary for fair presentation of the Company's consolidated financial position at April 30, 2002 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2002 and 2001. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2002, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

2.    New Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Effective February 1, 2002, the company adopted EITF 01-09, EITF 00-14 and EITF 00-25. These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expense. Prior year amounts have been reclassified to conform with the current year presentation. The effect of the adoption of these issues reduced both net sales and operating expenses in the quarter ended April 30, 2001 by $3.7 million. The adoption of such requirements had no impact on net earnings.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fairvalue of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle.

        As of January 31, 2002, Blyth's Consolidated Balance Sheets reflected approximately $112.3 million in goodwill net of accumulated amortization, including $31.4 million related to the Candles & Home Fragrance segment businesses, other than The Sterno Group, $38.7 million related to the Creative Expressions segment businesses and $42.2 million related to The Sterno Group business. The company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of The Sterno brand in 1997 by $7.4 million. The fair value of The Sterno Group was determined through an independent valuation utilizing market comparable analysis as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to 2002 using a risk-adjusted discount rate. The impairment of The Sterno Group's goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The carrying amount of goodwill on the Company's Consolidated Balance Sheet decreased approximately $8.0 million from $112.3 million at January 31, 2002 to $104.3 million at April 30, 2002. Such decrease is a result of the previously discussed goodwill impairment charge of $7.4 million and foreign currency translation adjustments of goodwill, which approximated $0.6 million. The following table sets forth Blyth's net income and earnings per share for the three months ended April 30, 2002 and 2001, respectively, and is adjusted to exclude 2001 amortization expense related to goodwill that is no longer being amortized and to reflect the cumulative effect of a change in accounting principle related to the adoption of SFAS 142.

	April 30, 2002	April 30, 2001
Earnings before cumulative effect of change in accounting principle	$17,304	$15,674
Goodwill amortization, net of taxes of $368	—	622
Cumulative effect of change in accounting principle, net of taxes $2,887	(4,515)	—

Adjusted net income	$12,789	$16,296

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.37	$0.33
Goodwill amortization, net of taxes	—	0.01
Cumulative effect of change in accounting principle, net of taxes	(0.10)	—

Adjusted net income (1)	$0.28	$0.34

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.37	$0.33
Goodwill amortization, net of taxes of	—	0.01
Cumulative effect of change in accounting principle, net of taxes of	(0.10)	—

Adjusted net income (1)	$0.28	$0.34

(1)
Adjusted net income per share amounts for the three months ended April 30, 2002 do not foot due to rounding.

3.    Business Acquisitions

        On April 11, 2001, the Company acquired Midwest of Cannon Falls, Inc., a leading creative expressions company in the decorative products and giftware industry for approximately $61.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million. Amortization ceased on February 1, 2002, upon adoption of the new goodwill accounting rules under SFAS 142 as described in Note 2.

        On May 10, 2002, the Company purchased the interests in CBK, Ltd., LLC ("CBK"), a designer and marketer of premium everyday giftware and home décor, for approximately $49.5 million in cash. The acquisition will be accounted for as a purchase when recorded in the Company's second quarter of fiscal 2003. The acquisition of CBK did not have an effect on the Company's first quarter results.

4.    Inventories

        The components of inventory consist of the following (in thousands):

	April 30, 2002	January 31, 2002
Raw materials	$35,870	$35,142
Work in process	2,246	1,994
Finished goods	140,759	144,704

	$178,875	$181,840

5.    Earnings per Share

        The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended April 30,
	2002	2001
Net earnings	$12,789	$15,674

Weighted average number of common shares outstanding:
Basic	46,290	47,086
Dilutive effect of stock options	184	178

Weighted average number of common shares outstanding:
Diluted	46,474	47,264

        As of April 30, 2002 and 2001, options to purchase 95,004 and 218,975 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

6.    Unusual Charges

        At January 31, 2002, the Company had approximately $3.2 million of restructuring charges included in the Consolidated Balance Sheet, of which $1.5 million related to lease obligations and $1.7 million related to severance costs. As a result of payments made during the quarter ended April 30, 2002 approximately $1.2 million of lease obligations and $0.9 million of severance costs were remaining on the balance sheet at April 30, 2002. The lease obligation continues through the third quarter of fiscal 2004 and the remaining severance costs will be paid by the end of fiscal 2003.

7.    Segment Information

        The Company operates in two business segments—the Candles & Home Fragrance segment and the Creative Expressions segment (formerly Creative Expressions and Foodservice). Effective February 1, 2002 the Foodservice business, represented by The Sterno Group, is now reported as part of the Candles & Home Fragrance segment to which it is more closely aligned. All periods presented have been restated to reflect this change in reporting. The Company has operations both inside and outside of the United States and sells its products in the Candles & Home Fragrance segment worldwide. The majority of sales in the Creative Expressions segment are domestically based.

        Earnings represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other income (expense) includes interest expense, interest income and equity in earnings of investee, which are not allocated to the business segments.

	Three months ended April 30,
	2002	2001
	(In thousands)
Net Sales
Candles & Home Fragrance	$260,205	$249,357
Creative Expressions	17,691	8,133

Total	$277,896	$257,490
Earnings
Candles & Home Fragrance	$32,663	$28,072
Creative Expressions	(1,755)	(787)

	30,908	27,285
Other expense	(3,354)	(2,327)

Earnings before income taxes and cumulative effect of change in accounting principle	$27,554	$24,958

8.    Contingencies

        On April 22, 2002, the Company and its wholly-owned subsidiary, Endar Corp., commenced a legal action against Ennio Racinelli and Dynamic Designs, Inc.(a new corporation that was recently formed by Mr. Racinelli and his wife) and others in the Superior Court of the State of California, in which the Company and Endar have alleged, among other things, that Mr. Racinelli, the former President of Endar, has breached certain of his contractual and other obligations to the Company by, among other things, engaging in a business competitive with Endar, soliciting customers and employees of Endar and appropriating confidential information from Endar. In their complaint, the Company and Endar seek, among other things, an award for compensatory and general damages in excess of $25 million and injunctive relief. As expected, on June 3, 2002, Mr. Racinelli and the other defendants filed an answer, which denies the Company's and Endar's allegations, and a Cross-Complaint against Endar and the Company. The Cross-Complaint alleges, among other things, that the Company and Endar have breached certain of their contractual obligations to Mr. Racinelli, have intentionally interfered with the prospective economic advantage of Mr. Racinelli and Dynamic Designs, have defamed Mr. Racinelli, and have engaged in conduct that is alleged to be violative of the California Business and Professions Code. In the Cross-Complaint, Mr. Racinelli, Dynamic Designs and the other cross-complainants seek, among other things, an award of damages in an amount of not less than $50 million, a trebling of such damages pursuant to the California Business and Professions Code, declaratory relief, injunctive relief and punitive damages. The Company believes that it and Endar have meritorious defenses to all of the claims that have been asserted against them in the Cross-Complaint. The Company is unable to predict the outcome of this case and accordingly, no expense for this case has been recorded. However, in the opinion of the Company the results of this case will not have a material effect on our results of operations, financial condition or cash flows.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

        Net sales in the quarter ended April 30, 2002, increased $20.4 million, or 7.9% to $277.9 million when compared with $257.5 million a year earlier. Sales in the quarter ended April 30, 2002 were affected by four main factors. First, PartyLite Worldwide posted a 10% increase in net sales when compared to the prior year, which we believe is attributable to changes made in product offering and catalog presentation over the past year. Second, the favorable impact of the full first quarter net sales of Midwest of Cannon Falls acquired in April 2001. Third, the unfavorable effect of an earlier than normal Easter holiday on our JMC Impact business. Lastly, the weakness in net sales of our North American premium wholesale candles and home fragrance business in the first quarter of fiscal 2003. Excluding the effect of Midwest of Cannon Falls and discontinued businesses, net sales in the first quarter ended April 30, 2002 increased approximately 4% when compared to the same period last year.

        Net sales in the Candles & Home Fragrance segment, which now includes our Foodservice business, increased $10.8 million, or 4% to $260.2 million in the first quarter ended April 30, 2002, compared with $249.4 million in the same period last year. As mentioned above, PartyLite our direct selling channel, increased net sales 10% in the current quarter when compared to last year. This followed the strong performance by PartyLite in the fourth quarter of fiscal 2002. Net sales of Blyth's North American premium and mass channel businesses in this segment decreased approximately 15% and 8%, respectively, in the quarter ended April 30, 2002 compared to the prior year period. Net sales of our European wholesale businesses in the first quarter of fiscal 2003 showed increases of 6% and 17% in the premium and mass channels respectively when compared to the prior year period. Such increases in the European channels would be 9% and 22%, respectively, in local currencies. Net sales of The Sterno Group, our foodservice business, decreased approximately 7% in the first quarter of fiscal 2003 versus the same period last year as this industry continues to recover from the events of September 11th. Although down from the first quarter a year ago, The Sterno Group's performance was slightly better than the industry as a whole, which we believe is attributable to new product initiatives including the Sterno Smartcan, as well as more aggressive sales initiatives. Our foodservice business led by the Sterno brand, remains the market leader in providing temperature solutions and tabletop illumination to major hotels and restaurants.

        Net sales in the Creative Expressions segment (formerly the Creative Expressions and Foodservice segment) increased $9.6 million to $17.7 million in the quarter ended April 30, 2002 compared to $8.1 million in the prior year period. This increase is attributable to the effect of the inclusion of the sales of Midwest of Cannon Falls, acquired in April 2001, for the full first quarter of fiscal 2003. The mass market channel of this segment experienced an anticipated decrease in net sales in the first quarter of fiscal 2003 due to the earlier than normal Easter holiday shipments, which were recognized in our fourth quarter of fiscal 2002.

Gross Profit

        Gross profit as a percent of sales was 52.2%, in the first quarter of fiscal 2003, which was the same as last year's first quarter. There was a positive mix shift of sales to PartyLite in the current year quarter, which was offset by lower margins being experienced in the mass-market channel, the impact of an earlier than normal Easter holiday on the Creative Expressions mass business, and the weakness in our North American premium wholesale candles and accessories business.

Selling Expense

        Selling expense increased $7.0 million, or 8.6%, from $81.4 million in the quarter ended April 30, 2001 to $88.4 million in the quarter ended April 30, 2002. As a percent of sales, selling expense was 31.8% in the most recent fiscal quarter compared to 31.6% a year earlier primarily due to a shift in sales to PartyLite and the inclusion of Midwest of Cannon Falls for the full first quarter.

Administrative Expense

        Administrative expense increased $0.9 million, or 3.6%, from $24.8 million in the quarter ended April 30, 2001 to $25.7 million in the quarter ended April 30, 2002. As a percent of sales administrative expense decreased from 9.6% at April 30, 2001 to 9.2% in the current year period, which is a result of expense control efforts and the economies of scale.

Amortization

        Goodwill amortization decreased $1.0 million, to zero, in the first quarter of fiscal 2003 compared to the same period the prior year. This decrease is a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which calls for among other things the cessation of goodwill amortization. See Note 2 to the Consolidated Financial Statements.

Operating Profit

        Operating profit increased $3.6 million, or 13.2%, to $30.9 million in the quarter ended April 30, 2002 compared with $27.3 million a year earlier. Operating profit as a percent of sales increased from 10.6% for the period ended April 30, 2001 to 11.1% in the first quarter of fiscal 2003. The increase in operating profit in the three month period ended April 30, 2002 versus the same period in the prior year is primarily a result of the increase in PartyLite's business, the inclusion of Midwest of Cannon Falls for the full first quarter period of fiscal 2003 and the cessation of goodwill amortization.

Interest Income and Other

        Interest income and other decreased approximately $1.7 million in the current fiscal year's first quarter when compared to the prior year due to a gain on sales of marketable securities held for investment in fiscal 2002 of $1.8 million.

Income Taxes

        Income tax expense increased $1.0 million, from $9.3 million in the quarter ended April 30, 2001 to $10.3 million in the quarter ended April 30, 2002. This increase is due to the increased earnings in the most recent quarter. The effective tax rate remained at approximately 37.2%, the same as the prior year.

Cumulative Effect of Change in Accounting Principle

        The Company recorded a one-time charge of $4.5 million, net of income taxes of $2.9 million, on February 1, 2002, which is reflected as the cumulative effect of a change in accounting principle, as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" (See Note 2 to the Consolidated Financial Statements).

Net Earnings

        As a result of the foregoing, earnings before the cumulative effect of change in accounting principle increased $1.6 million, or 10.2%, from $15.7 million the quarter ended April 30, 2001 to $17.3 million for the quarter ended April 30, 2002. Net earnings after the cumulative effect of change in accounting principle decreased $2.9 million, or 18.5%, from $15.7 million in the first quarter of fiscal 2002 to $12.8 million in the first quarter of fiscal 2003.

        Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the quarter ended April 30, 2002, were $0.37 an increase of $0.04, or 12.1% compared to $0.33 for the quarter ended April 30, 2001. Basic earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the quarter ended April 30, 2002, were $0.28 a decrease of $0.05 compared to $0.33 for the quarter ended April 30, 2001. Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.37 compared to $0.33 for the same period the prior year. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.10. Diluted earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.28 compared to $0.33 for the same period the prior year.

Liquidity and Capital Resources

        Inventory decreased from $181.8 million at January 31, 2002 to $178.9 million at April 30, 2002. Inventory decreased $46.6 million from $225.5 million at April 30, 2001 when compared to the first quarter of this fiscal year. This decrease in inventory is due to continued corporate-wide focus on inventory control. Accounts receivable decreased $8.5 million from $83.8 million at the end of fiscal 2002 to $75.3 million at April 30, 2002. The decrease in accounts receivable is due to collections, lower sales in the Creative Expressions segment as a result of the early Easter holiday and lower sales in our North American premium channel business. Accounts payable and accrued expenses decreased $3.6 million from $104.1 million at the end of fiscal 2002 to $100.5 million at April 30, 2002. The decrease in accounts payable and accrued expenses is attributable to normal patterns of payment of operating expenses including the semi-annual payment of accrued interest.

        Capital expenditures for property, plant and equipment were $3.0 million in the quarter ended April 30, 2002 compared to $3.3 million in the prior year period. Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities. The Company expects total capital spending of approximately $20.0 million for fiscal 2003.

        Pursuant to the Company's revolving credit facility ("Credit Facility"), as amended on September 14, 1999, which matures on October 17, 2002, lending institutions have agreed, subject to certain conditions, to provide an unsecured revolving credit facility to the Company in an aggregate amount of up to $135.0 million. The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $33.8 million. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at Bank of America's prime rate (4.75% at April 30, 2002) or at the Eurocurrency rate plus a credit spread ranging from 0.25% to 0.50%, based on a pre-defined financial ratio, for a weighted average interest rate of 2.19% at April 30, 2002. At April 30, 2002, approximately $16.3 million (including $4.5 million of outstanding letters of credit) was outstanding under the Credit Facility. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At April 30, 2002, the Company was in compliance with such covenants. The Company is currently in the process of establishing a new revolving credit facility and expects to do so before the maturity date of the current Credit Facility.

        As of April 30, 2002, the Company had a total of $20.0 million available under an uncommitted bank line of credit maturing in June 2002. Amounts outstanding under the line of credit bear interest at short-term fixed rates. No amounts were outstanding under the uncommitted line of credit at April 30, 2002.

        As of March 31, 2002, The Gies Group ("Gies") had available lines of credit of approximately $29.5 million of which approximately $5.9 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 4.43% at March 31, 2002. The lines of credit are renewed annually.

        Colony Gift has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2002, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $21.4 million, collateralized by certain of Colony's assets. As of March 31, 2002, Colony had borrowings under the credit facility of approximately $11.1 million, at a weighted average interest rate of 4.65%. Colony Gift is currently finalizing the terms of a new revolving credit facility with Barclays and expects to do so before the maturity date of the current credit facility.

        At March 31, 2002, Gies had various long-term debt agreements in multiple European currencies maturing in December 2002. The total amount outstanding as of March 31, 2002 under the loan agreements was approximately $2.7 million with variable interest rates ranging from 5.0% to 5.5%. The loans are collateralized by certain of Gies' real estate.

        Net cash provided by operating activities amounted to $35.9 million for the three months ended April 30, 2002 compared to $12.3 million used in operating activities for the three months ended April 30, 2001. The increase in cash flow from operations compared to the prior year is attributable to reductions in inventory and accounts receivable and strong earnings of $17.3 million before the cumulative effect of change in accounting principle.

        On April 4, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 additional shares of its common stock bringing the total authorization to 6,000,000 shares. Since January 31, 2002, the Company has purchased an additional 672,100 shares on the open market for a total cost of $14.6 million, bringing the cumulative total purchased shares to 3,303,000 as of May 31, 2002 for a total cost of approximately $77.5 million. The acquired shares are held as common stock in treasury at cost.

        On April 4, 2002 the Company declared a cash dividend of $0.11 per share of the Company's common stock for the six months ended January 31, 2002. The dividend was payable to shareholders of record as of May 1, 2002 and was paid on May 15, 2002 in the amount of $5.1 million.

Critical Accounting Policies

        For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Impact of Adoption of Recently Issued Accounting Standards

        In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Effective February 1, 2002, the company adopted EITF 01-09, EITF 00-14 and EITF 00-25. These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expense. Prior year amounts have been reclassified to conform with the current year presentation. The effect of the adoption of these issues reduced both net sales and operating expenses the first quarter ended April 30, 2001 by $3.7 million. The adoption of such requirements had no impact on net earnings.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle.

        As of January 31, 2002, Blyth's Consolidated Balance Sheets reflected approximately $112.3 million in goodwill net of accumulated amortization, including $31.4 million related to the Candles & Home Fragrance segment businesses, other than The Sterno Group, $38.7 million related to the Creative Expressions segment businesses and $42.2 million related to The Sterno Group business. The company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of The Sterno brand in 1997 by $7.4 million. The fair value of The Sterno Group was determined through an independent valuation utilizing market comparable analysis as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to 2002 using a risk-adjusted discount rate. The impairment of The Sterno Group's goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The carrying amount of goodwill on the Company's Consolidated Balance Sheet decreased approximately $8.0 million from $112.3 million at January 31, 2002 to $104.3 million at April 30, 2002. Such decrease is a result of the previously discussed goodwill impairment charge of $7.4 million and foreign currency translation adjustments of goodwill, which approximated $0.6 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        The Company has operations both inside and outside of the United States and sells its products worldwide. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates credit risk and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by the Company.

Interest Rate Risk

        As of April 30, 2002 the Company is subject to interest rate risk on approximately $78.8 million of variable rate debt, including the debt of Gies and Colony Gift. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $788,000 if applied to the total.

        On March 1, 2002, the Company entered into an interest rate swap agreement which matures on October 1, 2009, in relation to $50.0 million of our $150.0 million outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six-month LIBOR rate plus 2.65% (5.0% at April 1, 2002), with interest payable semi-annually on April 1 and October 1. As the debt is a qualifying hedged item, the carrying value of the hedged portion was adjusted down by $0.6 million reflecting the fair market value of the derivative hedge.

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

        The following table provides information about the Company's foreign exchange forward contracts at April 30, 2002.

	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
	(In thousands, except average contract rate)
Canadian Dollar	$2,408	1.577	$(15)
Euro	27,672	0.880	(381)
Pound Sterling	4,492	1.404	(114)

	$34,572		$(510)

        The foreign exchange contracts outstanding as of April 30, 2002 have maturity dates ranging from May 2002 through January 2003.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        On April 22, 2002, the Company and its wholly-owned subsidiary, Endar Corp., commenced a legal action against Ennio Racinelli and Dynamic Designs, Inc.(a new corporation that was recently formed by Mr. Racinelli and his wife) and others in the Superior Court of the State of California, in which the Company and Endar have alleged, among other things, that Mr. Racinelli, the former President of Endar, has breached certain of his contractual and other obligations to the Company by, among other things, engaging in a business competitive with Endar, soliciting customers and employees of Endar and appropriating confidential information from Endar. In their complaint, the Company and Endar seek, among other things, an award for compensatory and general damages in excess of $25 million and injunctive relief. As expected, on June 3, 2002, Mr. Racinelli and the other defendants filed an answer, which denies the Company's and Endar's allegations, and a Cross-Complaint against Endar and the Company. The Cross-Complaint alleges, among other things, that the Company and Endar have breached certain of their contractual obligations to Mr. Racinelli, have intentionally interfered with the prospective economic advantage of Mr. Racinelli and Dynamic Designs, have defamed Mr. Racinelli, and have engaged in conduct that is alleged to be violative of the California Business and Professions Code. In the Cross-Complaint, Mr. Racinelli, Dynamic Designs and the other cross-complainants seek, among other things, an award of damages in an amount of not less than $50 million, a trebling of such damages pursuant to the California Business and Professions Code, declaratory relief, injunctive relief and punitive damages. The Company believes that it and Endar have meritorious defenses to all of the claims that have been asserted against them in the Cross-Complaint. The Company is unable to predict the outcome of this case and accordingly, no expense for this case has been recorded. However, in the opinion of the Company the results of this case will not have a material effect on our results of operations, financial condition or cash flows.

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

Risk of Inability to Maintain Growth Rate

        The Company has grown substantially in past years. While we expect continued growth, we expect that our future rate of growth will be less than our historical growth rate. In the Candles & Home Fragrance segment we expect the international market to grow faster than the domestic market. The market for our Foodservice products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including the following: market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, sourcing of raw materials, and increases in production and distribution capacity to meet demand. The Candle & Home Fragrance and Creative Expressions industries are driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. Our sales and earnings results have recently been impacted negatively by a slowing of the United States economy as a whole and by a drop in consumer confidence at both the individual and retailer levels. There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future. If the United States economy continues to slow and/or consumer confidence continues to drop, our operating results may be materially adversely affected. Recently, we have incurred certain one-time expenses in connection with the restructuring of our U.S. and European consumer wholesale operations. While we expect these actions to position us more effectively for continued growth and profitability, there can be no assurance that we will achieve these results. We expect that, as we grow, our rate of growth will be less than our historical growth rate. Our past growth in both the Candle & Home Fragrance segment and the Creative Expressions segment has been due, in part, to acquisitions. We expect our future growth in the Candle & Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions, and we continue to pursue strategic acquisitions in certain areas of the Creative Expressions segment. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations. In the future, acquisitions may contribute more to the overall Company's sales growth rate than historically.

Ability to Respond to Increased Product Demand

        In the past, our internal growth has required increases in personnel, expansion of production and distribution facilities, and enhancement of management information systems. More recently, we have eliminated one of our facilities to address manufacturing over-capacity. Our ability to meet future demand for Candle & Home Fragrance and Creative Expressions products will be dependent upon success in (1) training, motivating and managing new employees, (2) bringing new production and distribution facilities on line in a timely manner, (3) improving management information systems in order to respond promptly to customer orders and (4) improving our ability to forecast anticipated product demand in order to continue to fill customer orders promptly. If we are unable to meet future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

Risks Associated with International Sales and Foreign-Sourced Products

        Our international business has grown at a faster rate than sales in the United States in recent years. In addition, we source a portion of our candles, accessories and decorative gift bags and seasonal décor from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons we are subject to the following risks inherent in foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting importation of goods (including duties, quotas and taxes) and trade and foreign tax laws. In particular, during fiscal year 2002, declining European currencies had a significant negative impact on our international sales results. If European currencies remain weak or decline further, our operating results may be materially adversely affected.

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

Competition

        Our business is highly competitive, both in terms of price and new product introductions. The worldwide market for Candle & Home Fragrance, as well as for Creative Expressions products, is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry to the Candle & Home Fragrance and Creative Expressions industries, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us. From time to time during the year-end holiday season, we compete with companies offering candles manufactured in foreign countries, particularly China. In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits

    None

  b)
  Reports on Form 8-K

    During the fiscal quarter ended April 30, 2002, the Company filed the following Current Reports on Form 8-K:

      Current Report on Form 8-K on March 15, 2002 to file as an exhibit the press release reporting the Company's fourth quarter and full year results of operations for the period ended January 31, 2002.

      Current Report on Form 8-K on April 9, 2002 to file as an exhibit two press releases; the first announcing an increase in the Company's share repurchase authorization; the second announcing the Company's declaration of a semi-annual dividend.

      Current Report on Form 8-K on April 19, 2002 to file as an exhibit an amendment to the Company's amended and restated 1994 stock option plan for non-employee directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.
Date:	June 14, 2002	By:	/s/ ROBERT B. GOERGEN Robert B. Goergen Chief Executive Officer
Date:	June 14, 2002	By:	/s/ ROBERT H. BARGHAUS Robert H. Barghaus Chief Financial Officer

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