Form 10-Q
period 2002-07-31
BLYTH INC
filed 2002-09-16
CIK 921503

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JULY 31, 2002

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

46,316,982 Common Shares as of August 31, 2002

BLYTH, INC.

INDEX

Page
Form 10-Q Cover Page	1
Form 10-Q Index	2
Part I. Financial Information:
Item 1. Financial Statements:
Consolidated Balance Sheets	3
Consolidated Statements of Earnings	4,5
Consolidated Statements of Stockholders' Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 2. Changes in Securities	23
Item 3. Defaults upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	24-25
Item 6. Exhibits and Reports on Form 8-K	26
Signatures	27
Certifications	28

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2002	January 31, 2002
	(In thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,972	$130,633
Accounts receivable, less allowance for doubtful receivables of $4,105 and $2,804, respectively	110,296	83,781
Inventories	229,641	181,840
Prepaid and other	17,355	9,241
Deferred income taxes	20,583	18,377

Total current assets	432,847	423,872

Property, plant and equipment, at cost:
Less accumulated depreciation of $172,800 and $157,666, respectively	248,818	241,914
Other assets:
Investments	3,382	3,551
Excess of cost over fair value of assets acquired	147,032	112,325
Deposits and other assets	12,318	12,650

	162,732	128,526

Total assets	$844,397	$794,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$40,035	$13,226
Current maturities of long-term debt	7,268	18,245
Accounts payable	53,509	53,414
Accrued expenses	46,344	50,680
Income taxes	1,249	3,082

Total current liabilities	148,405	138,647

Deferred income taxes	24,197	23,066
Long-term debt, less current maturities	175,488	160,230
Other liabilities	6,056	4,306
Stockholders' equity:
Preferred stock—authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock—authorized 100,000,000 shares of $0.02 par value; issued 49,659,482 shares and 49,509,776 shares, respectively	993	990
Additional contributed capital	100,680	97,879
Retained earnings	475,535	449,038
Accumulated other comprehensive loss	(8,298)	(16,894)
Treasury stock, at cost, 3,343,000 shares and 2,630,900 shares, respectively	(78,659)	(62,950)

Total stockholders' equity	490,251	468,063

Total liabilities and stockholders' equity	$844,397	$794,312

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Six months ended July 31
	2002	2001
	(In thousands, except per share data)
Net sales	$545,917	$503,111
Cost of goods sold	263,577	251,638

Gross profit	282,340	251,473

Selling	163,642	152,024
Administrative	54,133	47,816
Amortization of goodwill	—	2,011

	217,775	201,851

Operating profit	64,565	49,622
Other expense (income):
Interest expense	7,570	8,034
Interest income and other	(695)	(4,055)
Equity in loss of investee	190	175

	7,065	4,154

Earnings before income taxes and cumulative effect of change in accounting principle	57,500	45,468
Income tax expense	21,390	16,914

Earnings before cumulative effect of change in accounting principle	36,110	28,554
Cumulative effect of change in accounting principle, net of taxes of $2,887	(4,515)	—

Net earnings	$31,595	$28,554

Basic:
Earnings per common share before cumulative effect of change in accounting principle	$0.78	$0.61
Cumulative effect of change in accounting principle	(0.10)	—

	$0.68	$0.61
Weighted average number of shares outstanding	46,310	47,076

Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$0.78	$0.60
Cumulative effect of change in accounting principle	(0.10)	—

	$0.68	$0.60
Weighted average number of shares outstanding	46,591	47,265

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended July 31
	2002	2001
	(In thousands, except per share data)
Net sales	$268,021	$245,621
Cost of goods sold	130,689	128,654

Gross profit	137,332	116,967

Selling	75,235	70,624
Administrative	28,440	22,985
Amortization of goodwill	—	1,021

	103,675	94,630

Operating profit	33,657	22,337
Other expense (income):
Interest expense	3,747	4,008
Interest income and other	(254)	(1,871)
Equity in (earnings)loss of investee	218	(310)

	3,711	1,827

Earnings before income taxes	29,946	20,510
Income tax expense	11,140	7,630

Net earnings	$18,806	$12,880

Basic:
Net earnings per common share	$0.41	$0.27
Weighted average number of shares outstanding	46,330	47,066

Diluted:
Net earnings per common share	$0.40	$0.27
Weighted average number of shares outstanding	46,710	47,272

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common stock				Treasury stock		Accumulated other comprehensive income (loss)
			Additional contributed capital	Retained earnings
	Shares	Amount			Shares	Amount		Total
	(In thousands, except share data)
For the six months ended July 31, 2001:
Balance, January 31, 2001	49,431,576	$989	$96,912	$390,447	(2,356,800)	$(56,959)	$(9,595)	$421,794
Net earnings for the period				28,554				28,554
Foreign currency translation adjustments							(10,809)	(10,809)
Unrealized holding gains on certain investments (net of tax of $17)							29	29
Net gain on cash flow hedging instruments (net of tax of $101)							171	171

Comprehensive income								17,945
Common stock issued in connection with exercise of stock options	21,200		272					272
Dividends				(4,707)				(4,707)
Treasury stock purchases					(26,800)	(612)		(612)

Balance, July 31, 2001	49,452,776	$989	$97,184	$414,294	(2,383,600)	$(57,571)	$(20,204)	$434,692

For the six months ended July 31, 2002:
Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the period				31,595				31,595
Foreign currency translation adjustments							9,057	9,057
Unrealized holding losses on certain investments (net of tax of $20)							(34)	(34)
Net loss on cash flow hedging instruments (net of tax of $253)							(427)	(427)

Comprehensive income								40,191
Common stock issued in connection with exercise of stock options	149,706	3	2,490					2,493
Tax benefit from stock options			311					311
Dividends				(5,098)				(5,098)
Treasury stock purchases					(712,100)	(15,709)		(15,709)

Balance, July 31, 2002	49,659,482	$993	$100,680	$475,535	(3,343,000)	$(78,659)	$(8,298)	$490,251

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended July 31
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net earnings	$31,595	$28,554
Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	4,515	—
Depreciation and amortization	15,134	17,455
Tax benefit from stock options	311	—
Deferred income taxes	1,812	272
Equity in loss of investee	190	175
Gain on sales of long-term investment	—	(3,812)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(14,593)	(21,901)
Inventories	(31,854)	(17,616)
Prepaid and other	(5,068)	(859)
Deposits and other assets	404	(2,245)
Accounts payable	(4,141)	(20,085)
Accrued expenses	(5,658)	(15,155)
Other liabilities	1,463	825
Income taxes	(2,020)	(8,647)

Total adjustments	(39,505)	(71,593)

Net cash used in operating activities	(7,910)	(43,039)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,624)	(6,593)
Proceeds from sales of long term investment	—	13,465
Purchase of businesses, net of cash acquired	(51,010)	(61,392)

Net cash used in investing activities	(60,634)	(54,520)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,493	272
Purchases of treasury stock	(15,709)	(612)
Borrowings from bank line of credit	36,452	23,512
Repayments on bank line of credit	(21,892)	(12,078)
Borrowings on long-term debt	517	21,411
Repayments of long-term debt	(3,880)	—
Dividends paid	(5,098)	(4,707)

Net cash provided by (used in) financing activities	(7,117)	27,798

Net decrease in cash and cash equivalents	(75,661)	(69,761)
Cash and cash equivalents at beginning of period	130,633	93,036

Cash and cash equivalents at end of period	$54,972	$23,275

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

        The Company operates in two business segments—the Candles & Home Fragrance segment and the Creative Expressions segment (formerly Creative Expressions and Foodservice). The Company has operations both inside and outside the United States and sells its products in both segments worldwide.

        The Candles & Home Fragrance segment designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products, as well as tabletop illumination products and portable heating fuel, and markets a broad range of related candle accessories. These products are sold direct to the consumer under the PartyLite® brand, to retailers in the premium and specialty retail channels under the Carolina®, Colonial Candle of Cape Cod®, Colonial at HOME®, and Kate's™ brands, in the mass retail channel under the Ambria™, FilterMate® and Florasense® brands and to the Foodservice industry under the Ambria™, HandyFuel® and Sterno® brand names. In Europe, these products are also sold under the Ambria, Carolina Designs, Colonial, Colony, Gies, Liljeholmens, and Wax Lyrical brands.

        The Creative Expressions segment designs, sources or manufactures and markets a broad range of complementary specialty products for the consumer market, including home décor and giftware products under the CBK™ brand, seasonal products under the Impact® and Midwest of Cannon Falls® brand names, and paper-related products under the Jeanmarie® brand.

        The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31. European operations maintain a calendar year accounting period, which is consolidated with the Company's fiscal period. In the opinion of management, the accompanying unaudited consolidated financial statements include all accruals necessary for fair presentation of the Company's consolidated financial position at July 31, 2002 and the consolidated results of its operations and cash flows for the six-month periods ended July 31, 2002 and 2001. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2002, as set forth in the Company's Annual Report on Form 10-K. Operating results for the six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

2.    New Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Effective February 1, 2002, the company adopted EITF 01-09, EITF 00-14 and EITF 00-25. These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expense. Prior year amounts have been reclassified to conform with the current year presentation. The effect of the adoption of these issues reduced both net sales and operating expenses for the three and six month periods ended July 31, 2001 by $4.0 million and $7.7 million, respectively. The adoption of such requirements had no impact on net earnings.

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

        As of January 31, 2002, Blyth's Consolidated Balance Sheets reflected approximately $112.3 million in goodwill net of accumulated amortization, including $31.4 million related to the Candles & Home Fragrance segment businesses, other than The Sterno Group™, $42.2 million related to The Sterno Group and $38.7 million related to the Creative Expressions segment businesses. The company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million. The fair value of The Sterno Group was determined through an independent valuation utilizing market comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to 2002 using a risk-adjusted discount rate. The impairment of The Sterno Group's goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The carrying amount of goodwill on the Company's Consolidated Balance Sheet increased approximately $34.7 million, from $112.3 million at January 31, 2002 to $147.0 million at July 31, 2002. The change in goodwill is primarily the result of the acquisition of CBK (See Note 3), which increased goodwill by approximately $39.4 million together with an increase in goodwill resulting from a foreign currency translation adjustment of approximately $2.7 million, and the previously discussed impairment charge, which decreased goodwill by $7.4 million.

        The following table sets forth Blyth's net income and earnings per share for the three and six month periods ended July 31, 2002 and 2001, respectively, and is adjusted to exclude 2001 amortization expense related to goodwill that is no longer being amortized and to reflect the cumulative effect of a change in accounting principle related to the adoption of SFAS 142.

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Earnings before cumulative effect of change in accounting principle	$18,806	$12,880	$36,110	$28,554
Goodwill amortization, net of taxes of $380 and $748	—	641	—	1,263
Cumulative effect of change in accounting principle, net of taxes of $2,887	—	—	(4,515)	—

Adjusted net income	$18,806	$13,521	$31,595	$29,817

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.41	$0.27	$0.78	$0.61
Goodwill amortization, net of taxes	—	0.02	—	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.10)	—

Adjusted net income	$0.41	$0.29	$0.68	$0.63

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.40	$0.27	$0.78	$0.60
Goodwill amortization, net of taxes	—	0.02	—	0.03
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.10)	—

Adjusted net income	$0.40	$0.29	$0.68	$0.63

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". This standard is effective for exit or disposal activities that are initiated after December 31, 2002.

3.    Business Acquisitions

        On April 11, 2001, the Company acquired Midwest of Cannon Falls, Inc., ("Midwest"), a leading creative expressions company in the decorative products and giftware industry for approximately $61.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million. The results of operations of Midwest have been included in the

Consolidated Statements of Earnings of the Company since April 11, 2001. For segment reporting purposes Midwest is included in the Creative Expressions segment. Amortization ceased on February 1, 2002, upon adoption of the new goodwill accounting rules under SFAS 142 as described in Note 2.

        On May 10, 2002, the Company purchased all of the interests in CBK, Ltd., LLC ("CBK"), a designer and marketer of premium everyday giftware and home décor, for approximately $51.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $39.4 million, which will be deductible for income tax purposes over 15 years. The results of operations of CBK are included in the Consolidated Statements of Earnings of the Company since May 11, 2002. For segment reporting purposes CBK is included in the Creative Expressions segment.

        The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and CBK assuming that the acquisition of CBK had taken place on February 1, 2001. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of CBK and no representation is made by the Company with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of CBK's property, plant and equipment and income tax expense.

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands except per share data)
Net sales	$270,040	$266,667	$567,502	$544,030
Earnings before cumulative effect of change in accounting principle	18,832	14,177	37,898	30,923
Net earnings	18,832	14,177	33,383	30,923
Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$0.41	$0.30	$0.82	$0.66
Net earnings per common share	0.41	0.30	0.72	0.66
Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$0.40	$0.30	$0.81	$0.65
Net earnings per common share	0.40	0.30	0.72	0.65

        The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company's results of operations or financial condition actually would have been had the acquisition been made as of February 1, 2001.

4.    Inventories

        The components of inventory consist of the following (in thousands):

	July 31, 2002	January 31, 2002
Raw materials	$37,113	$35,142
Work in process	2,364	1,994
Finished goods	190,164	144,704

	$229,641	$181,840

5.    Earnings per Share

        The components of basic and diluted earnings per share are as follows (in thousands):

	Three Months Ended July 31, 2002	Six Months Ended July 31, 2002	Three Months Ended July 31, 2001	Six Months Ended July 31, 2001
Net earnings	$18,806	$31,595	$12,880	$28,554

Weighted average number of common shares outstanding:
Basic	46,330	46,310	47,066	47,076
Dilutive effect of stock options	380	281	206	189

Weighted average number of common shares outstanding:
Diluted	46,710	46,591	47,272	47,265

        As of July 31, 2002 and 2001, options to purchase 40,468 and 171,944 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

6.    Unusual Charges

        At January 31, 2002, the Company had approximately $3.2 million of restructuring charges included in the Consolidated Balance Sheet, of which $1.5 million related to lease obligations, and $1.7 million related to severance costs. Due to a sublease contract that resulted in a reversal of $0.5 million of lease obligations and payments made during the six month period ended July 31, 2002, approximately $0.6 million of lease obligations and $0.2 million of severance costs were remaining on the balance sheet at July 31, 2002. The lease obligation continues through the third quarter of fiscal 2004 and the remaining severance costs will be paid by the end of fiscal 2003.

7.    Segment Information

        The Company operates in two business segments—the Candles & Home Fragrance segment and the Creative Expressions segment (formerly Creative Expressions and Foodservice). Effective February 1, 2002 the Foodservice business, represented by The Sterno Group, is now reported as part of the Candles & Home Fragrance segment to which it is more closely aligned. All periods presented have been restated to reflect this change in reporting. CBK, acquired in May 2002, is included in the

Creative Expressions segment. The Company has operations both inside and outside the United States and sells its products in the Candles & Home Fragrance segment worldwide. The majority of sales in the Creative Expressions segment are domestically based.

        In the segment summary table below, earnings represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other expense includes interest expense, interest income and equity in earnings of investee, which are not allocated to the business segments.

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Net Sales
Candles & Home Fragrance	$209,410	$207,010	$469,616	$456,367
Creative Expressions	58,611	38,611	76,301	46,744

Total	$268,021	$245,621	$545,917	$503,111

Earnings
Candles & Home Fragrance	$23,330	$17,506	$55,994	$45,578
Creative Expressions	10,327	4,831	8,571	4,044

	33,657	22,337	64,565	49,622
Other expense	(3,711)	(1,827)	(7,065)	(4,154)

Earnings before income taxes and cumulative effect of change in accounting principle	$29,946	$20,510	$57,500	$45,468

8.    Contingencies

        On April 22, 2002, the Company and its wholly-owned subsidiary, Endar Corp., commenced a legal action against Ennio Racinelli and Dynamic Designs, Inc. (a new corporation that was formed by Mr. Racinelli and his wife) and others in the Superior Court of the State of California, in which the Company and Endar have alleged, among other things, that Mr. Racinelli, the former President of Endar, has breached certain of his contractual and other obligations to the Company by, among other things, engaging in a business competitive with Endar, soliciting customers and employees of Endar and appropriating confidential information from Endar. In their complaint, the Company and Endar seek, among other things, an award for compensatory and general damages in excess of $25 million and injunctive relief. As expected, on June 3, 2002, Mr. Racinelli and the other defendants filed an answer, which denies the Company's and Endar's allegations, and a Cross-Complaint against Endar and the Company. The Cross-Complaint alleges, among other things, that the Company and Endar have breached certain of their contractual obligations to Mr. Racinelli, have intentionally interfered with the prospective economic advantage of Mr. Racinelli and Dynamic Designs, have defamed Mr. Racinelli, and have engaged in conduct that is alleged to be violative of the California Business and Professions Code. In the Cross-Complaint, Mr. Racinelli, Dynamic Designs and the other cross-complainants seek, among other things, an award of damages in an amount of not less than $50 million, a trebling of such damages pursuant to the California Business and Professions Code, declaratory relief, injunctive relief and punitive damages. The Company believes that it and Endar have meritorious defenses to all of the claims that have been asserted against them in the Cross-Complaint. The Company is unable to predict the outcome of this case and accordingly, no expense for this case has been recorded. However, in the opinion of the Company the results of this case will not have a material effect on its results of operations, financial condition or cash flows.

9.    Debt

        As of July 31, 2002, CBK had an available secured line of credit of $23.0 million with PNC Financial Services Group, Inc., maturing in July 2003. Amounts outstanding under the line of credit bear interest at the bank's prime rate (4.75% at July 31, 2002) minus 1%, subject to various covenants. At July 31, 2002, CBK was in compliance with such covenants. At July 31, 2002, approximately $21.2 million (including $2.2 million of outstanding letters of credit) was outstanding at a weighted average interest rate of 3.75%.

        At July 31, 2002, CBK had $4.8 million of long-term debt outstanding under an Industrial Revenue Bond ("IRB"), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by the National Bank of Canada. The amount outstanding under the IRB bears interest at short-term floating rates for a weighted average interest rate of 2.04% at July 31, 2002.

        On August 5, 2002, the Company replaced its prior $135 million credit facility with a new $200 million unsecured revolving credit facility having a three year term (the "Credit Facility"). The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At August 5, 2002, the Company was in compliance with such covenants. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at JPMorgan Chase Bank's prime rate (4.75% at August 5, 2002) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company's senior unsecured long-term debt rating and the Company's usage of the Credit Facility. On July 31, 2002, approximately $16.8 million (including $4.2 million of outstanding letters of credit) was outstanding under the prior $135 million credit facility. Borrowings under the prior credit facility were paid in full, using cash on hand, simultaneously with the closing of the new Credit Facility on August 5, 2002. As of the closing of the new Credit Facility, letters of credit outstanding under the prior credit facility, in the aggregate amount of $4.2 million, were either continued under the new Credit Facility or continued outside of the new Credit Facility.

        At July 31, 2002 the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit. At July 31, 2002 approximately $4.6 million of letters of credit were outstanding under this credit line.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

        Net sales increased $42.8 million, or 8.5%, to $545.9 million in the first six months of fiscal 2003 from $503.1 million in the first six months of fiscal 2002. Net sales in the second quarter ended July 31, 2002, increased $22.4 million, or 9.1% to $268.0 million compared with $245.6 million a year earlier. The primary factors affecting net sales in the second quarter of fiscal 2003 versus last year were the increase in PartyLite sales of approximately 8%, the inclusion of sales of CBK since its acquisition on May 10, 2002, and the decrease of approximately 14% in premium brand sales in North America discussed below. Excluding the effect of the acquisition of CBK, net sales in the quarter ended July 31, 2002 increased approximately 1% compared to the same period a year earlier.

        Net sales in the Candles and Home Fragrance segment increased $2.4 million, or 1.2%, to $209.4 million in the second quarter ended July 31, 2002, compared with $207.0 million in the same period last year. As previously mentioned, Blyth's direct selling channel business, PartyLite, increased sales approximately 8% in the second quarter versus the prior year, which follows a 10% sales increase in the first quarter of fiscal 2003. PartyLite's increased sales are reflective of the positive impact of improved new products, catalog presentation, leadership development tools and increases in the number of independent sales consultants. Net sales in Blyth's North American premium channel business decreased approximately 14% in the quarter ended July 31, 2003 compared to the prior year period reflecting a combination of factors that include lower attendance at summer gift shows, cautious buying by our retail customers, and disappointing reception to our new product introductions. Blyth's mass channel business in North America increased sales by approximately 6% in the second quarter of fiscal 2003 compared to the prior year, driven in part by increased sales to Wal-Mart, our largest customer. In Blyth's European wholesale businesses, net sales increased approximately 7% in the premium channel but decreased approximately 4% in the mass channel during the second quarter of fiscal 2003 versus last year's second quarter. Net sales of The Sterno Group, Blyth's foodservice business, increased slightly in the second quarter of fiscal 2003 compared to the same period last year, however the overall hospitality industry has not yet fully recovered from the events of September 11, 2001.

        Net sales in the Creative Expressions segment, which now includes CBK, increased $20.0 million to $58.6 million in the quarter ended July 31, 2002, compared to $38.6 million in the prior year period. Most of this increase in net sales was attributable to the inclusion of sales made by CBK since its acquisition on May 10, 2002. The remaining increase in this segment was a result of net sales increases of approximately 7% and 4% for Midwest and JMC Impact respectively in the second quarter of fiscal 2003 versus the prior year period.

Gross Profit

        Gross profit increased $30.8 million, or 12.2%, from $251.5 million in the first six months of fiscal 2002 to $282.3 million in the first six months of fiscal 2003. Gross profit margin increased from 50.0% for the first six months of fiscal 2002 to 51.7% for the first six months of fiscal 2003. Gross profit in the second quarter ended July 31, 2002 increased $20.3 million, or 17.4%, from $117.0 million for the quarter ended July 31, 2001 to $137.3 million. Gross profit margin increased from 47.6% for the quarter ended July 31, 2001 to 51.2% for the quarter ended July 31, 2002. The increase in gross profit margin in the second quarter of fiscal 2003 versus fiscal 2002 is attributable in part to a mix shift in sales to higher gross margin products in the current year and in part to the $6.3 million unusual inventory provision recorded in the second quarter of fiscal 2002. Excluding the inventory provision recorded in fiscal 2002, the gross profit margin as a percent of sales increased approximately 1% in the second quarter of fiscal 2003 versus the same period last year.

Selling Expense

        Selling expense increased $11.6 million, or 7.6%, from $152.0 million in the first six months of fiscal 2002, when selling expense was 30.2% of net sales, to $163.6 million in the first six months of fiscal 2003, or 30.0% of net sales. Selling expense increased $4.6 million, or 6.5%, from $70.6 million in the quarter ended July 31, 2001, when selling expense was 28.8% of net sales, to $75.2 million in the quarter ended July 31, 2002, or 28.1% of net sales. The decrease in selling expense as a percent of sales, which occurred in the second quarter of fiscal 2003, relates to productivity gains and cost controls, which were partially offset by a shift in sales mix among businesses, and the inclusion of CBK.

Administrative Expense

        Administrative expense increased $6.3 million, or 13.2%, from $47.8 million in the first six months of fiscal 2002, when administrative expense was 9.5% of net sales, to $54.1 million in the first six months of fiscal 2003, or 9.9% of net sales. Administrative expense increased $5.4 million, or 23.5%, from $23.0 million in the quarter ended July 31, 2001, when administrative expense was 9.4% of net sales, to $28.4 million in the quarter ended July 31, 2002, or 10.6% of net sales. The increase in administrative expense as a percent of sales, which occurred in the second quarter of fiscal 2003 is attributable to the second quarter being our lowest sales quarter of the year and to the inclusion of a $0.8 million impairment on a closed European facility recorded in the second quarter of fiscal 2003.

Amortization

        There was no goodwill amortization recorded in the first six months of fiscal 2003 compared to $2.0 million in the same period the prior year. This decrease is a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which calls for among other things the cessation of goodwill amortization. See Note 2 to the Consolidated Financial Statements.

Operating Profit

        Operating profit increased $15.0 million, or 30.2%, to $64.6 million in the six months ended July 31, 2002 compared with $49.6 million a year earlier. Operating profit in the second quarter ended July 31, 2002 increased $11.4 million, or 51.1%, to $33.7 million compared to $22.3 million in the same period last year. The increase in operating profit in the quarter ended July 31, 2002 versus the same period the prior year was primarily a result of the inclusion of CBK since its acquisition in May 2002, an increase in PartyLite's operating profit as a result of its sales increase and the impact of the inventory provision recorded in the second quarter of fiscal 2002, discussed above under the heading "Gross Profit".

Interest Income and Other

        Interest income and other decreased approximately $3.4 million in the first six months of fiscal 2003 when compared to the prior year periods. Interest income and other decreased $1.6 million in the quarter ended July 31, 2002 when compared to the second quarter of fiscal 2002. Such decreases are primarily due to a gain on sales of marketable securities held for investment in fiscal 2002 of $3.8 million that was not repeated in fiscal 2003.

Income Taxes

        Income tax expense increased $4.5 million, from $16.9 million in the first six months of fiscal 2002, to $21.4 million in the first six months of fiscal 2003. Income tax expense increased $3.5 million, from

$7.6 million in the quarter ended July 31, 2001, to $11.1 million in the quarter ended July 31, 2002. This increase is due to the increased earnings in fiscal 2003. The effective tax rate remained at approximately 37.2%, the same as the prior year.

Cumulative Effect of Change in Accounting Principle

        The Company recorded a one-time charge of $7.4 million pre-tax, $4.5 million net of income taxes on February 1, 2002, which is reflected as the cumulative effect of a change in accounting principle, as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" (See Note 2 to the Consolidated Financial Statements).

Net Earnings

        As a result of the foregoing, earnings before the cumulative effect of change in accounting principle increased $7.5 million, or 26.2%, from $28.6 million for the six months ended July 31, 2001 to $36.1 million for the six months ended July 31, 2002. Net earnings after the cumulative effect of change in accounting principle increased $3.0 million, or 10.5%, from $28.6 million in the first six months of fiscal 2002 to $31.6 million in the first six months of fiscal 2003. Net earnings increased $5.9 million, or 45.7%, from $12.9 million in the second quarter of fiscal 2002 to $18.8 million in the second quarter of fiscal 2003.

        Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the six months ended July 31, 2002, were $0.78 an increase of $0.17, or 27.9% compared to $0.61 for the six months ended July 31, 2001. Basic net earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the six months ended July 31, 2002, were $0.68, an increase of $0.07, compared to $0.61 for the six months ended July 31, 2001. Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.78 compared to $0.60 for the same period the prior year. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.10. Diluted net earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.68, compared to $0.60 for the same period the prior year.

Liquidity and Capital Resources

        Compared to January 31, 2002, when inventory levels are typically at the lowest point of the fiscal year, inventory increased $47.8 million, from $181.8 million to $229.6 million at July 31, 2002. This increase is due to normal seasonal build and to the acquisition of CBK. Excluding CBK, inventory at July 31, 2002, decreased $21.0 million compared to the same period last year due to inventory control efforts corporate-wide. Accounts receivable increased $26.5 million, from $83.8 million at the end of fiscal 2002 to $110.3 million at July 31, 2002. Excluding CBK, compared to the same period last year accounts receivable decreased $10.5 million primarily due to a mix shift in sales. Accounts payable and accrued expenses decreased $4.2 million, to $99.9 million at July 31, 2002 compared to $104.1 million at year-end. When compared to the prior year, accounts payable and accrued expenses increased $25.8 million primarily due to more favorable payment terms with certain vendors and the inclusion of CBK.

        Capital expenditures for property, plant and equipment were approximately $9.6 million in the six months ended July 31, 2002 compared to $6.6 million in the prior year period. Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities. The Company expects total capital spending of approximately $20.0 million for fiscal 2003.

        On August 5, 2002, the Company replaced its prior $135 million credit facility with a new $200 million unsecured revolving credit facility having a three year term (the "Credit Facility"). The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At August 5, 2002, the Company was in compliance with such covenants. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at JPMorgan Chase Bank's prime rate (4.75% at August 5, 2002) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company's senior unsecured long-term debt rating and the Company's usage of the Credit Facility. On July 31, 2002, approximately $16.8 million (including $4.2 million of outstanding letters of credit) was outstanding under the prior $135 million credit facility. Borrowings under the prior credit facility were paid in full, using cash on hand, simultaneously with the closing of the new Credit Facility on August 5, 2002. As of the closing of the new Credit Facility, letters of credit outstanding under the prior credit facility, in the aggregate amount of $4.2 million, were either continued under the new Credit Facility or continued outside of the new Credit Facility

        At July 31, 2002, the Company had a total of $15.0 million available under an uncommitted bank line of credit with La Salle Bank NA, which matures in June 2003. Amounts outstanding under the line of credit bear interest at short-term fixed rates. No amounts were outstanding under the uncommitted line of credit at July 31, 2002.

        At July 31, 2002 the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit. At July 31, 2002 approximately $4.6 million of letters of credit were outstanding under this credit line.

        As of June 30, 2002, The Gies Group ("Gies") had available lines of credit of approximately $33.9 million of which approximately $9.5 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 4.27% at June 30, 2002. The lines of credit are renewed annually.

        Colony Gift Corporation Limited ("Colony"), has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 20, 2003, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $23.0 million, collateralized by certain of Colony's assets. As of June 30, 2002, Colony had borrowings under the credit facility of approximately $11.5 million, at a weighted average interest rate of 4.67%.

        At June 30, 2002, Gies had various long-term debt agreements in multiple European currencies maturing in December 2002. The total amount outstanding as of June 30, 2002 under the loan agreements was approximately $3.1 million, with variable interest rates ranging from 5.0% to 5.5%. The loans are collateralized by certain of Gies' real estate.

        As of July 31, 2002, CBK had an available secured line of credit of $23.0 million with PNC Financial Services Group, Inc., maturing in July 2003. Amounts outstanding under the line of credit bear interest at the bank's prime rate (4.75% at July 31, 2002) minus 1%, subject to various covenants. At July 31, 2002, CBK was in compliance with such covenants. At July 31, 2002, approximately $21.2 million (including $2.2 million of outstanding letters of credit) was outstanding at a weighted average interest rate of 3.75%.

        At July 31, 2002, CBK had $4.8 million of long-term debt outstanding under an Industrial Revenue Bond ("IRB"), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by the National Bank of Canada. The amount outstanding under the IRB bears interest at short-term floating rates for a weighted average interest rate of 2.04% at July 31, 2002.

        Net cash used in operating activities amounted to $7.9 million for the six months ended July 31, 2002 compared to $41.2 million used in operating activities for the six months ended July 31, 2001. The increase in cash flow from operations compared to the prior year is primarily a result of improved payment terms with vendors and increased earnings, which were partially offset by seasonal increases in inventory.

        On April 4, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 additional shares of its common stock bringing the total authorization to 6,000,000 shares. Since January 31, 2002, the Company has purchased an additional 712,100 shares on the open market for a total cost of $15.7 million, bringing the cumulative total purchased shares to 3,343,000 as of July 31, 2002, for a total cost of approximately $78.7 million. The acquired shares are held as common stock in treasury at cost.

        On September 5, 2002 the Company declared a cash dividend of $0.11 per share of the Company's common stock for the six months ended July 31, 2002. The dividend is payable to shareholders of record as of November 1, 2002 and will be paid on November 15, 2002.

Critical Accounting Policies

        For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Impact of Adoption of Recently Issued Accounting Standards

        In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Effective February 1, 2002, the company adopted EITF 01-09, EITF 00-14 and EITF 00-25. These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expense. Prior year amounts have been reclassified to conform with the current year presentation. The effect of the adoption of these issues reduced both net sales and operating expenses for the three and six month periods ended July 31, 2001 by $4.0 million and $7.7 million, respectively. The adoption of such requirements had no impact on net earnings.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle.

        As of January 31, 2002, Blyth's Consolidated Balance Sheets reflected approximately $112.3 million in goodwill net of accumulated amortization, including $31.4 million related to the Candles & Home Fragrance segment businesses, other than The Sterno Group™, $42.2 million related to The Sterno Group and $38.7 million related to the Creative Expressions segment businesses. The company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million. The fair value of The Sterno Group was determined through an independent valuation utilizing market comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to 2002 using a risk-adjusted discount rate. The impairment of The Sterno Group's goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The carrying amount of goodwill on the Company's Consolidated Balance Sheet increased approximately $34.7 million, from $112.3 million at January 31, 2002 to $147.0 million at July 31, 2002. The change in goodwill is primarily the result of the acquisition of CBK (See Footnote 3), which increased goodwill by approximately $39.4 million together with an increase in goodwill resulting from a foreign currency translation adjustment of approximately $2.7 million, and the previously discussed impairment charge, which decreased goodwill by $7.4 million.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". This standard is effective for exit or disposal activities that are initiated after December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        The Company has operations both inside and outside of the United States and sells its products worldwide. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates, credit risk and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by the Company.

Interest Rate Risk

        As of July 31, 2002 the Company is subject to interest rate risk on approximately $107.4 million of variable rate debt, including the subsidiary debt of Gies, Colony Gift and CBK. Each 1.00% change in the interest rate would impact pre-tax earnings by approximately $1,074,000 if applied to the total.

        On March 1, 2002, the Company entered into an interest rate swap agreement that matures on October 1, 2009, in relation to $50.0 million of Blyth's $150.0 million outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six-month LIBOR rate plus 2.65% (5.0% at April 1, 2002), with interest payable semi-annually on April 1 and October 1. As the debt is a qualifying hedged item, the carrying value of the hedged portion was adjusted up by $1.7 million at July 31, 2002, reflecting the fair market value of the derivative hedge.

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

        The following table provides information about the Company's foreign exchange forward contracts at July 31, 2002.

	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
	(In thousands, except average contract rate)
Canadian Dollar	$2,823	1.54	$86
Euro	28,162	0.88	(3,128)
Pound Sterling	7,702	1.44	(629)

	$38,687		$(3,671)

        The foreign exchange contracts outstanding as of July 31, 2002 have maturity dates ranging from August 2002 through February 2003.

Item 4.    Controls and Procedures

        Since September 5, 2002, the date of the last evaluation of the Company's internal controls, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to such evaluation.

Part II.    OTHER INFORMATION

Item 1. Legal Proceedings

        On April 22, 2002, the Company and its wholly-owned subsidiary, Endar Corp., commenced a legal action against Ennio Racinelli and Dynamic Designs, Inc. (a new corporation that was formed by Mr. Racinelli and his wife) and others in the Superior Court of the State of California, in which the Company and Endar have alleged, among other things, that Mr. Racinelli, the former President of Endar, has breached certain of his contractual and other obligations to the Company by, among other things, engaging in a business competitive with Endar, soliciting customers and employees of Endar and appropriating confidential information from Endar. In their complaint, the Company and Endar seek, among other things, an award for compensatory and general damages in excess of $25 million and injunctive relief. As expected, on June 3, 2002, Mr. Racinelli and the other defendants filed an answer, which denies the Company's and Endar's allegations, and a Cross-Complaint against Endar and the Company. The Cross-Complaint alleges, among other things, that the Company and Endar have breached certain of their contractual obligations to Mr. Racinelli, have intentionally interfered with the prospective economic advantage of Mr. Racinelli and Dynamic Designs, have defamed Mr. Racinelli, and have engaged in conduct that is alleged to be violative of the California Business and Professions Code. In the Cross-Complaint, Mr. Racinelli, Dynamic Designs and the other cross-complainants seek, among other things, an award of damages in an amount of not less than $50 million, a trebling of such damages pursuant to the California Business and Professions Code, declaratory relief, injunctive relief and punitive damages. The Company believes that it and Endar have meritorious defenses to all of the claims that have been asserted against them in the Cross-Complaint. The Company is unable to predict the outcome of this case and accordingly, no expense for this case has been recorded. However, in the opinion of the Company the results of this case will not have a material effect on its results of operations, financial condition or cash flows.

Item 2.    Changes in Securities

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        The following matters were voted upon at the Annual Meeting of Stockholders held on June 6, 2002, and received the votes set forth below:

  1)
  Each of the following persons nominated was elected to serve as director and received the number of votes set forth opposite his name.

	For	Against	Withheld
John W. Burkhart	42,474,325	0	482,863
Philip Greer	42,434,030	0	523,158
John E. Preschlack	42,480,413	0	476,775

    In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are: Roger A. Anderson, Robert B. Goergen, Pamela M. Goergen, Neal I. Goldman and Howard E. Rose.

  2)
  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants received 41,166,182 votes for, 1,232,478 votes against, and 558,528 votes withheld.

  3)
  A resolution to adopt the Company's Amended and Restated 1994 Stock Option Plan for Non-Employee Directors received 41,081,593 votes form, 1,431,376 votes against, and 444,219 votes withheld.

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

Competition

        Our business is highly competitive, both in terms of price and new product introductions. The worldwide market for Candle & Home Fragrance and Creative Expressions products is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry to the Candle & Home Fragrance and Creative Expressions industries, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us. From time to time during the year-end holiday season, we compete with companies offering candles manufactured in foreign countries, particularly China. In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits

    None

  b)
  Reports on Form 8-K

    During the fiscal quarter ended July 31, 2002, the Company filed the following Current Reports on Form 8-K:

      Current Report on Form 8-K on May 15, 2002 to file as an exhibit the press release announcing the Company's acquisition of CBK, Ltd., LLC.

      Current Report on Form 8-K on June 7, 2002 to file as exhibits the press release reporting the Company's results of operations for the fiscal quarter ended April 30, 2002, and the press release reporting the Company's second quarter outlook for the fiscal year ended January 31, 2003.

      Current Report on Form 8-K on June 21, 2002 to file as exhibits the Company's reclassification of fiscal 2002 earnings reflecting the adoption of EITF 01-09, EITF 00-14, EITF 00-25 and the Company's restatement of fiscal 2002 quarterly segment information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.
Date:	September 16, 2002	By:	/s/ ROBERT B. GOERGEN Robert B. Goergen President and Chief Executive Officer
Date:	September 16, 2002	By	/s/ ROBERT H. BARGHAUS Robert H. Barghaus Vice President and Chief Financial Officer

CERTIFICATIONS

        I, Robert B. Goergen, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Blyth, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 16, 2002	/s/ ROBERT B. GOERGEN Robert B. Goergen Chairman, Chief Executive Officer and President

        I, Robert H. Barghaus, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Blyth, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 16, 2002	/s/ ROBERT H. BARGHAUS Robert H. Barghaus Vice President and Chief Financial Officer

QuickLinks

INDEX
  Part I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
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
  Item 4. Controls and Procedures
  Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS