Form 10-Q
period 2002-10-31
BLYTH INC
filed 2002-12-16
CIK 921503

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED OCTOBER 31, 2002

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

46,047,682 Common Shares as of November 30, 2002

BLYTH, INC.

INDEX

			Page
Form 10-Q Cover Page			1
Form 10-Q Index			2
Part I.	Financial Information:
	Item 1.	Financial Statements (Unaudited):
		Consolidated Balance Sheets	3
		Consolidated Statements of Earnings	4,5
		Consolidated Statements of Stockholders' Equity	6
		Consolidated Statements of Cash Flows	7
		Notes to Consolidated Financial Statements	8- 14
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4.	Controls and Procedures	22
Part II.	Other Information
	Item 1.	Legal Proceedings	23
	Item 2.	Changes in Securities	23
	Item 3.	Defaults upon Senior Securities	23
	Item 4.	Submission of Matters to a Vote of Security Holders	23
	Item 5.	Other Information	23-25
	Item 6.	Exhibits and Reports on Form 8-K	25-26
Signatures			27
Certifications			28-29

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2002	January 31, 2002
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,303	$130,633
Accounts receivable, less allowance for doubtful receivables of $4,698 and $2,804, respectively	180,724	83,781
Inventories	214,127	181,840
Prepaid and other	10,399	9,241
Deferred income taxes	20,289	18,377

Total current assets	462,842	423,872

Property, plant and equipment, at cost:
Less accumulated depreciation of $181,021 and $157,666, respectively	245,262	241,914
Other assets:
Investment	3,452	3,551
Excess of cost over fair value of assets acquired	147,137	112,325
Deposits and other assets	17,383	12,650

	167,972	128,526

Total assets	$876,076	$794,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$40,335	$13,226
Current maturities of long-term debt	4,105	18,245
Accounts payable	58,734	53,414
Accrued expenses	57,170	50,680
Dividend payable	5,086	—
Income taxes	1,547	3,082

Total current liabilities	166,977	138,647

Deferred income taxes	24,477	23,066
Long-term debt, less current maturities	165,276	160,230
Other Liabilities	6,306	4,306
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—authorized 10,000,000 shares of $0.01 par
value; no shares issued and outstanding	—	—
Common stock—authorized 100,000,000 shares of $0.02 par value; issued 49,687,282 shares and 49,509,776 shares, respectively	994	990
Additional contributed capital	101,178	97,879
Retained earnings	500,923	449,038
Accumulated other comprehensive loss	(8,501)	(16,894)
Treasury stock, at cost, 3,444,200 shares and 2,630,900 shares, respectively	(81,554)	(62,950)

Total stockholders' equity	513,040	468,063

Total liabilities and stockholders' equity	$876,076	$794,312

        The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Nine months ended October 31
	2002	2001
	(In thousands, except per share data)
Net sales	$908,098	$816,449
Cost of goods sold	453,271	412,136

Gross profit	454,827	404,313

Selling	252,958	233,763
Administrative	85,330	72,555
Amortization of goodwill	—	3,356

	338,288	309,674

Operating profit	116,539	94,639
Other expense (income):
Interest expense	11,146	12,173
Interest income and other	(753)	(4,640)
Equity in earnings of investees	120	443

	10,513	7,976

Earnings before income taxes and cumulative effect of change in accounting principle	106,026	86,663
Income tax expense	39,442	32,238

Earnings before cumulative effect of change in accounting principle	66,584	54,425
Cummulative effect of change in accounting principle, net of taxes of $2,887	(4,515)	—

Net earnings	$62,069	$54,425

Basic:
Earnings per common share before cumulative effect of change in accounting principle	$1.44	$1.16
Cumulative effect of change in accounting principle	(0.10)	—

	$1.34	$1.16
Weighted average number of shares outstanding	46,306	47,071

Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$1.43	$1.15
Cumulative effect of change in accounting principle	(0.10)	—

	$1.33	$1.15
Weighted average number of shares outstanding	46,589	47,234

        The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended October 31,
	2002	2001
	(In thousands, except per share data)
Net sales	$362,181	$313,338
Cost of goods sold	189,694	160,498

Gross profit	172,487	152,840

Selling	89,316	81,739
Administrative	31,197	24,739
Amortization of goodwill	—	1,345

	120,513	107,823

Operating profit	51,974	45,017
Other expense (income):
Interest expense	3,576	4,139
Interest income and other	(58)	(585)
Equity in (earnings) losses of investees	(70)	268

	3,448	3,822

Earnings before income taxes	48,526	41,195
Income tax expense	18,052	15,324

Net earnings	$30,474	$25,871

Basic: Net earnings per common share	$0.66	$0.55
Weighted average number of shares outstanding	46,299	47,060

Diluted: Net earnings per common share	$0.65	$0.55
Weighted average number of shares outstanding	46,602	47,201

        The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	October 31,
	Common stock				Treasury stock		Accumulated other comprehensive income (loss)
			Additional contributed capital	Retained earnings
	Shares	Amount			Shares	Amount		Total
	(In thousands, except share data)
For the nine months ended October 31, 2001:
Balance, January 31, 2001	49,431,576	$989	$96,912	$390,447	(2,356,800)	$(56,959)	$(9,595)	$421,794
Net earnings for the period				54,425				54,425
Foreign currency translation adjustments							(7,192)	(7,192)
Reclassification adjustments for gains included in net income (net of tax of $737)							1,244	1,244
Unrealized holding gains on certain investments (net of tax of $17)							29	29
Net loss on cash flow hedging instruments (net of tax of $24)							(37)	(37)

Comprehensive income								48,469
Common stock issued in connection with exercise of stock options	36,200	—	354					354
Dividends				(9,416)				(9,416)
Treasury stock purchases					(74,100)	(1,573)		(1,573)

Balance, October 31, 2001	49,467,776	$989	$97,266	$435,456	(2,430,900)	$(58,532)	$(15,551)	$459,628

For the nine months ended October 31, 2002:
Balance, October 31, 2002:	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the period				62,069				62,069
Foreign currency translation adjustments							8,949	8,949
Unrealized holding losses on certain investments (net of tax of $26)							(44)	(44)
Net loss on cash flow hedging instruments (net of tax of $303)							(512)	(512)

Comprehensive income								70,462
Common stock issued in connection with exercise of stock options	177,506	4	2,987					2,991
Tax benefit from stock options			312					312
Dividends				(10,184)				(10,184)
Treasury stock purchases					(813,300)	(18,604)		(18,604)

Balance, October 31, 2002	49,687,282	$994	$101,178	$500,923	(3,444,200)	$(81,554)	$(8,501)	$513,040

        The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended October 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net earnings	$62,069	$54,425
Adjustments to reconcile net earnings to net cash used in operating activities:
Cummulative effect of change in accounting principle, net of tax	4,515	—
Depreciation and amortization	22,740	26,571
Tax benefit from stock options	312	—
Deferred income taxes	2,386	736
Equity in earnings of investees	120	443
Gain on sales of long-term investment	—	(1,981)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(85,021)	(88,927)
Inventories	(16,340)	(7,091)
Prepaid and other	201	(37)
Deposits and other assets	(280)	(1,591)
Accounts payable	(1,793)	(11,809)
Accrued expenses	5,167	(7,542)
Other liabilities	1,713	874
Income taxes	(1,722)	(3,055)

Total adjustments	(68,002)	(93,409)

Net cash used in operating activities	(5,933)	(38,984)

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,405)	(11,327)
Proceeds from sales of long-term investment	26	11,634
Purchase of businesses, net of cash acquired	(51,037)	(61,392)

Net cash used in investing activities	(62,416)	(61,085)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,991	354
Purchases of treasury stock	(18,604)	(1,573)
Borrowings from bank line of credit	107,580	61,634
Repayments on bank line of credit	(92,719)	(47,678)
Borrowings on long-term debt	517	36,466
Repayments on long-term debt	(19,648)	(4,664)
Dividends paid	(5,098)	(4,707)

Net cash provided by (used in) financing activities	(24,981)	39,832

Net decrease in cash and cash equivalents	(93,330)	(60,237)
Cash and cash equivalents at beginning of period	130,633	93,036

Cash and cash equivalents at end of period	$37,303	$32,799

Non-cash investing and financing activities:
Cash dividend declared, $0.11 per share in 2002 and $0.10 in 2001	$5,086	$4,709

        The accompanying notes are an integral part of these financial statements

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

        The Company operates in two business segments—the Candles & Home Fragrance segment and the Creative Expressions segment (formerly Creative Expressions and Foodservice). The Company has operations both inside and outside the United States and sells its products worldwide.

        The Candles & Home Fragrance segment designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products, and markets a broad range of related candle accessories, as well as tabletop illumination products and chafing fuel. These products are sold direct to the consumer under the PartyLite® brand, to retailers in the premium and specialty retail channels under the Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, and Kate's™ brands, in the mass retail channel under the Florasense®, Ambria™, and FilterMate® brands and to the Foodservice industry under the Sterno®, Ambria™, and HandyFuel® brand names. In Europe, these products are also sold under the Colonial, Ambria, Carolina Designs, Gies, Liljeholmens, and Wax Lyrical brands.

        The Creative Expressions segment designs, sources or manufactures and markets a broad range of complementary specialty products for the consumer market, including home décor and giftware products under the CBK™ brand and seasonal and paper-related products under the JMC Impact® and Midwest of Cannon Falls® brand names.

        The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies which are not majority owned or controlled are reported using the equity method and are recorded in other assets. Certain of the Company's subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31. European operations maintain a calendar year accounting period, which is consolidated with the Company's fiscal period. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring accruals necessary for fair presentation of the Company's consolidated financial position at October 31, 2002 and the consolidated results of its operations and cash flows for the nine-month periods ended October 31, 2002 and 2001. These interim statements should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2002, as set forth in the Company's Annual Report on Form 10-K. Operating results for the nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

2.    New Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Effective February 1, 2002, the company adopted EITF 01-09, EITF 00-14 and EITF 00-25. These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expense. Prior year amounts have been reclassified to conform with the current year presentation. The effect of the adoption of these issues reduced both net sales and operating expenses for the three and nine month periods ended October 31, 2001 by $5.8 million and $13.5 million, respectively. The adoption of such requirements had no impact on net earnings.

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

        As of January 31, 2002, Blyth's Consolidated Balance Sheets reflected approximately $112.3 million in goodwill net of accumulated amortization, including $31.4 million related to the Candles & Home Fragrance segment businesses, other than The Sterno Group™, $42.2 million related to The Sterno Group and $38.7 million related to the Creative Expressions segment businesses. The Company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million. The fair value of The Sterno Group was determined through an independent valuation utilizing market comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to January 31, 2002 using a risk-adjusted discount rate. The impairment of The Sterno Group's goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The carrying amount of goodwill on the Company's Consolidated Balance Sheet increased approximately $34.8 million, from $112.3 million at January 31, 2002 to $147.1 million at October 31, 2002. The change in goodwill is primarily the result of the acquisition of CBK (See Note 3), which increased goodwill by approximately $39.4 million together with an increase in goodwill resulting from a foreign currency translation adjustment of approximately $2.8 million, and the previously discussed impairment charge, which decreased goodwill by $7.4 million.

        The following table sets forth Blyth's net income and earnings per share for the three and nine month periods ended October 31, 2002 and 2001, respectively, and is adjusted to exclude 2001 amortization expense related to goodwill that is no longer being amortized and to reflect the cumulative effect of a change in accounting principle related to the adoption of SFAS 142.

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands)
Earnings before cumulative effect of change in accounting principle	$30,474	$25,871	$66,584	$54,425
Goodwill amortization, net of taxes of $500 and $1,248	—	845	—	2,108
Cumulative effect of change in accounting principle, net of taxes of $2,887	—	—	(4,515)	—

Adjusted net income	$30,474	$26,716	$62,069	$56,533

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.66	$0.55	$1.44	$1.16
Goodwill amortization, net of taxes	—	0.02	—	0.04
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.10)	—

Adjusted net income	$0.66	$0.57	$1.34	$1.20

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.65	$0.55	$1.43	$1.15
Goodwill amortization, net of taxes	—	0.02	—	0.04
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.10)	—

Adjusted net income	$0.65	$0.57	$1.33	$1.19

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

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands except per share data)
Net sales	$362,181	$335,574	$929,683	$879,604
Earnings before cumulative effect of change in accounting principle	30,474	27,194	68,372	58,117
Net earnings	30,474	27,194	63,857	58,117
Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$0.66	$0.58	$1.48	$1.23
Net earnings per common share	0.66	0.58	1.38	1.23
Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$0.65	$0.58	$1.47	$1.23
Net earnings per common share	0.65	0.58	1.37	1.23

        The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company's results of operations or financial condition actually would have been had the acquisition been made as of February 1, 2001.

4.    Inventories

        The components of inventory consist of the following (in thousands):

	October 31, 2002	January 31, 2002
Raw materials	$30,929	$35,142
Work in procress	600	1,994
Finished goods	182,598	144,704

	$214,127	$181,840

5.    Earnings per Share

        The components of basic and diluted earnings per share are as follows (in thousands):

	Three months Ended October 31, 2002	Nine months Ended October 31, 2002	Three months Ended October 31, 2001	Nine months Ended October 31, 2001
Net earnings	$30,474	$62,069	$25,871	$54,425

Weighted average number of common shares outstanding:
Basic	46,299	46,306	47,060	47,071
Dilutive effect of stock options	303	283	141	163

Weighted average number of common shares outstanding:
Diluted	46,602	46,589	47,201	47,234

        As of October 31, 2002 and 2001, options to purchase 38,313 and 223,144 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

6.    Unusual Charges

        At January 31, 2002, the Company had approximately $3.2 million of restructuring accruals included in the Consolidated Balance Sheet, of which $1.5 million related to lease obligations, and $1.7 million related to severance costs. Due to a sublease contract that resulted in a reversal of $0.5 million of lease obligations and payments made during the nine-month period ended October 31, 2002, approximately $0.5 million of lease obligations were remaining on the balance sheet at October 31, 2002. The lease obligations continue through the third quarter of fiscal 2004. Substantially all severance costs were paid as of October 31, 2002.

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

        In the segment summary table below, earnings represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other expense includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments.

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands)
Net Sales
Candles & Home Fragrance	$267,905	$244,295	$737,520	$700,663
Creative Expressions	94,276	69,043	170,578	115,786

Total	$362,181	$313,338	$908,098	$816,449
Earnings
Candles & Home Fragrance	$32,032	$28,563	$88,026	$74,144
Creative Expressions	19,942	16,454	28,513	20,495

	51,974	45,017	116,539	94,639
Other expense	(3,448)	(3,822)	(10,513)	(7,976)

Earnings before income taxes and cummulative effect of accounting change	$48,526	$41,195	$106,026	$86,663

8.    Contingencies

        On April 22, 2002, the Company and its wholly-owned subsidiary, Endar Corp., commenced a legal action against Ennio Racinelli and Dynamic Designs, Inc. (a new corporation that was formed by Mr. Racinelli and his wife) and others in the Superior Court of the State of California, in which the Company and Endar have alleged, among other things, that Mr. Racinelli, the former President of Endar, has breached certain of his contractual and other obligations to the Company by, among other things, engaging in a business competitive with Endar, soliciting customers and employees of Endar and appropriating confidential information from Endar. In their complaint, the Company and Endar seek, among other things, an award for compensatory and general damages in excess of $25 million and injunctive relief. As expected, on June 3, 2002, Mr. Racinelli and the other defendants filed an answer, which denies the Company's and Endar's allegations, and a Cross-Complaint against Endar and the Company. The Cross-Complaint alleges, among other things, that the Company and Endar have breached certain of their contractual obligations to Mr. Racinelli, have intentionally interfered with the prospective economic advantage of Mr. Racinelli and Dynamic Designs, have defamed Mr. Racinelli, and have engaged in conduct that is alleged to be violative of the California Business and Professions Code. In the Cross-Complaint, Mr. Racinelli, Dynamic Designs and the other cross-complainants seek, among other things, an award of damages in an amount of not less than $50 million, a trebling of such damages pursuant to the California Business and Professions Code, declaratory relief, injunctive relief and punitive damages. The Company believes that it and Endar have meritorious defenses to all of the claims that have been asserted against them in the Cross-Complaint. The Company is unable to predict the outcome of this case and accordingly no expense, except for attorney's fees paid to date, has been recorded for this case. However, in the opinion of the Company the results of this case will not have a material effect on its results of operations, financial condition or cash flows.

9.    Debt

        On August 5, 2002, the Company replaced its prior $135 million credit facility with a new $200 million unsecured revolving credit facility having a three year term (the "Credit Facility"). The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At October 31, 2002, the Company was in compliance with such covenants. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at JPMorgan Chase Bank's prime rate (4.75% at October 31, 2002) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company's senior unsecured long-term debt rating and the Company's usage of the Credit Facility. On October 31, 2002, approximately $3.1 million of letters of credit were outstanding under the Credit Facility. Borrowings under the prior credit facility were paid in full, using cash on hand, simultaneously with the closing of the new Credit Facility on August 5, 2002.

        As of October 31, 2002, CBK had an available secured line of credit of $23.0 million with PNC Financial Services Group, Inc., maturing in July 2003. Amounts outstanding under the line of credit bear interest at the bank's prime rate (4.75% at October 31, 2002) minus 1%, subject to various covenants. At October 31, 2002, CBK was in compliance with such covenants. At October 31, 2002, approximately $8.0 million (including $1.1 million of outstanding letters of credit) was outstanding at a weighted average interest rate of 3.75%.

        At October 31, 2002, CBK had $4.8 million of long-term debt outstanding under an Industrial Revenue Bond ("IRB"), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by the National Bank of Canada. The amount outstanding under the IRB bears interest at short-term floating rates for a weighted average interest rate of 2.05% at October 31, 2002.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

        Net sales increased $91.7 million, or 11.2%, to $908.1 million in the first nine months of fiscal 2003 from $816.4 million in the first nine months of fiscal 2002. Net sales in the quarter ended October 31, 2002, increased $48.9 million, or 15.6% to $362.2 million compared with $313.3 million for the same period a year earlier. The primary factors affecting net sales in the third quarter of fiscal 2003 versus the same period last year were the increase in PartyLite sales of approximately 9%, the inclusion of sales of CBK acquired on May 10, 2002, the 18% sales increase in the North American mass market and the 17% sales increase in The Sterno Group. Excluding the effect of the acquisition of CBK, net sales in the quarter ended October 31, 2002 increased approximately 8% compared to the same period a year earlier.

        Net sales in the Candles & Home Fragrance segment increased $23.6 million, or 9.7%, to $267.9 million in the third quarter ended October 31, 2002, compared with $244.3 million in the same period last year. As previously mentioned, Blyth's direct selling channel business, PartyLite, increased sales approximately 9% in the third quarter versus the same period in the prior year, which follows an 8% sales increase in the second quarter of fiscal 2003. PartyLite's increased sales are reflective of the positive impact of improved new products, catalog presentation, leadership development tools and increases in the number of independent sales consultants. Net sales in Blyth's North American mass channel business increased approximately 18% in the quarter ended October 31, 2002 compared to the prior year period, driven in part by increased sales to Wal-Mart, our largest customer. Net sales in Blyth's North American and European premium channel businesses in the third quarter of fiscal 2003 were essentially equal to the same period the prior year. In Blyth's European mass channel, net sales increased approximately 9% during the third quarter of fiscal 2003 versus last year's third quarter. Net sales of The Sterno Group, Blyth's foodservice business, increased 17% in the third quarter of fiscal 2003 compared to the same period last year, as the business rebounded from the events of September 11, 2001.

        Net sales in the Creative Expressions segment, which now includes CBK, increased $25.3 million to $94.3 million in the quarter ended October 31, 2002, compared to $69.0 million in the prior year period. Most of this increase in net sales was attributable to the inclusion of sales made by CBK, which was acquired on May 10, 2002. Net sales for the third quarter of fiscal 2003 in the premium channel in this segment, represented by Midwest, increased approximately 5% while JMC Impact our mass channel business experienced a net sales decrease of approximately 1%, both versus the prior year period.

Gross Profit

        Gross profit increased $50.5 million, or 12.5%, from $404.3 million in the first nine months of fiscal 2002 to $454.8 million in the first nine months of fiscal 2003. Gross profit margin increased 49.5% for the first nine months of fiscal 2002 to 50.1% for the first nine months of fiscal 2003. Gross profit in the quarter ended October 31, 2002 increased $19.7 million, or 12.9%, from $152.8 million for the quarter ended October 31, 2001 to $172.5 million. Gross profit margin decreased from 48.8% for the quarter ended October 31, 2001 to 47.6% for the quarter ended October 31, 2002. The decrease in gross profit margin in the third quarter of fiscal 2003 versus fiscal 2002 is attributable primarily to the increased sales in the North American and European mass channels, which typically have margins below the corporate average.

Selling Expense

        Selling expense increased $19.2 million, or 8.2%, from $233.8 million in the first nine months of fiscal 2002, when selling expense was 28.6% of net sales, to $253.0 million in the first nine months of fiscal 2003, or 27.9% of net sales. Selling expense increased $7.6 million, or 9.3%, from $81.7 million in the quarter ended October 31, 2001, when selling expense was 26.1% of net sales, to $89.3 million in the quarter ended October 31, 2002, or 24.7% of net sales. The decrease in selling expense as a percentage of sales that occurred in the third quarter of fiscal 2003 when compared to the same period the prior year, relates primarily to the higher percentage of sales in the mass channel for which selling expenses, as a percentage of net sales, are relatively lower.

Administrative Expense

        Administrative expense increased $12.7 million, or 17.5%, from $72.6 million in the first nine months of fiscal 2002, when administrative expense was 8.9% of net sales, to $85.3 million in the first nine months of fiscal 2003, or 9.4% of net sales. Administrative expense increased $6.5 million, or 26.3%, from $24.7 million in the quarter ended October 31, 2001, when administrative expense was 7.9% of net sales, to $31.2 million in the quarter ended October 31, 2002, or 8.6% of net sales. The increase in administrative expense which occurred in the third quarter of fiscal 2003 is primarily attributable to the inclusion of CBK, the accrual of bonuses that were not accrued or paid last year, increased spending on information technology and an ongoing commitment to research and development.

Amortization

        There was no goodwill amortization recorded in the first nine months of fiscal 2003 compared to $3.4 million in the same period in the prior year. This decrease is a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which calls for among other things the cessation of goodwill amortization (See Note 2 to the Consolidated Financial Statements).

Operating Profit

        Operating profit increased $21.9 million, or 23.2%, to $116.5 million in the nine months ended October 31, 2002 compared with $94.6 million for the same period a year earlier. Operating profit in the quarter ended October 31, 2002 increased $7.0 million, or 15.6%, to $52.0 million compared to $45.0 million in the same period last year. The increase in operating profit in the quarter ended October 31, 2002 versus the same period in the prior year was primarily due to an increase in PartyLite's operating profit as a result of its sales increase and to the inclusion of CBK.

Interest Income and Other

        Interest income and other decreased approximately $3.9 million in the first nine months of fiscal 2003 when compared to the same period in the prior year. Interest income and other decreased approximately $.5 million in the quarter ended October 31, 2002 when compared to same period in the prior year. The decrease for the nine month period ended October 31, 2002 when compared to the same period the previous year was primarily due to a gain on sales of marketable securities held for investment in fiscal 2002 of $3.8 million that was not repeated in fiscal 2003.

Income Taxes

        Income tax expense increased $7.2 million, from $32.2 million in the first nine months of fiscal 2002, to $39.4 million in the first nine months of fiscal 2003. Income tax expense increased $2.8 million, from $15.3 million in the quarter ended October 31, 2001, to $18.1 million in the quarter ended

October 31, 2002. This increase is due to the increased earnings in fiscal 2003. The effective tax rate remained approximately 37.2%, the same as the prior year.

Cumulative Effect of Change in Accounting Principle

        As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets", the Company recorded a one-time charge of $7.4 million pre-tax, $4.5 million net of income taxes, on February 1, 2002, which is reflected as the cumulative effect of a change in accounting principle (See Note 2 to the Consolidated Financial Statements).

Net Earnings

        As a result of the foregoing, earnings before the cumulative effect of change in accounting principle increased $12.2 million, or 22.4%, from $54.4 million for the nine months ended October 31, 2001 to $66.6 million for the nine months ended October 31, 2002. Net earnings after the cumulative effect of change in accounting principle increased $7.7 million, or 14.2%, from $54.4 million in the first nine months of fiscal 2002 to $62.1 million in the first nine months of fiscal 2003. Net earnings increased $4.6 million, or 17.8%, from $25.9 million in the third quarter of fiscal 2002 to $30.5 million in the third quarter of fiscal 2003.

        Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the nine months ended October 31, 2002, were $1.44, an increase of $0.28, or 24.1% compared to $1.16 for the nine months ended October 31, 2001. Basic net earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the nine months ended October 31, 2002, were $1.34, an increase of $0.18, compared to $1.16 for the nine months ended October 31, 2001. Basic earnings per share for the quarter ended October 31, 2002, were $0.66 an increase of $0.11, or 20.0% compared to $0.55 for the three months October 31, 2001. Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.43 for the nine months ended October 31, 2002 compared to $1.15 for the same period the prior year. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.10. Diluted net earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.33 for the nine months ended October 31, 2002, compared to $1.15 for the same period the prior year. Diluted earnings per share were $0.65 for the quarter ended October 31, 2002, compared to $0.55 for the same period last year, an increase of $0.10, or 18.2%.

Liquidity and Capital Resources

        Compared to January 31, 2002, when inventory levels are typically at the lowest point of the fiscal year, inventory increased $32.3 million, from $181.8 million to $214.1 million at October 31, 2002. This increase is due to normal seasonal build and to the acquisition of CBK. Excluding CBK, inventory at October 31, 2002, decreased $25.3 million compared to October 31, 2001, due to inventory control efforts corporate-wide. Accounts receivable increased $96.9 million, from $83.8 million at the end of fiscal 2002 to $180.7 million at October 31, 2002. This increase is normal given the increased holiday season sales. Accounts payable and accrued expenses increased $11.8 million, to $115.9 million at October 31, 2002 compared to $104.1 million at year-end. When compared to October 31, 2001, accounts payable and accrued expenses increased $23.8 million primarily due to more favorable payment terms with certain vendors, increased expense accruals and the inclusion of CBK.

        Capital expenditures for property, plant and equipment were approximately $11.4 million in the nine months ended October 31, 2002 compared to $11.3 million in the prior year period. Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities. The Company expects total capital spending to be in the range of $13.0 - $16.0 million for fiscal 2003.

        On August 5, 2002, the Company replaced its prior $135 million credit facility with a new $200 million unsecured revolving credit facility having a three year term (the "Credit Facility"). The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At October 31, 2002, the Company was in compliance with such covenants. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at JPMorgan Chase Bank's prime rate (4.75% at October 31, 2002) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company's senior unsecured long-term debt rating and the Company's usage of the Credit Facility. On October 31, 2002, approximately $3.1 million of letters of credit were outstanding under the Credit Facility. Borrowings under the prior credit facility were paid in full, using cash on hand, simultaneously with the closing of the new Credit Facility on August 5, 2002.

        At October 31, 2002, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank NA, which matures in June 2003. Amounts outstanding under the line of credit bear interest at short-term fixed rates. No amounts were outstanding under the uncommitted line of credit at October 31, 2002.

        At October 31, 2002, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit. At October 31, 2002, approximately $3.1 million of letters of credit were outstanding under this credit line.

        As of September 30, 2002, The Gies Group ("Gies") had available lines of credit of approximately $35.9 million of which approximately $18.6 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 4.34% at September 30, 2002. The lines of credit are renewed annually.

        Colony Gift Corporation Limited ("Colony") has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 20, 2003, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $23.5 million, collateralized by certain of Colony's assets. As of September 30, 2002, Colony had borrowings under the credit facility of approximately $14.8 million, at a weighted average interest rate of 4.71%.

        As of October 31, 2002, CBK had an available secured line of credit of $23.0 million with PNC Financial Services Group, Inc., maturing in July 2003. Amounts outstanding under the line of credit bear interest at the bank's prime rate (4.75% at October 31, 2002) minus 1%, subject to various covenants. At October 31, 2002, CBK was in compliance with such covenants. At October 31, 2002, approximately $8.0 million (including $1.1 million of outstanding letters of credit) was outstanding at a weighted average interest rate of 3.75%.

        At October 31, 2002, CBK had $4.8 million of long-term debt outstanding under an Industrial Revenue Bond ("IRB"), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by the National Bank of Canada. The amount outstanding under the IRB bears interest at short-term floating rates for a weighted average interest rate of 2.05% at October 31, 2002.

        Net cash used in operating activities amounted to $5.9 million for the nine months ended October 31, 2002 compared to $39.0 million used in operating activities for the nine months ended October 31, 2001. The increase in cash flow from operations compared to the prior year is primarily a result of improved payment terms with vendors, increases in accrued expenses and increased earnings, which were partially offset by seasonal increases in inventory.

        On April 4, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 additional shares of its common stock bringing the total authorization to 6,000,000 shares. Since January 31, 2002, the Company has purchased an additional 813,300 shares on the open market for a total cost of $18.6 million, bringing the cumulative total purchased shares to 3,444,200 as of October 31, 2002, for a total cost of approximately $81.6 million. The acquired shares are held as common stock in treasury at cost.

        On September 5, 2002 the Company declared a cash dividend of $0.11 per share of the Company's common stock for the six months ended July 31, 2002. The dividend was payable to shareholders of record as of November 1, 2002 and was paid on November 15, 2002.

Critical Accounting Policies

        For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Impact of Adoption of Recently Issued Accounting Standards

        In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Effective February 1, 2002, the company adopted EITF 01-09, EITF 00-14 and EITF 00-25. These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expense. Prior year amounts have been reclassified to conform with the current year presentation. The effect of the adoption of these issues reduced both net sales and operating expenses for the three and nine-month periods ended October 31, 2001 by $5.8 million and $13.5 million, respectively. The adoption of such requirements had no impact on net earnings.

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

        As of January 31, 2002, Blyth's Consolidated Balance Sheets reflected approximately $112.3 million in goodwill net of accumulated amortization, including $31.4 million related to the Candles & Home Fragrance segment businesses, other than The Sterno Group™, $42.2 million related to The Sterno Group and $38.7 million related to the Creative Expressions segment businesses. The company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million. The fair value of The Sterno Group was determined through an independent valuation utilizing market comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to January 31, 2002 using a risk-adjusted discount rate. The impairment of The Sterno Group's goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The carrying amount of goodwill on the Company's Consolidated Balance Sheet increased approximately $34.8 million, from $112.3 million at January 31, 2002 to $147.1 million at October 31, 2002. The change in goodwill is primarily the result of the acquisition of CBK (See Footnote 3), which increased goodwill by approximately $39.4 million together with an increase in goodwill resulting from a foreign currency translation adjustment of approximately $2.8 million, and the previously discussed impairment charge, which decreased goodwill by $7.4 million.

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

Interest Rate Risk

        As of October 31, 2002 the Company is subject to interest rate risk on approximately $95.2 million of variable rate debt, including the subsidiary debt of Gies, Colony Gift and CBK. Each 1.00% increase in the interest rate would impact pre-tax earnings by approximately $952,000 if applied to the total.

        On March 1, 2002, the Company entered into an interest rate swap agreement that matures on October 1, 2009, in relation to $50.0 million of Blyth's $150.0 million outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six-month LIBOR rate plus 2.65% (4.4% at October 1, 2002), with interest payable semi-annually on April 1 and October 1. As the debt is a qualifying hedged item, the carrying value of the hedged portion was adjusted up by $4.1 million at October 31, 2002, reflecting the fair market value of the derivative hedge.

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

        The following table provides information about the Company's foreign exchange forward contracts at October 31, 2002.

	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
	(In thousands, except average contract rate)
Canadian Dollar	$6,472	1.58	$(64)
Euro	27,672	0.88	(3,323)
Pound Sterling	21,254	1.50	(727)

	$55,398		$(4,114)

        The foreign exchange contracts outstanding as of October 31, 2002 have maturity dates ranging from November 2002 through April 2003.

Item 4.    Controls and Procedures

        Within the 90 days prior to the date of this report, our principal executive officer and principal financial officer reviewed our disclosure controls and procedures. Following such review we implemented minor changes, primarily to formalize and document certain procedures already in place. As of the date of this report, we, and our principal executive officer and principal financial officer, believe that our disclosure controls and procedures are operating effectively as designed.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the Company carried out its evaluation.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        On April 22, 2002, the Company and its wholly-owned subsidiary, Endar Corp., commenced a legal action against Ennio Racinelli and Dynamic Designs, Inc. (a new corporation that was formed by Mr. Racinelli and his wife) and others in the Superior Court of the State of California, in which the Company and Endar have alleged, among other things, that Mr. Racinelli, the former President of Endar, has breached certain of his contractual and other obligations to the Company by, among other things, engaging in a business competitive with Endar, soliciting customers and employees of Endar and appropriating confidential information from Endar. In their complaint, the Company and Endar seek, among other things, an award for compensatory and general damages in excess of $25 million and injunctive relief. As expected, on June 3, 2002, Mr. Racinelli and the other defendants filed an answer, which denies the Company's and Endar's allegations, and a Cross-Complaint against Endar and the Company. The Cross-Complaint alleges, among other things, that the Company and Endar have breached certain of their contractual obligations to Mr. Racinelli, have intentionally interfered with the prospective economic advantage of Mr. Racinelli and Dynamic Designs, have defamed Mr. Racinelli, and have engaged in conduct that is alleged to be violative of the California Business and Professions Code. In the Cross-Complaint, Mr. Racinelli, Dynamic Designs and the other cross-complainants seek, among other things, an award of damages in an amount of not less than $50 million, a trebling of such damages pursuant to the California Business and Professions Code, declaratory relief, injunctive relief and punitive damages. The Company believes that it and Endar have meritorious defenses to all of the claims that have been asserted against them in the Cross-Complaint. The Company is unable to predict the outcome of this case and accordingly no expense, except for attorney's fees paid to date, has been recorded for this case. However, in the opinion of the Company the results of this case will not have a material effect on its results of operations, financial condition or cash flows.

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

        There can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere in this Report and in the Company's other public filings and statements, the following are important factors that, in the view of the Company, couldcause actual results to differ materially from those discussed in the Company's forward-looking statements. The Company disclaims any obligation to update any forward-looking statements, or the following factors, to reflect events or circumstances after the date of this Report.

Risk of Inability to Maintain Growth Rate

        The Company has grown substantially in past years. While we expect continued growth, we expect that our future rate of growth will be less than our historical growth rate. In the Candles & Home Fragrance segment we expect the international market to grow faster than the domestic market. The market for our Foodservice products has grown, but more slowly, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including the following: market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, sourcing of raw materials, and increases in production and distribution capacity to meet demand. The Candles & Home Fragrance and Creative Expressions industries are driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. Our sales and earnings results have recently been impacted negatively by a slowing of the United States economy as a whole and by a drop in consumer confidence at both the individual and retailer levels. There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future. If the United States economy slows further and/or consumer confidence drops further, our operating results may be materially adversely affected. During fiscal 2002, we have incurred certain one-time expenses in connection with the restructuring of our U.S. and European consumer wholesale operations. While we expect these actions to position us more effectively for continued growth and profitability, there can be no assurance that we will achieve these results. We expect that, as we grow, our rate of growth will be less than our historical growth rate. Our past growth in both the Candles & Home Fragrance segment and the Creative Expressions segment has been due, in part, to acquisitions. We expect our future growth in the Candles & Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions, and we continue to pursue strategic acquisitions in certain areas of the Creative Expressions segment. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations. In the future, acquisitions may contribute more to the Company's overall sales growth rate than historically.

Ability to Respond to Increased Product Demand

        In the past, our internal growth has required increases in personnel, expansion of production and distribution facilities, and enhancement of management information systems. More recently, we have eliminated one of our facilities to address manufacturing over-capacity. Our ability to meet future demand for Candles & Home Fragrance and Creative Expressions products will be dependent upon success in (1) training, motivating and managing new employees, (2) bringing new production and distribution capacity on line in a timely manner, (3) improving management information systems in order to respond promptly to customer orders and (4) improving our ability to forecast anticipated product demand in order to continue to fill customer orders promptly. If we are unable to meet future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

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

Competition

        Our business is highly competitive, both in terms of price and new product introductions. The worldwide market for Candles & Home Fragrance and Creative Expressions products is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry to the Candles & Home Fragrance and Creative Expressions industries, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us. From time to time during the year-end holiday season, we compete with companies offering candles manufactured in foreign countries, particularly China. In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits

    None

  b)
  Reports on Form 8-K

    During the fiscal quarter ended October 31, 2002, the Company filed the following Current Reports on Form 8-K:

      Current Report on Form 8-K on August 27, 2002 to file as an exhibit the press release announcing the Company's new unsecured revolving credit facility.

      Current Report on Form 8-K on August 29, 2002 to file as exhibits the press release reporting the Company's results of operations for the fiscal quarter ended July 31, 2002,

      and the press release reporting the Company's third quarter and full-year outlook for the fiscal year ended January 31, 2003.

      Current Report on Form 8-K on September 11, 2002 to file as an exhibit the press release announcing the Company's declaration of a semi-annual dividend.

      Current Report on Form 8-K on September 16, 2002 to file as exhibits copies of the certifications of the Principal Executive Officer and the Principal Financial Officer of the Company that accompanied the Form 10-Q filed for the fiscal quarter ended July 31, 2002 pursuant to 18 U.S.C. section 1350.

      Amended Current Report on Form 8-K/A on September 17, 2002 to amend the Form 8-K filed on September 16, 2002 related to Principal Officer certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.
Date: December 16, 2002	By:	/s/ ROBERT B. GOERGEN Robert B. Goergen President and Chief Executive Officer
Date: December 16, 2002	By:	/s/ ROBERT H. BARGHAUS Robert H. Barghaus Vice President and Chief Financial Officer

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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ ROBERT B. GOERGEN Robert B. Goergen Chairman, Chief Executive Officer and President

CERTIFICATIONS

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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ ROBERT H. BARGHAUS Robert H. Barghaus Vice President and Chief Financial Officer

QuickLinks

BLYTH, INC. INDEX
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
CERTIFICATIONS