Form 10-K
period 2003-01-31
BLYTH INC
filed 2003-05-01
CIK 921503

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 1-13026

BLYTH, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-2984916 (I.R.S. Employer Identification No.)
One East Weaver Street Greenwich, Connecticut (Address of Principal Executive Offices)	06831 (Zip Code)
Registrant's telephone number including area code: (203) 661-1926
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.02 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of July 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.382 billion based on the closing price of the registrant's Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

        As of April 7, 2003, there were 46,089,127 outstanding shares of Common Stock, $0.02 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2003 Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2003 (Incorporated into Part III).

TABLE OF CONTENTS

PART I

Part I

Item 1.    Business

(a)
General Development of the Business

        Blyth, Inc. (together with its subsidiaries, the "Company," which may be referred to as "we," "us" or "our") designs, manufactures, markets and distributes an extensive line of candles and home fragrance products, as well as Away From Home or Foodservice products. The Company also designs, markets and distributes a wide range of home décor and decorative seasonal products ("Creative Expressions"). The Company has operations within and outside the United States and sells its products worldwide.

        Since becoming a public company, our net sales have grown substantially. Both internal growth and acquisitions have contributed to such growth. Internal growth has been generated primarily by (a) increased sales of existing candles and home fragrance products and creative expressions products to consumers and retailers worldwide, (b) the introduction of new products and product line extensions and (c) geographic expansion. We have successfully integrated numerous acquisitions and investments into our operations since the Company's formation in 1977.

        You can learn more about us by visiting our website at www.blyth.com. The information therein, however, is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

(b)
Description of and Financial Information About Business Segments

        The Company operates in two business segments: the Candles & Home Fragrance segment, including Away From Home products, and the Creative Expressions segment, which accounted for approximately 84% and 16%, respectively, of consolidated net sales for the fiscal year ended January 31, 2003. The financial information relating to these business segments for each of the years in the periods ended January 31, 2003, 2002 and 2001, appearing in Note 13 to the Company's consolidated financial statements in this Annual Report on Form 10-K, is incorporated herein by reference. Further description of each business segment is provided below.

Candles & Home Fragrance Segment

        Within the Candles & Home Fragrance segment, products designed, manufactured, sourced, marketed and distributed by the Company primarily include scented and unscented candles, potpourri and environmental fragrance products (including air fresheners, filters and sprays), bath products and a broad range of related accessories. These products are sold under various brand names, including PartyLite®, Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina® and Florasense®, through a variety of distribution channels.

        We are also a producer of chafing fuel, tabletop illumination products and other Foodservice products sold under various brand names, including Sterno®, HandyFuel® and Ambria®. We sell these Away From Home products, both domestically and internationally, through independent sales representatives and distributors.

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

United States Consumer Market

        With respect to the consumer market in the United States, we market our candles and home fragrance products through a variety of distribution channels, including the activities of PartyLite Gifts, Inc., our direct sales unit, and Blyth HomeScents International, a newly created division of Candle Corporation of America, which includes the wholesale division of Candle Corporation of America, all of Endar Corp., and the Company's two European wholesale entities: the Colony Group and the Gies Group. We tailor our products, designs, packaging and prices to satisfy the varying demands of customers within each distribution channel.

        Specifically, through PartyLite Gifts, Inc., we sell our candles and home fragrance products, bath products and related accessories direct to the consumer through a network of independent sales consultants. These products are sold by our independent sales consultants through the home party plan method of direct selling. Our independent sales consultants are compensated on the basis of sales of our candles and home fragrance products, bath products and related accessories at home parties organized by them, as well as through home parties organized by other consultants recruited by them. Over 35,000 independent sales consultants were selling our candles and home fragrance products, bath products and related accessories in the United States at year end in fiscal year 2003 and we were represented by independent sales consultants in all 50 states.

        Through the activities of Blyth HomeScents International—North America, we also sell our candles and home fragrance products to department and gift stores, specialty chains, food and drug stores, and mass merchandisers through independent sales representatives and Company sales managers. We support all of the above by providing our sales force with training programs, comprehensive product catalogs and samples to market our everyday, promotional and seasonal product lines.

        The Company also services, through the Sterno Group, a division of Candle Corporation of America, the Away From Home market, in which we are a supplier of chafing fuel and tabletop lighting products such as candles and liquid fuel lamps to restaurants, hotels and other institutional customers. We sell these products through independent sales representatives, independent foodservice distributors, and Company sales managers. Our Away From Home market sales in fiscal year 2003 were less than ten percent of the Company's total sales.

        We believe that certain advantages arise from having a broad mix of distribution channels. For example, successful new ideas and research can be shared across channels among our marketing groups. We believe that our competitive position in all markets is enhanced by our ability to respond quickly to new orders and our ability to assist customers through inventory management and control and to satisfy delivery requirements through on-line ordering, which is available to all PartyLite US and Canadian independent sales consultants, as well as to independent sales representatives for Blyth HomeScents International.

Markets Outside the United States

        We continue to focus on becoming a worldwide home fragrance company built mainly around home fragrance products and related accessories. We market our candles and home fragrance products outside the United States direct to the consumer through a network of independent sales consultants, as well as to department and gift stores, specialty chains, and mass merchandisers through independent sales representatives, and Company sales managers.

        During fiscal year 2003, the Company had independent direct selling sales consultants exclusively selling its PartyLite® brand products in the following geographical areas outside the United States: Australia, Austria, Canada, Finland, France, Germany, Italy, Luxembourg, Mexico, Switzerland and the

United Kingdom. The Company had a total of over 54,000 active independent sales consultants worldwide (including the United States) at year-end.

        The Company, through Blyth HomeScents International, is also the leading manufacturer and marketer of fragranced candles and related products to mass merchants, department and gift stores in Europe through the activities of the Colony Group and the Gies Group. Our Ambria®, Carolina®, Colonial™, Colony®(1)(2), Gies®(1) and Liljeholmens® brand products are sold through retailers and have their highest market shares in the United Kingdom, Germany, Sweden and Denmark.

        In fiscal year 2002, the Colony Group began the transition from the Colony® brand name to the Colonial™ brand name in certain European markets. The Company historically has used the Colonial™ brand name for its premium North American products. In fiscal year 2003, the Colony Group completed the task of making the Colonial™ brand our global premium brand available at retail in Europe. We believe that the quality heritage of the Colonial™ brand name and its sales history in the United States indicate its potential as a premium brand in the relatively underdeveloped European market for fragranced candles. During fiscal 2003, we increased our distribution of the Colonial at HOME® brand product line, which, before fiscal 2002, was available only in North America, to our customers across Europe.

        In fiscal year 2003, we elected to place Wax Lyrical Limited, our United Kingdom-based specialty retail chain of candle stores, in administrative receivership. Since 1998, when we made our initial investment in Wax Lyrical, Wax Lyrical has been unable to achieve sustained profitability largely due to the fact that, in the United Kingdom, distribution of candles and related accessories has become increasingly more mainstream, with major retail chains, as well as specialty retailers, offering a wide variety of competitive product.

        Our international operations also include exports of products from the United States to Canada, Europe, Latin America and the Pacific Rim. Exported products are sold through Company sales managers and independent sales representatives to independent distributors, department and gift stores, mass merchandisers and foodservice distributors. We currently plan to continue to expand internationally through the establishment of foreign-based marketing and distribution operations.

        More detailed information regarding geographic area data is set forth in Note 13 to the Company's consolidated financial statements.

        In fiscal year 2004, we plan to grow the Candles & Home Fragrance segment of our business organically, both domestically and internationally, through possible line extensions within our existing business. We may also grow this segment through selective acquisitions.

Creative Expressions Segment

        The Company designs, markets and distributes a broad range of creative expressions products, including decorative gift bags and tags, seasonal decorations, home décor and giftware products under the brand names of CBK®, Jeanmarie®, Impact Plastics™, JMC Impact™ and Seasons of Cannon Falls™.

        Early in April 2003, we purchased the Miles Kimball Company, a leading catalog and Internet marketer of personalized gifts, home décor, household convenience items, premium photo albums and frames and holiday cards.

        In May 2002, we acquired CBK, Ltd., LLC (now CBK Styles, Inc.), a designer and marketer of premium everyday home décor and giftware products, including metal decorative accessories, picture frames, lamps, wicker furniture and garden décor sold under the CBK® brand. CBK's products are sold by more than 25,000 independent retailers throughout the United States.

        The Company, through Midwest of Cannon Falls, Inc., which recently started doing business under its shortened name of "Midwest, Inc.," markets and distributes premium seasonal decorations, home accents and garden products. These products are sold by more than 17,000 retailers, including independent and specialty gift shops, department stores, catalog distributors and E-tailers, hardware/home and garden centers. In December 2002, Midwest launched its new Seasons of Cannon Falls™ premium brand.

        In fiscal year 2004, we plan to realign our internal organization such that the seasonal decorative business of JMC Impact, Inc. will be part of Midwest in order to concentrate this part of the business into one unit. This realignment will allow JMC Impact, Inc., which will operate under the name Jeanmarie Creations, Inc., to focus fully on the growth of its decorative paper gift bag and tag business, serving mass channel customers throughout the United States.

        In fiscal year 2004, we plan to continue our growth in the Creative Expressions segment through internal sales growth, as well as through acquisitions. The Company actively continues to consider and pursue strategic acquisitions in home décor, paper-related and seasonal decorative products and accessories, mirroring businesses in which the Company is already engaged, as well as other complementary product lines.

Product Brand Names

        The key brand names under which our products in the Candles & Home Fragrance segment are sold, in alphabetical order, are:

Ambria®
Asp-Holmblad®(1)
Bloomin' Essence™
Carolina®
Colonial™
Colonial Candle of Cape Cod®
Colonial at HOME®
Colony®(1)(2)
Florasense®
Gies®(1)
HandyFuel®
Indulgences®
Kate's™
Liljeholmens®
PartyLite®
Sterno®

        The key brand names under which our products in the Creative Expressions segment are sold, in alphabetical order, are:

CBK®
Impact Plastics™
Jeanmarie®
JMC Impact™
Midwest of Cannon Falls®
Seasons of Cannon Falls™

New Product Development

        New product concepts are directed to the marketing departments of our business units from all areas within the Company, as well as from the Company's independent sales representatives. The new product development process, including technical research, fragrance studies, market research, comparative analysis, engineering specifications, feasibility studies, safety assessments, testing and evaluation can generally require from 3 to 18 months to complete. In total, new products have typically accounted for at least 15% of our net sales in the first full year following introduction.

        The Company's focus on new product development and product line extensions specific to each channel of distribution and segment has been an important element of its efforts to become a leading home expressions products company. With continual introduction of new designs, new forms, new shapes, new fragrances and innovative packaging, the Company seeks to satisfy the varying demands of customers within each distribution channel. In fiscal year 2003, the Company continued to have success with the Colonial at HOME® and PartyLite® brand product lines and introduced new products such as Bloomin' Essence™, the Company's first electrical plug-in, and Everscent™ and AromaPlus™ technologies in its mass and premium channel potpourris, respectively, to name a few.

Manufacturing, Sourcing and Distribution

        In both our business segments, we are continuously attempting to reduce our costs through more efficient worldwide production, sourcing and distribution methods, technological advancements and consolidation and rationalization of acquired equipment and facilities. Since our 1994 initial public offering, we have invested over $255 million in new facilities and more advanced equipment in order to lower manufacturing costs, improve product quality and significantly increase manufacturing capacity in order to meet expected future sales growth, as well as to improve the time from product development to market entry.

        The manufacture of the Company's candles and home fragrance products and creative expressions products involves the use of various highly-automated processes and technologies, as well as certain hand crafting and finishing. During recent years, we have invested in new automated machinery and process control systems. Since many of our products, especially our candle accessories and creative expressions products, are manufactured by others based on our design specifications, our global supply chain approach is very important to our new product development process, as well as to managing product quality and cost. To maximize distribution efficiencies, we have also consolidated and built a network of stand-alone highly automated distribution facilities in our core markets. In fiscal year 2002, we consolidated our corporate-wide operating functions, creating our Global Services group. By capitalizing on our core functional competencies, our Global Services group offers critical leverage across each of our business units, improving operating efficiencies and customer service while realizing significant annual savings.

Technological Advancements

        Over the last several years, we have invested substantial sums in technological initiatives, including Internet-based technology, and we have seen and continue to see the benefits. The PartyLite Extranet, an Internet-based order entry and business management system, is available to all independent sales consultants selling PartyLite® brand products in the United States and Canada. Usage of the Extranet continued to grow during fiscal year 2003. By fiscal year-end 2003, nearly 75% of US show orders were placed via the Extranet, as were more than 85% of Canadian show orders. We believe that the Extranet's automated order entry system eliminates most common errors and speeds orders through faster processing and delivery, improving customer service. Furthermore, by easing the administrative workload and providing tools with which to track sales and programs, the Extranet has helped independent sales consultants selling PartyLite® brand products build their businesses more effectively.

And, as an added benefit, the improved accuracy of an automated order entry system results in administrative cost savings for the Company.

        Also during fiscal year 2003, Blyth HomeScents International-North America installed a new mode of electronic data interchange (EDI) which supports our retail customers using EDI Internet. This new technology allows retailers to send their orders via EDI over the Internet and bypass the costs of third party value-added networks (VANs). Blyth HomeScents International-North America supports over 100 retail customers on both traditional EDI and EDI Internet with orders, invoices, advanced shipment notices, electronic funds transfer payments and electronic bills of lading. Blyth HomeScents International-North America is also extending its capture of Point-of-Sale (POS) information through EDI to enable more effective tracking of customer inventory for better fill rate service.

Customers

        Throughout the world, customers for our candles and home fragrance products and creative expressions products include individual consumers (served by independent sales consultants selling PartyLite® brand products through the home party plan method), department and gift stores and mass merchandisers including specialty chains and food and drug stores. Our institutional customers are primarily major hotel and restaurant chains and distributors servicing the Away From Home market. No single customer accounts for 10% or more of our sales of candles and home fragrance products or creative expressions products.

Competition

        Both of our business segments are highly competitive. The principal competitive factors are new product introductions, price, product quality, delivery time, reliability and customer service. The domestic and international markets for candles and home fragrance products, as well as for creative expressions products, are highly fragmented. Numerous suppliers service these markets. Certain additional information regarding ways in which our business may be affected by increased competition appears below, under the heading "Risk of Increased Competition."

Employees

        As of January 31, 2003, the Company had approximately 5,000 full-time employees. Of those, approximately 4,000 are non-salaried, of which approximately 30% are outside the United States. The Company does not have any unionized employees in the United States. Approximately 50 workers for the Gies Group are represented by the IG Chemie union in our facility in Germany. Both of the contracts with this union expired in April 2003, and new negotiations began at that time. We believe that our relations with our employees are good. Since its formation in 1977, the Company has never experienced a work stoppage.

Raw Materials

        All of the raw materials used by the Company for its candles and home fragrance products and Away From Home products, principally petroleum-based wax, fragrance and glass containers for our Candles & Home Fragrance segment have historically been available in adequate supply from multiple sources. Certain additional information regarding ways in which our business may be affected by shortages of raw materials appears below under the heading "Risk of Shortages of Raw Materials."

Trademarks and Patents

        The Company owns numerous United States trademark registrations and has trademark applications pending in the United States Patent and Trademark Office with respect to certain candles and home fragrance products and creative expressions products. In addition, we register certain trademarks in certain foreign countries. All of our United States trademark registrations can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. We regard these trademarks as valuable assets for our Candles & Home Fragrance and Creative Expressions business segments. Although we own certain patents that we consider valuable, our total business is not dependent upon any single patent or group of patents.

Environmental Law Compliance

        Most of our manufacturing and distribution and certain research operations are affected by federal, state and local environmental laws and international environmental laws. These laws relate to the discharge of materials or otherwise to the protection of the environment. We have made and intend to continue to make necessary expenditures for compliance with applicable laws. We do not believe these expenditures will have any material effect on our capital expenditures, earnings or competitive position.

Cautionary Factors That May Affect Future Results

        Our disclosure and analysis in this report and in our 2003 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can usually identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

        Any or all of our forward-looking statements in this report, in our 2003 Annual Report to Shareholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this discussion, for example, product competition and the competitive environment, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

        We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are some of the factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

    •    Risk of Inability to Maintain Growth Rate

        The Company has grown substantially in past years. While we expect continued growth, we expect that our future rate of growth will be less than our historical growth rate. In the Candles & Home Fragrance segment we expect the international market to grow faster than the domestic market. The market for our Away From Home products has also grown, although more slowly than the market for our candles and home fragrance products, and we expect it will continue to do so. Our ability to continue to grow depends on several factors, including the following: market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, sourcing of raw materials, and increases in production and distribution capacity to meet demand. The Candles & Home Fragrance and Creative Expressions segments are driven by consumer tastes. Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance. Our sales and earnings results have been impacted negatively by a slowing of the United States economy and the economies of certain European countries and by a drop in consumer confidence at both the individual and retailer levels. There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future. If the United States economy and/or the economies in certain European countries in which we sell our products slow further and/or consumer confidence drops further, our operating results may be materially adversely affected. Our past growth in both the Candles & Home Fragrance segment and the Creative Expressions segment has been due, in part, to acquisitions. We expect our future growth in the Candles & Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions, and we continue to pursue strategic acquisitions in the Creative Expressions segment. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations. In the future, acquisitions may contribute more to the Company's overall sales growth rate than historically.

    •    Risks Associated with International Sales and Foreign-Sourced Products

        Our international business has grown at a faster rate than sales in the United States in recent years. In addition, we source a portion of our candles, accessories and decorative gift bags and home and seasonal décor products from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons, we are subject to the following risks associated with foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, international public health crises, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States and certain European markets affecting importation of goods (including duties, quotas and taxes) and trade and foreign tax laws.

    •    Ability to Respond to Increased Product Demand

        Our ability to meet future demand for candles and home fragrance products and creative expressions products will be dependent upon success in (1) bringing new production and distribution capacity on line in a timely manner, (2) improving our ability to forecast anticipated product demand in order to continue to fill customer orders promptly, (3) improving management information systems in order to respond promptly to customer orders and (4) training, motivating and managing new employees. If we are unable to meet future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

    •    Risk of Shortages of Raw Materials

        For certain raw materials, there may be temporary shortages due to capacity, availability, a change in raw material requirements, weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such raw material shortages have not previously had, and are not presently expected to have, a material adverse effect on the Company's operations. It is possible, however, that recent increases in oil prices may have a material adverse effect on the availability of petroleum-based products used in the manufacture of our candles and home fragrance products.

    •    Dependence on Key Corporate Management Personnel

        Our success depends upon the contributions of key corporate management personnel, including our Chairman, Chief Executive Officer and President, Robert B. Goergen. We do not have employment contracts with any of our key corporate management personnel except for Mr. Goergen, nor do we maintain any key person life insurance policies. The loss of any of the key corporate management personnel could have a material adverse effect on the Company.

    •    Risk of Increased Competition

        As noted above under the heading "Competition," our business is highly competitive, both in terms of price and new product introductions. The worldwide market for candles and home fragrance products and creative expressions products is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company. Because there are relatively low barriers to entry into the Candles & Home Fragrance and Creative Expressions segments, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us. We compete with companies offering candles manufactured at low cost in foreign countries. In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

    •    Risks Associated with Terrorist Attacks or Other Hostilities and the International Political Climate

        The September 11, 2001 terrorist attacks affected and may continue to affect the US and the global economy and may increase other risks faced by our business, as may the war with Iraq, tensions relating to other countries and changes in international political conditions as a result of these events and conditions.

    •    Risks Related to Our Information Technology Systems

        Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers and sales personnel to access our information technology systems.

(1)
Registered and sold only outside the United States.

(2)
The Colony® trademark is registered to Colony Gift Corporation Limited, a subsidiary of Blyth, Inc., in the United Kingdom and in other countries outside of the United States. In the United States, the Colony® trademark is registered to a company which is not an affiliate or subsidiary of Blyth, Inc.

Item 2.    Properties

        The following table sets forth the location and approximate square footage of the Company's major manufacturing and distribution facilities:

		Approximate Square Feet
Location
	Use	Owned	Leased
Batavia, Illinois(1)	Manufacturing	454,000
Caldas da Rainha, Portugal	Manufacturing and related distribution	230,000
Cannon Falls, Minnesota	Distribution		192,000
Carol Stream, Illinois	Distribution		651,000
Clara City, Minnesota	Manufacturing and related distribution	54,000	220,000
Cumbria, England	Manufacturing and related distribution	263,000	52,000
Dallas, Texas	Distribution		3,180
Elkin, North Carolina	Manufacturing and related distribution	690,000
Franklin, Tennessee	Distribution		6,214
Glinde, Germany	Manufacturing and related distribution	172,000
Maynard, Minnesota	Manufacturing and related distribution	54,000
Hyannis, Massachusetts	Manufacturing	69,000
Memphis, Tennessee	Distribution		462,000
Monterrey, Mexico	Manufacturing and distribution		181,000
Ontario, Canada	Distribution		25,000
Oskarshamm, Sweden	Manufacturing and related distribution		123,000
Plymouth, Massachusetts	Distribution	59,000
Temecula, California	Manufacturing and related distribution		191,700
Texarkana, Texas	Manufacturing and related distribution	154,000	65,000
Tilburg, Netherlands	Distribution	327,000
Tijuana, Mexico(2)	Manufacturing		64,700
Tulsa, Oklahoma	Distribution	98,000	81,000
Union City, Tennessee	Distribution	360,000	60,000

        The Company's executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space). Most of the Company's properties are currently being utilized for their intended purpose except as discussed in the footnotes below.

(1)
The number shown does not include 32,000 square feet of Research & Development space used for offices and laboratories.
(2)
On or about March 18, 2002, this facility replaced the original facility, of approximately 105,000 square feet, which was destroyed by fire on March 5, 2002.

Item 3.    Legal Proceedings

        The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company's management, existing litigation will not have a material adverse effect on the Company's financial position or results of operations.

        On April 22, 2002, the Company and its wholly-owned subsidiary, Endar Corp., commenced a legal action against Ennio Racinelli and Dynamic Designs, Inc. (a new corporation that was formed by Mr. Racinelli and his wife) and others in the Superior Court of the State of California, in which the Company and Endar have alleged, among other things, that Mr. Racinelli, the former President of Endar, has breached certain of his contractual and other obligations to the Company by, among other things, engaging in a business competitive with Endar, soliciting customers and employees of Endar and appropriating confidential information from Endar. In their complaint the Company and Endar seek, among other things, an award for compensatory and general damages in excess of $25 million and injunctive relief. As expected, on June 3, 2002, Mr. Racinelli and the other defendants filed an answer, which denies the Company's and Endar's allegations, and a Cross-Complaint against Endar and the Company. The Cross-Complaint alleges, among other things, that the Company and Endar have breached certain of their contractual obligations to Mr. Racinelli, have intentionally interfered with the prospective economic advantage of Mr. Racinelli and Dynamic Designs, have defamed Mr. Racinelli and have engaged in conduct that is alleged to be violative of the California Business and Professions Code. In the Cross-Complaint, Mr. Racinelli, Dynamic Designs and the other cross-complainants seek, among other things, an award of damages in an amount of not less than $50 million, a trebling of such damages pursuant to the California Business and Professions Code, declaratory relief, injunctive relief and punitive damages. The Company believes that it and Endar have meritorious defenses to all of the claims that have been asserted against them in the Cross-Complaint. The Company is unable to predict the outcome of this case and accordingly no expense, except for attorney's fees paid to date, has been recorded for this case. However, in the opinion of the Company the results of this case will not have a material effect on its results of operations, financial condition or cash flows.

        In fiscal year 2003, the Company elected to place Wax Lyrical Limited, its specialty retailer in the United Kingdom, in administrative receivership. Since 1998 when the Company made its initial investment in Wax Lyrical, Wax Lyrical has been unable to achieve sustained profitability largely due to the fact that, in the United Kingdom, distribution of candles and related accessories has become increasingly more mainstream with major retail chains as well as specialty retailers offering a wide variety of competitive product. However, in the opinion of the Company the results of this matter will not have a material effect on its results of operations, financial condition or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's 2003 annual meeting of stockholders will be held on June 4, 2003. No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 2003.

PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters

        The price range for the Company's Common Stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

	FISCAL 2002 (ENDED JANUARY 31, 2002)
	HIGH	LOW
First Quarter	$25.10	$21.11
Second Quarter	$25.71	$22.28
Third Quarter	$23.40	$18.10
Fourth Quarter	$24.05	$19.05
	FISCAL 2003 (ENDED JANUARY 31, 2003)
	HIGH	LOW
First Quarter	$30.15	$20.85
Second Quarter	$32.80	$25.83
Third Quarter	$30.34	$23.96
Fourth Quarter	$28.63	$23.91
	FISCAL 2004 (ENDED JANUARY 31, 2004)
	HIGH	LOW
First Quarter (through April 7, 2003)	$25.92	$25.23

        As of April 7, 2003, there were 1,982 registered holders of record of the Company's Common Stock. On April 1, 2003, the Company's Board of Directors declared a regular semi-annual cash dividend in the amount of $0.13 per share of Common Stock payable in the second quarter of fiscal year 2004. During fiscal years 2003 and 2002, the Company's Board of Directors declared dividends as follows: $0.11 per share of Common Stock payable in the second and fourth quarters of fiscal year 2003 and $0.10 per share of Common Stock payable in the second and fourth quarters of fiscal year 2002.

Item 6.    Selected Consolidated Financial Data

        Set forth below are selected summary consolidated financial and operating data of the Company for fiscal years 1999 through 2003, which have been derived from the Company's audited financial statements for those years. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report to Shareholders on Form 10-K.

	Year ended January 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share and percent data)
Statement of Earnings Data:(1)
Net sales(4)	$903,912	$1,135,875	$1,178,813	$1,178,771	$1,288,583
Gross profit(4)	472,793	572,006	596,101	577,005	640,302
Operating profit	128,237	164,001	145,244	120,490	155,517
Interest expense	6,653	12,104	15,876	17,237	14,664
Earnings before income taxes, minority interest and cumulative effect of accounting change(2)	122,890	150,390	130,690	108,289	142,557
Earnings before minority interest and cumulative effect of accounting change	74,503	92,847	80,715	68,006	89,525
Net earnings(3)	74,502	92,389	79,562	68,006	85,010
Basic net earnings per common share before cumulative effect of accounting change	$1.52	$1.91	$1.69	$1.45	$1.94
Cumulative effect of accounting change(3)	—	—	(0.02)	—	(0.10)

	$1.52	$1.91	$1.67	$1.45	$1.84

Diluted net earnings per common share before cumulative effect of accounting change	$1.50	$1.89	$1.69	$1.44	$1.93
Cumulative effect of accounting change	—	—	(0.02)	—	(0.10)

	$1.50	$1.89	$1.66	$1.44	$1.83

Cash dividends paid, per share	—	—	$0.20	$0.20	$0.22
Basic weighted average number of common shares outstanding	49,165	48,471	47,629	47,056	46,256
Diluted weighted average number of common shares outstanding	49,604	48,818	47,902	47,205	46,515
Operating Data:
Gross profit margin	52.3%	50.4%	50.6%	48.9%	49.7%
Operating profit margin	14.2%	14.4%	12.3%	10.2%	12.1%
Capital expenditures	$42,611	$47,740	$25,322	$11,901	$15,174
Depreciation and amortization	19,798	28,107	33,383	36,246	30,212
Balance Sheet Data:
Working capital	$143,160	$191,257	$224,413	$285,771	$318,814
Total assets	579,029	714,536	770,974	804,781	886,658
Total debt	127,040	196,222	199,968	191,701	176,493
Total stockholders' equity	322,032	380,214	421,794	468,063	539,464

(1)
Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of the remaining 50% of Colony Gift Corporation Limited in May 1999, which was previously included as an equity investment, Midwest of Cannon Falls, Inc. acquired April 2001 and CBK, Ltd., LLC acquired in May 2002, none of which had a material effect on the Company's results of operations in the period during which they occurred, or thereafter. As a result of the acquisitions of Liljeholmens Stearinfabriks AB ("Liljeholmens") Class A and Class B common stock in December 1998 and June 1999, balance sheet amounts beginning in January 1999 include the balances of Liljeholmens and results of operations include Liljeholmens beginning in February 1999.

(2)
Fiscal 2001 pre-tax earnings include restructuring and impairment charges of approximately $7.7 million related to realignment of the Company's European operations and US consumer wholesale organization, decisions to exit certain product lines, and changes impacting its specialty retail business. Fiscal 2001 pre-tax earnings also include approximately $9.0 million of unusual charges to cost of sales for adjustments to carrying values of inventory connected with these initiatives, as well as $2.3 million of unexpected bad debt expenses associated with certain customer bankruptcy filings. Fiscal 2002 pre-tax earnings include restructuring and impairment charges of approximately $14.1 million related to closure of the Company's 62nd Street Chicago facility, other rationalization of the North American consumer wholesale business and certain changes in the European sector. Fiscal 2002 pre-tax earnings also include approximately $6.3 million and $5.0 million in unusual charges to cost of sales for inventory revaluations related to the US mass market and other marketplace conditions impacting realizable value of obsolete inventory. Fiscal 2003 pre-tax earnings include an impairment charge of $2.6 million as a result of putting Wax Lyrical into receivership.

(3)
The Company recorded a one-time cumulative effect of accounting change in January 2001 to reflect the adoption of Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". The Company recorded a one-time cumulative effect of accounting change in February 2002 to reflect the adoption of SFAS 142, "Goodwill and Other Intangible Assets". (See Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies").

(4)
The Company made reclassifications to previously reported net sales and gross profit information to reflect the adoption of Emerging Issues Task Force Issue No. 01-09. (See Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies").

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase of certain items included in the Company's consolidated statements of earnings:

				Percentage Increase (Decrease) from Prior Period
	Percentage of Net Sales Years Ended January 31
				Fiscal 2002 Compared to Fiscal 2001	Fiscal 2003 Compared to Fiscal 2002
	2001	2002	2003
Net sales	100.0	100.0	100.0	0.0	9.3
Cost of goods sold	49.4	51.1	50.3	3.3	7.7
Gross profit	50.6	48.9	49.7	(3.2)	11.0
Selling and shipping	29.0	28.4	28.2	(2.0)	8.7
Administrative	8.3	8.7	9.2	5.7	14.9
Operating profit	12.3	10.2	12.1	(17.0)	29.1
Net earnings	6.7	5.8	6.6	(14.5)	25.0

Fiscal 2003 Compared to Fiscal 2002

        Net sales increased $109.8 million, or 9.3%, from $1,178.8 million in fiscal 2002 to $1,288.6 million in fiscal 2003. Excluding the positive sales impact of CBK, Ltd., LLC, which Blyth acquired in May 2002 and which is now known as CBK Styles, Inc. ("CBK"), and the positive impact of approximately ten weeks of acquisition-related sales growth of Midwest of Cannon Falls, Inc., which Blyth acquired in April 2001 and which is also known as Midwest, Inc., ("Midwest"), fiscal year 2003 net sales increased approximately 3.4%. We believe that several key factors affected fiscal year 2003 sales. First, sales of our PartyLite direct selling business were positively impacted by the introduction of strong new products and redesigned catalogs, as well as improved training and recruiting materials and growth of PartyLite's total active independent consultant base. Second, the continued economic sluggishness, which has impacted North America and Europe in particular, has resulted in continued caution by independent, specialty and mass retailers in increasing inventory commitments. Geopolitical concerns have exacerbated this trend and impacted consumer spending in the fourth quarter, which is the Company's largest quarter for sales and profits. Third, the relative strength of European currencies versus the US dollar had a positive impact on fiscal 2003 sales growth equal to one full percentage point. Finally, the Sterno Group, Blyth's Away From Home business serving the foodservice industry, experienced significant recovery from the negative effects of the slowdown in the travel and hospitality industries following the tragic events of September 11, 2001.

        Net sales in the Candles & Home Fragrance segment, which represented approximately 84% of total sales in fiscal 2003, increased $41.8 million, or 4.0%, from $1,042.8 million in fiscal 2002 to $1,084.6 million in fiscal 2003. This segment was affected by all of the factors noted above, the most significant of which were sales growth in the direct selling channel and the overall economic weakness across North America and Europe.

        PartyLite, our direct selling unit, experienced a net sales increase of approximately 8% in fiscal 2003 when compared to the prior year. PartyLite sales in North America increased approximately 4% in fiscal 2003 compared to the prior year, while sales in PartyLite's European markets increased approximately 24% in fiscal 2003 compared to the prior year. We believe that PartyLite's growth was fueled by the introduction of strong new products and redesigned catalogs, as well as improved training and recruiting materials, which we believe improved the rate of attraction and retention of new independent sales consultants versus the prior year. We also believe that sales growth was tempered somewhat by a slowdown in consumer spending resulting from economic and geopolitical concerns, particularly in the fourth quarter, which is PartyLite's largest quarter for sales.

        Blyth HomeScents International, which includes our worldwide businesses in the consumer wholesale and retail channels of distribution in the Candles & Home Fragrance segment, experienced a total sales decline of approximately 2% during fiscal 2003 compared to last year. In Blyth HomeScents International's North American channels of distribution, sales declined 6% versus prior year. While we believe that overall weak economic conditions negatively impacted Blyth HomeScents International's North American sales, we believe that some of this year's sales decline was related to relatively weak new product introductions and execution in the premium channel. Within the mass channel, sales results were flat versus last year, as sales increases to our largest customer were offset by lower sales to and consolidation among our other mass channel customers. Additional mass channel customer bankruptcies and the absence of sales to certain mass channel customers due to bankruptcy filings last year also negatively impacted Blyth HomeScents International's North American sales. Also, during fiscal year 2003, the North American premium and mass channel businesses were integrated, and new management represented four of the five most senior positions. While we believe the long-term benefits of this integration will be positive, the disruption to the business during the integration period was notable.

        Blyth HomeScents International's European business units, which encompassed the European wholesale and retail channels of the Candles & Home Fragrance segment, experienced a sales increase of approximately 4% in fiscal 2003 versus fiscal 2002. Blyth HomeScents International's European premium channel consumer wholesale business, based in the UK, reported an 8% increase in full year sales for fiscal 2003 versus the prior year, and its mass channel consumer wholesale business, based in Germany, reported a 7% sales increase for the same period as the strength of European currencies versus the US dollar had a favorable impact on reported results. In local currencies, sales of the premium channel consumer wholesale business increased 4% versus last year, as strong new product introductions were well received by retailers. The Colonial at HOME® brand, introduced in Europe at the end of fiscal year 2002, was well received in its first full year of sales, and distribution has been expanded beyond the UK market. Sales in local currency for the mass channel consumer wholesale business were flat versus last year. Germany is the largest market for Blyth HomeScents International's European mass channel business, and sales results were indicative of the significant economic challenges facing that country. The introduction of new fragranced products continued to result in positive sales growth in the mass channel, but sales of fragranced products still account for less than 16% of total European mass channel sales.

        In December 2002, following the end of the 2002 holiday season, the Company placed its UK-based specialty retail chain Wax Lyrical Limited ("Wax Lyrical") into administrative receivership. Wax Lyrical had 35 retail stores and annualized net sales of approximately $16 million. The Company made its initial investment in Wax Lyrical in 1998, acquired majority interest in February 2000 and owned nearly all of its outstanding shares. During that time, Wax Lyrical had been unable to achieve sustained profitability, generating operating losses of approximately $2 - 3 million annually, largely due to the fact that distribution of candles and related accessories has become increasingly more mainstream in the UK, with major retail chains and specialty retailers offering a wide variety of competitive product. We recorded an after-tax impairment charge of approximately $2.1 million in the fourth quarter of fiscal year 2003 related to placing Wax Lyrical into administrative receivership.

        Since February 1, 2002, financial results of the Sterno Group have been reported as part of the Candles & Home Fragrance segment, to which this business unit is more closely aligned. Accordingly, the Creative Expressions and Foodservice segment has been changed to, simply, the Creative Expressions segment. This change had no impact on consolidated results, and the Company's financial statement footnotes have been restated to reflect the realigned segments. Sales of foodservice products in the Away From Home channel of the Candles & Home Fragrance segment, represented by the

Sterno Group, increased approximately 6% in fiscal 2003 compared to fiscal 2002. This business unit experienced a strong recovery after the sharp sales decline that accompanied the downturn in the travel and hospitality industries that followed the September 11, 2001 tragedy.

        Net sales in the Creative Expressions segment accounted for approximately 16% of Blyth's total net sales in fiscal 2003 compared to 12% in fiscal 2002. Net sales in the Creative Expressions segment increased $68.0 million, or 50.0%, from $136.0 million in fiscal 2002 to $204.0 million in fiscal 2003. This increase was primarily due to the inclusion of sales from CBK, which was acquired in May 2002. Excluding CBK and the acquisition-related growth from Midwest, which was acquired in April 2001, segment sales in fiscal year 2003 were approximately equal to the prior year as premium channel sales growth at Midwest was offset by declines in JMC Impact, Inc.'s ("JMC Impact") mass channel sales. We believe that JMC Impact's sales decline is due in large part to business lost due to customer bankruptcies and retailer consolidation, as well as to increased import competition in this channel.

        Gross profit increased $63.3 million, or 11.0%, from $577.0 million in fiscal 2002 to $640.3 million in fiscal 2003. Gross profit margin increased from 48.9% for fiscal 2002 to 49.7% for fiscal 2003. The key factors that we believe positively impacted the gross profit margin were a shift in sales mix among our business units and a decrease versus last year in sales of obsolete inventory. Partially offsetting these positive margin impacts was the effect of margin compression experienced in the North American mass channel of both the Candles & Home Fragrance and Creative Expressions segments, as well as the European consumer wholesale mass channel, which impacted the Candles & Home Fragrance segment.

        Selling expense increased $29.1 million, or 8.7%, from $334.7 million in fiscal 2002 to $363.8 million in fiscal 2003. The increase in selling expense was primarily due to the mix shift towards direct selling channel sales, for which selling expenses are relatively higher, the addition of CBK and the full year impact of Midwest. Selling expense as a percentage of net sales decreased from 28.4% in fiscal 2002 to 28.2% in fiscal 2003. This decrease in selling expense, as a percent of sales, was a result of sales increasing at a faster rate than the selling expenses necessary to support such sales increases.

        Administrative expenses increased $15.3 million, or 14.9%, from $103.0 million in fiscal 2002 to $118.3 million in fiscal 2003. Excluding the administrative expenses of CBK, acquired in May 2002, administrative expenses increased 9.8% as the Company continues to invest in research and development and technology. In fiscal year 2002, administrative expenses were lower as the senior management of Blyth and many of the Company's business unit managers did not receive bonuses.

        The Company recorded a pre-tax impairment charge of approximately $2.6 million, as a result of putting Wax Lyrical into administrative receivership, reported as a component of operating expenses in fiscal 2003, which reduced the operating profit margin by 0.2%, compared to charges of $14.1 million recorded in fiscal 2002, which reduced operating profit margin by 1.2%.

        There was no goodwill amortization recorded in fiscal 2003 compared to $4.7 million in fiscal 2002. This decrease is a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which calls for among other things the cessation of goodwill amortization (See Note 1 to the Consolidated Financial Statements).

        Earnings of the Candles & Home Fragrance segment increased $25.9 million, or 25.0%, from $103.4 million in fiscal 2002 to $129.3 million in fiscal 2003. The increase in earnings was due to the same factors that affected sales and gross profit. Earnings of this segment were also impacted by the $2.6 million pre-tax impairment charge recorded as a result of putting Wax Lyrical into administrative receivership in fiscal 2003 compared to $13.7 million of fiscal 2002 restructuring and impairment charges.

        Earnings in the Creative Expressions segment increased $9.2 million, or 53.8%, from $17.1 million in fiscal 2002 to $26.3 million in fiscal 2003. Earnings in the Creative Expressions segment represented approximately 17% of total Company earnings in fiscal 2003 compared to 14% in fiscal 2002. The key factor affecting earnings in this segment was the acquisition of CBK in May 2002. Additional factors include organic growth experienced in the premium consumer wholesale channel of this segment, which was offset by declines in the mass consumer wholesale channel of this segment, as well as overall economic weakness in the US wholesale marketplace.

        Interest expense decreased $2.5 million, or 14.5%, from $17.2 million in fiscal 2002 to $14.7 million in fiscal 2003. The lower interest was primarily a result of an interest rate swap entered into in March 2002, which accounted for approximately $1.4 million of such decrease and a lower level of borrowings during fiscal 2003.

        Interest income and other decreased $3.3 million, from $5.0 million in fiscal 2002 to $1.7 million in fiscal 2003. This decrease was primarily due to gains on sales of long-term investments of $3.8 million that occurred in fiscal 2002.

        Income tax expense increased $12.7 million, or 31.5%, from $40.3 million in fiscal 2002 to $53.0 million in fiscal 2003. The increase in income tax expense is attributable to the increase in pre-tax earnings. The effective income tax rate was 37.2% for fiscal 2003, the same as fiscal 2002.

        As a result of the foregoing, net earnings before the cumulative effect of change in accounting principle increased $21.5 million, or 31.6%, from $68.0 million in fiscal 2002 to $89.5 million in fiscal 2003. In the first quarter of fiscal 2003 the Company recorded an after tax impairment charge of $4.5 million to reduce the carrying value of the goodwill related to the acquisition of the Sterno® brand in 1997. The impairment of the Sterno Group's goodwill was recorded as a cumulative effect of change in accounting principle. Net earnings after the cumulative effect of change in accounting principle increased $17.0 million, or 25%, from $68.0 million in fiscal 2002 to $85.0 million in fiscal 2003.

        Basic earnings per share based upon the weighted average number of shares outstanding were $1.84 for fiscal 2003 compared to $1.45 for the same period the prior year. Diluted earnings per share, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.83 for fiscal 2003 compared to $1.44 for the same period the prior year.

Fiscal 2002 Compared to Fiscal 2001

        The Company made reclassifications to previously reported net sales, gross profit, and selling and administrative expense information to reflect the adoption of Emerging Issues Task Force Issue No. 01-09 as further discussed in Note 1 to the Consolidated Financial Statements. The Company also made restatements to previously reported segment information disclosure to reflect the move of the Sterno Group from the Creative Expressions segment (formerly Creative Expressions and Foodservice) to the Candles & Home Fragrance segment. The following discussion of fiscal 2002 compared to fiscal 2001 has been adjusted to reflect these changes.

        Net sales were unchanged from $1,178.8 million in fiscal 2001 to $1,178.8 million in fiscal 2002. Excluding Midwest of Cannon Falls, Inc. ("Midwest"), which was acquired in April 2001, and the citronella and religious candle businesses, which were discontinued in fiscal 2001, net sales in fiscal 2002 decreased approximately 4% when compared to the prior year. There were several key factors that we believe affected sales during fiscal 2002. First, the general economic slowdown worldwide made wholesalers, retailers and customers quite cautious, which negatively affected the overall sales performance for fiscal 2002. Second, sales of our PartyLite direct selling business were negatively impacted by weak new products and catalogs in the first half of the fiscal year, although there were signs of improvement towards the end of fiscal 2002. Third, the weakness of European currencies versus the US dollar, which had a negative impact on fiscal 2002 sales growth equal to 1 full percentage point. Finally, the tragic events of September 11th had a temporary negative impact on most of our businesses, and our Foodservice business continued to feel the effects of the related slowdown in the travel and hospitality industries.

        Net sales in the Candles & Home Fragrance segment, which represented approximately 88% of total sales in fiscal 2002, decreased $70.6 million, or 6.3%, from $1,113.4 million in fiscal 2001 to $1,042.8 million in fiscal 2002. The Candles & Home Fragrance segment was affected by many of the factors discussed above with the most significant of these factors being the decrease in sales in our direct selling channel, the general economic slowdown worldwide, and the negative impact of weak foreign currencies on reported sales. Throughout fiscal 2002 we saw a continuation of the effects of the general economic slowdown that began in the second half of fiscal 2001. This slowdown, which was exacerbated by the events of September 11th, made wholesalers, retailers and customers cautious and made wholesalers and retailers reluctant to stock significant amounts of inventory.

        PartyLite, our direct selling unit, experienced a decrease in net sales of approximately 7% in fiscal 2002 when compared to the prior year. PartyLite sales in North America, including Canada, decreased approximately 10% in fiscal 2002 compared to the prior year, while sales in PartyLite's European markets increased approximately 12% in fiscal 2002 compared to the prior year. Although we do believe that PartyLite was negatively impacted by general economic conditions, we feel that much of fiscal 2002's sales decline was related to weak new product offerings and catalogs. PartyLite made improvements in its 2001 Holiday catalog and product offerings, which helped to drive a 7% sales increase in the fourth quarter of fiscal 2002 when compared to the prior year. In addition to the changes in the 2001 Holiday catalog, PartyLite launched its Everyday 2002 catalog in December, which included new products and an improved layout for which we received very positive feedback from PartyLite consultants.

        The wholesale channel of the Candles & Home Fragrance segment in North America experienced a sales decline of approximately 11% during fiscal 2002 compared to the prior year. Excluding the sales of the citronella and religious candle businesses discontinued in fiscal 2001, sales decreased approximately 3%. The mass market channel of this segment felt the effects not only of the weakened economy but also of a shrinking customer base due to bankruptcies and consolidation, resulting in a sales decrease of approximately 6% in fiscal 2002 versus fiscal 2001. The premium channel business fared better than the mass channel in North America in fiscal 2002 with full year sales results above those of the prior year by approximately 1%. The Foodservice channel, represented by the Sterno Group, had a very difficult year with sales below the prior year by approximately 8%. The weak economy that affected the hotel, restaurant and catering industries, coupled with the sharp decline in business following September 11th, provided a significant challenge in this channel. Although sales for the Sterno Group were down in the fourth quarter of fiscal 2002 versus the prior year, there was improvement over the third quarter's comparative results.

        Sales of the wholesale and retail channels of the Candles & Home Fragrance segment in Europe increased approximately 2% in fiscal 2002 versus fiscal 2001. Our premium channel business in the UK posted an 8% increase in full year sales for fiscal 2002 versus the prior year following prior year's management changes and strong new product development efforts, including the launch of the Colonial at HOME® brand product during the fourth quarter of fiscal 2002. In the European mass channel, full year sales increased 3% in fiscal 2002 compared to the prior year. The introduction of fragranced candles in this channel continued to show positive growth but still accounted for less than 15% of the total sales of the mass channel. Sales of our UK retailer decreased more than 10% due to weak holiday sales in fiscal 2002 versus prior fiscal 2001.

        Net sales in the Creative Expressions segment accounted for approximately 12% of Blyth's total net sales in fiscal 2002 compared to 6% in fiscal 2001. Net sales in the Creative Expressions segment increased $70.6 million, or 108.0%, from $65.4 million in fiscal 2001 to $136.0 million in fiscal 2002. This increase was primarily due to the inclusion of sales from Midwest, which was acquired in

April 2001. Midwest, which represents the premium channel in this segment, increased net sales since its acquisition in April 2001 by more than 2% versus the same period a year earlier. Our mass market business in this segment, JMC Impact, increased net sales in fiscal 2002 by almost 2% when compared to fiscal 2001 despite the weak economy and customers lost due to bankruptcies and consolidations during fiscal 2002.

        Gross profit decreased $19.1 million, or 3.2%, from $596.1 million in fiscal 2001 to $577.0 million in fiscal 2002. Gross profit margin decreased from 50.6% for fiscal 2001 to 48.9% for fiscal 2002. The key factors that we believe negatively impacted the gross profit margin were a shift in sales mix among our business units, weak margins being experienced in the mass channel, the full year decline in PartyLite sales of 7%, and an increase in sales of obsolete inventory at little or no margin. Also, in the second and fourth quarters of fiscal 2002, the Company recorded additional inventory reserves of $6.3 million and $5.0 million respectively, to lower the carrying value of mass market inventory in North America. Partially offsetting these negative margin impacts were cost savings from our investments in global sourcing, research and development and technology. In the fourth quarter of fiscal 2001, the Company recorded unusual inventory valuation adjustments of $9.0 million in connection with restructuring and business initiatives as discussed in Note 4 to the Consolidated Financial Statements.

        Selling expense decreased $6.8 million, or 2.0%, from $341.5 million in fiscal 2001 to $334.7 million in fiscal 2002. Selling expense as a percentage of net sales decreased from 29.0% in fiscal 2001 to 28.4% in fiscal 2002. The reduction in selling expense was primarily due to cost containment programs that were in place at each of our business units and, to a lesser extent, to the mix shift towards mass channel sales, for which selling expenses are relatively lower.

        Administrative expenses increased $5.6 million, or 5.7%, from $97.4 million in fiscal 2001 to $103.0 million in fiscal 2002. Excluding the administrative expenses of Midwest, acquired in April 2001, administrative expenses in fiscal 2002 decreased approximately 1% versus the prior year even though the Company continued to invest in research and development and technology initiatives, including the PartyLite Extranet, an Internet-based order entry and business building system, and sales force automation of our North American premium wholesale channel.

        The Company recorded restructuring and impairment charges of approximately $14.1 million reported as a component of operating expenses in fiscal 2002, (further described in Note 4 to the Consolidated Financial Statements, "Unusual Charges"), which reduced the operating profit margin by 1.2%, compared to charges of $7.7 million recorded in fiscal 2001, which reduced operating profit margin by 0.6%.

        Amortization of goodwill increased $0.5 million, or 11.9%, from $4.2 million in fiscal 2001 to $4.7 million in fiscal 2002. This increase was due to the additional amortization recorded related to the acquisition of Midwest. Amortization of goodwill ceased on February 1, 2002, upon adoption of the new goodwill rules under SFAS 142 as described in Note 1 to the Consolidated Financial Statements.

        Earnings of the Candles & Home Fragrance segment decreased $30.1 million, or 22.5%, from $133.5 million in fiscal 2001 to $103.4 million in fiscal 2002. The decrease in earnings was due to the same factors that affected sales and gross profit. Earnings of this segment were also impacted by $13.7 million of the restructuring and impairment charges recorded in fiscal 2002 compared to $7.7 million of fiscal 2001 restructuring and impairment charges, a sharp decline in our Foodservice business following a downturn in the hotel, restaurant and catering industries after September 11th and $2.3 million of unexpected bad debt expenses.

        Earnings in the Creative Expressions segment increased $5.3 million, or 44.9%, from $11.8 million in fiscal 2001 to $17.1 million in fiscal 2002. The key factor affecting earnings in this segment was the acquisition of Midwest in April 2001.

        Interest expense increased $1.3 million, or 8.2%, from $15.9 million in fiscal 2001 to $17.2 million in fiscal 2002. The higher interest was primarily a result of higher short-term borrowing in the first half of the fiscal year including borrowing to fund the acquisition of Midwest in April 2001.

        Interest income and other increased $3.0 million, from $2.0 million in fiscal 2001 to $5.0 million in fiscal 2002. This increase was primarily due to gains on sales of long-term investments.

        Income tax expense decreased $9.7 million, or 19.4%, from $50.0 million in fiscal 2001 to $40.3 million in fiscal 2002. The reduction in income tax expense was attributable to the reduction of the effective tax rate from 38.2% in fiscal 2001 to 37.2% in fiscal 2002 and the decrease in pre-tax earnings.

        For the fiscal year ended January 31, 2001, the Company adopted Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". As a result of adopting SAB 101, the Company changed its revenue recognition policy to recognize revenue upon delivery, when both title and risk of loss are transferred to the customer, rather than recognizing revenue upon shipment. The Company recorded a one-time charge in fiscal 2001 of $1.2 million, net of tax, which is reflected as a cumulative effect of an accounting change in the Consolidated Statement of Earnings. This one-time charge had an effect equal to $0.02 Diluted Earnings Per Share.

        Basic earnings per share based upon the weighted average number of shares outstanding were $1.45 for fiscal 2002 compared to $1.67 for the same period the prior year. Diluted earnings per share, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.44 for fiscal 2002 compared to $1.66 for the same period the prior year.

Seasonality

        Approximately 42% of the Company's annual net sales typically occur in the first and second fiscal quarters of the fiscal year, with the larger balance experienced in the third and fourth fiscal quarters, generally due to consumer buying patterns. The Company's net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for the Company's products. Operating profit largely follows these patterns, although a somewhat larger portion of the Company's annual operating profit is earned in the second half of the fiscal year.

Liquidity and Capital Resources

        Cash and cash equivalents increased $33.2 million, or 24.5% from $135.4 million at January 31, 2002 to $168.6 million at January 31, 2003 primarily due to improved cash flow in the fourth quarter as a result of strong accounts receivable collections, reduced inventory levels and increased accounts payable and accrued expenses. Inventory increased $6.1 million from $181.8 million at January 31, 2002 to $187.9 million at January 31, 2003. Excluding CBK, inventory at January 31, 2003 decreased by $13.1 million. This decrease in inventory is primarily attributable to strong seasonal sales in the second half of the fiscal year and a company-wide focus on inventory control and reduction. Accounts receivable decreased $0.9 million from $83.8 million at the end of fiscal 2002 to $82.9 million at the end of fiscal 2003. Excluding CBK, accounts receivable decreased approximately $9.2 million as a result of strong collections particularly in the fourth quarter of fiscal 2003. The overall level of accounts receivable at January 31, 2003 was consistent with the Company's historical pattern whereby accounts receivable are at or near the low point of the fiscal year due to the high level of seasonal sales and accounts receivable with dating terms that become due in the fourth fiscal quarter. Accounts payable and accrued expenses increased $25.0 million from $114.6 million at the end of fiscal 2002 to $139.5 million at the end of fiscal 2003. Excluding the balances related to CBK, accounts payable and accrued expenses increased $22.1 million at the end of fiscal 2003 when compared to the prior year. Such increase is reflective of improved payment terms with certain of our vendors with whom we switched from immediate payment to thirty day payment terms and increased accruals as a result of the increased sales and earnings.

        Capital expenditures for property, plant and equipment were approximately $15.2 million in fiscal 2003 up from $11.9 million in fiscal 2002. This increase is primarily due to spending for information technology and upgrades to machinery and equipment in existing facilities. The Company anticipates total capital spending of approximately $25.0 million for fiscal 2004, which will be used primarily for upgrades to machinery and equipment in existing manufacturing and distribution facilities, information technology and research and development related equipment.

        The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate. In the future, acquisitions may contribute more to the Company's overall sales growth rate than historically. We expect our future growth in the Candles & Home Fragrance segment, to be primarily organic, with the possibility of selective acquisitions. In the Creative Expressions segment a significant portion of future growth may come through acquisitions. We continue to pursue strategic acquisitions in the following areas: home décor, seasonal decorative accessories, paper-related and Foodservice products. The Company recently acquired the Miles Kimball Company as further described in Note 17 to the Consolidated Financial Statements, "Subsequent Events".

        As of January 31, 2003, Blyth, Inc. had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2003. Amounts outstanding under the line of credit bears interest at short-term fixed rates. No amount was outstanding under the uncommitted line of credit at January 31, 2003.

        At January 31, 2003, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit. At January 31, 2003, letters of credit aggregating approximately $3.4 million were outstanding under this credit line.

        As of December 31, 2002, the Gies Group had available lines of credit of approximately $38.1 million under which no amounts were outstanding. These lines of credit are renewed annually.

        Colony has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2003, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $24.1 million. As of December 31, 2002, Colony had borrowings outstanding under the credit facility of approximately $7.4 million, at a weighted average interest rate of 4.34%.

        As of January 31, 2003, CBK had an available secured line of credit of $23.0 million with PNC Financial Services Group, Inc. ("PNC"), maturing in July 2003. Amounts outstanding under the line of credit bore interest at the bank's prime rate (4.25% at January 31, 2003) minus 1%, subject to various covenants. At January 31, 2003, CBK was in compliance with such covenants. At January 31, 2003, letters of credit aggregating approximately $0.5 million were outstanding. On February 3, 2003 CBK terminated the line of credit agreement with PNC.

        In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005. Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth. At January 31, 2003, the Company was in compliance with such provisions. Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

        In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At January 31, 2003, the Company was in compliance with such provisions. Interest is payable semi-annually on April 1 and October 1. On March 1, 2002, the Company entered into an interest rate swap contract which matures on October 1, 2009, in relation to $50.0 million of our outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six-month LIBOR rate plus 2.65% (4.4% at January 31, 2003), with interest payable semi-annually on April 1 and October 1. At January 31, 2003, the fair value of the interest rate swap was approximately $4.1 million.

        On August 5, 2002, the Company replaced its prior $135 million credit facility with a new $200 million unsecured revolving credit facility having a three year term (the "Credit Facility"). The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At January 31, 2003, the Company was in compliance with such provisions. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at JPMorgan Chase Bank's prime rate (4.25% at January 31, 2003) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company's senior unsecured long-term debt rating and the Company's usage of the Credit Facility. On January 31, 2003, approximately $3.1 million of letters of credit were outstanding under the Credit Facility. Borrowings under the prior credit facility were paid in full, using cash on hand, simultaneously with the closing of the new Credit Facility on August 5, 2002.

        At January 31, 2003, CBK had $4.7 million of long-term debt outstanding under an Industrial Revenue Bond ("IRB"), which matures on January 1, 2025. The bond was backed by an irrevocable letter of credit issued by the National Bank of Canada, which was replaced by an irrevocable letter of credit issued by LaSalle Bank National Association on February 3, 2003. The amount outstanding under the IRB bears interest at short-term floating rates for a weighted average interest rate of 1.6% at January 31, 2003.

        The estimated fair value of the Company's $169.1 million and $178.5 million total long-term debt (including current portion) at January 31, 2003 and 2002 was approximately $191.6 million and $189.4 million, respectively. The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

        The following table summarizes the maturity dates of the financial obligations and commitments of the Company as of January 31, 2003:

	Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-Term Debt	$169,116	$4,037	$7,379	$265	$157,435
Operating Leases	76,429	17,599	26,773	17,897	14,160
Lines of Credit	7,377	7,377	—	—	—
Standby Letters of Credit	6,938	6,938	—	—	—

Total Contractual Obligations and Commercial Commitments	$259,860	$35,951	$34,152	$18,162	$171,595

        The Company does not utilize derivatives for trading purposes.

        The Company leases certain office and warehouse space used in its businesses in the Creative Expressions segment from related parties. Under the terms of the leases, the Company is responsible for all real estate taxes, maintenance and insurance costs. The lease rates were determined based on market rates for comparable property at the time of entering into the contract.

        Net cash provided by operating activities amounted to a record $171.2 million in fiscal 2003 compared to $128.3 million in fiscal 2002, an increase of $42.9 million or 33.4%. The key factors contributing to the record cash flow from operations were net earnings of $85.0 million, depreciation and amortization of $30.2 million, accounts receivable reduction of $12.8 million, inventory reduction of $7.8 million and increases in accounts payable and accrued expenses of $22.2 million. Fourth quarter cash flow from operations was particularly strong, providing cash in the amount of $181.9 million, which is primarily attributable to strong seasonal sales and earnings, accounts receivable collections of $97.8 million, inventory reduction of $24.2 million and an increase in accounts payable and accruals of $27.1 million. Cash used in investing activities amounted to $70.1 million in fiscal 2003 versus a use of $61.9 million in fiscal 2002. This use was related to the acquisition of CBK in May 2002, capital spending of $15.2 million and the cash impact of putting Wax Lyrical into administrative receivership. Cash used in financing activities amounted to $67.9 million in fiscal 2003 compared to a use of $24.1 million in fiscal 2002. The primary uses of cash in financing activities in fiscal 2003 were purchases of treasury stock of $23.6 million, repayment of long-term debt of $19.9 million, repayment of short-term debt of $18.1 million and payment of dividends of $10.2 million.

        On April 4, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 additional shares of its common stock bringing the total authorization to 6,000,000 shares. During fiscal 2003, a total of 1,013,200 shares were repurchased for a total cost of approximately $23.6 million. As of January 31, 2003, the Company had cumulatively purchased on the open market 3,644,100 common shares for a total cost of approximately $86.6 million. The acquired shares are held as common stock in treasury at cost.

        On April 1, 2003, the Company announced that it has declared a cash dividend of $0.13 per share of the Company's common stock for the six months ended January 31, 2003. The dividend, authorized at the Company's April 1, 2003 Board of Directors meeting, will be payable to shareholders of record as of May 1, 2003, and will be paid on May 15, 2003.

        The Company's primary capital requirements are for working capital to fund the levels of inventory and accounts receivable necessary to sustain the Company's sales growth, and for capital expenditures and acquisitions. The Company believes that cash on hand, cash from operations and available borrowings under the current Credit Facility, lines of credit and the shelf registration previously described will be sufficient to fund its operating requirements, capital expenditures, stock repurchase program, dividends and all other obligations for fiscal 2004 and fiscal 2005.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the

Consolidated Financial Statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

        Revenue recognition—Revenues consist of sales to customers, net of returns and allowances. For the fiscal year ended January 31, 2001, the Company adopted Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". As a result of adopting SAB 101, the Company changed its revenue recognition policy to recognize revenue upon delivery, when both title and risk of loss are transferred to the customer, rather than recognizing revenue upon shipment. The Company recorded a one-time charge in fiscal 2001 of $1.2 million, net of tax, which is reflected as a cumulative effect of an accounting change in the Consolidated Statement of Earnings. This one-time charge had an effect equal to $0.02 Diluted Earnings Per Share.

        Generally, sales orders are received via signed customer purchase orders with stated fixed prices based on published price lists. Revenue is recognized only upon delivery, when both title and risk of loss transfer to the customer. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. Should market conditions decline, the Company may increase customer incentives with respect to future sales. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required.

        In some instances, the Company receives payment in advance of product shipments. Such advance payments occur primarily in our direct selling channel and are recorded as deferred revenue. Upon delivery of product shipments for which advance payment has been made, the related deferred revenue is reclassified to revenue.

        Most of the Company's sales made on credit are made to an established list of customers. Although the collectibility of sales made on credit is reasonably assured, the Company has established an allowance for doubtful accounts for its trade and note receivables. The allowance is determined based on the Company's evaluation of specific customers' ability to pay, aging of receivables, historical experience and the current economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations, including those to the Company, could be adversely affected by declining sales at retail resulting from such factors as contraction in the economy or a general decline in consumer spending.

        Some of the Company's business units offer seasonal dating programs pursuant to which customers that qualify for such programs are offered extended payment terms for seasonal product shipments. As with other customers, customer orders pursuant to such seasonal dating programs are generally received in the form of a written purchase order signed by an authorized representative of the customer. Sales made pursuant to seasonal dating programs are recorded as revenue only upon delivery either to the customer or to an agent of the customer depending on the freight terms for the particular shipment and consistent with the concept of "risk of loss". The sales price for the Company's products sold pursuant to such seasonal dating programs is fixed prior to the time of shipment to the customer. Customers do not have the right to return product except for rights to return that the Company believes are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences. The Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. The Company believes that it is reasonably assured of payment for products sold pursuant to such seasonal dating programs based on its historical experience with the established list of customers eligible for such programs. In addition, the Company minimizes its exposure to bad debts by utilizing established credit limits for each customer. If, however, product sales by our customers during the seasonal selling period should fall significantly below expectations, such customers' financial condition could be adversely affected, increasing the risk of not collecting these seasonal dating receivables and, possibly, resulting in additional bad debt charges. The Company does not make any sales under consignment or similar arrangements.

        Inventory valuation—Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts. If market acceptance of our existing products or the successful introduction of new products should significantly decrease, additional inventory write-downs could be required. Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. At January 31, 2003 the Company had obsolete inventory reserves totaling approximately $27.1 million.

        Unusual Charges—In response to changing market conditions and competition, the Company's management regularly updates its business model and market strategies, including the evaluation of facilities, personnel and products. Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring, impairment and unusual charges. In fiscal 2003, 2002 and 2001, the Company recorded unusual charges related to asset impairments, product line discontinuances, severance payments to employees, lease write-offs, bad debt write-offs and inventory write-downs. (See Note 4 to the Consolidated Financial Statements). The most significant single charge of $7.3 million related to the closing of one of the Company's manufacturing facilities in North America in the fourth quarter of fiscal 2002, with most of this amount related to asset impairments of $6.7 million. The closing of this facility, located in Chicago, Illinois, was effected to address overall manufacturing over-capacity in North America. In the fourth quarter of fiscal 2003, the Company recorded a pre-tax impairment charge of $2.6 million as a result of putting Wax Lyrical, its UK retail business, in administrative receivership. Historically, the Company has reviewed long-lived assets, including property, plant and equipment and goodwill for impairment periodically and whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. Management determines whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group, to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.

        Goodwill—In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle. In determining the fair value of the reporting units, the Company utilizes cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows are then discounted to the measurement date using a risk-adjusted discount rate. The development of these cash flow models is based on management estimates and assumptions about future operating results, including revenues and earnings.

        As of January 31, 2002, Blyth's Consolidated Balance Sheets reflected approximately $112.3 million in goodwill net of accumulated amortization, including $31.4 million related to the Candles & Home Fragrance segment businesses, other than the Sterno Group, $42.2 million related to the Sterno Group and $38.7 million related to the Creative Expressions segment businesses. The Company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million. The fair value of the Sterno Group was determined through an independent valuation utilizing market-comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to February 1, 2002 using a risk-adjusted discount rate. The impairment of the Sterno Group's goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The carrying amount of goodwill on the Company's Consolidated Balance Sheet increased approximately $37.1 million, from $112.3 million at January 31, 2002 to $149.4 million at January 31, 2003. The change in goodwill is primarily the result of the acquisition of CBK (See Note 3), which increased goodwill by approximately $40.0 million together, with an increase in goodwill resulting from a foreign currency translation adjustment of approximately $4.5 million, and the previously discussed impairment charge, which decreased goodwill by $7.4 million.

        Accounting for Income Taxes—As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statement of operations.

Impact of Adoption of Recently Issued Accounting Standards

        In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF, including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Effective February 1, 2002, the Company adopted EITF 01-09, EITF 00-14 and EITF 00-25. These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expense. Prior year amounts have been reclassified to conform with the current year presentation. The effect of the adoption of these issues reduced both net sales and operating expenses for the fiscal years ended January 31, 2002 and January 31, 2001 by $19.4 million and $18.4 million, respectively. The adoption of such requirements had no impact on net earnings.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no impact on our financial statements.

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The implementation of this interpretation did not have an impact on our financial statements.

European Monetary Union—Euro

        On January 1, 1999, several member countries of the European Union ("EU") established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. Since that date, the Euro has been traded on currency exchanges while at the same time the legacy currencies remained legal tender in the participating countries during a transition period from January 1, 1999 through January 1, 2002.

        During the transition period, cashless payments could be made in the Euro, and parties could elect to pay for goods and services and transact business using either the Euro or a legacy currency.

        The Company's EU-member businesses have successfully transitioned their business and financial systems to the Euro. There were no significant problems during the transition and the conversion has not had a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

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

Item 7A.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        The Company has operations outside of the United States and sells its products worldwide. The Company's activities expose it to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by the Company.

Interest Rate Risk

        As of January 31, 2003 the Company is subject to interest rate risk on approximately $12.1 million of variable rate debt. Each 1% increase in the interest rate would impact pre-tax earnings by approximately $0.1 million if applied to the total.

        On March 1, 2002, the Company entered into an interest rate swap agreement, which matures on October 1, 2009, in relation to $50.0 million of our outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six-month LIBOR rate plus 2.65% (4.4% at January 31, 2003), with interest payable semi-annually on April 1 and October 1. Each 1% change in the interest rate would impact pre-tax earnings by $0.5 million.

Foreign Currency Risk

        The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

        The Company has designated its forward exchange contracts on Canadian intercompany purchases and forecasted future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) ("OCI") until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for machinery and equipment and inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Approximately $271,000 of hedge losses are included in accumulated OCI at January 31, 2003, and are expected to be transferred into earnings within the next twelve months.

        The Company has designated its foreign currency forward contracts related to intercompany loans as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans, that they are intended to hedge.

        For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged. The following table provides information about the Company's foreign exchange forward contracts at January 31, 2003.

	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
	(In thousands, except average contract rate)
Canadian Dollar	$4,896	1.55	$(85)
Euro	33,285	1.08	136
Pound Sterling	30,820	1.56	(1,176)

	$69,001		$(1,125)

        The foreign exchange contracts outstanding as of January 31, 2003 had maturity dates ranging from February 2003 through January 2004.

Report of Independent Accountants

To the Board of Directors and Stockholders of Blyth, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Blyth, Inc. and Subsidiaries (the "Company") at January 31, 2003 and January 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in fiscal 2003.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in fiscal 2002.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in fiscal 2001.

/s/ PRICEWATERHOUSECOOPERS LLP PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
March 17, 2003, except for Note 17, as to
which the date is April 1, 2003

Item 8.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, (In thousands, except share and per share data)

	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$135,357	$168,596
Accounts receivable, less allowance for doubtful receivables $2,804 in 2002 and $4,093 in 2003	83,781	82,913
Inventories	181,840	187,935
Prepaid and other	15,532	15,226
Deferred income taxes	18,377	17,767

Total current assets	434,887	472,437
Property, plant and equipment, at cost:
Land and buildings	113,605	133,364
Leasehold improvements	24,503	15,620
Machinery and equipment	197,214	201,958
Office furniture, data processing equipment and software	59,836	68,984
Construction in progress	4,422	3,269

	399,580	423,195
Less accumulated depreciation	157,666	178,397

	241,914	244,798
Other assets:
Investments	3,551	3,564
Excess of cost over fair value of assets acquired	112,325	149,365
Deposits and other assets	12,104	16,494

	127,980	169,423

Total assets	$804,781	$886,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$13,226	$7,377
Current maturities of long-term debt	18,245	4,037
Accounts payable	47,886	58,571
Accrued expenses	66,677	80,953
Income taxes	3,082	2,685

Total current liabilities	149,116	153,623
Deferred income taxes	23,066	24,280
Long-term debt, less current maturities	160,230	165,079
Other liabilities	4,306	4,212
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock—authorized 100,000,000 shares of $0.02 par value; issued 49,509,776 shares in 2002 and 49,703,682 shares in 2003	990	994
Additional contributed capital	97,879	101,567
Retained earnings	449,038	523,865
Accumulated other comprehensive loss	(16,894)	(377)
Treasury stock, at cost, 2,630,900 shares in 2002 and 3,644,100 shares in 2003	(62,950)	(86,585)

Total stockholders' equity	468,063	539,464

Total liabilities and stockholders' equity	$804,781	$886,658

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Year ended January 31, (In thousands, except per share data)

	2001	2002	2003
Net sales	$1,178,813	$1,178,771	$1,288,583
Cost of goods sold	582,712	601,766	648,281

Gross profit	596,101	577,005	640,302
Selling and shipping	341,532	334,715	363,835
Administrative	97,432	103,014	118,329
Amortization of goodwill	4,191	4,702	—
Restructuring and impairment charges	7,702	14,084	2,621

	450,857	456,515	484,785

Operating profit	145,244	120,490	155,517

Other expense (income):
Interest expense	15,876	17,237	14,664
Interest income and other	(1,988)	(5,014)	(1,737)
Equity in earnings of investees	666	(22)	33

	14,554	12,201	12,960

Earnings before income taxes and cumulative effect of change in accounting principle	130,690	108,289	142,557
Income tax expense	49,975	40,283	53,032

Earnings before cumulative effect of change in accounting principle	80,715	68,006	89,525
Cumulative effect of change in accounting principle, net of taxes of $716 in 2001 and $2,887 in 2003	(1,153)	—	(4,515)

Net earnings	$79,562	$68,006	$85,010

Basic:
Net earnings per common share before cumulative effect of change in accounting principle	$1.69	$1.45	$1.94
Cumulative effect of change in accounting principle	(0.02)	—	(0.10)

	$1.67	$1.45	$1.84
Weighted average number of shares outstanding	47,629	47,056	46,256

Diluted:
Net earnings per common share before cumulative effect of change in accounting principle	$1.69	$1.44	$1.93
Cumulative effect of change in accounting principle	(0.02)	—	(0.10)

	$1.66	$1.44	$1.83
Weighted average number of shares outstanding	47,902	47,205	46,515

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share data)

	Common stock				Treasury stock		Accumulated other comprehensive income (loss)
			Additional contributed capital	Retained earnings
	Shares	Amount			Shares	Amount		Total
Balance at January 31, 2000	49,246,009	$985	$93,784	$320,384	(1,208,700)	$(30,179)	$(4,760)	$380,214
Net earnings for the year				79,562				79,562
Foreign currency translation adjustments							(5,913)	(5,913)
Unrealized gains on certain investments (net of tax of $639)							1,078	1,078

Comprehensive income								74,727
Common stock issued in connection with exercise of stock options	185,567	4	2,616					2,620
Tax benefit from stock options			512					512
Dividends paid ($0.20 per share)				(9,499)				(9,499)
Treasury stock purchases					(1,148,100)	(26,780)		(26,780)

Balance at January 31, 2001	49,431,576	989	96,912	390,447	(2,356,800)	(56,959)	(9,595)	421,794
Net earnings for the year				68,006				68,006
Foreign currency translation adjustments							(6,003)	(6,003)
Reclassification adjustment for gains included in net income (net of tax of $737)							(1,244)	(1,244)
Unrealized loss on certain investments (net of tax of $94)							(159)	(159)
Net gain on cash flow hedging instruments (net of tax $63)							107	107

Comprehensive income								60,707
Common stock issued in connection with exercise of stock options	78,200	1	584					585
Tax benefit from stock options			383					383
Dividends paid ($0.20 per share)				(9,415)				(9,415)
Treasury stock purchases					(274,100)	(5,991)		(5,991)

Balance at January 31, 2002	49,509,776	990	97,879	449,038	(2,630,900)	(62,950)	(16,894)	468,063
Net earnings for the year				85,010				85,010
Foreign currency translation adjustments							16,844	16,844
Unrealized loss on certain investments (net of tax of $33)							(56)	(56)
Net loss on cash flow hedging instruments (net of tax of $160)							(271)	(271)

Comprehensive income								101,527
Common stock issued in connection with exercise of stock options	193,906	4	3,367					3,371
Tax benefit from stock options			321					321
Dividends paid ($0.22 per share)				(10,183)				(10,183)
Treasury stock purchases					(1,013,200)	(23,635)		(23,635)

Balance at January 31, 2003	49,703,682	$994	$101,567	$523,865	(3,644,100)	$(86,585)	$(377)	$539,464

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended January 31,
(In thousands)

	2001	2002	2003
Cash flows from operating activities:
Net earnings	$79,562	$68,006	$85,010
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	1,153	—	4,515
Depreciation and amortization	33,383	36,246	30,212
Tax benefit from stock options	512	383	321
Deferred income taxes	(5,253)	(2,640)	4,711
Equity in earnings of investees	666	(22)	33
Restructuring and impairment charges	6,608	9,292	2,621
Gain on sale of long-term investment	—	(1,981)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	974	(3,828)	12,753
Inventories	(5,228)	35,592	7,827
Prepaid and other	(1,952)	2,174	160
Deposits and other assets	(4,676)	(3,266)	1,734
Accounts payable	(2,787)	(4,354)	8,088
Accrued expenses	1,642	1,961	14,146
Other liabilities	—	1,701	(346)
Income taxes	8,099	(10,960)	(584)

Total adjustments	33,141	60,298	86,191

Net cash provided by operating activities	112,703	128,304	171,201

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,322)	(11,901)	(15,174)
Purchases of long-term investments	(9,753)	—	—
Proceeds from sale of long-term investments	124	11,734	26
Cash impact of Wax Lyrical receivership	—	—	(3,253)
Purchase of businesses, net of cash acquired	(447)	(61,735)	(51,658)

Net cash used in investing activities	(35,398)	(61,902)	(70,059)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,620	585	3,371
Purchases of treasury stock	(26,780)	(5,991)	(23,635)
Borrowings from bank line of credit	44,259	61,634	71,961
Repayments on bank line of credit	(22,553)	(75,685)	(90,062)
Borrowings on long-term debt	—	4,791	517
Repayments on long-term debt	(18,363)	—	(19,872)
Dividends paid	(9,499)	(9,415)	(10,183)

Net cash used in financing activities	(30,316)	(24,081)	(67,903)

Net increase in cash and cash equivalents	46,989	42,321	33,239
Cash and cash equivalents at beginning of year	46,047	93,036	135,357

Cash and cash equivalents at end of year	$93,036	$135,357	$168,596

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$16,695	$17,237	$15,355
Income taxes, net of refunds	46,621	43,635	47,741

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

Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas of the financial statements involving significant estimates include inventory reserves, bad debt reserves, chargeback reserves, impairment charges, taxes, and other accrued liabilities.

Credit Concentration

        The Company's credit sales are principally to department and gift stores, mass merchandisers and distributors, which purchase the Company's products for resale. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company makes provisions for estimated credit losses.

Foreign Currency Translation

        The Company's international subsidiaries use their local currency as their functional currency. Therefore, all balance sheet accounts of international subsidiaries are translated into US dollars at the year-end rate of exchange, and statement of earnings items are translated at the weighted average exchange rates for the period. Resulting translation adjustments are included in accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions, which are included in income, were not material.

Reclassifications

        Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Investments

        The Company makes investments from time to time in the ordinary course of its business that may include selected assets and product lines, long-term investments and/or joint ventures that either complement or expand its existing business. The equity method of accounting is used to account for investments in common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee.

Derivatives and Other Financial Instruments

        Effective February 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 133 (SFAS 133), "Accounting for Derivative and Hedging Activities" and its corresponding amendment under SFAS 138. These statements establish the accounting and reporting standards for derivative instruments and hedging activities and require that all derivative instruments be recorded on the balance sheet at fair value. The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes. The adoption of SFAS 133 and 138 did not have a material impact on our results of operations.

        The Company has designated its forward exchange contracts on Canadian intercompany purchases and forecasted future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) ("OCI") until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for machinery and equipment and inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Approximately $271,000 of hedge losses are included in accumulated OCI at January 31, 2003, and are expected to be transferred into earnings within the next twelve months.

        The Company has designated its foreign currency forward contracts related to intercompany loans as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

        For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.

        On March 1, 2002, the company entered into an interest rate swap contract to manage its interest rate exposure. The swap, which has a notional amount of $50.0 million, effectively converts $50.0 million of the $150.0 million 7.9% Senior Notes into variable rate debt. At January 31, 2003, the Company's interest rate swap had a fair value of approximately $4.1 million. Because the terms of the swap match the terms of the underlying debt, the swap is designated as a fair value hedge. As this hedge is 100% effective, there is no current impact on earnings due to hedge ineffectiveness.

Fair Value of Financial Instruments

        The Company's financial instruments include accounts receivable, accounts payable, short-term and long-term debt. Management believes the carrying value of these items approximates their estimated fair values, except for long-term debt, as discussed in Note 8 to the Consolidated Financial Statements.

Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The elements of cost are primarily material, labor and overhead.

Shipping and Handling

        The Company classifies shipping and handling fees billed to customers in revenue, and shipping and handling costs are classified as cost of goods sold.

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

Excess of Cost Over Fair Value of Assets Acquired

        Prior to February 1, 2002, excess of costs of acquisitions over fair value of identifiable net assets acquired less liabilities assumed ("goodwill") was being amortized on a straight-line basis over estimated lives ranging from 15-40 years. Amortization of goodwill ceased on February 1, 2002, upon adoption of the new goodwill rules under SFAS 142.

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

        As of January 31, 2002, Blyth's Consolidated Balance Sheets reflected approximately $112.3 million in goodwill net of accumulated amortization, including $31.4 million related to the Candles & Home Fragrance segment businesses, other than the Sterno Group, $42.2 million related to the Sterno Group and $38.7 million related to the Creative Expressions segment businesses. The Company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million. The fair value of the Sterno Group was determined through an independent valuation utilizing market-comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to February 1, 2002 using a risk-adjusted discount rate. The impairment of the Sterno Group's goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The carrying amount of goodwill on the Company's Consolidated Balance Sheet increased approximately $37.1 million, from $112.3 million at January 31, 2002 to $149.4 million at January 31, 2003. The change in goodwill is primarily the result of the acquisition of CBK (See Note 3), which increased goodwill by approximately $40.0 million, together with an increase in goodwill resulting from a foreign currency translation adjustment of approximately $4.5 million, and the previously discussed impairment charge, which decreased goodwill by $7.4 million.

        The following table sets forth Blyth's net income and earnings per share adjusted to exclude fiscal 2001 and 2002 amortization expense related to goodwill that is no longer being amortized and to reflect the cumulative effect of change in accounting principle related to the adoption of SFAS 142 recorded in fiscal 2003.

	2001	2002	2003
	(In thousands, except per share data)
Reported earnings before cumulative effect of change in accounting principle	$80,715	$68,006	$89,525
Cumulative effect of change in accounting principle, net of taxes of $716 in 2001and $2,887 in 2003	(1,153)	—	(4,515)

Reported net income	79,562	68,006	85,010
Goodwill amortization, net of taxes of $1,601 in 2001 and $1,749 in 2002	2,590	2,953	—

Adjusted net income	$82,152	$70,959	$85,010

Basic earnings per common share:
Reported earnings before cumulative effect of change in accounting principle	$1.69	$1.45	$1.94
Cumulative effect of change in accounting principle, net of taxes	(0.02)	—	(0.10)

Reported net income	1.67	1.45	1.84
Goodwill amortization, net of taxes	0.05	0.06	—

Adjusted net income	$1.72	$1.51	$1.84

Diluted earnings per common share:
Reported earnings before cumulative effect of change in accounting principle	$1.69	$1.44	$1.93
Cumulative effect of change in accounting principle, net of taxes	(0.02)	—	(0.10)

Reported net income	1.66	1.44	1.83
Goodwill amortization, net of taxes	0.05	0.06	—

Adjusted net income	$1.72	$1.50	$1.83

Impairment of Long-Lived Assets

        We review long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment will be calculated by comparing the carrying value to the fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.

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

Revenue Recognition

        Revenue recognition—Revenues consist of sales to customers, net of returns and allowances. For the fiscal year ended January 31, 2001, the Company adopted Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". As a result of adopting SAB 101, the Company changed its revenue recognition policy to recognize revenue upon delivery, when both title and risk of loss are transferred to the customer, rather than recognizing revenue upon shipment. The Company recorded a one-time charge in fiscal 2001 of $1.2 million, net of tax, which is reflected as a cumulative effect of an accounting change in the Consolidated Statement of Earnings. This one-time charge had an effect equal to $.02 Diluted Earnings Per Share.

        Generally, sales orders are received via signed customer purchase orders with stated fixed prices based on published price lists. Revenue is recognized only upon delivery, when both title and risk of loss transfer to the customer. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. Should market conditions decline, the Company may increase customer incentives with respect to future sales. The Company also records estimated reductions to revenue, based primarily on historical experience, for customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required.

        In some instances, the Company receives payment in advance of product shipments. Such advance payments occur primarily in our direct selling channel and are recorded as deferred revenue. Upon delivery of product shipments for which advance payment has been made, the related deferred revenue is reclassified to revenue.

        Most of the Company's sales made on credit are made to an established list of customers. Although the collectibility of sales made on credit is reasonably assured, the Company has established an allowance for doubtful accounts for its trade and note receivables. The allowance is determined based on the Company's evaluation of specific customers' ability to pay, aging of receivables, historical experience and the current economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations, including those to the Company, could be adversely affected by declining sales at retail resulting from such factors as contraction in the economy or a general decline in consumer spending.

        Some of the Company's business units offer seasonal dating programs pursuant to which customers that qualify for such programs are offered extended payment terms for seasonal product shipments. As with other customers, customer orders pursuant to such seasonal dating programs are generally received in the form of a written purchase order signed by an authorized representative of the customer. Sales made pursuant to seasonal dating programs are recorded as revenue only upon delivery either to the customer or to an agent of the customer depending on the freight terms for the particular shipment and consistent with the concept of "risk of loss". The sales price for the Company's products sold pursuant to such seasonal dating programs is fixed prior to the time of shipment to the customer. Customers do not have the right to return product except for rights to return that the Company believes are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences. The Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. The Company believes that it is reasonably assured of payment for products sold pursuant to such seasonal dating programs based on its historical experience with the established list of customers eligible for such programs. In addition, the Company minimizes its exposure to bad debts by utilizing established credit limits for each customer. If, however, product sales by our customers during the seasonal selling period should fall significantly below expectations, such customers' financial condition could be adversely affected, increasing the risk of not collecting these seasonal dating receivables and, possibly, resulting in additional bad debt charges. The Company does not make any sales under consignment or similar arrangements.

Earnings per Common and Common Equivalent Share

        Earnings per common and common equivalent share are computed based upon the weighted average number of shares outstanding during the period, which includes outstanding options for common stock, when dilutive.

Employee Stock Option Plans

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

	2001	2002	2003
	(In thousands, except per share data)
Net earnings:
As reported	$79,562	$68,006	$85,010
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	2,740	2,316	2,771

Pro forma	$76,822	$65,690	$82,239

Net earnings per common share:
As reported:
Basic	$1.67	$1.45	$1.84
Diluted	1.66	1.44	1.83
Pro forma:
Basic	$1.61	$1.40	$1.78
Diluted	1.60	1.39	1.77

        The fair value of each option is estimated on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2002 and 2003, respectively: expected volatility was 44.2% for 2001, 39.5% for 2002 and 40.5% for 2003; risk-free interest rates at 5.11% to 6.70% for 2001, 4.17% to 5.33% for 2002 and 2.88% to 4.94% for 2003;

expected life of 7 years for 2001 and 2002 and 5 years for 2003 and an expected dividend yield of 0.81%.

Classification of Sales Incentives

        In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". Effective February 1, 2002, the company adopted EITF 01-09, EITF 00-14 and EITF 00-25. These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expenses. Prior year amounts have been reclassified to conform with the current year presentation. The effect of the adoption of these issues reduced both net sales and operating expenses for the fiscal years ended January 31, 2002 and January 31, 2001 by $19.4 million and $18.4 million, respectively. The adoption of such requirements had no impact on net earnings.

Note 2: Accounting Changes

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

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The implementation of this interpretation did not have an impact on our financial statements.

Note 3: Business Acquisitions

        On April 11, 2001, the Company acquired Midwest of Cannon Falls, Inc. ("Midwest"), a leading creative expressions company in the seasonal decorative products and giftware industry for approximately $61.0 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million. Midwest is included in the Creative Expressions segment. The Consolidated Financial Statements include the results of operations of Midwest since the date of acquisition.

        On May 10, 2002, the Company purchased all of the interests in CBK, Ltd., LLC ("CBK"), a designer and marketer of premium everyday home décor, for approximately $51.5 million in cash. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $40.0 million, which will be deductible for income tax purposes over 15 years. CBK is also included in the Creative Expressions segment. The Consolidated Financial Statements include the results of operations of CBK since the date of acquisition.

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

	Year ended January 31,
	2002	2003
	(In thousands except per share data) (Unaudited)
Net sales	$1,257,990	$1,310,168
Earnings before cumulative effect of change in accounting principle	71,880	91,313
Net earnings	71,880	86,798
Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$1.53	$1.97
Net earnings per common share	1.53	1.88
Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$1.52	$1.96
Net earnings per common share	1.52	1.87

        The unaudited pro forma combined results of operations are not necessarily indicative of, and to do not purport to represent, what the Company's results of operations or financial condition actually would have been had the acquisition been made as of February 1, 2001.

        The following provides an allocation of the purchase price of CBK (in thousands):

Cash Purchase Price	$51,475

Less: Assets acquired
Accounts Receivable	10,289
Inventories	9,552
Property, plant and equipment	9,781
Other	1,360

30,982

Plus: Liabilities assumed
Accounts Payable	1,530
Accrued expenses	1,037
Debt	16,992

19,559

Unallocated purchase price(goodwill)	$40,052

Note 4: Unusual Charges

        During the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $2.6 million pre-tax as a result of putting Wax Lyrical, our UK specialty retailer, into administrative receivership. Wax Lyrical had cash balances of approximately $3.3 million, which were required to be turned over to the receiver. Wax Lyrical has been included in the consolidated financial statements of the Company since fiscal 2001 during which time Wax Lyrical had annual revenues of approximately $16-18 million and incurred annual operating losses of approximately $2-3 million.

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

        Charges of $5.2 million pre-tax were recorded relating primarily to other rationalization within Blyth's North American consumer wholesale businesses and included severance payments following several changes in management of $2.0 million, lease write-offs of $1.6 million and asset impairments of $1.6 million.

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

        In addition to the fourth quarter charges the Company recorded a $6.3 million pre-tax unusual charge to cost of sales in the second quarter of fiscal 2002 relating to the revaluation of US mass market inventory, due in large part to Wal-Mart's change to a private label candle program.

        During the fourth quarter of fiscal 2001, the Company recorded restructuring and impairment charges of approximately $7.7 million pre-tax. The following summarizes the components of these charges:

        Pre-tax expenses associated with the restructuring of the Company's European activities, including $0.5 million of asset write-offs and $0.7 million in severance payments made to employees, were incurred in (a) its Fragrant Memories and Eclipse Candles units (part of the Colony Group), (b) its Nordic and Becker units (part of the Gies Group), and (c) Wax Lyrical, its UK specialty retailer. The Company evaluated its European consumer activities and closed or vacated four production and warehousing facilities in order to reposition these units more effectively for growth and profitability in fiscal 2002.

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

        The Company also recorded a non-cash impairment charge of approximately $4.0 million related to Wax Lyrical, its UK specialty retailer in the Candles & Home Fragrance segment, for a write-off of goodwill of approximately $3.0 million and a write-down of fixed assets of approximately $1.0 million. The impairment charge was calculated by comparing the present value of the expected cash flows associated with these assets to the carrying value of the assets.

        In addition to these restructuring and impairment charges, the fiscal 2001 initiatives described above entailed $9.0 million in adjustments to the carrying values of inventory, which were charged to cost of sales in the fourth quarter of fiscal 2001.

        The fourth quarter and full year results for fiscal 2001 also included $2.3 million of unexpected bad debt expenses associated with customer bankruptcy filings by Home Place (formerly Waccamaw Pottery), Bradlees, Montgomery Ward, Frank's Nursery and Spoils, a UK retailer.

        The following is a tabular rollforward of the unusual charges described above that were recorded on the balance sheet of the Company:

	Lease Obligations	Severance Costs	Total
	(in thousands)
Balance at January 31, 2001	$1,364	$—	$1,364
Payments made against 2001 charges	(664)	—	(664)
Favorably negotiated settlement against 2001 charges reversed to income	(700)	—	(700)
Fiscal 2002 charges recorded	1,932	2,859	4,791
Payments made against 2002 charges	(469)	(1,106)	(1,575)

Balance at January 31, 2002	1,463	1,753	3,216
Payments made against 2002 charges	(533)	(1,753)	(2,286)
Reversal of over accrual to income of 2002 charges following agreement of sublease	(525)	—	(525)

Balance at January 31, 2003	$405	$—	$405

Note 5: Inventories

        The major components of inventories are as follows (in thousands):

	2002	2003
Raw materials	$35,142	$33,950
Work in process	1,994	2,509
Finished goods	144,704	151,476

	$181,840	$187,935

Note 6: Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	2002	2003
Compensation and certain benefits	$25,911	$30,142
Deferred revenue	11,072	15,521
Promotional expenses	14,031	19,168
Taxes, other than income	7,471	5,709
Interest payable	4,387	3,539
Other	3,805	6,874

	$66,677	$80,953

Note 7: Bank Lines of Credit

        As of January 31, 2003, Blyth, Inc. had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2003. Amounts outstanding under the line of credit bear interest at short-term fixed rates. No amount was outstanding under the uncommitted line of credit at January 31, 2003.

        At January 31, 2003, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit. At January 31, 2003, letters of credit aggregating approximately $3.4 million were outstanding under this credit line.

        As of December 31, 2002, the Gies Group had available lines of credit of approximately $38.1 million under which no amounts were outstanding. These lines of credit are renewed annually.

        Colony has a short-term revolving credit facility with Barclays Bank ("Barclays"), which matures on June 30, 2003, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $24.1 million. As of December 31, 2002, Colony had borrowings outstanding under the credit facility of approximately $7.4 million, at a weighted average interest rate of 4.34%.

        As of January 31, 2003, CBK had an available secured line of credit of $23.0 million with PNC Financial Services Group, Inc. ("PNC"), maturing in July 2003. Amounts outstanding under the line of credit bore interest at the bank's prime rate (4.25% at January 31, 2003) minus 1%, subject to various covenants. At January 31, 2003, CBK was in compliance with such covenants. At January 31, 2003, letters of credit aggregating approximately $0.5 million were outstanding. On February 3, 2003 CBK terminated the line of credit agreement with PNC.

Note 8: Long-Term Debt

        Long-term debt consists of the following (in thousands):

	2002	2003
7.54% Senior Notes	$14,286	$10,714
7.90% Senior Notes	149,234	149,267
Credit facilities	11,330	—
Other	3,625	9,135

	178,475	169,116
Less current maturities	(18,245)	(4,037)

	$160,230	$165,079

        In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005. Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth. At January 31, 2003, the Company was in compliance with such provisions. Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

        In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At January 31, 2003, the Company was in compliance with such provisions. Interest is payable semi-annually on April 1 and October 1. On March 1, 2002, the Company entered into an interest rate swap contract which matures on October 1, 2009, in relation to $50.0 million of our outstanding 7.90% Senior Notes. The interest rate under the swap agreement is equal to the six-month LIBOR rate plus 2.65% (4.4% at January 31, 2003), with interest payable semi-annually on April 1 and October 1. At January 31, 2003, the fair value of the interest rate swap was approximately $4.1 million.

        On August 5, 2002, the Company replaced its prior $135 million credit facility with a new $200 million unsecured revolving credit facility having a three year term (the "Credit Facility"). The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. At January 31, 2003, the Company was in compliance with such provisions. Amounts outstanding under the Credit Facility bear interest, at the Company's option, at JPMorgan Chase Bank's prime rate (4.25% at January 31, 2003) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company's senior unsecured long-term debt rating and the Company's usage of the Credit Facility. On January 31, 2003, approximately $3.1 million of letters of credit were outstanding under the Credit Facility. Borrowings under the prior credit facility were paid in full, using cash on hand, simultaneously with the closing of the new Credit Facility on August 5, 2002.

        At January 31, 2003, CBK had $4.7 million of long-term debt outstanding under an Industrial Revenue Bond ("IRB"), which matures on January 1, 2025. The bond was backed by an irrevocable letter of credit issued by the National Bank of Canada, which was replaced by an irrevocable letter of credit issued by LaSalle Bank National Association on February 3, 2003. The amount outstanding under the IRB bears interest at short-term floating rates for a weighted average interest rate of 1.6% at January 31, 2003.

        Maturities under debt obligations are as follows (in thousands):

For the years ending January 31,
2004	$4,037
2005	3,688
2006	3,691
2007	130
2008	135
Thereafter	157,435

$169,116

        The estimated fair value of the Company's $169.1 million and $178.5 million total long-term debt (including current portion) at January 31, 2003 and 2002 was approximately $191.6 million and $189.4 million, respectively. The fair value is determined by quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Note 9: Employee Benefit Plans

        The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees. Contributions to all such plans are principally at the Company's discretion except for the Section 401(k) Company matching contributions, which became guaranteed effective April 1, 2002. The Gies Group contributes to a Swedish government-sponsored retirement system, which provides retirement benefits to certain of its employees. The Company has a supplemental pension benefit agreement with one of its key executives. Benefits pursuant to the agreement will be provided by a purchased annuity insurance policy. Total expense related to all plans for the years ended January 31, 2001, 2002 and 2003 was $3.5 million, $3.8 million and $5.0 million, respectively.

Note 10: Commitments and Contingencies

        The Company utilizes operating leases for a portion of its facilities and equipment. Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. Certain leases provide for renewal for various periods at stipulated rates.

        The minimum future rental commitments under operating leases are as follows (in thousands):

For the years ending January 31,
2004	$17,599
2005	14,328
2006	12,445
2007	10,394
2008	7,503
Thereafter	14,160

Total minimum payments required	$76,429

        Rent expense for the years ended January 31, 2001, 2002 and 2003 was $19.6 million, $21.6 million and $26.0 million, respectively.

        The Company leases certain office and warehouse space used in its businesses in the Creative Expressions segment from related parties. Under the terms of the leases, the Company is responsible for all real estate taxes, maintenance and insurance costs. The lease rates were determined based on market rates for comparable property at the time of entering into the contract. At January 31, 2003 the total future lease commitments under the related party leases were approximately $3.9 million and the leases expire on various dates through fiscal 2008.

        The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Note 11: Income Taxes

        Earnings before provision for income taxes (in thousands):

	2001	2002	2003
United States	$114,956	$90,609	$118,912
Foreign	15,734	17,680	23,645

	$130,690	$108,289	$142,557

        Income tax expense consists of the following (in thousands):

	2001	2002	2003
Current income tax expense:
Federal	$42,153	$33,475	$36,319
State	7,552	4,298	5,739
Foreign	5,523	5,150	6,263

	55,228	42,923	48,321
Deferred income tax expense (benefit):
Federal	(3,060)	(2,000)	4,390
State	(540)	(300)	775
Foreign	(1,653)	(340)	(454)

	(5,253)	(2,640)	4,711

	$49,975	$40,283	$53,032

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	2002	2003
Current deferred tax assets:
Accrued expenses and other	$973	$114
Allowance for doubtful receivables	1,482	1,967
Employee benefit plans	2,068	1,173
Inventory reserves	7,486	7,156
Net operating loss and other tax credit carryforwards	5,118	5,782
Restructuring reserves	3,091	2,592
Valuation allowance	(1,841)	(1,017)

	$18,377	$17,767

Non-current deferred tax liabilities:
Depreciation	$(23,066)	$(24,280)

        The valuation allowance relates principally to certain non-US tax loss carryforwards, as the Company believes that, due to various limitations in these foreign jurisdictions, it is more likely than not that such benefits will not be realized. The decrease in valuation allowance from the prior year is due to a change in Management's assessment of the ability to realize certain foreign net operating loss carryforwards. At January 31, 2003 the Company has a $14.8 million net operating loss carryforward, which consists of a $3.8 million domestic net operating loss that expires on January 31, 2022 and foreign net operating losses of $11.0 million, which have an indefinite expiration.

        As of January 31, 2003, undistributed earnings of foreign subsidiaries considered permanently invested for which deferred income taxes have not been provided were approximately $38.5 million.

        A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows (in thousands):

	2001	2002	2003
Tax provision at statutory rate	$45,741	$37,901	$49,895
Tax effect of:
State income taxes, net of federal benefit	4,910	2,793	4,234
Other, net	(676)	(411)	(1,097)

	$49,975	$40,283	$53,032

Note 12: Employee Stock Option Plans

        At January 31, 2003, the Company had two stock-based compensation plans, which are described below.

        The Company's Amended and Restated 1994 Employee Stock Option Plan (the "Employee Option Plan"), provides for the grant to officers and employees of both "incentive stock options" and stock options that are non-qualified for Federal income tax purposes. The total number of shares of common stock for which options may be granted pursuant to the Employee Option Plan shall not exceed the sum of 2,880,000 shares plus an additional number of shares, which are to be added on February 1, 2001, and each anniversary thereof during the term of Employee Option Plan, equal to the lesser of (x) 0.75% of the total outstanding shares of common stock of the Company on the applicable anniversary date and (y) 600,000 shares up to a maximum of 5,280,000 shares.

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

        The Company has also adopted the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). A total of 270,000 shares of common stock may be issued through the exercise of options granted pursuant to the Non-Employee Director Plan. No option may be granted under the Non-Employee Director Plan after May 18, 2004.

        Each non-employee director who is elected to office for the first time is, upon such date, automatically granted an option to acquire 10,000 shares of common stock ("Initial Grant"). Each non-employee director who is in office with at least six months of service receives, on the date of the Annual Meeting of Shareholders of Blyth beginning in June 2003 and thereafter, an option to acquire 5,000 shares of common stock ("Annual Grant"). The price of shares that may be purchased upon exercise of an option is the fair market value of the common stock on the date of grant.

        Options granted pursuant to the Non-Employee Director Plan become exercisable as follows: each Initial Grant vests over a two year period at the rate of 50% on each anniversary of the date of grant and each Annual Grant vests in full on the sooner of (x) the first anniversary of the date of the grant or (y) the date of the next Annual Meeting of shareholders of Blyth.

        Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price
Outstanding at January 31, 2000	1,571,017	$22.32
Options granted	568,500	24.95
Options exercised	(185,567)	14.12
Options cancelled	(120,500)	26.13

Outstanding at January 31, 2001	1,833,450	23.72
Options granted	504,000	22.71
Options exercised	(78,200)	7.49
Options cancelled	(349,199)	31.85

Outstanding at January 31, 2002	1,910,051	22.63
Options granted	538,500	27.30
Options exercised	(193,906)	17.38
Options cancelled	(178,800)	25.05

Outstanding at January 31, 2003	2,075,845	$24.87

        At January 31, 2001, 2002 and 2003, options to purchase 694,749, 764,351 and 806,677 shares, respectively, were exercisable.

        Options outstanding and exercisable as of January 31, 2003, by price range:

	Outstanding			Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.60-14.40	104,245	1.89	$9.04	104,245	$9.04
14.40-25.20	774,600	6.99	22.89	329,300	23.15
25.20-36.00	1,197,000	7.46	27.52	373,132	28.31

	2,075,845			806,677

        The weighted average fair value of options granted during the years ended January 31, 2001, 2002 and 2003 was $12.91, $10.40 and $10.85, respectively.

Note 13: Segment Information

        The Company operates in two business segments—the Candles & Home Fragrance segment and the Creative Expressions segment (formerly Creative Expressions and Foodservice). Since February 1, 2002, financial results of the Sterno Group have been reported as part of the Candles & Home Fragrance segment, to which this business unit is more closely aligned. Accordingly, the Creative Expressions and Foodservice segment has been changed to, simply, the Creative Expressions segment. This change had no impact on consolidated results, and the Company's disclosures including segment information for all periods have been restated to reflect the realigned segments. The Company's reportable segments are based on similarities in products and represent the aggregation of operating units for which financial information is regularly evaluated in determining resource allocation and assessing performance. Revenues are not reported by product or group of similar products, as it is impractical to do so. The Company has operations outside of the United States and sells its products in the Candles & Home Fragrance segment worldwide. The majority of sales in the Creative Expressions segment are domestically based.

        The Candles & Home Fragrance segment designs, manufactures, sources and markets and distributes an extensive line of products including scented candles, potpourri, bath products, and other fragranced products, and markets a broad range of related accessories, as well as tabletop illumination products and chafing fuel. These products are sold direct to the consumer under the PartyLite® brand, to retailers in the premium and specialty retail channels under the Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, and Kate's™ brands, in the mass retail channel under the Florasense®, Ambria®, FilterMate® and Sterno® brands and to the Away From Home market under the Sterno®, Ambria®, and HandyFuel® brand names. In Europe, these products are also sold under the Colonial™, Colonial at HOME®, Ambria®, Carolina®, Gies®, and Liljeholmens® brands.

        The Creative Expressions segment designs, markets and distributes a broad range of complementary specialty products for the consumer market, including home décor and giftware products under the CBK® and Midwest of Cannon Falls® brands, and seasonal and paper-related products under the Jeanmarie® and Impact Plastics™ brand names.

        Earnings in both segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other income (expense) includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Other identifiable assets include corporate long-term investments and deferred bond costs, which are not allocated to the business segments.

        The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets, goodwill and long-term investments) based on physical location.

Operating Segment Information

	Year ended January 31,
	2001	2002	2003
	(In thousands)
Net Sales
Candles & Home Fragrance	$1,113,426	$1,042,803	$1,084,603
Creative Expressions	65,387	135,968	203,980

Total	$1,178,813	$1,178,771	$1,288,583

Earnings
Candles & Home Fragrance(1)(2)(3)	$133,471	$103,413	$129,255
Creative Expressions(2)	11,773	17,077	26,262

	145,244	120,490	155,517
Other income (expense)	(14,554)	(12,201)	(12,960)

Earnings before income taxes and cumulative effect of accounting change	$130,690	$108,289	$142,557

Identifiable Assets
Candles & Home Fragrance	$699,994	$699,753	$693,082
Creative Expressions	46,128	92,239	180,339
Other	24,852	12,789	13,237

Total	$770,974	$804,781	$886,658

Capital Expenditures
Candles & Home Fragrance	$23,848	$10,961	$12,757
Creative Expressions	1,474	940	2,417

Total	$25,322	$11,901	$15,174

Depreciation and Amortization
Candles & Home Fragrance	$31,805	$32,508	$28,047
Creative Expressions	1,578	3,738	2,165

Total	$33,383	$36,246	$30,212

GEOGRAPHIC INFORMATION
Net Sales
United States	$873,285	$866,916	$943,009
Germany	101,923	115,967	134,983
Other International	203,605	195,888	210,591

Total	$1,178,813	$1,178,771	$1,288,583

Long Lived Assets
United States	$294,383	$285,364	$320,229
International	85,706	72,426	77,498

Total	$380,089	$357,790	$397,727

(1)
2001 Candles & Home Fragrance includes restructuring and impairment charges of approximately $7.7 million, unusual inventory revaluation charges of $9.0 million and unexpected bad debt expenses of approximately $2.3 million (See Note 4 to the Consolidated Financial Statements).

(2)
2002 Candles & Home Fragrance includes restructuring and impairment charges of approximately $13.7 million and inventory revaluation charges of $11.3 million, and Creative Expressions includes restructuring and impairment charges of $0.4 million (See Note 4 to the Consolidated Financial Statements).

(2)
2003 Candles Home Fragrance includes an impairment charge of approximately $2.6 million as a result of putting Wax Lyrical into administrative receivership (See Note 4 to the Consolidated Financial Statements).

Note 14: Stock Repurchase Plan

        On April 4, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 additional shares of its common stock bringing the total authorization to 6,000,000 shares. During fiscal 2003, a total of 1,013,200 shares were repurchased for a total cost of approximately $23.6 million. As of January 31, 2003, the Company had cumulatively purchased on the open market 3,644,100 common shares for a total cost of approximately $86.6 million. The acquired shares are held as common stock in treasury at cost.

Note 15: Earnings Per Share

        The following table presents the components of basic and diluted net earnings per common share (in thousands):

	2001	2002	2003
Net earnings	$79,562	$68,006	$85,010

Weighted average number of common shares outstanding:
Basic	47,629	47,056	46,256
Dilutive effective of stock options	273	149	259

Weighted average number of common shares outstanding:
Diluted	47,902	47,205	46,515

        As of January 31, 2001, 2002 and 2003, options to purchase 90,886, 236,529 and 37,395 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 16: Selected Quarterly Financial Data (Unaudited)

        A summary of selected quarterly information for the years ended January 31 is as follows:

	2002 Quarter Ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share data)
Net sales	$257,490	$245,621	$313,338	$362,322
Gross profit	134,506	116,967	152,840	172,692
Net earnings	15,674	12,880	25,871	13,581
Net earnings per common and common equivalent share:
Basic(1)	$0.33	$0.27	$0.55	$0.29
Diluted	0.33	0.27	0.55	0.29
	2003 Quarter Ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share data)
Net sales	$277,896	$268,021	$362,181	$380,485
Gross profit	145,008	137,332	172,487	185,475
Net earnings	12,789	18,806	30,474	22,941
Net earnings per common and common equivalent share:
Basic(1)	$0.28	$0.41	$0.66	$0.50
Diluted	0.28	0.40	0.65	0.50

(1)
The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.

Note 17: Subsequent Events

        On April 1, 2003, the Company acquired 100% interest in Miles Kimball Company ("MK"), a direct marketer of giftware, home décor and household convenience items, premium photo albums, frames and holiday cards, for approximately $65.4 million in cash plus the assumption of debt of approximately $8.6 million. The Company is in the process of determining the fair value of assets acquired and liabilities assumed. Based on preliminary estimates, goodwill resulting from the acquisition of MK will approximate $34.0 million.

        On April 1, 2003, the Company's Board of Directors unanimously approved the adoption of the Company's 2003 Long-Term Incentive Plan (the "Plan"), subject to stockholder approval. The Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any subsidiary of the Company. The purpose of the Plan is to encourage non-employee directors and selected officers and employees of the Company and its affiliates to acquire a proprietary and vested interest in the growth and performance of the Company to generate an increased incentive to contribute to the Company's future success and prosperity. Assuming stockholder approval of the plan, the granting of awards under the Company's Amended and Restated 1994 Employee Stock Option Plan and the Company's Amended and Restated 1994 Stock Option Plan for Non-Employee Directors will be discontinued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

        The information required by Items 10 through 13 is included in the Company's proxy statement dated May 1, 2003 on pages 2 through 14.

Item 14. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company's principal executive officer and principal financial officer reviewed the Company's disclosure controls and procedures. As of the date of this report, the Company and the Company's principal executive officer and principal financial officer believe that the Company's disclosure controls and procedures are operating effectively as designed.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the principal executive officer and principal financial officer carried out their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1).    Financial Statements

        The following consolidated financial statements are contained on the indicated pages of this report:

        (a)(2).    Financial Statement Schedules

        The following financial statement schedules are contained on the indicated pages of this report:

Page No.
Report of Independent Accountants	S-1
Valuation and Qualifying Accounts	S-2

        All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

        (a)(3).    Exhibits

Exhibit No.	Description of Exhibit
3.1*	Restated Certificate of Incorporation of the Registrant
3.2*	Restated By-laws of the Registrant
4.1(a)	Form of Indenture, dated as of May 20, 1999, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-77721) filed on May 4, 1999)
4.1(b)	Form of First Supplemental Indenture dated as of September 29, 1999 between the Registrant and First Union National Bank, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 28, 1999)
10.1	Note Purchase Agreement, dated July 7, 1995 (the "Note Purchase Agreements"), relating to the 7.54% Senior Notes due June 30, 2005, among Candle Corporation Worldwide, Inc., Candle Corporation of America, and PartyLite Gifts, Inc., as Issuers, the Registrant, as guarantor, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1995)
10.1(a)	Fourth Amendment, dated as of October 17, 1997, to Note Purchase Agreements (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.1(b)	Assumption Agreement, dated as of October 17, 1997, of Note Purchase Agreements, among Candle Corporation Worldwide, Inc., Candle Corporation of America, and PartyLite Gifts, Inc., as assignors, and the Registrant, as assignee (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.1(c)	Guaranty Agreement, dated as of October 17, 1997, by Candle Corporation Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.1(d)	Form of 7.54% Senior Notes due June 30, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.1(e)	Fifth Amendment, dated as of May 17, 1999, to Note Purchase Agreements (incorporated by reference to Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000)
10.2*	Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc.
10.2(a)	First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I General Partnership, and PartyLite Gifts, Inc., to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996)

10.2(b)	Second Amendment, dated August 4, 2000, between Carol Point LLC, a Massachusetts limited liability company, as successor landlord to ERI-CP Inc., and PartyLite Gifts, Inc., to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996) (incorporated by reference to Exhibit 10.3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002)
10.2(c)	Third Amendment, dated February 28, 2001, between Carol Point LLC, a Massachusetts limited liability company, as successor landlord to ERI-CP Inc., and PartyLite Worldwide, Inc., as tenant, pursuant to Assignment and Assumption Agreement, dated January 31, 2001, between PartyLite Gifts, Inc. (assignor) and PartyLite Worldwide, Inc. (assignee), to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996) (incorporated by reference to Exhibit 10.3(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002)
10.3	Lease Agreement, dated June 25, 1997, between Carol Stream I Development Company, as landlord, PartyLite Gifts, Inc., as tenant, and the Registrant, as guarantor (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998)
10.3(a)	First Amendment to Lease, dated February 1, 2001, between MP 437 Tower CS, Inc. by RREEF Management Company, as landlord, as successor to Carol Stream I Development Company, and PartyLite Worldwide, Inc., as tenant, pursuant to Assignment and Assumption Agreement, dated January 31, 2001, between PartyLite Gifts, Inc. (assignor) and PartyLite Worldwide, Inc. (assignee) (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002)
10.4*†	Form of Indemnity Agreement between the Registrant and each of its directors
10.5†	Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed on December 21, 1999)
10.6†	Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)
10.6(a)**	Amendment No. 1 dated as of June 15, 2002 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen
10.7†	Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit A to the Employment Agreement filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001)
10.8**	Credit Agreement, dated as of August 5, 2002, among the Registrant, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and LaSalle Bank, National Association, as Co-Syndication Agents and Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents
10.9†	Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K filed April 17, 2000)

10.10†	Form of Nontransferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
10.11†	Form of Nontransferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
10.12†	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K filed April 19, 2002)
10.13*†	Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant
10.14†	2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K/A filed April 17, 2003)
21.**	List of Subsidiaries
23.**	Consent of PricewaterhouseCoopers LLP, independent accountants
24.1**	Power of Attorney
24.2**	Certified Resolutions of the Board of Directors of the Registrant
99.1**	Certification of Chairman, Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2**	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.

**
Filed herewith.

†
Management contract or compensatory plan required to be filed by Item 15(c) of this report.

        (b)    Reports on Form 8-K

        The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 2003:

        Current Report on Form 8-K, filed November 14, 2002, attaching third quarter and full year earnings expectations; increases cash flow estimate press release.

        Current Report on Form 8-K, filed December 6, 2002, attaching third quarter sales and earnings and comments on fourth quarter outlook press releases.

        Current Report on Form 8-K, filed December 17, 2002, attaching certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 for the Quarterly Report on Form 10-Q filed by the Company for the Quarter ended October 31, 2002.

        Current Report on Form 8-K, filed December 20, 2002, attaching announcement of formation of Blyth HomeScents International press release.

        Current Report on Form 8-K, filed December 30, 2002, attaching U.K. specialty retail operation in administrative receivership press release.

        Current Report on Form 8-K, filed January 27, 2003 attaching blackout memo.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2003	BLYTH, INC.
	By:	/s/ ROBERT B. GOERGEN Name: Robert B. Goergen Title: Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT B. GOERGEN Robert B. Goergen	Chairman, Chief Executive Officer and President; Director (Principal Executive Officer)	May 1, 2003
/s/ ROBERT H. BARGHAUS Robert H. Barghaus	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2003
/s/ ROGER A. ANDERSON Roger A. Anderson	Director	May 1, 2003
/s/ JOHN W. BURKHART John W. Burkhart	Director	May 1, 2003
/s/ PAMELA M. GOERGEN Pamela M. Goergen	Director	May 1, 2003
/s/ NEAL I. GOLDMAN Neal I. Goldman	Director	May 1, 2003
/s/ PHILIP GREER Philip Greer	Director	May 1, 2003
/s/ CAROL J. HOCHMAN Carol J. Hochman	Director	May 1, 2003
/s/ JOHN E. PRESCHLACK John E. Preschlack	Director	May 1, 2003
/s/ HOWARD E. ROSE Howard E. Rose	Director	May 1, 2003

CERTIFICATION

        I, Robert B. Goergen, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Blyth, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

By:	/s/ ROBERT B. GOERGEN Robert B. Goergen Chairman, Chief Executive Officer and President

CERTIFICATION

        I, Robert H. Barghaus, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Blyth, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

By:	/s/ ROBERT H. BARGHAUS Robert H. Barghaus Vice President and Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and
Stockholders of Blyth, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 17, 2003, except for Note 17, as to which the date is April 1, 2003, appearing in the 2003 Annual Report to Stockholders of Blyth, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
March 17, 2003

S-1

BLYTH, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended January 31, 2001, 2002 and 2003
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2001
Allowance for doubtful accounts	$2,154	$2,761	$2,795	$2,120
Income tax valuation allowance	1,780	—	50	1,730
Inventory reserve	2,831	15,762	8,892	9,701
2002
Allowance for doubtful accounts	$2,120	$4,540	$3,856	$2,804
Income tax valuation allowance	1,730	111	—	1,841
Inventory reserve	9,701	21,312	10,511	20,502
2003
Allowance for doubtful accounts	$2,804	$4,108	$2,819	$4,093
Income tax valuation allowance	1,841	—	824	1,017
Inventory reserve	20,502	22,709	16,066	27,145

S-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8.
BLYTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets January 31, (In thousands, except share and per share data)
BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings Year ended January 31, (In thousands, except per share data)
BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (In thousands, except share and per share data)
BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Year ended January 31, (In thousands)
BLYTH, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
  Operating Segment Information
  Note 15: Earnings Per Share
  Note 16: Selected Quarterly Financial Data (Unaudited)
  Note 17: Subsequent Events
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
Report of Independent Accountants on Financial Statement Schedule
BLYTH, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the years ended January 31, 2001, 2002 and 2003 (In thousands)