Form 10-Q
period 2003-04-30
BLYTH INC
filed 2003-06-16
CIK 921503

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

or

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

(203) 661-1926
(Registrant’s telephone number, including area code)

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2).

Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

45,946,727 Common Shares as of May 31, 2003

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	April 30, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,391	$168,596
Accounts receivable, less allowance for doubtful receivables of $3,731 and $4,093, respectively	83,972	82,913
Inventories	200,450	187,935
Prepaid and other	21,972	15,226
Deferred income taxes	20,628	17,767
Total current assets	449,413	472,437
Property, plant and equipment, at cost:
Less accumulated depreciation of $186,119 and $178,397, respectively	260,227	244,798
Other assets:
Investments	3,795	3,564
Excess of cost over fair value of assets acquired	196,141	149,365
Other intangible assets, net of accumulated amortization of $150	24,950	—
Deposits and other assets	18,118	16,494
	242,999	169,423
Total assets	$952,639	$886,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$15,372	$7,377
Current maturities of long-term debt	4,411	4,037
Accounts payable	60,317	58,571
Accrued expenses	75,520	80,953
Dividend payable	5,979	—
Income taxes	16,007	2,685
Total current liabilities	177,606	153,623
Deferred income taxes	36,700	24,280
Long-term debt, less current maturities	176,084	165,079
Minority interest and other	10,933	4,212
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,733,227 shares and 49,703,682 shares, respectively	995	994
Additional contributed capital	101,906	101,567
Retained earnings	537,513	523,865
Accumulated other comprehensive income (loss)	315	(377)
Treasury stock, at cost, 3,755,900 shares and 3,644,100 shares, respectively	(89,413)	(86,585)
Total stockholders’ equity	551,316	539,464
Total liabilities and stockholders’ equity	$952,639	$886,658

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three months ended April 30, (Unaudited, in thousands, except per share data)	2003	2002

Net sales	$311,991	$277,896
Cost of goods sold	150,595	132,888
Gross profit	161,396	145,008
Selling	97,069	88,407
Administrative	30,069	25,693
	127,138	114,100
Operating profit	34,258	30,908
Other expense (income):
Interest expense	3,590	3,823
Interest income and other	(591)	(441)
Equity in (earnings) loss of investee	135	(28)
	3,134	3,354
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	31,124	27,554
Income tax expense	11,453	10,250
Earnings before minority interest and cumulative effect of change in accounting principle	19,671	17,304
Minority interest	(44)	—
Cumulative effect of change in accounting principle, net of taxes of $2,887	—	(4,515)
Net earnings	$19,627	$12,789
Basic:
Earnings per common share before cumulative effect of change in accounting principle	$0.43	$0.37
Cumulative effect of change in accounting principle	—	(0.10)
	$0.43	$0.28 (1)
Weighted average number of shares outstanding	46,080	46,290
Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$0.42	$0.37
Cumulative effect of change in accounting principle	—	(0.10)
	$0.42	$0.28 (1)
Weighted average number of shares outstanding	46,208	46,474

(1)  Net earnings per share amounts for the three months ended April 30, 2002 do not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common stock		Additional contributed capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Amount

For the three months ended April 30, 2002:

Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063

Net earnings for the period				12,789				12,789
Foreign currency translation adjustments							(2,914)	(2,914)
Unrealized holding gains on certain investments (net of tax of $27)							44	44
Net loss on cash flow hedging instruments (net of tax of $9)							(15)	(15)
Comprehensive income								9,904

Common stock issued in connection with exercise of stock options	105,065	2	1,709					1,711
Tax benefit from stock options			124					124
Dividends declared		—		(5,098)				(5,098)

Treasury stock purchases	—				(638,700)	(13,660)		(13,660)

Balance, April 30, 2002	49,614,841	$992	$99,712	$456,729	(3,269,600)	$(76,610)	$(19,779)	$461,044

For the three months ended April 30, 2003:

Balance, January 31, 2003	49,703,682	$994	$101,567	$523,865	(3,644,100)	$(86,585)	$(377)	$539,464

Net earnings for the period				19,627				19,627
Foreign currency translation adjustments							1,117	1,117
Unrealized holding loss on certain investments (net of tax of $31)							(52)	(52)
Net loss on cash flow hedging instruments (net of tax of $217)							(373)	(373)

Comprehensive income								20,319

Common stock issued in connection with exercise of stock options	29,545	1	334					335

Tax benefit from stock options			5					5
Dividends declared			—	(5,979)				(5,979)

Treasury stock purchases				—	(111,800)	(2,828)		(2,828)

Balance, April 30, 2003	49,733,227	$995	$101,906	$537,513	(3,755,900)	$(89,413)	$315	$551,316

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended April 30, (Unaudited, in thousands)	2003	2002
Cash flows from operating activities:
Net earnings	$19,627	$12,789
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	4,515
Depreciation and amortization	7,872	7,549
Tax benefit from stock options	5	124
Deferred income taxes	(409)	529
Equity in earnings of investee	135	(28)
Minority interest	44	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	65	8,520
Inventories	(2,532)	2,965
Prepaid and other	(4,721)	(7,043)
Deposits and other assets	(330)	(168)
Accounts payable	(4,772)	(2,556)
Accrued expenses	(7,081)	(1,648)
Other liabilities	884	708
Income taxes	10,713	4,958
Total adjustments	(127)	18,425
Net cash provided by operating activities	19,500	31,214
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,751)	(2,984)
Purchases of long-term investment	(360)	—
Purchase of businesses, net of cash acquired	(65,974)	(10)
Net cash used in investing activities	(71,085)	(2,994)
Cash flows from financing activities:
Proceeds from issuance of common stock	335	1,711
Purchase of treasury stock	(2,828)	(13,660)
Borrowings from bank line of credit	9,325	4,031
Repayments on bank line of credit	(1,335)	(324)
Repayments on long-term debt	(117)	(201)
Net cash provided by (used in) financing activities	5,380	(8,443)
Net increase (decrease) in cash and cash equivalents	(46,205)	19,777
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$122,391	$155,134
Non-cash financing activities:
Cash dividend declared, $0.13 per share in 2003 and $0.11 in 2002	$5,979	$5,098

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the Home Expressions category.  Within this category, the Company reports its financial results in two segments – the Candles & Home Fragrance segment and the Creative Expressions segment.

Within the Candles & Home Fragrance segment, the Company designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products, and markets a broad range of related candle accessories, as well as tabletop illumination products and chafing fuel.  These products are sold direct to the consumer under the PartyLite® brand, to retailers in the premium and specialty retail channels under the Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, and Kate’s™ brands, in the mass retail channel under the Florasense®, Ambria™, and FilterMate® brands and to the foodservice, or Away From Home, industry under the Sterno®, Ambria™, and HandyFuel® brand names.  In Europe, these products are also sold under the Colonial, Ambria, Carolina Designs, Gies®(1) and Liljeholmens® brands.

Within the Creative Expressions segment, the Company designs, sources or manufactures and markets a broad range of home décor, household convenience items, premium photo albums, frames, holiday cards and giftware products under the CBK®, Miles Kimball® and Exposures® brands, seasonal accents under the Seasons of Cannon Falls™ and Impact™ brands, and decorative gift bags under the Jeanmarie® brand.

The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies, which are not majority owned or controlled, are reported using the equity method and are recorded in investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring accruals necessary for fair presentation of the Company’s consolidated financial position at April 30, 2003 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2003 and 2002. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2003, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

(1)             Gies is registered and sold only outside the United States.

Employee Stock Options

The Company accounts for stock-based compensation under the intrinsic value-based method of accounting, whereby no compensation expense is recorded for stock options issued to employees unless the option price is below market at the time options are granted.  The Company does not at this time, issue stock options below market value, therefore no compensation expense has been recorded in the financial statements.  The following pro forma net earnings and net earnings per common share data are presented for informational purposes only and have been computed using the fair value method of accounting for stock-based compensation:

Three months ended (In thousands, except per share data)

	April 30, 2003	April 30, 2002
Net earnings:
As reported	$19,627	$12,789
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	927	993
Pro forma	$18,700	$11,796
Net earnings per common share:
As reported:
Basic	$0.43	$0.28
Diluted	0.42	0.28
Pro forma:
Basic	$0.41	$0.25
Diluted	0.39	0.25

The fair value of each option is estimated on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal quarters ended April 30, 2003 and April 30, 2002, respectively: expected volatility was 40.75% for the first quarter of fiscal 2004 and 39.82% for the first quarter of fiscal 2003; risk-free interest rates at 2.71% for the first quarter of fiscal 2004 and 2.76% to 4.66% for the first quarter of fiscal 2003; expected life of 5 years for the first quarter of fiscal 2004 and 2003 and an expected dividend yield of 0.99%.

2.                                      New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”  This standard was effective for exit or disposal activities that are initiated after December 31, 2002.  The implementation of this standard has not had an impact on our financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities that have specific characteristics as described in the Interpretation. This Interpretation was effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has evaluated the impact of this interpretation and we do not expect it to have a significant impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This standard is effective for derivative contracts entered into or modified after June 30, 2003. We do not expect that implementation of this standard will have a significant impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This standard is effective for financial instruments entered into or modified after May 31, 2003. We do not expect that implementation of this standard will have an impact on our financial statements.

3.                                      Goodwill Impairment

The Company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million. The fair value of The Sterno Group was determined through an independent valuation utilizing market comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model. These cash flows were discounted to January 31, 2002 using a risk-adjusted discount rate.  The impairment of The Sterno Group’s goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share.

4.                                      Business Acquisitions

On May 10, 2002, the Company purchased all of the interests in CBK Styles, Inc., formerly CBK, Ltd., LLC (“CBK”), a designer and marketer of premium everyday giftware and home décor, for approximately $51.0 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $40.0 million, which will be deductible for income tax purposes over 15 years.  The results of operations of CBK are included in the Consolidated Statements of Earnings of the Company since May 11, 2002.  For segment reporting purposes CBK is included in the Creative Expressions segment.

On April 1, 2003, the Company acquired 100% of the Miles Kimball Company (“MK”), a direct marketer of giftware, home décor and household convenience items, premium photo albums, frames and holiday cards under the Miles Kimball and Exposures catalog titles for approximately $66.0 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $45.2 million, which will not be deductible for income tax purposes.  The other intangibles acquired consist of $16.1 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus $9.0 million of customer lists, which will be amortized on an accelerated basis over 12 years.  Estimated amortization expense for the next 5 fiscal years is as follows:  $1.5 million, $1.5 million, $1.2 million, $0.9 million and $0.9 million.  The results of operations of MK are included in the Consolidated Statements of Earnings of the Company since April 1, 2003.  For segment reporting purposes, MK is included in the Creative Expressions segment.

At April 30, 2003, Miles Kimball had approximately $10.2 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The following provides a preliminary allocation of the purchase price of Miles Kimball (in thousands)

Cash Purchase Price	$65,974
Less: Assets acquired
Accounts receiveable	1,124
Inventories	9,983
Property, plant and equipment	18,399
Intangible assets	25,100
Other	1,706
56,312
Plus: Liabilities assumed
Accounts Payable	3,610
Accrued expense	1,649
Deferred income tax	11,155
Debt	10,729
Other	8,412
35,555
Unallocated purchase price (goodwill)	45,217

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company, CBK and MK assuming that the acquisitions of CBK and MK had taken place on February 1, 2002.  The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of CBK and MK and no representation is made by the Company with respect to the accuracy of such information.  The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of CBK’s and MK’s property, plant, and equipment, amortization of identifiable intangibles of MK and income tax expense.

	Three months ended April 30,
(In thousands except per share data)	2003	2002
Net sales	$324,664	$316,245
Earnings before cumulative effect of change in accounting principle	17,994	18,006
Net earnings	17,994	13,491

Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$0.39	$0.39
Net earnings per common share	0.39	0.29

Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$0.39	$0.39
Net earnings per common share	0.39	0.29

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2002.

At April 30, 2003, the Company had a total of $196.1 million of goodwill on its balance sheet compared to $149.4 million at January 31, 2003.  Goodwill attributable to the Candles & Home Fragrance segment at April 30, 2003 was $72.2 million, an increase of $1.5 million from $70.7 million at January 31, 2003.  Such increase is a result of the effects of foreign currency exchange rate increases versus the US dollar on our European businesses goodwill.  Goodwill attributable to the Creative Expressions segment at April 30, 2003 was $123.9 million, an increase of $45.2 million, from $78.7 million at January 31, 2003.  Such increase is a result of the goodwill from the acquisition of Miles Kimball.

5.                                      Inventories

The components of inventory consist of the following (in thousands):

	April 30, 2003	January 31, 2003
Raw materials	$28,573	$33,950
Work in process	2,151	2,509
Finished goods	169,726	151,476
	$200,450	$187,935

6.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

Three months ended April 30,	2003	2002
Net earnings	$19,627	$12,789
Weighted average number of common shares outstanding:
Basic	46,080	46,290
Dilutive effect of stock options	128	184
Weighted average number of common shares outstanding:
Diluted	46,208	46,474

As of April 30, 2003 and 2002, options to purchase 102,754 and 95,004 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

7.                                      Unusual Charges

At January 31, 2003, the Company had approximately $0.4 million of restructuring charges included in the Consolidated Balance Sheet, which related to lease obligations.  As a result of payments made during the quarter ended April 30, 2003 approximately $0.3 million of lease obligations were remaining on the balance sheet at April 30, 2003.  The lease obligation continues through the third quarter of fiscal 2004.

The following is a tabular roll forward of the unusual charges described above that were recorded on the balance sheet of the Company:

(In thousands)	Lease Obligations	Severence Costs	Total

Balance at January 31, 2003	$405	$—	$405
Payments made against 2002 charges	(67)	—	(67)
Balance at April 30, 2003	$338	$—	$338

8.                                      Segment Information

The Company operates in two business segments – the Candles & Home Fragrance segment and the Creative Expressions segment.  Miles Kimball, acquired in April 2003, is included in the Creative Expressions segment.  The Company has operations both inside and outside the United States and sells its products in the Candles & Home Fragrance segment worldwide.  The majority of sales in the Creative Expressions segment are in the United States.

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

Three months ended April 30, (In thousands)	2003	2002
Net Sales
Candles & Home Fragrance	$270,095	$260,205
Creative Expressions	41,896	17,691
Total	$311,991	$277,896

Earnings
Candles & Home Fragrance	$34,843	$32,663
Creative Expressions	(585)	(1,755)
	34,258	30,908
Other expense	(3,134)	(3,354)
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$31,124	$27,554

At April 30,	2003	2002
Identifiable Assets
Candles & Home Fragrance	$672,863	$703,997
Creative Expressions	265,922	90,789
Other	13,854	12,824
Total	$952,639	$807,610

9.                                      Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On June 2, 2003, the parties agreed in open court to settle and resolve all matters involving or in any way relating to the previously reported legal proceedings by and between the Company and its wholly-owned subsidiary, Endar Corp., on the one hand, and Ennio Racinelli, Darlene Racinelli and others, on the other hand, by means of a written settlement and release agreement, without any payment by any party.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

Net sales in the quarter ended April 30, 2003, increased $34.1 million, or 12.3% to $312.0 million when compared with $277.9 million a year earlier.  Sales in the quarter ended April 30, 2003 were affected by four main factors.  First, the favorable impact of the inclusion of sales from the acquisitions of Miles Kimball in April 2003 and CBK in May 2002 and the negative impact of the closure of our UK retailer Wax Lyrical in December 2002. Second, PartyLite Worldwide posted a 9% increase in net sales when compared to the prior year, which we believe is partly attributable to an early launch of PartyLite’s spring product line and strong sales of the PartyLite 30th anniversary promotional votive sampler. Third, the continued weakness in the US and European economies negatively impacted sales. Lastly, the favorable impact of foreign exchange rates versus the US dollar positively impacted reported sales. Excluding the effect of the acquisitions of Miles Kimball and CBK and the closing of Wax Lyrical our UK specialty retailer, net sales in the first quarter ended April 30, 2003 increased approximately 4% when compared to the same period last year.

Net sales in the Candles & Home Fragrance segment increased $9.9 million, or 4% to $270.1 million in the first quarter ended April 30, 2003, compared with $260.2 million in the same period last year.  As mentioned above, PartyLite our direct selling channel, increased net sales 9% in the current quarter when compared to last year.  Net sales of Blyth’s North American premium and mass channel businesses in this segment decreased approximately 9% and 12%, respectively, in the quarter ended April 30, 2003 compared to the prior year period. Net sales of our European wholesale businesses in the first quarter of fiscal 2004 showed increases of 9% and 18% (after translation into US dollars) in the premium and mass channels respectively when compared to the prior year period.  Much of this increase reflects current favorable foreign exchange rates.  Net sales in the European premium and mass channels showed decreases of 4% and 2%, respectively, when reported in local currencies. Net sales of The Sterno Group, our foodservice, or Away From Home business, decreased approximately 9% in the first quarter of fiscal 2004 versus the same period last year as the travel industry was impacted by the war in the Middle East and SARS.

Net sales in the Creative Expressions segment increased $24.2 million to $41.9 million in the quarter ended April 30, 2003 compared to $17.7 million in the prior year period. This increase is entirely attributable to the effect of the inclusion of the sales of Miles Kimball, acquired in April 2003, and CBK, acquired in May 2002. Excluding these acquisitions, segment sales were down 17% as both Midwest and Jeanmarie Creations are seeing the effect of the slowdown in consumer spending and wholesaler wariness about placing orders.

Gross Profit

Gross profit as a percent of sales was 51.7%, in the first quarter of fiscal 2004, a decrease of 0.5% when compared to 52.2% in the prior year’s first quarter.  This was primarily due to a mix shift of sales among our businesses. Excluding the Miles Kimball and CBK acquisitions and Wax Lyrical, which was closed late last year, gross margin improved by 0.5%.

Selling Expense

Selling expense increased $8.7 million, or 9.8%, from $88.4 million in the quarter ended April 30, 2002 to $97.1 million in the quarter ended April 30, 2003.  As a percent of sales, selling expense was 31.1% in the most recent fiscal quarter compared to 31.8% a year earlier primarily due to a mix shift in sales to businesses with lower selling expenses as a percentage of sales.

Administrative Expense

Administrative expense increased $4.4 million, or 17.1%, from $25.7 million in the quarter ended April 30, 2002 to $30.1 million in the quarter ended April 30, 2003.  Administrative expenses increased due to the addition of expenses of Miles Kimball and CBK, as well as costs related to compliance with the Sarbanes-Oxley Act of 2002 and related regulations.

Operating Profit

Operating profit increased $3.4 million, or 11.0%, to $34.3 million in the quarter ended April 30, 2003 compared with $30.9 million a year earlier.  The increase in operating profit in the three month period ended April 30, 2003 versus the same period in the prior year is primarily a result of the increase in PartyLite’s business, the inclusion of CBK and the favorable impact of foreign exchange rates.

Interest Expense

Interest expense decreased approximately $0.2 million in the current fiscal year’s first quarter when compared to the prior year.  This decrease was a result of the benefit of the interest rate swap, as described in Item 3, Quantitative and Qualitative Disclosures About Market Risk, under the heading Interest Rate Risk, entered into in March 2002, for the full first fiscal quarter of 2004.

Income Taxes

Income tax expense increased $1.2 million, from $10.3 million in the quarter ended April 30, 2002 to $11.5 million in the quarter ended April 30, 2003.  This increase is due to the increased earnings in the most recent quarter.  The effective tax rate decreased to approximately 36.8% from 37.2% in the prior year.

Cumulative Effect of Change in Accounting Principle

As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a one-time charge of $7.4 million pre-tax, $4.5 million net of income taxes, on February 1, 2002, which is reflected as the cumulative effect of a change in accounting principle (See Note 3 to the Consolidated Financial Statements).

Net Earnings

As a result of the foregoing, earnings before the cumulative effect of change in accounting principle increased $2.3 million, or 13.3%, from $17.3 million the quarter ended April 30, 2002 to $19.6 million for the quarter ended April 30, 2003.  Net earnings after the cumulative effect of change in accounting principle increased $6.8 million, or 53.1%, from $12.8 million in the first quarter of fiscal 2003 to $19.6 million in the first quarter of fiscal 2004.

Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the quarter ended April 30, 2003, were $0.43, an increase of $.06, or 16.2% compared to $0.37 for the quarter ended April 30, 2002.  Basic earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the quarter ended April 30, 2003, were $0.43, an increase of $0.15 compared to $0.28 for the quarter ended April 30, 2002.  Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.42 compared to $0.37 for the same period the prior year. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.10.  Diluted earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.42 compared to $0.28 for the same period the prior year.

Liquidity and Capital Resources

Inventory increased from $187.9 million at January 31, 2003 to $200.5 million at April 30, 2003.  The increase in inventory is primarily due to the inclusion of inventory of Miles Kimball acquired in April 2003.  Accounts receivable increased $1.1 million from $82.9 million at the end of fiscal 2003 to $84.0 million at April 30, 2003.  The increase in accounts receivable is due to the inclusion of Miles Kimball.  Accounts payable and accrued expenses decreased $3.7 million from $139.5 million at the end of fiscal 2003 to $135.8 million at April 30, 2003.  The decrease in accounts payable and accrued expenses is attributable to normal patterns of payment of operating expenses including the semi-annual payment of accrued interest and incentive bonuses.

Capital expenditures for property, plant and equipment were $4.8 million in the quarter ended April 30, 2003 compared to $3.0 million in the prior year period. Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $25.0 million for fiscal 2004.

The Company has a $200 million unsecured revolving credit facility having a three-year term (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  At April 30, 2003, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate (4.25% at April 30, 2003) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  On April 30, 2003, approximately $3.2 million of letters of credit were outstanding under the Credit Facility.

As of April 30, 2003, the Company had a total of $15.0 million available under an uncommitted bank line of credit with La Salle Bank National Association, which matures in June 2003.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at April 30, 2003.

At April 30, 2003, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At April 30, 2003, approximately $1.6 million of letters of credit were outstanding under this credit line.

As of March 31, 2003, The Gies Group (“Gies”) had available lines of credit of approximately $36.6 million of which approximately $9.2 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.87% at March 31, 2003.  The lines of credit are renewed annually.

Colony Gift Corporation Limited (“Colony”) has a short-term revolving credit facility with Barclays Bank (“Barclays”), which matures on June 20, 2003, pursuant to which Barclays has agreed to provide a revolving credit facility in an amount of up to $23.7 million.  As of March 31, 2003, Colony had borrowings under the credit facility of approximately $6.2 million, at a weighted average interest rate of 4.32%.

At April 30, 2003, CBK had $4.7 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The amount outstanding under the IRB bears interest at short-term floating rates for a weighted average interest rate of 1.4% at April 30, 2003.

At April 30, 2003, Miles Kimball had approximately $10.2 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

Net cash provided by operating activities amounted to $21.5 million for the three months ended April 30, 2003 compared to $31.2 million provided from operating activities for the three months ended April 30, 2002.  The decrease in cash flow from operations compared to the prior year is primarily attributable to changes in working capital, which more than offset the improvement in net earnings.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program.  Since January 31, 2003, the Company has purchased an additional 111,800 shares on the open market for a total cost of $2.8 million, bringing the cumulative total purchased shares to 3,755,900 as of May 31, 2003 for a total cost of approximately $89.4 million.  The acquired shares are held as common stock in treasury at cost.

On April 1, 2003 the Company declared a cash dividend of $0.13 per share of the Company’s common stock for the six months ended January 31, 2003.  The dividend was payable to shareholders of record as of May 1, 2003 and was paid on May 15, 2003 in the amount of $6.0 million.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Impact of Adoption of Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”  This standard was effective for exit or disposal activities that are initiated after December 31, 2002.  The implementation of this standard has not had an impact on our financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities that have specific characteristics as described in the Interpretation. This Interpretation was effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has evaluated the impact of this interpretation and we do not expect it to have a significant impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This standard is effective for derivative contracts entered into or modified after June 30, 2003. We do not expect that implementation of this standard will have a significant impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This standard is effective for financial instruments entered into or modified after May 31, 2003. We do not expect that implementation of this standard will have an impact on our financial statements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company has operations outside of the United States and sells its products worldwide.  The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices.  These financial exposures are actively monitored and, where considered appropriate, managed by the Company.

Interest Rate Risk

As of April 30, 2003 the Company is subject to interest rate risk on approximately $20.1 million of variable rate debt.  Each 10% increase in the interest rate would impact pre-tax earnings by approximately $2.0 million if applied to the total.

On March 1, 2002, the Company entered into an interest rate swap agreement which matures on October 1, 2009, in relation to $50.0 million of our outstanding 7.90% Senior Notes.  The interest rate under the swap agreement is equal to the six-month LIBOR rate plus 2.65% (3.91% at April 1, 2003), with interest payable semi-annually on April 1 and October 1.  Each 10% change in the interest rate would impact pre-tax earnings by $5.0 million.

Foreign Currency Risk

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange contracts on Canadian intercompany purchases and forecasted future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for machinery and equipment and inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Approximately $373,000 of hedge losses are included in accumulated OCI at April 30, 2003, and are expected to be transferred into earnings within the next twelve months.

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

The following table provides information about the Company’s foreign exchange forward contracts at April 30, 2003.

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$14,239	1.51	$(603)
Euro	32,900	1.09	(599)
Pound Sterling	12,394	1.55	(359)
	$59,533		$(1,561)

The foreign exchange contracts outstanding as of April 30, 2003 have maturity dates ranging from May 2003 through January 2004.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, our principal executive officer and principal financial officer reviewed our disclosure controls and procedures.  As of the date of this report, we and our principal executive officer and principal financial officer believe that our disclosure controls and procedures are operating effectively as designed.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date that the Company carried out its evaluation.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 2, 2003, the parties agreed in open court to settle and resolve all matters involving or in any way relating to the previously reported legal proceedings by and between the Company and its wholly-owned subsidiary, Endar Corp., on the one hand, and Ennio Racinelli, Darlene Racinelli and others, on the other hand, by means of a written settlement and release agreement, without any payment by any party.

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

There can be no assurance that management’s expectations, beliefs or projections will occur or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere in this Report and in the Company’s other public filings and statements, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the Company’s forward-looking statements.  The Company disclaims any obligation to update any forward-looking statements, or the following factors, to reflect events or circumstances after the date of this Report.

Risk of Inability to Maintain Growth Rate

The Company has grown substantially in past years.  While we expect continued growth, we expect that our future rate of growth will be less than our historical growth rate.  In the Candles & Home Fragrance segment, we expect the international market to grow faster than the domestic market.  The market for our foodservice, or Away From Home products has grown, but more slowly, and we expect it will continue to do so.  Our ability to continue to grow depends on several factors, including the following:  market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, sourcing of raw materials, and increases in production and distribution capacity to meet demand.  The Candles & Home Fragrance and Creative Expressions industries are driven by consumer tastes.  Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance.  Our sales and earnings results have recently been impacted negatively by a slowing of the United States economy and the economies of certain European countries and by a drop in consumer confidence at both the individual and retailer levels.  There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future.  If the United States economy and/or the economies in certain European countries in which we sell our products slow further and/or consumer confidence drops further, our operating results may be materially adversely affected.  Our past growth in both the Candles & Home Fragrance segment and the Creative Expressions segment has been due, in part, to acquisitions.  We expect our future growth in the Candles & Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions, and we continue to pursue strategic acquisitions in the Creative Expressions segment.  There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations.  In the future, acquisitions may contribute more to the overall Company’s sales growth rate than historically.

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

Risks Associated with International Sales and Foreign-Sourced Products

Our international business has grown at a faster rate than sales in the United States in recent years.  In addition, we source a portion of our candles, accessories and decorative gift bags and home and seasonal décor products from independent manufacturers in the Pacific Rim, Europe and Mexico.  For these reasons, we are subject to the following risks associated with foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, international public health crises, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States and certain European markets affecting importation of goods (including duties quotas and taxes and trade and foreign tax laws.

Raw Materials

For certain raw materials, there may be temporary shortages due to capacity, availability, a change in raw material requirements, weather or other factors, including disruptions in supply caused by raw material transportation or production delays.  Such raw material shortages have not previously had, and are not presently expected to have, a material adverse effect on the Company’s operations.  It is possible, however, that recent increases in oil prices may have a material adverse effect on availability of petroleum-based products used in the manufacture of our candles and home fragrance products.

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

Competition

Our business is highly competitive, both in terms of price and new product introductions. The worldwide market for candles and home fragrance products and creative expressions products is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company.  Because there are relatively low barriers to entry to the Candles & Home Fragrance and Creative Expressions segments, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us.  We compete with companies offering candles manufactured in foreign countries.  In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

Item 6.           Exhibits and Reports on Form 8-K

a)              Exhibits

99.1                           Certification of Chairman, Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2                           Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)             Reports on Form 8-K

During the fiscal quarter ended April 30, 2003, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on March 24, 2003 to file as an exhibit the press release reporting the Company’s fourth quarter and full year results of operations for the period ended January 31, 2003.

Current Report on Form 8-K filed on April 3, 2003 to file as an exhibit the press release announcing the Company’s declaration of a semi-annual dividend.

Current Report on Form 8-K filed on April 9, 2003 to file as an exhibit the press release announcing the Company’s acquisition of the Miles Kimball Company.

Current Report on Form 8-K filed on April 9, 2003 to announce the approval by the Company’s Board of Directors of the adoption of the Company’s 2003 Long-Term Incentive Plan, subject to stockholder approval.

Current Report on Form 8-K/A filed on April 17, 2003 to file as an exhibit a corrected copy of the Company’s 2003 Long-Term Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	June 16, 2003	By:	/s/Robert B. Goergen
Robert B. Goergen
Chief Executive Officer

Date:	June 16, 2003	By:	/s/Robert H. Barghaus
Robert H. Barghaus
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ ROBERT H. BARGHAUS
Robert H. Barghaus
Vice President and Chief Financial Officer