Form 10-Q
period 2003-07-31
BLYTH INC
filed 2003-09-15
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

or

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

Yes   ☒          No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

45,521,877 Common Shares as of August 29, 2003

BLYTH, INC.

Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	July 31, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,977	$168,596
Accounts receivable, less allowance for doubtful receivables of $4,163 and $4,093, respectively	101,673	82,913
Inventories	256,121	187,935
Prepaid and other	22,242	15,226
Deferred income taxes	20,456	17,767
Total current assets	468,469	472,437
Property, plant and equipment, at cost:
Less accumulated depreciation of $211,296 and $178,397, respectively	277,350	244,798

Other assets:
Investments	3,380	3,564
Excess of cost over fair value of assets acquired	210,672	149,365
Other intangible assets, net of accumulated amortization of $600	24,500	—
Deposits and other assets	12,678	16,494
	251,230	169,423
Total assets	$997,049	$886,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$28,971	$7,377
Current maturities of long-term debt	4,592	4,037
Accounts payable	62,256	58,571
Accrued expenses	72,579	80,953
Income taxes	2,721	2,685
Total current liabilities	171,119	153,623
Deferred income taxes	40,239	24,280
Long-term debt, less current maturities	210,453	165,079
Minority interest and other	11,619	4,212
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,777,177 shares and 49,703,682 shares, respectively	995	994
Additional contributed capital	103,086	101,567
Retained earnings	548,758	523,865
Accumulated other comprehensive income (loss)	7,214	(377)
Treasury stock, at cost, 4,015,300 shares and 3,644,100 shares, respectively	(96,434)	(86,585)
Total stockholders’ equity	563,619	539,464
Total liabilities and stockholders’ equity	$997,049	$886,658

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2003	2002
Net sales	$587,259	$545,917
Cost of goods sold	291,311	263,577
Gross profit	295,948	282,340
Selling	179,298	163,642
Administrative	61,673	54,133
	240,971	217,775
Operating profit	54,977	64,565
Other expense (income):
Interest expense	7,102	7,570
Interest income and other	(1,282)	(695)
Equity in loss of investee	199	190
	6,019	7,065
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	48,958	57,500
Income tax expense	18,014	21,390
Earnings before minority interest and cumulative effect of change in accounting principle	30,944	36,110
Minority interest	(71)	—
Cumulative effect of change in accounting principle, net of taxes of $2,887	—	(4,515)
Net earnings	$30,873	$31,595
Basic:
Earnings per common share before cumulative effect of change in accounting principle	$0.67	$0.78
Cumulative effect of change in accounting principle	—	(0.10)
	$0.67	$0.68
Weighted average number of shares outstanding	45,991	46,310
Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$0.67	$0.78
Cumulative effect of change in accounting principle	—	(0.10)
	$0.67	$0.68
Weighted average number of shares outstanding	46,174	46,591

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Three months ended July 31 (In thousands, except per share data)	2003	2002
Net sales	$275,268	$268,021
Cost of goods sold	140,716	130,689
Gross profit	134,552	137,332
Selling	82,229	75,235
Administrative	31,604	28,440
	113,833	103,675
Operating profit	20,719	33,657
Other expense (income):
Interest expense	3,512	3,747
Interest income and other	(691)	(254)
Equity in loss of investee	64	218
	2,885	3,711
Earnings before income taxes and minority interest	17,834	29,946
Income tax expense	6,561	11,140
Earnings before minority interest	11,273	18,806
Minority interest	(27)	—
Net earnings	$11,246	$18,806
Basic:
Net earnings per common share	$0.25	$0.41
Weighted average number of shares outstanding	45,903	46,330
Diluted:
Net earnings per common share	$0.24	$0.40
Weighted average number of shares outstanding	46,155	46,710

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common stock		Additional contributed capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Amount

For the six months ended July 31, 2002:

Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063

Net earnings for the period				31,595				31,595
Foreign currency translation adjustments							9,057	9,057
Unrealized holding losses on certain investments (net of tax of $20)							(34)	(34)
Net loss on cash flow hedging instruments (net of tax of $253)							(427)	(427)
Comprehensive income								40,191

Common stock issued in connection with exercise of stock options	149,706	3	2,490					2,493
Tax benefit from stock options			311					311
Dividends				(5,098)				(5,098)
Treasury stock purchases					(712,100)	(15,709)		(15,709)

Balance, July 31, 2002	49,659,482	$993	$100,680	$475,535	(3,343,000)	$(78,659)	$(8,298)	$490,251

For the six months ended July 31, 2003
Balance, January 31, 2003	49,703,682	$994	$101,567	$523,865	(3,644,100)	$(86,585)	$(377)	$539,464
Net earnings for the period				30,873				30,873
Foreign currency translation adjustments							8,011	8,011
Unrealized holding losses on certain investments (net of tax of $74)							(126)	(126)
Net loss on cash flow hedging instruments (net of tax of $171)							(294)	(294)

Comprehensive income								38,464

Common stock issued in connection with exercise of stock options	73,495	1	1,419					1,420
Tax benefit from stock options			100					100
Dividends				(5,980)				(5,980)
Treasury stock purchases					(371,200)	(9,849)		(9,849)

Balance, July 31, 2003	49,777,177	$995	$103,086	$548,758	(4,015,300)	$(96,434)	$7,214	$563,619

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended July 31 (In thousands)	2003	2002
Cash flows from operating activities:
Net earnings	$30,873	$31,595
Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of change in accounting principle, net of tax	—	4,515
Depreciation and amortization	16,633	15,134
Tax benefit from stock options	100	311
Deferred income taxes	517	1,812
Equity in loss of investee	199	190
Minority interest	71	—
Gain on sales of long-term investment	(487)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(15,530)	(14,593)
Inventories	(36,889)	(31,854)
Prepaid and other	2,814	(8,443)
Deposits and other assets	171	(142)
Accounts payable	(4,003)	(1,457)
Accrued expenses	(12,239)	(9,145)
Other liabilities	1,548	1,463
Income taxes	(3,716)	(2,020)
Total adjustments	(50,811)	(44,229)
Net cash used in operating activities	(19,938)	(12,634)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,115)	(9,624)
Purchases of long-term investment	(1,377)	—
Proceeds from sales of long term investment	1,874	—
Purchase of businesses, net of cash acquired	(94,736)	(51,010)
Net cash used in investing activities	(105,354)	(60,634)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,420	2,493
Purchases of treasury stock	(9,849)	(15,709)
Borrowings from bank line of credit	18,560	36,452
Repayments on bank line of credit	(6,303)	(21,892)
Borrowings on long-term debt	30,678	517
Repayments of long-term debt	(3,853)	(3,880)
Dividends paid	(5,980)	(5,098)
Net cash provided by (used in) financing activities	24,673	(7,117)
Net decrease in cash and cash equivalents	(100,619)	(80,385)
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$67,977	$54,972

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

Within the Candles & Home Fragrance segment, the Company designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products and markets a broad range of related candle accessories, as well as tabletop illumination products and chafing fuel.  These products are sold direct to the consumer under the PartyLite® brand, to retailers in the premium and specialty retail channels under the Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, and Kate’s™ brands, in the mass retail channel under the Florasense®, Ambria®, and FilterMate® brands and to the foodservice, or Away From Home, industry under the Sterno®, Ambria®, and HandyFuel® brand names.  In Europe, these products are also sold under the Colonial, Ambria®, Carolina Designs®, Gies® (1) and Liljeholmens® brands.

Within the Creative Expressions segment, the Company designs, sources and markets a broad range of home décor, household convenience items, premium photo albums, frames, holiday cards and giftware products under the CBK®, Miles Kimball® and Exposures® brands, seasonal accents under the Seasons of Cannon Falls™ and Impact™ brands, and decorative gift bags under the Jeanmarie® brand.  In Europe, a wide range of premium seasonal decorations are sold under the Kaemingk brand.

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.  Interest income and other consists of interest income earned from investments, foreign currency gains and losses and gains and losses from sales of investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited consolidated financial statements include all accruals necessary for fair presentation of the Company’s consolidated financial position at July 31, 2003 and the consolidated results of its operations and cash flows for the six-month periods ended July 31, 2003 and 2002. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2003, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the six months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

(1)                                  Gies is registered and sold only outside the United States.

Employee Stock Options

The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and continues to follow Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method.  Accordingly, no compensation expense is recorded for the stock options issued to employees unless the option price is below market at the measurement date.  The Company does not at this time, issue stock options below market value, therefore no compensation expense has been recorded in the financial statements.  Had compensation expense for the Company’s stock options been determined in accordance with the fair value method in SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended July 31,		Six months ended July 31,
(In thousands except per share data)	2003	2002	2003	2002

Net earnings:
As reported	$11,246	$18,806	$30,873	$31,595
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	908	945	1,844	1,932
Pro forma	$10,338	$17,861	$29,029	$29,663
Net earnings per common share:
As reported:
Basic	$0.25	$0.41	$0.67	$0.68
Diluted	0.24	0.40	0.67	0.68
Pro forma:
Basic	$0.23	$0.39	$0.63	$0.64
Diluted	0.22	0.37	0.61	0.62

2.                                      New Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities that have specific characteristics as described in the Interpretation. This Interpretation was effective immediately with respect to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The implementation of this standard had no impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This standard is effective for derivative contracts entered into or modified after June 30, 2003.  The implementation of this standard had no impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This standard is effective for financial instruments entered into or modified after May 31, 2003. The implementation of this standard had no impact on our financial statements.

3.                                      Goodwill Impairment

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million.  The fair value of the Sterno Group was determined through an independent valuation utilizing market comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model.  These cash flows were discounted to January 31, 2002 using a risk-adjusted discount rate.  The impairment of the Sterno Group’s goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income in the quarter ended April 30, 2002 by $4.5 million (after tax) or $0.10 per share.

4.                                      Business Acquisitions

On May 10, 2002, the Company purchased all of the interests in CBK, Ltd., LLC, now known as CBK Styles, Inc. (“CBK”), a designer and marketer of premium everyday home décor and giftware, for approximately $51.0 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $40.0 million, which will be deductible for income tax purposes over 15 years.  The results of operations of CBK are included in the Consolidated Statements of Earnings of the Company since May 11, 2002.  For segment reporting purposes, CBK is included in the Creative Expressions segment.

On April 1, 2003, the Company acquired 100% of the Miles Kimball Company (“MK”), a direct marketer of giftware, home décor and household convenience items, premium photo albums, frames and holiday cards under the Miles Kimball® and Exposures® catalog titles for approximately $66.2 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $46.0 million, which will not be deductible for income tax purposes.  The other intangibles acquired consist of $16.1 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus $9.0 million of customer lists, which will be amortized on an accelerated basis over 12 years.  Amortization expense was $0.45 million for the three months ended July 31, 2003 and $0.6 million for the six months ended July 31, 2003.  Estimated amortization expense for the next 5 fiscal years is as follows:  $1.5 million, $1.5 million, $1.2 million, $0.9 million and $0.9 million.  The results of operations of MK are included in the Consolidated Statements of Earnings of the Company since April 2, 2003.  For segment reporting purposes, MK is included in the Creative Expressions segment.

The following provides an allocation of the purchase price of Miles Kimball (in thousands)

Cash Purchase Price	$66,219
Less: Assets acquired
Accounts receivable	1,124
Inventories	9,983
Property, plant and equipment	17,959
Intangible assets	25,100
Other	1,706
Total assets acquired	55,872
Plus: Liabilities assumed
Accounts payable	3,610
Accrued expenses	1,783
Deferred income taxes	11,155
Debt	10,729
Other	8,412
Total liabilities assumed	35,689
Unallocated purchase price (goodwill)	$46,036

On June 20, 2003, the Company acquired a 100% interest in Kaemingk B.V. (“Kaemingk”), a designer and marketer of a wide range of premium seasonal decorations. Kaemingk’s product lines feature Christmas décor, including ornaments, lighting, trim, glassware, candles and plush animals, as well as spring and summer decorative accents and tabletop products.  The cash purchase price was approximately $36.2 million less cash acquired of $7.7 million resulting in net cash paid of $28.5 million.   Approximately $30.6 million of the cash purchase price was borrowed under the Company’s $200 million unsecured revolving credit facility.  The Company also assumed Kaemingk’s long-term debt of approximately $14.4 million.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $13.5 million, which will not be deductible for income tax purposes.  In addition to the fixed purchase price, there is contingent consideration payable in the form of a three-year earn out provision based on a pre-defined formula related to a multiple of earnings before interest and income taxes.  The results of operations of Kaemingk are included in the Consolidated Statements of Earnings of the Company since June 21, 2003.  For segment reporting purposes, Kaemingk is included in the Creative Expressions segment.

The following provides a preliminary allocation of the purchase price of Kaemingk (in thousands)

Cash Purchase Price	$36,176
Less: Assets acquired
Cash and cash equivalents	7,681
Accounts receivable	2,106
Inventories	25,514
Property, plant and equipment	18,930
Other	606
Total assets acquired	54,837
Plus: Liabilities assumed
Bank lines of credit	9,335
Accounts payable	2,479
Accrued expenses	2,079
Deferred income taxes	2,786
Debt	14,364
Other	1,143
Total liabilities assumed	32,186
Unallocated purchase price (goodwill)	$13,525

The following unaudited pro forma financial information summarizes the estimated combined results of operations of the Company, CBK, MK and Kaemingk assuming that the acquisitions of CBK, MK and Kaemingk had taken place on February 1, 2002.  The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of CBK, MK and Kaemingk and no representation is made by the Company with respect to the accuracy of such information.  The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of CBK’s and MK’s property, plant, and equipment, amortization of identifiable intangibles of MK and income tax expense.

	Three months ended July 31,		Six months ended July 31,
(In thousands except per share data)	2003	2002	2003	2002
Net sales	$276,575	$291,789	$610,311	$614,781
Earnings before cumulative effect of change in accounting principle	10,793	17,109	28,562	34,321
Net earnings	10,793	17,109	28,562	29,806
Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$0.24	$0.37	$0.62	$0.74
Net earnings per common share	0.24	0.37	0.62	0.64
Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$0.23	$0.37	$0.62	$0.74
Net earnings per common share	0.23	0.37	0.62	0.64

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2002.

At July 31, 2003, the Company had a total of $210.7 million of excess of cost over fair value of assets acquired  (“goodwill”) on its balance sheet compared to $149.4 million at January 31, 2003.  Goodwill attributable to the Candles & Home Fragrance segment at July 31, 2003 was $72.4 million, an increase of $1.7 million from $70.7 million at January 31, 2003.  Such increase is a result of the effects of foreign currency exchange rate increases versus the US dollar on our European businesses goodwill.  Goodwill attributable to the Creative Expressions segment at July 31, 2003 was $138.3 million, an increase of $59.6 million, from $78.7 million at January 31, 2003.  Such increase is a result of the goodwill from the acquisitions of Miles Kimball and Kaemingk.

5.                                      Inventories

The components of inventory are as follows (in thousands):

	July 31, 2003	January 31, 2003
Raw materials	$29,333	$33,950
Work in process	3,757	2,509
Finished goods	223,031	151,476
	$256,121	$187,935

6.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net earnings	$11,246	$18,806	$30,873	$31,595
Weighted average number of common shares outstanding:
Basic	45,903	46,330	45,991	46,310
Dilutive effect of stock options	252	380	183	281
Weighted average number of common shares outstanding:
Diluted	46,155	46,710	46,174	46,591

As of July 31, 2003 and 2002, options to purchase 60,423 and 40,468 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

7.                                      Unusual Charges

At January 31, 2003, the Company had approximately $0.4 million of restructuring charges included in the Consolidated Balance Sheet, which related to lease obligations.  As a result of payments made during the six-month period ended July 31, 2003, approximately $0.2 million of lease obligations were remaining on the balance sheet at July 31, 2003.  The lease obligation continues through the third quarter of fiscal 2005.

The following is a tabular roll forward of the unusual charges described above that were recorded in the balance sheet of the Company:

(In thousands)	Lease Obligations
Balance at January 31, 2003	$405
Payments made against 2002 charges	(175)
Balance at July 31, 2003	$230

8.                                      Segment Information

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the Home Expressions category.  Within this category, the Company reports its financial results in two segments – the Candles & Home Fragrance segment and the Creative Expressions segment.  Miles Kimball, acquired in April 2003 and Kaemingk, acquired in June 2003 are included in the Creative Expressions segment.  The Company has operations both inside and outside the United States and sells its products worldwide.

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

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2003	2002	2003	2002
Net Sales
Candles & Home Fragrance	$204,603	$209,410	$474,698	$469,616
Creative Expressions	70,665	58,611	112,561	76,301
Total	$275,268	$268,021	$587,259	$545,917
Earnings
Candles & Home Fragrance	$16,922	$23,330	$51,765	$55,994
Creative Expressions	3,797	10,327	3,212	8,571
	20,719	33,657	54,977	64,565
Other expense	(2,885)	(3,711)	(6,019)	(7,065)
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$17,834	$29,946	$48,958	$57,500

	July 31, 2003	January 31, 2003
Identifiable Assets
Candles & Home Fragrance	$635,841	$693,082
Creative Expressions	348,359	180,339
Other	12,849	13,237
Total	$997,049	$886,658

9.                                      Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On June 2, 2003, the parties agreed in open court to settle and resolve all matters involving or in any way relating to the previously reported legal proceedings by and between the Company and its wholly-owned subsidiary, Endar Corp., on the one hand, and Ennio Racinelli, Darlene Racinelli and others, on the other hand, by means of a written settlement and release agreement, without any payment by any party.  On August 25, 2003, the case was dismissed by the Riverside Superior Court.

10.                               Debt

At July 31, 2003, Miles Kimball had approximately $10.1 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of June 30, 2003, Kaemingk had available lines of credit of approximately $39.4 million maturing in March 2004.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At June 30, 2003, approximately $10.9 million was outstanding at a weighted average interest rate of 2.7%.

At June 30, 2003, Kaemingk had approximately $14.1 million of long-term debt outstanding under seven loans with ING Bank N.V. at a weighted average interest rate of 4.9%.  The bank loans have maturity dates ranging from 2005 through 2021.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

11.                               Fire Loss

In July 2003, the Company’s manufacturing facility located in Monterrey, Mexico was destroyed by fire.  Products manufactured at this leased facility were primarily for the North American mass market.  Customer service disruptions were minimal as other Company facilities and third party suppliers met the production requirements and will continue to meet production requirements for the immediate future.  The loss of fixed assets and inventory totaled approximately $8.0 million.  The Company recorded a charge of $0.6 million in the quarter ended July 31, 2003 for the insurance deductible and employee related costs as a result of the fire.  The Company is insured for losses related to this fire.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

Net sales increased $41.4 million or 7.6% to $587.3 million in the first six months of fiscal 2004 from $545.9 million in the first six months of fiscal 2003.  Net sales in the quarter ended July 31, 2003 increased $7.3 million or 2.7% to $275.3 million compared with $268.0 million a year earlier.  There are three primary factors affecting net sales in the second quarter.  First, the inclusion of sales from the acquisitions of Miles Kimball in April 2003 and Kaemingk in June 2003 had a favorable impact offset by the exclusion of sales from Wax Lyrical, which was closed in December 2002.  Second, the continued weakness in the US and European economies and the resulting cautious ordering by retailers had a negative impact on sales.  Third, the favorable foreign exchange rates compared to the US Dollar had a positive impact on reported sales.  Excluding the effect of the acquisitions of Miles Kimball and Kaemingk, the closure of Wax Lyrical, and the favorable foreign exchange effects, net sales in the quarter ended July 31, 2003 decreased approximately 8% compared to the same period a year earlier.

Net sales in the Candles and Home Fragrance segment decreased $4.8 million, or 2.3%, to $204.6 million in the quarter ended July 31, 2003, compared with $209.4 million in the same period last year.  PartyLite’s reported net sales in the second quarter were flat when compared to the same period in the prior year.  In the United States, PartyLite’s second quarter sales were negatively impacted by weakened consumer demand as well as a timing shift in the introduction of warm weather product lines that benefited PartyLite’s first quarter.  Offsetting this decline in sales in the United States, PartyLite’s second quarter sales in Europe increased 20% in local currency due to strong sales in April, which were a result of the well-received 30th anniversary product offerings.  In the quarter ended July 31, 2003, net sales increases in Blyth’s European wholesale businesses were offset by decreases in net sales in our North American wholesale premium and mass channel businesses when compared to the prior year period.  Net sales of the Sterno Group, or Away From Home business, decreased 11% in the second quarter of fiscal 2004 compared with the same period last year as the travel and tourism industry continues to struggle.

Net sales in the Creative Expressions segment increased $12.1 million, or 20.5%, to $70.7 million in the quarter ended July 31, 2003, compared with $58.6 million in the same period last year.  This increase is attributable to the inclusion of sales from Miles Kimball and, to a lesser extent Kaemingk, which was acquired on June 20, 2003.  Excluding these acquisitions, this segment’s sales declined approximately 13% as a result of reduced consumer spending and retailers’ caution in placing orders.

Gross Profit

Gross profit increased $13.6 million or 5.0% from $282.3 million in the first six months of fiscal 2003 to $295.9 million in the first six months of fiscal 2004.  Gross profit margin decreased from 51.8% for the first six months of fiscal 2003 to 50.4% for the first six months of fiscal 2004.  Gross profit in the quarter ended July 31, 2003 decreased $2.7 million or 2.1% from $137.3 million for the quarter ended July 31, 2002 to $134.6 million for the quarter ended July 31, 2003.  Gross profit margin decreased from 51.3% for the quarter ended July 31, 2002 to 48.9% for the quarter ended July 31, 2003.  The decrease in gross profit margin is largely attributable to the inclusion of Miles Kimball, which has a lower gross profit margin than the overall Company margin, reduced overhead absorption at the manufacturing facilities due to the decline in sales demand, and a shift in sales among the businesses.

Selling Expense

Selling expense increased $15.7 million, or 9.6%, from $163.6 million in the first six months of fiscal 2003, when selling expense was 30.0% of net sales, to $179.3 million in the first six months of fiscal 2004, or 30.6% of net sales.  Selling expense increased $7.0 million, or 9.3%, from $75.2 million in the quarter ended July 31, 2002 to $82.2 million in the quarter ended July 31, 2003.  As a percent of sales, selling expense was 29.9% in the second quarter of fiscal 2004 compared to 28.1% a year earlier.  The increase in selling expense is primarily attributable to the addition of Miles Kimball.  The increase in selling expense as a percentage of net sales from quarter to quarter is a result of the similar level of expenses applied against a decreased level of sales.

Administrative Expense

Administrative expense increased $7.6 million, or 14.0%, from $54.1 million in the first six months of fiscal 2003 to $61.7 million in the first six months of fiscal 2004.  Administrative expense increased  $3.2 million or 11.2% from $28.4 million in the quarter ended July 31, 2002 to $31.6 million in the quarter ended July 31, 2003.  Administrative expenses increased due to the addition of Miles Kimball and Kaemingk, as well as the recording of a $0.6 million charge related to the fire at the Monterrey facility, as discussed under the heading “Liquidity and Capital Resources.”

Operating Profit

Operating profit decreased $9.6 million, or 14.9%, from $64.6 million in the first six months of fiscal 2003 to $55.0 million in the first six months of fiscal 2004.  Operating profit decreased $13.0 million, or 38.5%, from $33.7 million in the quarter ended July 31, 2002 to $20.7 million in the quarter ended July 31, 2003.  These decreases were the result of the factors described above under “Gross Profit,” “Selling Expense” and “Administrative Expense.”

Interest Expense

Interest expense decreased $0.5 million in the six-month period ended July 31, 2003, as compared with the prior year.  Interest expense decreased $0.2 million in the three months ended July 31, 2003, when compared to the same period last year.  This decrease was primarily a result of reduced interest rates associated with the interest rate swap, as described in Item 3, Quantitative and Qualitative Disclosures About Market Risk, under the heading “Interest Rate Risk.”

Interest Income and Other

Interest income and other increased $0.6 million in the six-month period ended July 31, 2003, from the six-month period ended July 31, 2002.  Interest income and other increased $0.4 million in the quarter ended July 31, 2003, when compared to the quarter ended July 31, 2002.  These increases are primarily attributable to the $0.5 million gain on the sale of marketable securities that was recorded in the second quarter.

Income Taxes

Income tax expense decreased $3.4 million, or 15.8%, from $21.4 million in the first six months of fiscal 2003 to $18.0 million in the same period in the current fiscal year.  Income tax expense decreased $4.5 million, or 41.1%, from $11.1 million in the quarter ended July 31, 2002, to $6.6 million in the quarter ended July 31, 2003.  This decrease is a result of the decreased level of earnings in the current year.  The effective tax rate decreased to 36.8% in fiscal 2004 from 37.2% in fiscal 2003.

Cumulative Effect of Change in Accounting Principle

The Company recorded a one-time charge of $7.4 million pre-tax, $4.5 million net of income taxes on February 1, 2002, which is reflected as the cumulative effect of a change in accounting principle, as a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note 3 to the Consolidated Financial Statements).

Net Earnings

As a result of the foregoing, earnings before the cumulative effect of change in accounting principle decreased $5.2 million, or 14.3%, from $36.1 million in the six months ended July 31, 2002 to $30.9 million for the six months ended July 31, 2003.  Net earnings after the cumulative effect of change in accounting principle decreased $0.7 million, or 2.3%, from $31.6 million in the first six months of fiscal 2003 to $30.9 in the first six months of fiscal 2004.  Net earnings decreased $7.6 million, or 40.2%, from $18.8 million in the quarter ended July 31, 2002 to $11.2 million in the quarter ended July 31, 2003.

Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the six months ended July 31, 2003, were $0.67, a decrease of $0.11, or 14.1% compared to $0.78 for the six months ended July 31, 2002.  Basic net earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the six months ended July 31, 2003, were $0.67, a decrease of $0.01, compared to $0.68 for the six months ended July 31, 2002.  Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.67 compared to $0.78 for the same period the prior year. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.10.  Diluted net earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.67, compared to $0.68 for the same period the prior year.

Liquidity and Capital Resources

Compared to January 31, 2003, when inventory levels are typically at the lowest point of the fiscal year, inventory increased $68.2 million from $187.9 million at January 31, 2003 to $256.1 million at July 31, 2003.  This increase is driven in part by the acquisition of Miles Kimball and Kaemingk.  Excluding these acquisitions, inventory increased $26.1 million from January 31, 2003, which is normal given the seasonal nature of the business.  Excluding Miles Kimball and Kaemingk, inventory levels at July 31, 2003 decreased by $15.6 million when compared to July 31, 2002.  This decrease is a result of a continued focus on inventory control throughout the Company.

Accounts receivable increased $18.8 million from $82.9 million at January 31, 2003 to $101.7 million at July 31, 2003.  Excluding the effects of the acquisitions of Miles Kimball and Kaemingk, accounts receivable increased $14.4 million due to seasonality.  Excluding Miles Kimball and Kaemingk, accounts receivable decreased $13.0 million when compared to July 31, 2002 due to a decrease in sales.

Accounts payable and accrued expenses decreased $4.7 million to $134.8 million at July 31, 2003, from $139.5 million at January 31, 2003.  This decrease is primarily related to payments against accruals that existed at January 31, 2003.  When compared to July 31, 2002, accounts payable and accrued expenses increased $25.3 million due partly to the inclusion of Miles Kimball and Kaemingk and the recording of the deferred gain from the termination of the interest rate swap as further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, under the heading “Interest Rate Risk.”

In July 2003, the Company’s manufacturing facility located in Monterrey, Mexico was destroyed by fire.  Products manufactured at this leased facility were primarily for the North American mass market.  Customer service disruptions were minimal as other Company facilities and third party suppliers met the production requirements and will continue to meet production requirements for the immediate future.  The loss of fixed assets and inventory totaled approximately $8.0 million.  The Company recorded a charge of $0.6 million in the quarter ended July 31, 2003 for the insurance deductible and employee related costs as a result of the fire.  The Company is insured for losses related to this fire.

Capital expenditures for property, plant, and equipment were $11.1 million for the six months ended July 31, 2003, as compared with $9.6 million in the prior year period.  Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $25.0 million for fiscal 2004.

The Company has a $200 million unsecured revolving credit facility having a three-year term (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  At July 31, 2003, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate (4.0% at July 31, 2003) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  At July 31, 2003, the weighted average interest rate was 3.07%.  On July 31, 2003, approximately $32.3 million was outstanding (including $3.2 million of outstanding letters of credit) under the Credit Facility.

As of July 31, 2003, the Company had a total of $15.0 million available under an uncommitted bank line of credit with La Salle Bank National Association, which matures in June 2004.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at July 31, 2003.

At July 31, 2003, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At July 31, 2003, approximately $0.5 million of letters of credit were outstanding under this credit line.

As of June 30, 2003, The Gies Group (“Gies”) had available lines of credit of approximately $40.2 million of which approximately $13.2 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 4.0% at June 30, 2003.  The lines of credit are renewed annually.

Colony Gift Corporation Limited (“Colony”) has a $24.8 million short-term revolving credit facility with Barclays Bank, which matures in June 2004.  As of June 30, 2003, Colony had borrowings under the credit facility of approximately $4.8 million, at a weighted average interest rate of 4.14%.

At July 31, 2003, CBK had $4.7 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 1.2% at July 31, 2003.

At July 31, 2003, Miles Kimball had approximately $10.1 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of June 30, 2003, Kaemingk had available lines of credit of approximately $39.4 million maturing in March 2004.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At June 30, 2003, approximately $10.9 million was outstanding at a weighted average interest rate of 2.7%.

At June 30, 2003, Kaemingk had approximately $14.1 million of long-term debt outstanding under seven loans with ING Bank N.V. at a weighted average interest rate of 4.9%.  The bank loans have maturity dates ranging from 2005 through 2021.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

Net cash used in operating activities amounted to $19.9 million for the six months ended July 31, 2003, compared to $12.6 million used in operating activities for the six months ended July 31, 2002.  The decrease in cash flow from operations relates primarily to changes in the Company’s working capital and the absence of the $4.5 million cumulative effect adjustment related to the goodwill impairment at the Sterno Group that was recorded in fiscal 2003.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the share repurchase program.  In the second quarter of fiscal 2004, the Company purchased 259,400 shares on the open market for a cost of $7.0 million, bringing the year-to-date total to 371,200 shares at a cost of $9.8 million.  Since the program inception, the Company has purchased 4,015,300 shares at a total cost of $96.4 million.  The acquired shares are held as common stock in the treasury at cost.

On September 4, 2003, the Company declared a cash dividend of $0.15 per share of the Company’s common stock for the six months ended July 31, 2003.  This represents an increase of $0.02 per share or 15%, above the most recent dividend.  The dividend is payable to shareholders of record as of October 31, 2003 and will be paid on November 14, 2003.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Impact of Adoption of Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities that have specific characteristics as described in the Interpretation. This Interpretation was effective immediately with respect to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The implementation of this standard had no impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This standard is effective for derivative contracts entered into or modified after June 30, 2003. The implementation of this standard had no impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This standard is effective for financial instruments entered into or modified after May 31, 2003. The implementation of this standard had no impact on our financial statements.

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

Interest Rate Risk

As of July 31, 2003, the Company is subject to interest rate risk on approximately $71.0 million of variable rate debt.  Each 10% increase in the interest rate would impact pre-tax earnings by approximately $7.1 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which will be amortized over the remaining term of the Notes.

Foreign Currency Risk

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and certain intercompany loans.  The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange contracts on Canadian intercompany purchases and forecasted future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for machinery and equipment and inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $294,000 of hedge losses are included in accumulated OCI at July 31, 2003, and are expected to be transferred into earnings within the next twelve months.

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

The following table provides information about the Company’s foreign exchange forward contracts at July 31, 2003.

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$12,821	1.47	$(483)
Euro	40,831	1.09	(888)
Pound Sterling	12,740	1.59	(119)
	$66,392		$(1,490)

The foreign exchange contracts outstanding as of July 31, 2003, have maturity dates ranging from August 2003 through March 2004.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 2, 2003, the parties agreed in open court to settle and resolve all matters involving or in any way relating to the previously reported legal proceedings by and between the Company and its wholly-owned subsidiary, Endar Corp., on the one hand, and Ennio Racinelli, Darlene Racinelli and others, on the other hand, by means of a written settlement and release agreement, without any payment by any party.  On August 25, 2003, the case was dismissed by the Riverside Superior Court.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on June 4, 2003, and received the votes set forth below:

1)              Each of the following persons nominated was elected to serve as director and received the number of votes set forth opposite his name.

	For	Against	Withheld	Abstentions
Roger A. Anderson	36,324,630	0	6,299,499	0
Pamela M. Goergen	42,239,726	0	384,403	0
Carol J. Hochman	42,441,336	0	182,793	0

In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are:  John W. Burkhart, Robert B. Goergen, Neal I. Goldman, Phillip Greer, John E. Preschlack and Howard E. Rose.

2)              A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants received 34,468,292 votes for, 8,140,781 votes against, 0 votes withheld and 15,056 abstentions.

3)              A resolution to adopt the Company’s 2003 Long-Term Incentive Plan received 33,087,013 votes for, 6,787,506 votes against, 0 votes withheld and 275,538 abstentions.  In addition there were 2,474,072 broker non-votes with respect to this resolution.

Item 5.  Other Information

On July 16, 2003, the Company provided notice to all of its directors, officers and employees regarding a blackout period for trading in the Company’s stock.  The blackout period was imposed in order to ensure that directors, officers and employees of the Company would not be subject to claims that they traded on the basis of inside information.  The blackout period began on July 31, 2003, the last business day of the Company’s second fiscal quarter, and continued until three business days after the release of the Company’s quarterly earnings report to the public, or September 2, 2003.  The information contained in this Item 5 is being furnished pursuant to Item 11 of Form 8-K.

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

Risks Associated with International Sales and Foreign-Sourced Products

Our international business has grown at a faster rate than sales in the United States in recent years.  In addition, we source a portion of our candles, accessories and decorative gift bags and home and seasonal décor products from independent manufacturers in the Pacific Rim, Europe and Mexico.  For these reasons, we are subject to the following risks associated with foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, international public health crises, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States and certain European markets affecting importation of goods (including duties, quotas and taxes and trade and foreign tax laws).

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

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

31.1	Certification of Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chairman, Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)             Reports on Form 8-K

During the fiscal quarter ended July 31, 2003, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K on June 4, 2003 to file as an exhibit the press release reporting the Company’s results of operations for the fiscal quarter ended April 30, 2003.

Current Report on Form 8-K on July 10, 2003 to file as an exhibit the press release announcing the Company’s acquisition of Kaemingk B.V.

Current Report on Form 8-K on July 25, 2003 to file as an exhibit the press release reporting the second quarter earnings expectations and full year outlook for the fiscal year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	September 15, 2003	By:	/s/Robert B. Goergen
Robert B. Goergen
President and Chief Executive Officer

Date:	September 15, 2003	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer