Form 10-Q
period 2003-10-31
BLYTH INC
filed 2003-12-15
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

or

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

45,442,077 Common Shares as of November 30, 2003

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	October 31, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,851	$168,596
Accounts receivable, less allowance for doubtful receivables of $4,587 and $4,093, respectively	194,108	82,913
Inventories	246,078	187,935
Prepaid and other	23,218	15,226
Deferred income taxes	21,061	17,767
Total current assets	650,316	472,437
Property, plant and equipment, at cost:
Less accumulated depreciation of $219,869 and $178,397, respectively	270,905	244,798

Other assets:
Investment	3,440	3,564
Excess of cost over fair value of assets acquired	216,736	149,365
Other intangible assets, net of accumulated amortization of $1,050	24,050	—
Deposits and other assets	12,674	16,494
	256,900	169,423
Total assets	$1,178,121	$886,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$45,826	$7,377
Current maturities of long-term debt	4,533	4,037
Accounts payable	67,681	58,571
Accrued expenses	96,320	80,953
Dividend payable	6,828	—
Income taxes	4,250	2,685
Total current liabilities	225,438	153,623
Deferred income taxes	40,828	24,280
Long-term debt, less current maturities	311,047	165,079
Minority interest and other	11,850	4,212
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,787,177 shares and 49,703,682 shares, respectively	996	994
Additional contributed capital	103,367	101,567
Retained earnings	576,704	523,865
Accumulated other comprehensive income (loss)	10,626	(377)
Treasury stock, at cost, 4,255,300 shares and 3,644,100 shares, respectively	(102,735)	(86,585)
Total stockholders’ equity	588,958	539,464
Total liabilities and stockholders’ equity	$1,178,121	$886,658

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Nine months ended October 31 (In thousands, except per share data)

	2003	2002

Net sales	$1,019,160	$908,098
Cost of goods sold	526,274	453,271
Gross profit	492,886	454,827
Selling	283,698	252,958
Administrative	93,676	85,330
Restructuring and impairment charges	767	—
	378,141	338,288
Operating profit	114,745	116,539
Other expense (income):
Interest expense	11,795	11,146
Interest income and other	(1,250)	(753)
Equity in earnings of investee	141	120
	10,686	10,513
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	104,059	106,026
Income tax expense	38,292	39,442
Earnings before minority interest and cumulative effect of change in accounting principle	65,767	66,584
Minority interest	(120)	—
Cumulative effect of change in accounting principle, net of tax of $2,887	—	(4,515)
Net earnings	$65,647	$62,069
Basic:
Earnings per common share before cumulative effect of change in accounting principle	$1.43	$1.44
Cumulative effect of change in accounting principle	—	(0.10)
	$1.43	$1.34
Weighted average number of shares outstanding	45,836	46,306
Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$1.43	$1.43
Cumulative effect of change in accounting principle	—	(0.10)
	$1.43	$1.33
Weighted average number of shares outstanding	46,036	46,589

The accompanying notes are an integral part of these financial statements.

Three months ended October 31, (In thousands, except per share data)

		2003	2002

	Net sales	$431,901	$362,181
	Cost of goods sold	234,963	189,694
	Gross profit	196,938	172,487
	Selling	104,400	89,316
	Administrative	32,003	31,197
	Restructuring and impairment charges	767	—
		137,170	120,513
	Operating profit	59,768	51,974
	Other expense (income):
	Interest expense	4,693	3,576
	Interest income and other	32	(58)
	Equity in loss of investee	(58)	(70)
		4,667	3,448
	Earnings before income taxes and minority interest	55,101	48,526
	Income tax expense	20,278	18,052
	Earnings before minority interest	34,823	30,474
	Minority interest	(49)	—
	Net earnings	$34,774	$30,474
Basic:	Net earnings per common share	$0.76	$0.66
	Weighted average number of shares outstanding	45,526	46,299
Diluted:	Net earnings per common share	$0.76	$0.65
	Weighted average number of shares outstanding	45,764	46,602

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common stock		Additional contributed capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Amount

For the nine months ended October 31, 2002:

Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the period				62,069				62,069
Foreign currency translation adjustments							8,949	8,949
Unrealized holding losses on certain investments (net of tax of $26)							(44)	(44)
Net loss on cash flow hedging instruments (net of tax of $303)							(512)	(512)
Comprehensive income								70,462
Common stock issued in con - connection with exercise of stock options	177,506	4	2,987					2,991
Tax benefit from stock options			312					312
Dividends				(10,184)				(10,184)
Treasury stock purchases					(813,300)	(18,604)		(18,604)
Balance, October 31, 2002	49,687,282	$994	$101,178	$500,923	(3,444,200)	$(81,554)	$(8,501)	$513,040

For the nine months ended October 31, 2003:

Balance, January 31, 2003	49,703,682	$994	$101,567	$523,865	(3,644,100)	$(86,585)	$(377)	$539,464
Net earnings for the period				65,647				65,647
Foreign currency translation adjustments							12,021	12,021
Unrealized holding losses on certain investments (net of tax of $122)							(210)	(210)
Net loss on cash flow hedging instruments (net of tax of $471)							(808)	(808)
Comprehensive income								76,650
Common stock issued in connection with exercise of stock options	83,495	2	1,688					1,690
Tax benefit from stock options			112					112
Dividends				(12,808)				(12,808)
Treasury stock purchases					(611,200)	(16,150)		(16,150)

Balance, October 31, 2003	49,787,177	$996	$103,367	$576,704	(4,255,300)	$(102,735)	$10,626	$588,958

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended October 31, (In thousands)	2003	2002
Cash flows from operating activities:
Net earnings	$65,647	$62,069
Adjustments to reconcile net earnings to net cash used in operating activities:
Cummulative effect of change in accounting principle, net of tax	—	4,515
Depreciation and amortization	25,656	22,740
Tax benefit from stock options	112	312
Deferred income taxes	500	2,386
Equity in loss of investee	141	120
Minority interest	120	—
Gain on sales of long-term investment	(487)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(107,965)	(85,021)
Inventories	(26,847)	(16,340)
Prepaid and other	1,839	4,279
Deposits and other assets	210	(826)
Accounts payable	2,578	(4,873)
Accrued expenses	11,501	(9)
Other liabilities	1,731	1,713
Income taxes	(2,186)	(1,722)
Total adjustments	(93,097)	(72,726)
Net cash used in operating activities	(27,450)	(10,657)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,983)	(11,405)
Purchases of long-term investment	(1,377)	—
Proceeds from sales of long-term investment	1,874	26
Purchase of businesses, net of cash acquired	(94,809)	(51,037)
Net cash used in investing activities	(110,295)	(62,416)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,690	2,991
Purchases of treasury stock	(16,150)	(18,604)
Borrowings from bank line of credit	58,284	68,071
Repayments on bank line of credit	(29,176)	(53,210)
Borrowings on long-term debt	130,463	517
Repayments on long-term debt	(4,131)	(19,648)
Dividends paid	(5,980)	(5,098)
Net cash provided by (used in) financing activities	135,000	(24,981)
Net decrease in cash and cash equivalents	(2,745)	(98,054)
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$165,851	$37,303
Cash dividend declared, $0.15 per share 3rd quarter 2003 and $0.11 per share in 2002.	$6,828	$5,086

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

Within the Candles & Home Fragrance segment, the Company designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products.  It also designs and markets a broad range of related candle accessories, as well as tabletop illumination products and chafing fuel.  These products are sold direct to the consumer under the PartyLite® brand, to retailers in the premium and specialty retail channels under the Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, and Kate’s™ brands, in the mass retail channel under the Florasense®, Ambria®, and FilterMate® brands and to the foodservice, or Away From Home, industry under the Sterno®, Ambria®, and HandyFuel® brand names.  In Europe, these products are also sold under the Colonial, Ambria®, Carolina®, Gies® (1)and Liljeholmens® brands.

Within the Creative Expressions segment, the Company designs, sources and markets a broad range of home décor, household convenience items, premium photo albums, frames, holiday cards and gifts under the CBK®, Miles Kimball® and Exposures® brands, seasonal accents under the Seasons of Cannon Falls™ and Impact™ brands, and decorative gift bags under the Jeanmarie® brand.  In Europe, a wide range of premium seasonal decorations are sold under the Kaemingk brand.

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority-owned or controlled are reported using the equity method and are recorded in investment.   Interest income and other consists of interest income earned from investments, foreign currency gains and losses and gains and losses from sales of investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at October 31, 2003 and the consolidated results of its operations and cash flows for the nine-month periods ended October 31, 2003 and 2002. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2003, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the nine months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Employee Stock Options

The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and continues to follow Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method.  Accordingly, no compensation expense is recorded for the stock options issued to employees unless the option price is below market at the measurement date.  The Company does not at

(1) Gies is registered and sold only outside the United States.

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands except per share data)	2003	2002	2003	2002

Net earnings:
As reported	$34,774	$30,474	$65,647	$62,069
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	645	652	1,962	1,727
Pro forma	$34,129	$29,822	$63,685	$60,342
Net earnings per common share:
As reported:
Basic	$0.76	$0.66	$1.43	$1.34
Diluted	0.76	0.65	1.43	1.33
Pro forma:
Basic	$0.75	$0.64	$1.39	$1.30
Diluted	0.72	0.62	1.34	1.26

2.                                      New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  The interpretation was immediately applicable to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date.  As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise acquired a variable interest prior to February 1, 2003.  In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003.  FIN 46 requires consolidation of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are consolidated when the Company has a controlling financial interest through ownership of a majority voting interest in an entity.  The implementation of this standard is not expected to have a material impact on our financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  As originally issued, SFAS 150 is effective for mandatorily redeemable financial instruments of public entities entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003.  In November 2003, the FASB issued FASB Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150”, which defers indefinitely the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries pending further FASB action.  For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, only the measurement provisions of SFAS 150 are deferred indefinitely, both for the parent in consolidated financial statements and for the subsidiary that issued the instruments that result in the mandatorily redeemable noncontrolling interest, pending further FASB action.  The original implementation of SFAS 150 had no impact on our financial statements and we do not expect the deferral provisions of FSP FAS 150-3 to have a significant impact on our financial statements.

3.                                      Goodwill Impairment

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its acquisition of the Sterno® brand in 1997 by $7.4 million.  The fair value of the Sterno Group was determined through an independent valuation utilizing market comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the model.  These cash flows were discounted to January 31, 2002 using a risk-adjusted discount rate.  The impairment of the Sterno Group’s goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income in the quarter ended April 30, 2002 by $4.5 million (after tax) or $0.10 per share.

4.                                      Business Acquisitions

On May 10, 2002, the Company purchased all of the interests in CBK, Ltd., LLC, now known as CBK Styles, Inc. (“CBK”), a designer and marketer of premium everyday home décor and gifts, for approximately $51.0 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $40.0 million, which will be deductible for income tax purposes over 15 years.  The results of operations of CBK are included in the Consolidated Statements of Earnings of the Company since May 11, 2002.  For segment reporting purposes, CBK is included in the Creative Expressions segment.

On April 1, 2003, the Company acquired 100% of the Miles Kimball Company (“MK”), a direct marketer of gifts, home décor and household convenience items, premium photo albums, frames and holiday cards under the Miles Kimball® and Exposures® catalog titles for approximately $66.2 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $46.0 million, which will not be deductible for income tax purposes.  The other intangibles acquired consist of $16.1 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus $9.0 million of customer lists, which will be amortized on an accelerated basis over 12 years.  Amortization expense was $0.45 million for the three months ended October 31, 2003 and $1.05 million for the nine months ended October 31, 2003.  Estimated amortization expense for the next 5 fiscal years is as follows:  $1.5 million, $1.5 million, $1.2 million, $0.9 million and $0.9 million.  The results of operations of MK are included in the Consolidated Statements of Earnings of the Company since April 2, 2003.  For segment reporting purposes, MK is included in the Creative Expressions segment.

The following provides an allocation of the purchase price of Miles Kimball (in thousands):

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

On June 20, 2003, the Company acquired a 100% interest in Kaemingk B.V. (“Kaemingk”), a designer and marketer of a wide range of premium seasonal decorations. Kaemingk’s product lines feature Christmas décor, including ornaments, lighting, trim, glassware, candles and plush animals, as well as spring and summer decorative accents and tabletop products.  The cash purchase price was approximately $36.2 million less cash acquired of $7.7 million resulting in net cash paid of $28.5 million.   Approximately $30.6 million of the cash purchase price was borrowed under the Company’s $200 million unsecured revolving credit facility.  The Company also assumed Kaemingk’s long-term debt of approximately $14.4 million.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $17.9 million, which will not be deductible for income tax purposes.  During the quarter ended October 31, 2003, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment.  In addition to the fixed purchase price, there is contingent consideration payable in the form of a three-year earn out provision based on a pre-defined formula related to a multiple of earnings before interest and income taxes.  The results of operations of Kaemingk are included in the Consolidated Statements of Earnings of the Company since June 21, 2003.  For segment reporting purposes, Kaemingk is included in the Creative Expressions segment.

The following provides an allocation of the purchase price of Kaemingk (in thousands):

Cash Purchase Price	$36,237
Less: Assets acquired
Cash and cash equivalents	7,681
Accounts receivable	2,106
Inventories	25,514
Property, plant and equipment	14,647
Other	606
Total assets acquired	50,554
Plus: Liabilities assumed
Bank lines of credit	9,335
Accounts payable	2,479
Accrued expenses	2,079
Deferred income taxes	2,786
Debt	14,364
Other	1,143
Total liabilities assumed	32,186
Unallocated purchase price (goodwill)	$17,869

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands except per share data)	2003	2002	2003	2002
Net sales	$431,901	$434,767	$1,042,212	$1,049,548
Earnings before cumulative effect of change in accounting principle	34,774	37,817	63,336	72,138
Net earnings	34,774	37,817	63,336	67,623

Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$0.76	$0.82	$1.38	$1.56
Net earnings per common share	0.76	0.82	1.38	1.46
Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$0.76	$0.81	$1.38	$1.55
Net earnings per common share	0.76	0.81	1.38	1.45

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2002.

At October 31, 2003, the Company had a total of $216.7 million of excess of cost over fair value of assets acquired  (“goodwill”) on its balance sheet compared to $149.4 million at January 31, 2003.  Goodwill attributable to the Candles & Home Fragrance segment at October 31, 2003 was $73.5 million, an increase of $2.8 million from $70.7 million at January 31, 2003.  Such increase is a result of the effects of foreign currency exchange rate increases versus the US dollar on our European businesses goodwill.  Goodwill attributable to the Creative Expressions segment at October 31, 2003 was $143.2 million, an increase of $64.5 million, from $78.7 million at January 31, 2003.  Such increase is a result of the goodwill from the acquisitions of Miles Kimball and Kaemingk of $46.0 million and $17.9 million respectively, and the effects of a foreign currency exchange rate increase versus the US dollar on Kaemingk’s goodwill.

5.                                      Inventories

The components of inventory consist of the following (in thousands):

	October 31, 2003	January 31, 2003
Raw materials	$25,487	$33,950
Work in procress	2,798	2,509
Finished goods	217,793	151,476
	$246,078	$187,935

6.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net earnings	$34,774	$30,474	$65,647	$62,069
Weighted average number of common shares outstanding:
Basic	45,526	46,299	45,836	46,306
Dilutive effect of stock options	238	303	200	283
Weighted average number of common shares outstanding:
Diluted	45,764	46,602	46,036	46,589

As of October 31, 2003 and 2002, options to purchase 51,291 and 38,313 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

7.                                      Restructuring and Impairment Charges

At January 31, 2003, the Company had approximately $0.4 million of restructuring changes related to lease obligations included in the Consolidated Balance Sheet.  As a result of payments made during the nine month period ended October 31, 2003, the lease obligations have been satisfied in full as of the end of the third quarter of fiscal 2004.

On September 30, 2003, the Company announced its decision to close its Hyannis, Massachusetts candle manufacturing facility.  This closure was the final phase of the wind-down of the Hyannis operation, and is consistent with the Company’s ongoing attempts to rationalize its operations.  The Company was able to move the production associated with the Hyannis facility to another existing facility, and expects to incur lower operating costs in the Candles & Home Fragrance segment as a result of the closure.   The shutdown of this facility is expected to be complete in the fourth quarter of fiscal 2004.  In conjunction with the closing, the Company eliminated 43 jobs, comprised of manufacturing and management positions.

During the three months ended October 31, 2003, $0.8 million of costs were incurred related to the Hyannis plant closure including $0.6 million of severance and related costs and $0.2 million of equipment impairment charges.  The Company expects additional charges in the fourth quarter of  $0.04 to $0.06 per share, related primarily to the impairment of equipment.

The following is a tabular roll forward of the restructuring and impairment charges described above that were recorded in the balance sheet of the Company:

(In thousands)	Lease Obligations	Severence Costs	Total

Balance at January 31, 2003	$405	$—	$405
Payments made against 2002 charges	(405)		(405)
Charges recorded in third quarter	—	580	580
Balance at October 31, 2003	$—	$580	$580

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

In the segment summary table below, earnings represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes interest expense, interest income and equity in earnings of investee, which are not allocated to the business segments during interim periods.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Other identifiable assets include corporate long-term investments and deferred bond costs, which are not allocated to the business segments.

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2003	2002	2003	2002
Net Sales
Candles & Home Fragrance	$267,251	$267,905	$741,949	$737,520
Creative Expressions	164,650	94,276	277,211	170,578
Total	$431,901	$362,181	$1,019,160	$908,098
Earnings
Candles & Home Fragrance	$33,078	$32,032	$84,843	$88,026
Creative Expressions	26,690	19,942	29,902	28,513
	59,768	51,974	114,745	116,539
Other expense	(4,667)	(3,448)	(10,686)	(10,513)
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$55,101	$48,526	$104,059	$106,026

	October 31, 2003	January 31, 2003
Identifiable Assets
Candles & Home Fragrance	$748,863	$693,082
Creative Expressions	416,219	180,339
Other	13,039	13,237
Total	$1,178,121	$886,658

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

10.                               Debt

At October 31, 2003, Miles Kimball had approximately $10.4 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of September 30, 2003, Kaemingk had available lines of credit of approximately $39.4 million maturing in March 2004.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At September 30, 2003, approximately $10.6 million was outstanding at a weighted average interest rate of 3.38%.

At September 30, 2003, Kaemingk had approximately $14.2 million of long-term debt outstanding under seven loans with ING Bank N.V. at a weighted average interest rate of 4.9%.  The bank loans have maturity dates ranging from 2005 through 2021.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At October 31, 2003, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million, 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.9% Senior Notes.  At October 31, 2003, the Company was in compliance with such covenants.  Interest on the notes will accrue from October 23, 2003 and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2004.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance will be used for general corporate purposes, which may include repayment of certain debt.

11.                               Fire Loss

In July 2003, the Company’s manufacturing facility located in Monterrey, Mexico was destroyed by fire.  Products manufactured at this leased facility were primarily for the North American mass market.  Customer service disruptions were minimal as other Company facilities and third party suppliers met the production requirements and are expected to meet production requirements for the immediate future and therefore, the Company has decided not to rebuild the Monterrey facility.  The loss of fixed assets and inventory totaled approximately $8.0 million.  The Company incurred additional costs of $1.3 million in the quarter ended October 31, 2003, primarily for the additional production costs of manufacturing product at different facilities.   Some of these costs remain in ending inventory at October 31, 2003.   The cumulative charges related to the fire amount to $1.9 million for the year.  The Company is insured for losses related to this fire.

12.                               401(k) and Profit Sharing Plan

During the third quarter, the Company became aware of an issue involving its 401(k) and profit sharing plan.  This issue arose effective April 1, 2002 when the Company amended the plan to allow participants to direct voluntary contributions to be invested in the Company’s common stock, and to permit other investments in the plan to be transferred into the Company’s common stock.  These amendments may have caused the continued operation of the plan since April 1, 2002 to be deemed to be an offering of securities that should have been registered under the Securities Act of 1933  (the “1933 Act”).  If interests should have been registered, the failure of the Company to register interests in the plan may entitle participants to remedies under the 1933 Act, including rescission or damages.  The Company has ceased allowing participants to make new investments in Company common stock.  The Company is also investigating its obligations to undertake any curative action, which may be required under the applicable securities laws, the Internal Revenue Code and ERISA.  While the Company cannot predict the possible effect of federal or state remedial action, the Company does not believe that remediation of its possible failure to register the interests in the plan will have a material adverse effect on the Company’s financial position or results of operations.

13.                               Termination of Interest Rate Swap

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net Sales

Net sales increased $111.1 million or 12.2% to $1,019.2 million in the first nine months of fiscal 2004 from $908.1 million in the first nine months of fiscal 2003.  Net sales in the quarter ended October 31, 2003 increased $69.7 million or 19.3% to $431.9 million compared with $362.2 million a year earlier.  There were three primary factors that affected net sales in the third quarter.  First, the inclusion of sales from the acquisitions of Miles Kimball in April 2003 and Kaemingk in June 2003 had a favorable impact, which was partially offset by the exclusion of sales from Wax Lyrical, which was closed in December 2002.  Second, the continued uncertainty in the US and European economies and the resulting cautious ordering by retailers had a negative impact on sales.  Third, the favorable impact of foreign currency exchange rates compared to the US Dollar had a positive impact on the reported sales.  International sales accounted for 28% of total sales for the quarter ended October 31, 2003 compared to 19% for the same period a year earlier.  This increase is primarily a result of the acquisition of Kaemingk in Europe.  Excluding the effect of the acquisitions of Miles Kimball and Kaemingk, the closure of Wax Lyrical, and the favorable foreign exchange effects, net sales in the quarter ended October 31, 2003 decreased approximately 4% compared to the same period a year earlier.

Net sales in the Candles and Home Fragrance segment were essentially even with last year at approximately $267 million for the quarter ended October 31, 2003.  PartyLite Worldwide net sales in the third quarter increased 6.2% compared with the prior year period.  Offsetting this increase was the decrease in net sales in Blyth’s wholesale businesses in the quarter ended October 31, 2003 compared with the prior year period.  Net sales of the Sterno Group, or Away From Home business, were essentially even with the same period a year earlier.

Net sales in the Creative Expressions segment increased $70.4 million, or 74.7%, to $164.7 million in the quarter ended October 31, 2003, compared with $94.3 million in the same period last year.  This increase is attributable to the inclusion of sales from Miles Kimball and Kaemingk and is consistent with the strategic direction to grow this segment through acquisition.  Excluding these acquisitions, this segment’s sales declined approximately 12% as a result of wholesalers’ caution in placing orders given the uncertain retail environment.

Gross Profit

Gross profit increased $38.1 million or 8.4% from $454.8 million in the first nine months of fiscal 2003 to $492.9 million in the first nine months of 2004.  Gross profit margin decreased from 50.1% for the first nine months of 2003 to 48.4% for the first nine months of 2004.  Gross profit in the quarter ended October 31, 2003 increased $24.5 million or 14.2% from $172.5 million for the quarter ended October 31, 2002 to $196.9 million for the quarter ended October 31, 2003.  Gross profit margin decreased from 47.6% for the quarter ended October 31, 2002 to 45.6% for the quarter ended October 31, 2003.  The decrease in gross profit margin is largely attributable to the addition of Kaemingk, which has a lower gross margin than the overall Company average.  Further contributing to the decline was the shift in the sales among the businesses.

Selling Expense

Selling expense increased $30.7 million, or 12.2%, from $253.0 million in the first nine months of fiscal 2003, when selling expense was 27.9% of net sales, to $283.7 million in the first nine months of fiscal 2004, or 27.8% of net sales.  Selling expense increased $15.1 million, or 16.9%, from $89.3 million in the quarter ended October 31, 2002 to $104.4 million in the quarter ended October 31, 2003.  As a percent of sales, selling expense was 24.2% in the third quarter of fiscal 2004 compared to 24.7% a year earlier.  The increase in selling expenses quarter over quarter is attributable to the addition of Miles Kimball and Kaemingk.  The reduction in selling expenses as a percentage of net sales reflects the impact of the business models of the recently acquired companies, which have lower selling expenses than the overall Company average.

Administrative Expense

Administrative expense increased $8.3 million, or 9.8%, from $85.3 million in the first nine months of fiscal 2003 to $93.7 million in the first nine months of fiscal 2004.  Administrative expense increased $0.8 million or 2.6% from $31.2 million in the quarter ended October 31, 2002 to $32.0 million in the quarter ended October 31, 2003.  As a percent of sales, administrative expense was 7.4% in the third quarter of fiscal 2004 compared to 8.6% a year earlier.  Administrative expenses increased due to the addition of Miles Kimball and Kaemingk.  The reduction in administrative expenses as a percentage of net sales results from the fact that the Company’s corporate resources have remained fairly level as the business has grown through acquisition.

Restructuring and Impairment Charges

On September 30, 2003, the Company announced its decision to close its Hyannis, Massachusetts candle manufacturing facility.  This closure was the final phase of the wind-down of the Hyannis operation, and is consistent with the Company’s ongoing attempts to rationalize its operations.  The Company was able to move the production associated with the Hyannis facility to another existing facility, and expects to incur lower operating costs in the Candles & Home Fragrance segment as a result of the closure.   The shutdown of this facility will be complete in the fourth quarter of fiscal 2004.  In conjunction with the closing, the Company eliminated 43 jobs, comprised of manufacturing and management positions.

During the three months ended October 31, 2003, $0.8 million of costs were incurred related to the Hyannis plant closure including $0.6 million of severance and related costs and $0.2 million of equipment impairment charges.  The Company expects additional charges in the fourth quarter of  $0.04 to $0.06 per share, related primarily to the impairment of equipment.

Operating Profit

Operating profit decreased $1.8 million, or 1.5%, from $116.5 million in the first nine months of fiscal 2003 to $114.7 million in the first nine months of fiscal 2004.  The decrease in operating profit in the nine months ended October 31, 2003 was a result of the same factors affecting net sales.  Operating profit increased $7.8 million, or 15.0%, from $52.0 million in the quarter ended October 31, 2002 to $59.8 million in the quarter ended October 31, 2003.  This increase in operating profit in the quarter ended October 31, 2003 is largely driven by the acquisitions of Miles Kimball and Kaemingk.

Interest Expense

Interest expense increased $0.6 million in the nine-month period ended October 31, 2003 as compared with the prior year.  Interest expense increased $1.1 million in the current fiscal year third quarter from the prior year.  This increase is primarily related to the debt assumed in the Kaemingk acquisition.

Interest Income and Other

Interest income and other, including interest income, foreign exchange gains and losses and the gain on the sale of an investment, increased $0.5 million in the nine-month period ended October 31, 2003 versus the same period in the prior year.  This increase is primarily related to the gain on the sale of an investment recorded in the quarter ended July 31, 2003.

Income Taxes

Income tax expense decreased $1.2 million, or 2.9%, from $39.4 million in the first nine months of fiscal 2003 to $38.3 million in the same period in the current fiscal year.  Income tax expense increased $2.2 million, or 12.3%, from $18.1 million in the quarter ended October 31, 2002 to $20.3 million in the quarter ended October 31, 2003.  The income tax expense amounts fluctuate in conjunction with the increases and decreases in income before income taxes at any given period.   The effective tax rate decreased to 36.8% in fiscal 2004 from 37.2% in the prior period.  This decrease is a result of a larger amount of income being generated in jurisdictions with lower tax rates.

Cumulative Effect of Change in Accounting Principle

As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a one-time charge of $7.4 million pre-tax, $4.5 million net of income taxes, on February 1, 2002, which is reflected as the cumulative effect of a change in accounting principle (See Note 2 to the Consolidated Financial Statements).

Net Earnings

As a result of the foregoing, earnings before the cumulative effect of change in accounting principle decreased $0.8 million, or 1.2%, from $66.6 million in the nine months ended October 31, 2002 to $65.8 million for the nine months ended October 31, 2003.  Net earnings after the cumulative effect of change in accounting principle increased $3.6 million, or 5.8%, from $62.1 million in the first nine months of fiscal 2003 to $65.6 in the first nine months of fiscal 2004.    Net earnings increased $4.3 million, or 14.1%, from $30.5 million in the quarter ended October 31, 2002 to $34.8 million in the quarter ended October 31, 2003.

Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the nine months ended October 31, 2003, were $1.43, a decrease of $0.01, or 0.4% compared to $1.44 for the nine months ended October 31, 2002.  Basic net earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the nine months ended October 31, 2003, were $1.43, an increase of $0.09, compared to $1.34 for the nine months ended October 31, 2002.  Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.43 for the current and prior year nine month periods. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.10 for the nine months ended October 31, 2002.  Diluted net earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.43, compared to $1.33 for the same period the prior year.

Liquidity and Capital Resources

Compared to January 31, 2003, when inventory levels are typically at the lowest point of the fiscal year, inventory increased $58.2 million from $187.9 million at January 31, 2003 to $246.1 million at October 31, 2003.  This increase is driven in part by the acquisitions of Miles Kimball and Kaemingk.  Excluding these acquisitions, inventory increased $29.7 million from January 31, 2003, which is expected due to the seasonal nature of the business.  Excluding Miles Kimball and Kaemingk, inventory levels at October 31, 2003 increased by $3.5 million when compared to October 31, 2002.

Accounts receivable increased $111.2 million from $82.9 million at January 31, 2003 to $194.1 million at October 31, 2003.  Excluding the effects of the acquisitions of Miles Kimball and Kaemingk, accounts receivable increased $73.2 million.  This increase is consistent with the seasonality of the business.  Excluding Miles Kimball and Kaemingk, accounts receivable decreased $24.6 million when compared to October 31, 2002, reflecting the lower sales in our wholesale businesses.

Accounts payable and accrued liabilities increased $24.5 million to $164.0 million at October 31, 2003 from $139.5 million at January 31, 2003.  This increase is related to seasonality, the effects of foreign currency exchange rates, and the previously mentioned acquisitions.

In July 2003, the Company’s manufacturing facility located in Monterrey, Mexico was destroyed by fire.  Products manufactured at this leased facility were primarily for the North American mass market.  Customer service disruptions were minimal as other Company facilities and third party suppliers met the production requirements and are expected to meet production requirements for the immediate future and therefore, the Company has decided not to rebuild the Monterrey facility.  The loss of fixed assets and inventory totaled approximately $8.0 million.  The Company incurred additional costs of $1.3 million in the quarter ended October 31, 2003, primarily for the additional production costs of manufacturing product at different facilities.  Some of these costs remain in ending inventory at October 31, 2003.  The cumulative charges related to the fire amount to $1.9 million for the year.  The Company is insured for losses related to this fire.

Capital expenditures for property, plant, and equipment were $16.0 million for the nine months ended October 31, 2003 as compared with $11.4 million in the prior year period.  Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $25.0 million for fiscal 2004.

The Company has a $200 million unsecured revolving credit facility having a three-year term (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs, general corporate purposes and funding for strategic acquisitions.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  At October 31, 2003, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate (4.0% at October 31, 2003) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  At October 31, 2003, the weighted average interest rate was 3.07%.  On October 31, 2003, approximately $33.1 million was outstanding (including $3.2 million of outstanding letters of credit) under the Credit Facility.

As of October 31, 2003, the Company had a total of $15.0 million available under an uncommitted bank line of credit with La Salle Bank National Association, which matures in June 2004.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at October 31, 2003.

At October 31, 2003, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At October 31, 2003, approximately $0.3 million of letters of credit were outstanding under this credit line.

As of September 30, 2003, The Gies Group (“Gies”) had available lines of credit of approximately $42.4 million of which approximately $28.0 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.5% at September 30, 2003.  The lines of credit are renewed annually.

Colony Gift Corporation Limited (“Colony”) has a $25.0 million short-term revolving credit facility with Barclays Bank, which matures in June 2004.  As of September 30, 2003, Colony had borrowings under the credit facility of approximately $7.2 million, at a weighted average interest rate of 3.4%.

At October 31, 2003, CBK had $4.7 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank

National Association.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 1.2% at October 31, 2003.

At October 31, 2003, Miles Kimball had approximately $10.4 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of September 30, 2003, Kaemingk had available lines of credit of approximately $39.4 million maturing in March 2004.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At September 30, 2003, approximately $10.6 million was outstanding at a weighted average interest rate of 3.38%.

At September 30, 2003, Kaemingk had approximately $14.2 million of long-term debt outstanding under seven loans with ING Bank N.V. at a weighted average interest rate of 4.9%.  The bank loans have maturity dates ranging from 2005 through 2021.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $15.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life oaf the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At October 31, 2003, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million, 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.9% Senior Notes.  At October 31, 2003, the Company was in compliance with such covenants.  Interest on the notes will accrue from October 23, 2003 and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2004.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance will be used for general corporate purposes, which may include repayment of certain debt.

Net cash used in operating activities amounted to $27.5 million for the nine months ended October 31, 2003 compared to a use of $10.7 million for the nine months ended October 31, 2002.  The decrease in cash flows from operations relates primarily to changes in the Company’s working capital, the absence of the $4.5 million cumulative effect adjustment related to the goodwill impairment at the Sterno Group that was recorded in fiscal 2003, the $0.5 million gain on the sale of a long-term investment recorded in 2004, and changes in the Company’s deferred income taxes offset by increased depreciation and amortization expense related to the new acquisitions in fiscal 2004.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the share repurchase program.  In the third quarter of fiscal 2004, the Company purchased 240,000 shares on the open market for a cost of $6.3 million, bringing the year-to-date total to 611,200 shares at a cost of $16.2 million.  Since the program inception, the Company has purchased 4,255,300 shares at a total cost of $102.7 million.  The acquired shares are held as common stock in treasury at cost.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Impact of Adoption of Recently Issued Accounting Standards (Continued)

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  The interpretation was immediately applicable to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date.  As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise acquired a variable interest prior to February 1, 2003.  In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003.  FIN 46 requires consolidation, for fiscal periods ending after December 15, 2003, of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are consolidated when the Company has a controlling financial interest through ownership of a majority voting interest in an entity.  The implementation of this standard is not expected to have a material impact on our financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” As originally issued, SFAS 150 is effective for mandatorily redeemable financial instruments of public entities entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003.  In November 2003, the FASB issued FASB Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150”, which defers indefinitely the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries pending further FASB action.  For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, only the measurement provisions of SFAS 150 are deferred indefinitely, both for the parent in consolidated financial statements and for the subsidiary that issued the instruments that result in the mandatorily redeemable noncontrolling interest, pending further FASB action.  The original implementation of SFAS 150 had no impact on our financial statements and we do not expect the deferral provisions of FSP FAS 150-3 to have a significant impact on our financial statements.

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

Interest Rate Risk

As of October 31, 2003 the Company is subject to interest rate risk on approximately $88.8 million of variable rate debt, including the subsidiary debt of Gies, Colony Gift, CBK and Kaemingk.  Each 1 percentage point increase in the interest rate would impact pre-tax earnings by approximately $0.9 million if applied to the total.

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

The following table provides information about the Company’s foreign exchange forward contracts at October 31, 2003.

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$12,809	1.44	$(1,069)
Euro	17,924	1.12	(623)
Pound Sterling	6,546	1.64	(146)
	$37,279		$(1,838)

The foreign exchange contracts outstanding as of October 31, 2003 have maturity dates ranging from November 2003 through May 2004.

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

Item 2.           Changes in Securities and Use of Proceeds

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

Risk of Inability to Maintain Growth Rate

The Company has grown substantially in past years.  While we expect continued growth, we expect that our future rate of growth will be less than our historical growth rate.  In the Candles & Home Fragrance segment we expect the international market to grow faster than the domestic market.  Historically, the market for our foodservice, or Away From Home products has grown, but more slowly, and we expect it will continue to do so.  Our ability to continue to grow depends on several factors, including the following:  market acceptance of existing products, the successful introduction of new products, our ability to recruit new independent sales consultants, and the sourcing of raw materials.  The Candles & Home Fragrance and Creative Expressions industries are driven by consumer tastes.  Accordingly, there can be no assurance that our existing or future products will maintain or achieve market acceptance.  Our sales and earnings results have recently been impacted negatively by economic and geopolitical uncertainties in North America and Europe.  There can be no assurance that our sales and earnings results will not be materially adversely affected by these factors in the future.  If the economic recovery in our major markets stalls or reverses, or if retailer confidence drops further, our operating results may be materially adversely affected.

Our past growth in both the Candles & Home Fragrance segment and the Creative Expressions segment has been due, in part, to acquisitions.  We expect our future growth in the Candles & Home Fragrance segment to be primarily organic, with the possibility of selective acquisitions, and we continue to pursue strategic acquisitions in certain areas of the Creative Expressions segment.  There can be no assurance that we will be able to continue to identify suitable acquisition candidates, to consummate acquisitions on terms favorable to the Company, to finance acquisitions or to integrate successfully acquired operations.  In the future, acquisitions may contribute more to the Company’s overall sales growth rate than historically.

Ability to Respond to Increased Product Demand

Our ability to meet future demand for Candles & Home Fragrance and Creative Expressions products will be dependent upon success in (1) bringing new or alternative production and distribution capacity on line in a timely manner, (2) improving our ability to forecast anticipated product demand in order to continue to fill customer orders promptly, (3) improving management information systems in order to respond promptly to customer orders and (4) training, motivating and managing new employees.  If we are unable to meet future demand for products in a timely and efficient manner, our operating results could be materially adversely affected.

Risks Associated with International Sales and Foreign-Sourced Products

Our international business has grown at a faster rate than sales in the United States in recent years.  In addition, we source a portion of our candles, accessories and Creative Expressions products from independent manufacturers in the Pacific Rim, Europe and Mexico.  For these reasons we are subject to the following risks associated with foreign manufacturing and sales: fluctuations in currency exchange rates, economic and political instability, international public health crises, transportation delays, difficulty in maintaining quality control, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States and certain European markets affecting importation of goods (including duties, quotas and taxes and trade and foreign tax laws).

Risks of Shortages of Raw Materials

For certain raw materials, there may be temporary shortages due to capacity availability, a change in raw material requirements, weather or other factors, including disruptions in supply caused by raw material transportation or production delays.  Such raw material shortages have not previously had, and are not presently expected to have, a material adverse effect on the Company’s operations.  It is possible, however, that recent increases in oil prices may have a material adverse effect on availability of petroleum-based products used in the manufacture of our candles and home fragrance products.

Dependence on Key Corporate Management Personnel

Our success depends upon the contributions of key corporate management personnel, particularly our Chairman, Chief Executive Officer and President, Robert B. Goergen.  We do not have employment contracts with any of our key corporate management personnel except for Mr. Goergen, nor do we maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on the Company.

Risk of Increased Competition

Our business is highly competitive, both in terms of price and new product introductions. The worldwide market for Candles & Home Fragrance and Creative Expressions products is highly fragmented, with numerous suppliers serving one or more of the distribution channels served by the Company.  Because there are relatively low barriers to entry into the Candles & Home Fragrance and Creative Expressions industries, we may face increased future competition from other companies, some of which may have substantially greater financial and marketing resources than those available to us.  We compete with companies offering candles manufactured at low cost in foreign countries.  In addition, certain competitors focus on a particular geographic or single-product market and attempt to gain or maintain market share solely on the basis of price.

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

b)             Reports on Form 8-K

During the fiscal quarter ended October 31, 2003, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K on August 27, 2003 to file as an exhibit the press release reporting the Company’s results of operations for the fiscal quarter ended July 31, 2003.

Current Report on Form 8-K on September 9, 2003 to file as an exhibit the press release announcing the Company’s declaration of a semi-annual dividend.

Current Report on Form 8-K on October 17, 2003 to announce the issue related to employee contributions to the 401(k) and profit sharing plan that were being directed into the Company’s common stock.

Current Report on Form 8-K on October 17, 2003 to announce the blackout period for the fiscal quarter ended October 31, 2003 with respect to purchases of the Company’s common stock by employees, directors and officers.

Current Report on Form 8-K on October 21, 2003 to file as an exhibit the press release announcing the sale of $100 million of 10-year senior notes.

Current Report on Form 8-K on October 22, 2003 in conjunction with the filing of the Prospectus Supplement dated October 20, 2003 for the issuance and sale of up to $100 million of 5.50% Senior Notes due 2013 to file as exhibits certain information related to the Prospectus Supplement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	December 15, 2003	By:	/s/Robert B. Goergen
Robert B. Goergen
President and Chief Executive Officer

Date:	December 15, 2003	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer