Form 10-K
period 2004-01-31
BLYTH INC
filed 2004-04-30
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 1-13026

BLYTH, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2984916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One East Weaver Street Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 661-1926

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.02 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   ☒        No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

As of July 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $853 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on such date and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.

As of April 27, 2004, there were 45,618,927 outstanding shares of Common Stock, $0.02 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Proxy Statement for the Annual Meeting of Shareholders to be held on June 24, 2004 (Incorporated into Part III).

Part I

Item 1. Business

(a)          General Development of the Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is a home expressions company competing primarily in the home décor, seasonal decorations and gift industry.  The Company designs, markets and distributes an extensive array of candles, home fragrance products, decorative accessories, seasonal decorations and household convenience items, as well as tabletop lighting and chafing fuel for the Away From Home or foodservice trade.  Blyth manufactures most of its candles and sources nearly all of its other products. The Company’s sales and operations take place primarily in the United States, Canada and Europe, with additional activity in Mexico, Australia and the Far East.

Blyth became a publicly traded company in 1994, at which time net sales were approximately $157.5 million.  Both internal growth and acquisitions have contributed to significant overall growth since that time.  Internal growth has been generated by (a) increased sales of existing home expressions products to consumers and retailers, (b) the introduction of new products and product line extensions and (c) geographic expansion.  The Company has also integrated numerous acquisitions and investments into its operations since its formation in 1977.

Additional information is available on our website, www.blyth.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto filed or furnished pursuant to the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable following submission to the SEC.  Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Conduct, and the charters for its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which is available in print to any shareholder who makes a request to Blyth, Inc., One East Weaver Street, Greenwich, CT 06831; Attention Bruce D. Kreiger, Secretary.  The information posted to www.blyth.com, however, is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

(b)          Business Segments

The Company reports its financial results in five business segments: the Direct Selling segment, the Wholesale Home Fragrance segment, the Wholesale Creative Expressions segment, the Catalog & Internet segment, and the All Other segment.  These segments accounted for approximately 51%, 25%, 14%, 7% and 4% of consolidated net sales, respectively, for the fiscal year ended January 31, 2004.*  Financial information relating to these business segments for the years ended January 31, 2004, 2003 and 2002 appears in Note 18 of the Company’s consolidated financial

* Percentages do not add up to 100% due to rounding.

statements and is incorporated herein by reference.

Direct Selling Segment

In fiscal year 2004, this segment represented approximately 51% of Blyth’s total sales.  Products sold globally in the Direct Selling segment are marketed through a network of independent sales consultants using the party plan method of direct selling.  Products designed, manufactured or sourced, marketed and distributed within this segment include fragranced and non-fragranced candles, bath products and a broad range of related accessories.  These products are sold in North America, Europe and Australia under the brand name PartyLite®.

United States Market

Within the United States market, candles, other home fragrance products, bath products and related accessories are sold directly to consumers through a network of independent sales consultants.  Independent sales consultants are compensated on the basis of PartyLite® brand product sales at parties organized by them and parties organized by consultants recruited by them.  Over 36,000 independent sales consultants located in the US were selling PartyLite® brand products in the US at fiscal 2004 year-end.  Our products are designed, packaged and priced in a manner appropriate to the premium nature of their quality and exclusivity and distribution channel through which they are sold.

International Market

Blyth continues to focus on becoming a global home fragrance company in its Direct Selling segment. In fiscal 2004, products were sold internationally in this segment directly to consumers by more than 20,000 independent sales consultants located outside the US, the exclusive distributors of PartyLite® brand products. These products were sold in the following international markets during fiscal year 2004: Australia, Austria, Canada, Finland, France, Germany, Mexico, Switzerland and the United Kingdom.

We support our independent sales consultants with inventory management and control and satisfy delivery requirements through on-line ordering, which is available to all independent sales consultants in the United States, Canada and Germany.

Wholesale Home Fragrance Segment

In fiscal year 2004, this segment represented approximately 25% of Blyth’s total sales. Blyth is a global wholesale home fragrance company.  Products designed, manufactured or sourced, marketed and distributed within this segment include fragranced and non-fragranced candles, potpourri, seasonal decorations, environmental fragrance products such as air fresheners and filters and a broad range of related accessories.  These products are sold in multiple channels of distribution in North America and Europe under brand names that include Ambria®, Colonial™1, Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, Florasense®, Gies®1,Kaemingk®1 and Liljeholmens®.  Our wholesale home fragrance products are designed, packaged and priced to satisfy the varying demands of consumers within each distribution channel.

United States Market

Products sold in the Wholesale Home Fragrance segment in the United States are marketed through the premium and mass consumer wholesale channels.  Within these channels, we sell candles, home fragrance products and related accessories to independent gift shops, specialty chains, department stores, food and drug outlets and mass retailers through independent sales representatives, Company key account managers and Company sales managers.  This sales force supports the Company’s customers with comprehensive product catalogs and samples, merchandising programs and selective fixtures.  The independent sales representatives, Company key account managers and Company sales managers also receive training on the marketing and proper use of our products.

International Market

Products sold internationally in the Wholesale Home Fragrance segment are marketed to retailers in the premium and mass consumer wholesale channels through independent sales representatives and Company sales managers.  Customers include European mass merchants, garden centers, and department and gift stores.

In June 2003, Blyth acquired Kaemingk, B.V., a European wholesaler of premium seasonal decorations.  Its products are sold to more than 3,000 garden centers, and department and gift stores in 20 European countries under the brand name Kaemingk®1.  Kaemingk’s customer base and sourcing requirements are similar to those of our other Wholesale Home Fragrance businesses, and one management team handles oversight responsibility for all businesses in this segment.

Blyth’s international wholesale operations also include exports of products from the United States and various European countries to Canada, Europe, Latin America and the Pacific Rim.  Exported products are sold through Company sales managers and independent sales representatives to premium and mass retailers.  The Company may expand its international presence through the establishment of additional non-US based marketing and distribution operations.

The Company believes that competing in multiple distribution channels offers certain advantages.  Successful new ideas and research can be shared among and adapted by Blyth’s marketing groups.  Blyth’s competitive position in these channels is enhanced by its ability to respond quickly to changes in consumer preferences and new product trends.  Moreover, the Company effectively supports customers with inventory management and control and satisfies delivery requirements through electronic ordering, which is available to independent sales representatives and sales managers in the premium wholesale channel.

Wholesale Creative Expressions Segment

In fiscal year 2004, this segment represented approximately 14% of Blyth’s total sales.  Blyth designs, markets and distributes home décor products and seasonal decorations within this segment.  These products are sold through multiple distribution channels under brand names that include CBK®, Holiday365™ and Seasons of Cannon Falls™.

Home décor products and seasonal decorations are sold in the United States to premium and mass retailers.  Premium everyday home décor products and gifts, including decorative metal and wicker accessories, picture frames, lamps and textiles are designed for and marketed and distributed to more than 25,000 premium independent retailers.  Blyth also designs, markets and distributes seasonal decorations for the premium and mass distribution channels.  During fiscal year 2004, the Impact Plastics seasonal decorations business was realigned with that of our other Wholesale Creative Expressions business, Midwest, in order to concentrate these seasonal businesses into one unit.

Catalog & Internet Segment

In fiscal year 2004, this segment represented approximately 7% of Blyth’s total sales.  Blyth designs, markets and distributes a wide range of household convenience items, personalized gifts and photo storage products within this segment.  These products are sold through the catalog and Internet distribution channel under brand names that include Exposures®, Miles Kimball®, Walter Drake® and The Home Marketplace®.

Blyth acquired the Miles Kimball Company, a catalog and Internet marketer of household convenience products, personalized gifts, photo albums, frames and holiday cards, in April 2003.  In December 2003, the Company acquired Jackson Acquisition Company, LLC, doing business as Walter Drake, which markets similar products through the catalog and Internet distribution channel.  In fiscal year 2005, we began consolidating the operations of Walter Drake into those of Miles Kimball in Oshkosh, Wisconsin as the seasonality of the Miles Kimball business is complemented by the relatively less seasonal selling pattern of Walter Drake, thereby enhancing distribution center capacity utilization throughout the year.

All Other Segment

In fiscal year 2004, this segment represented approximately 4% of Blyth’s total sales.  Within this segment, we manufacture and source chafing fuel and tabletop illumination products sold under brand names including Sterno®, HandyFuel® and Ambria® for the Away From Home or foodservice channel.  These products are sold primarily in the United States, as well as in Canada, Europe, Latin America and the Pacific Rim through independent sales representatives and foodservice distributors.

United States Market

Products sold in the All Other segment in the United States are marketed by the Company to the foodservice industry.  Chafing fuel and tabletop lighting products such as candles, liquid fuel lamps and accessories are sold to restaurants, caterers, hotels and other institutional customers.  Sales are solicited by independent sales representatives, independent foodservice distributors and Company sales managers.

International Market

The Company also exports foodservice products from the United States.  Exported products are sold through Company sales managers and independent sales representatives to retailers and foodservice distributors.

Product Brand Names

The key brand names under which our Direct Selling segment products are sold are:

PartyLite®

Lavish by PartyLite™

The key brand names under which our Wholesale Home Fragrance segment products are sold are:

Asp-Holmblad®(1)

Carolina®

Colonial™(1)

Colonial Candle of Cape Cod®

Colonial at HOME®

Florasense®

Gies®(1)

Kaemingk®(1)

Liljeholmens®

The key brand names under which our Wholesale Creative Expressions segment products are sold are:

CBK®

Holiday365™

JMC Impact™

Seasons of Cannon Falls™

The key brand names under which our Catalog & Internet segment products are sold are:

Exposures®

Miles Kimball®

The Home Marketplace®

Walter Drake®

The key brand names under which our All Other segment products are sold are:

Ambria®

HandyFuel®

Sterno®

New Product Development

Concepts for new products and product line extensions are directed to the marketing departments of our business units from within all areas of the Company, as well as from the Company’s independent sales representatives and worldwide product manufacturing partners.  The new product development process may include technical research, consumer market research, fragrance studies, comparative analyses, the formulation of engineering specifications, feasibility studies, safety assessments, testing and evaluation which can generally require from 3 to 18 months to complete.  Each year, new products typically account for at least 25% of our net sales in the first full year following their introduction.

The Company’s focus on new products and product line extensions specific to each distribution channel and segment has been an important element of its efforts to become a leading home expressions products company.  The continual introduction of new product forms, shapes, fragrances, packaging and presentation is intended to appeal to the changing tastes of consumers and retailers.

Manufacturing, Sourcing and Distribution

In all of the Company’s business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing and distribution practices, application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities.  Since our 1994 initial public offering, we have invested over $255 million in new facilities and equipment in order to lower manufacturing costs, improve product quality and increase manufacturing capacity significantly in order to accommodate expected future sales growth, as well as to improve the speed to market of new product introductions.  Management has also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

The manufacture of Blyth’s products involves the use of highly automated processes and technologies, as well as certain hand crafting and finishing.  Many of the Company’s products in all of its business segments are manufactured by others based on Blyth’s design specifications, making the Company’s global supply chain approach critically important to its new product development process, quality control and cost management.  Management has also built a network of stand-alone highly automated distribution facilities in its core markets.

Technological Advancements

The Company continues to see the benefit of its substantial investment in technological initiatives, particularly Internet-based ordering technology.  An Internet-based order-entry and business management system is available to all PartyLite independent sales consultants in the United States, Canada and Germany.  By fiscal year end, show orders placed via the PartyLite Extranet had increased to over 75% of total show orders in the United States and over 85% of total show orders in Canada.  The system became available to PartyLite consultants in Germany during the third quarter of fiscal 2004, and approximately 20% of German show orders were being placed via the Extranet by year-end.  The Extranet’s automated features eliminate errors common on hand-written paper forms and speed orders through processing and distribution, improving customer service.  Furthermore, by easing the administrative workload and providing tools with which to track sales and programs, the Extranet has helped PartyLite independent sales consultants build their businesses more efficiently.  The improved accuracy of the automated system also results in administrative savings for the Company.

By fiscal year end, Blyth’s consumer wholesale business in North America introduced UCCnet support with which the Company now supports automated product information synchronization with retailers in the mass channel.  This new technical capability enables us to send immediate, up-to-date product information to participating retailers to ensure that they have current Blyth product information to support their supply chain.  Today Blyth supports over 200 retail customers with various modes and forms of electronic data interchange (EDI).

Customers

Customers in the Direct Selling segment are individual consumers served by independent sales consultants.  Sales within the Catalog & Internet segment are also made directly to consumers.  Blyth’s Wholesale Home Fragrance segment and Wholesale Creative Expressions segment customers include department and independent gift stores, mass merchandisers, specialty chains and food and drug stores.  Within its All Other segment, the Company sells to institutional customers such as hotels, restaurants and foodservice distributors.  No single customer accounts for 10% or more of Blyth’s sales.

Competition

All of the Company’s business segments are very competitive.  Principle competitive factors are new product introductions, price, product quality, delivery time and customer service.  The domestic and international markets are very fragmented and served by numerous suppliers in all of Blyth’s business segments.  Additional information about ways in which the Company’s business may be affected by increased competition appears below under the heading “Risk of Increased Competition.”

Employees

As of January 31, 2004, the Company had approximately 5,600 full-time employees, of whom approximately 26% are based outside of the United States.  Approximately 4,200 of the 5,600 employees are non-salaried.  Blyth does not have any unionized employees in the United States.  Approximately 50 employees of the Gies Group are represented by the IG Chemie labor union in the Company’s German facility and have a General Agreement in place with no termination period.  A Wages Agreement will be under negotiation for renewal beginning in May 2004 and currently may be terminated by the union at the end of that month.  Management believes that relations with the Company’s employees are good.  Since its formation in 1977, Blyth has never experienced a work stoppage.

Raw Materials

All of the raw materials used by Blyth for its candles, home fragrance products and chafing fuel, principally petroleum-based wax, fragrance, glass containers and corrugate, have historically been available in adequate supply from multiple sources.  Additional information about ways in which Blyth’s business may be affected by shortages of raw materials appears below under the heading “Risk of Shortages of Raw Materials.”

Trademarks and Patents

The Company owns and has pending numerous trademark registrations and applications in the United States Patent and Trademark Office related to its products.  Blyth also registers certain trademarks in other countries.  While management regards these trademarks and patents as valuable assets to its business, the Company is not dependent on any single trademark or patent or group thereof.

Environmental Law Compliance

Most of the Company’s manufacturing, distribution and research operations are affected by federal, state, local and international environmental laws relating to the discharge of materials or otherwise to the protection of the environment.  Management has made and intends to continue to make the necessary expenditures to comply with applicable environmental laws and does not believe that such expenditures will have a material effect on the Company’s capital expenditures, earnings or competitive position.

Cautionary Factors That May Affect Future Results

The disclosure and analysis in this report and in Blyth’s 2004 Annual Report to Shareholders contain forward-looking statements that describe the Company’s current expectations or forecasts of future events.  One can usually identify these statements by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other similar words or terms in connection with any discussion of future operating or financial performance.  These include statements relating to future actions, performance or results related to current or future products or product approvals, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.  From time to time, the Company may provide oral or written forward-looking statements in other public materials.

Any or all of the forward-looking statements in this report, in our 2004 Annual Report to Shareholders and in any other public statements made by management may turn out to be wrong.  They may be affected by inaccurate assumptions or known or unknown risks or uncertainties.  Many factors mentioned in this discussion, such as competition or the competitive environment, are important to the outcome of future results.  Consequently, no forward-looking statements can be guaranteed, and actual results may vary materially from the Company’s projections.

Management undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.  However the public is advised to review any future disclosures the Company makes on related subjects in its quarterly reports on Form 10-Q, current reports on Form 8-K and annual reports on Form 10-K to the SEC.  The Company also provides below the following cautionary discussion of risks, uncertainties and potentially inaccurate assumptions relevant to its business.  These and other factors could cause actual results to differ materially from expected and historical results and are provided as permitted by the Private Securities Litigation Reform Act of 1995.

•            Risk of Inability to Maintain Growth Rate

The Company has experienced significant sales growth in past years.  While management expects continued growth, Blyth’s future growth rate will likely be less than its historical growth rate.  The Company expects faster sales growth in its international market versus its United States market, particularly in the Direct Selling and Wholesale Home Fragrance business segments.  The market for Blyth’s Away From Home or foodservice products has also grown historically, though at a slower rate, a pattern that is expected to continue.  In recent years, our overall sales for the Away From Home or foodservice products were flat, reflecting a generally weak economic environment during these years.  The Company’s ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, the ability to recruit new independent sales consultants, sourcing of raw materials and demand-driven increases in production and distribution capacity.  Business in all of Blyth’s segments is driven by consumer preferences.  Accordingly, there can be no assurances that the Company’s current or future products will maintain or achieve market acceptance.  Blyth’s sales and earnings results can be negatively impacted by the worldwide economic environment; particularly the Canadian, United States and European economies.  There can be no assurances that the Company’s financial results will not be materially adversely affected by these factors in the future.

The Company’s historical growth has been due in part to acquisitions and management continues to consider additional strategic acquisitions.  There can be no assurances that management will continue to identify suitable acquisition candidates, consummate acquisitions on terms favorable to the Company, finance acquisitions or successfully integrate acquired operations.

•            Risks Associated With International Sales and Foreign-Sourced Products

Blyth’s international sales growth rate has outpaced that of its United States growth rate in recent years.  Moreover, the Company sources a portion of its products in all of its business segments from independent manufacturers in the Pacific Rim, Europe and Mexico.  For these reasons, Blyth is subject to the following risks associated with international manufacturing and sales:  fluctuations in currency exchange rates, economic or political instability, international public heath crises, transportation costs and delays, difficulty in maintaining quality control, restrictive governmental actions, nationalizations, the laws and policies of the United States, Canada and certain European countries affecting the importation of goods (including duties, quotas and taxes) and the trade and tax laws of other nations.

•            Ability to Respond to Increased Product Demand

The Company’s ability to meet future product demand in all of its business segments will depend upon its success in (1) bringing new production and distribution capacity on line in a timely manner, (2) improving its ability to forecast product demand and fulfill customer orders promptly, (3) improving customer service-oriented management information systems and (4) training, motivating and managing new employees.  The failure of any of the above could result in a material adverse effect on Blyth’s financial results.

•            Risk of Shortages of Raw Materials

Certain raw materials could be in short supply due to capacity, availability, a change in requirements, weather or other factors, including supply disruptions due to production or transportation delays.  Such shortages have not had and are not presently expected to have a material adverse effect on the Company’s operations.  While the price of crude oil is only one of several factors impacting the price of petroleum wax, it is possible that recent fluctuations in oil prices may have a material adverse affect on the cost of petroleum-based products used in the manufacture or transportation of Blyth’s products, particularly in the Direct Selling and Wholesale Home Fragrance business segments.

•            Dependence on Key Corporate Management Personnel

Blyth’s success depends in part on the contributions of key corporate management, including its Chairman and Chief Executive Officer, Robert B. Goergen.  The Company does not have employment contracts with any of its key corporate management personnel except Mr. Goergen, nor does it maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on the Company.

•            Risk of Increased Competition

As noted above under the heading “Competition,” Blyth’s business is highly competitive both in terms of pricing and new product introductions.  The worldwide market for home expressions products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by the Company.  Because there are relatively low barriers to entry in all of Blyth’s business segments, the Company may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to Blyth.  Competition includes companies selling candles manufactured at low cost outside of the United States.  Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

•            Risks Associated with Terrorist Attacks or Other Hostilities and the International Political Climate

Geopolitical conflict, including acts of war and terrorist attacks, have and may in the future affect the US and global economies and may increase other risk factors faced by the Company.

•            Risks Related to Information Technology Systems

Blyth’s information technology systems are dependent on global communications providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced significant system failures and outages in the past.  Blyth’s systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, the Company’s systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with Company systems.  The occurrence of these or other events could disrupt or damage Blyth’s information technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access the Company’s information systems.

(1)   Registered and sold outside the United States only.

Item 2.  Properties

The following table sets forth the location and approximate square footage of the Company’s major manufacturing and distribution facilities:

			Approximate Square Feet
Location	Use	Business Segment	Owned	Leased
Aalten, Netherlands	Distribution	Wholesale Home Fragrance	227,500	148,000
Arndell Park, Australia	Distribution	Direct Selling		10,000
Batavia, Illinois	Manufacturing and Research & Development	Direct Selling and Wholesale Home Fragrance	486,000
Caldas da Rainha, Portugal	Manufacturing and related distribution	Wholesale Home Fragrance	230,000
Cannon Falls, Minnesota	Distribution	Wholesale Creative Expressions		192,000
Carol Stream, Illinois	Distribution	Direct Selling		651,000
Clara City, Minnesota	Manufacturing and related distribution	Wholesale Creative Expressions	54,000	220,000
Colorado Springs, Colorado	Manufacturing and related distribution	Catalog & Internet	211,200
Cumbria, England(1)	Manufacturing and related distribution	Direct Selling and Wholesale Home Fragrance	206,200	70,000
Elkin, North Carolina	Manufacturing and related distribution	Wholesale Home Fragrance	690,000
Glinde, Germany	Manufacturing and related distribution	Wholesale Home Fragrance	172,000
Maynard, Minnesota	Manufacturing and related distribution	Wholesale Creative Expressions	54,000
Hyannis, Massachusetts(2)	Manufacturing	Direct Selling and Wholesale Home Fragrance	69,000
Memphis, Tennessee	Distribution	Wholesale Home Fragrance		462,000
Monterrey, Mexico	Distribution	Wholesale Home Fragrance		45,000
Ontario, Canada	Distribution	Direct Selling		25,000
Oshkosh, Wisconsin	Distribution	Catalog & Internet		375,000
Oskarshamm, Sweden	Manufacturing and related distribution	Wholesale Home Fragrance		123,000
Plymouth, Massachusetts	Distribution	Direct Selling	59,000
Texarkana, Texas	Manufacturing and related distribution	All Other	154,000	65,000
Tilburg, Netherlands	Distribution	Direct Selling	327,000
Tijuana, Mexico	Manufacturing	Wholesale Home Fragrance		200,800
Union City, Tennessee	Distribution	Wholesale Creative Expressions	360,000	60,000

The Company’s executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space).  Most of the Company’s properties are currently being utilized for their intended purpose except as discussed in the footnotes below.

(1)   Represents four separate facilities as follows: 60,200 square feet, 56,000 square feet and 70,000 square feet used by Colony Gifts Corporation Limited; 90,000 square feet used by CCW Manufacturing Limited.

(2)   This facility was closed on January 31, 2004.

Item 3.  Legal Proceedings

The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company’s management, existing litigation will not have a material adverse effect on the Company’s financial position or results of operations.

On June 2, 2003, the Company and its wholly-owned subsidiary, Endar Corp., on the one hand, and Ennio Racinelli, Darlene Racinelli and others, on the other hand, agreed in open court to settle and resolve all matters involving or in any way relating to the previously reported legal proceedings by and between them, by means of a written settlement and release agreement, without any payment by any party.  On August 25, 2003, the case was dismissed by the Riverside Superior Court.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2004 annual meeting of stockholders will be held on June 24, 2004.  No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 2004.

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH.  The price range for the Company’s Common Stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

	FISCAL 2003 (ENDED JANUARY 31, 2003)

HIGH

LOW

First Quarter	$30.15	$20.85
Second Quarter	$32.80	$25.83
Third Quarter	$30.34	$23.96
Fourth Quarter	$28.63	$23.91

	FISCAL 2004 (ENDED JANUARY 31, 2004)
	HIGH	LOW
First Quarter	$26.63	$23.46
Second Quarter	$30.38	$25.36
Third Quarter	$28.82	$25.95
Fourth Quarter	$33.65	$27.93

As of April 27, 2004, there were 1,983 registered holders of record of the Company’s Common Stock.

On March 31, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend in the amount of $0.17 per share of Common Stock payable in the second quarter of fiscal year 2005.  During fiscal years 2004 and 2003, the Company’s Board of Directors declared dividends as follows: $0.13 per share of Common Stock payable in the second quarter of fiscal year 2004; $0.15 per share of Common Stock payable in the fourth quarter of fiscal year 2004 and $0.11 per share of Common Stock payable in each of the second and fourth quarters of fiscal year 2003.

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the fourth quarter of the fiscal year ended January 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 November 1, 2003 - November 30, 2003	89,800	$29.55	4,345,100	1,654,900 shares
Month #2 December 1, 2003 - December 31, 2003	0	0	4,345,100	1,654,900 shares
Month #3 January 1, 2004 - January 31, 2004	0	0	4,345,100	1,654,900 shares
Total	89,800	$29.55	4,345,100	1,654,900 shares

_____________________________

(1)   On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company can repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program.

Item 6.

Selected Consolidated Financial Data

Set forth below are selected summary consolidated financial and operating data of the Company for fiscal years 2000 through 2004, which have been derived from the Company’s audited financial statements for those years except for the restatement of fiscal year 2003 described in Note 5 below and Note 2 to the Consolidated Financial Statements.  The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report to Shareholders on Form 10-K.

	Year ended January 31,
(In thousands, except per share and percent data)	2000	2001	2002	2003	2004
				Restated (5)
Statement of Earnings Data: (1)
Net sales (4)	$1,135,875	$1,178,813	$1,178,771	$1,288,583	$1,505,573
Gross profit (4)	572,006	596,101	577,005	640,302	723,675
Operating profit	164,001	145,244	120,490	155,517	153,077
Interest expense	12,104	15,876	17,237	14,664	17,443
Earnings before income taxes, minority interest and cumulative effect of accounting change (2)	150,390	130,690	108,289	142,557	136,893
Earnings before minority interest and cumulative effect of accounting change	92,847	80,715	68,006	89,525	86,516
Net earnings (3)	92,389	79,562	68,006	57,772	86,351
Basic net earnings per common share before cumulative effect of accounting change	$1.91	$1.69	$1.45	$1.94	$1.89
Cumulative effect of accounting change (3)	—	(0.02)	—	(0.69)	—
	$1.91	$1.67	$1.45	$1.25	$1.89
Diluted net earnings per common share before cumulative effect of accounting change	$1.89	$1.69	$1.44	$1.92	$1.88
Cumulative effect of accounting change	—	(0.02)	—	(0.68)	—
	$1.89	$1.66	$1.44	$1.24	$1.88
Cash dividends paid, per share	$—	$0.20	$0.20	$0.22	$0.28
Basic weighted average number of common shares outstanding	48,471	47,629	47,056	46,256	45,771
Diluted weighted average number of common shares outstanding	48,818	47,902	47,205	46,515	46,027
Operating Data:
Gross profit margin	50.4%	50.6%	48.9%	49.7%	48.1%
Operating profit margin	14.4%	12.3%	10.2%	12.1%	10.2%
Capital expenditures	$47,740	$25,322	$11,901	$14,322	$21,963
Depreciation and amortization	28,107	33,383	36,246	30,212	35,954
Balance Sheet Data:
Working capital	$191,257	$224,413	$285,771	$324,060	$400,540
Total assets	714,536	770,974	804,781	860,084	1,127,963
Total debt	196,222	199,968	191,701	176,493	293,886
Total stockholders’ equity	380,214	421,794	468,063	507,852	588,970

(1)       Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of the remaining 50% of Colony Gift Corporation Limited in May 1999, which was previously included as an equity investment, Midwest of Cannon Falls, Inc. acquired in April 2001, CBK, Ltd., LLC (now CBK Styles, Inc.) acquired in May 2002, Miles Kimball Company acquired in April 2003, Kaemingk B.V. acquired in June 2003 and Walter Drake acquired in December 2003, none of which had a material effect on the Company’s results of operations in the period during which they occurred, or thereafter.

(2)       Fiscal 2001 pre-tax earnings include restructuring and impairment charges of approximately $7.7 million related to realignment of the Company’s European operations and US consumer wholesale organization, decisions to exit certain product lines, and changes impacting its specialty retail business.  Fiscal 2001 pre-tax earnings also include approximately $9.0 million of unusual charges to cost of sales for adjustments to carrying values of inventory connected with these initiatives, as well as $2.3 million of unexpected bad debt expenses associated with certain customer bankruptcy filings.  Fiscal 2002 pre-tax earnings include restructuring and impairment charges of approximately $14.1 million related to closure of the Company’s 62nd Street Chicago facility, other rationalization of the North American consumer wholesale business and certain changes in the European sector.  Fiscal 2002 pre-tax earnings also include approximately $6.3 million and $5.0 million in unusual charges to cost of sales for inventory revaluations related to the US mass market and other marketplace conditions impacting realizable value of obsolete inventory. Fiscal 2003 pre-tax earnings include an impairment charge of $2.6 million as a result of putting Wax Lyrical into receivership. Fiscal 2004 pre-tax earnings include restructuring and impairment charges of $23.8 million related to manufacturing equipment impairment, closure of the Company’s Hyannis manufacturing facility, the discontinuance of the Canterbury® brand, and the closure of five of the Company’s candle outlet stores.

(3)       The Company recorded a one-time cumulative effect of accounting change in January 2001 to reflect the adoption of Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.”  The Company recorded a one-time cumulative effect of accounting change in February 2002 to reflect the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”  (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”).

(4)       The Company made reclassifications to previously reported net sales and gross profit information to reflect the adoption of Emerging Issues Task Force Issue No. 01-09.  (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”).

(5)       The Company has restated its fiscal 2003 financial statements to reflect an increase in the cumulative effect of accounting change  related to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”  See Note 2 to the Consolidated Financial Statements.

Item 7.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The financial and business analysis below provides information that we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations.  This financial and business analysis should be read in conjunction with our consolidated financial statements and accompanying notes to the consolidated financial statements set forth in Item 8. below.

OVERVIEW

For the past several years, we have reported financial information for two reporting segments, namely Candles & Home Fragrance and Creative Expressions.  We have reevaluated our operating segments pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and determined to report financial information with respect to five reporting segments, namely Direct Selling, Wholesale Home Fragrance, Wholesale Creative Expressions, Catalog & Internet and All Other.  This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS No. 142, “Goodwill and Other Intangible Assets,” retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date, thereafter.  These impairment reviews indicated the need to record a $27 million goodwill impairment specifically in our Wholesale Home Fragrance segment, which we have recorded as an increase in the cumulative effect of accounting change for the adoption of SFAS 142 as of February 1, 2002.  As a result, we have restated our 2003 financial statements as discussed in Note 2 to the Consolidated Financial Statements, and such restatement is reflected throughout the remainder of management’s discussion and analysis that is set forth below.

The Company’s fiscal year 2004 financial results were strong, despite the overall weakness in the home expressions industry in which we operate, and included record sales and strong cash flow and earnings.  We believe that the strength of our results is a reflection of the successful execution of our growth strategy and our ongoing efforts to ensure that our global supply chain is consistent with the needs of our marketplace.  As discussed more fully below, net sales for the fiscal year ended January 31, 2004 increased 17% to a record $1,506 million.  Operating profits were $153 million, after pre-tax restructuring and impairment charges of $24 million, and net earnings, net of the $15 million after-tax effect of such charges, were $86 million.  Cash flow from operations, at $173 million, was very strong again this year.

Towards fiscal year end, we announced a series of steps that continue the rationalization of our business model, primarily in our wholesale candle business, which began several years ago.  These steps reflect our response to rapid changes in the marketplace, as well as our determination that a hybrid supply chain strategy of both manufacturing and sourcing is more effective given these changes.  While healthy growth continues within our European businesses, growth in the home fragrance category has moderated in North America, and the ongoing and increasing pressures of international competition necessitate increased efficiency in our operations.  Moreover, Blyth has also realized significant productivity improvements in its manufacturing facilities in recent years.  The evaluation and rationalization of our infrastructure and evolution of our hybrid strategy is of strategic importance and is a major, continuing management focus.

During our fiscal 2004 fourth quarter, we disposed of and wrote off certain equipment in our primary North American manufacturing facilities in response to the above mentioned factors, as well as in response to a continued, consumer-driven product shift from candle forms such as pillars and tapers towards filled containers, votives and tealights.  We also recognized restructuring and impairment charges in the fourth quarter in connection with the consolidation of our Temecula, California potpourri operations, and the write down of certain other equipment and severance payments to employees.  In addition, we recognized an impairment related to our fiscal 1997 acquisition of the Canterbury® brand.

In July 2003, our candle manufacturing facility in Monterrey, Mexico was destroyed by fire.  After extensive review, we decided to focus our North American candle production in our two largest state-of-the-art US facilities and not rebuild in Monterrey.  This review also led to the decision to close our Hyannis, Massachusetts plant, Blyth’s smallest manufacturing facility, which was located in a congested downtown Cape Cod area that hampered the transportation of raw materials and finished goods.  Most of the charges associated with the Hyannis closure were recorded in the Direct Selling segment.  The costs associated with the fire were recorded in the Wholesale Home Fragrance segment and are expected to be recouped through insurance.

We believe that all of these steps have positioned Blyth to compete more effectively in the changing worldwide marketplace, and we will continue to evaluate our business model as markets evolve.

We invested $22 million in capital projects in fiscal year 2004 and an additional $149 million in cash for the acquisitions of Miles Kimball, Kaemingk and Walter Drake.  Annualized net sales of our fiscal 2004 acquisitions are approximately $290 million.  We ended the year with $230 million of cash and cash equivalents on our balance sheet.

Building on our healthy financial condition and strong balance sheet, we took advantage of historically low interest rates this year by issuing $100 million of 10-year senior notes in October.  The proceeds will be used for any or all of internal reinvestment in our businesses, the funding of strategic acquisitions, the repayment of certain short-term debt, dividend payments and share repurchases.

SEGMENTS

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  Within this category, the Company reports its financial results in five segments - the Direct Selling segment, the Wholesale Home Fragrance segment, the Wholesale Creative Expressions segment, the Catalog & Internet segment, and the All Other segment.  Miles Kimball Company (“Miles Kimball”), acquired in April 2003 and Walter Drake, acquired in December 2003, are included in the Catalog & Internet segment.  Kaemingk B.V. (“Kaemingk”), acquired in June 2003, is included in the Wholesale Home Fragrance segment.  Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment.  The Company has reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined to report financial information with respect to five reporting segments in fiscal 2004 and four in fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to the acquisitions that were consummated in fiscal 2004).  The Company’s financial statement footnotes have been restated to reflect the revised segments.  In addition, due to the change in the Company’s reportable segments and the resulting change in reporting units under SFAS 142, the Company has restated its fiscal 2003 financial statements to reflect the recording of a  $27.2 million goodwill impairment charge related to the Wholesale Home Fragrance segment as of the February 1, 2002 adoption date of SFAS 142.  The Company’s reportable and operating segments are based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. The Company has operations outside of the United States and sells products in the Direct Selling and Wholesale Home Fragrance segments worldwide.  The majority of sales in the Wholesale Creative Expressions, Catalog & Internet and the All Other segments, are domestically based.

Within the Direct Selling segment, the Company designs, manufactures or sources and markets an extensive line of products including candle accessories, scented candles, fragranced bath gels and body lotions and other fragranced products.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of more than 56,000 independent sales consultants.

Within the Wholesale Home Fragrance segment, the Company designs, manufactures or sources and markets an extensive line of products including candle accessories, scented candles, potpourri and other fragranced products.  In addition, in Europe, the Company designs and markets seasonal decorations to independent and specialty retailers.  Products in this segment are sold worldwide to retailers in the premium and specialty wholesale channels under the Ambria®, Carolina®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Kaemingk®(1), Kate’s™ and Liljeholmens® brands and in the mass retail channel under the Ambria®, FilterMate®, Florasense® and Gies®(1) brands.

Within the Wholesale Creative Expressions segment, the Company designs, sources and markets a broad range of home décor products under the CBK® brand, seasonal decorations under the Holiday365™, JMC Impact™ and Seasons of Cannon Falls™ brands, and until Jeanmarie was sold in April 2004, decorative gift bags under the Jeanmarie® brand. These products are sold primarily in North America.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts under the Exposures®, Miles Kimball® and Walter Drake® brands.  These products are sold primarily in North America.

Within the All Other segment,  the Company designs, manufactures or sources and markets a variety of chafing fuel, candles and tabletop lighting products to the Away From Home or foodservice trade under the brand names Ambria®, HandyFuel® and Sterno®.  These products are sold primarily in North America.

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase of certain items included in the Company’s consolidated statements of earnings:

				Percentage Increase (Decrease) from Prior Period
	Percentage of Net Sales			Fiscal 2003	Fiscal 2004
	Years Ended January 31			Compared	Compared
		Restated		to Fiscal	to Fiscal
	2002	2003	2004	2002	2003
Net sales	100.0	100.0	100.0	9.3	16.8
Cost of goods sold	51.1	50.3	51.9	7.7	20.6
Gross profit	48.9	49.7	48.1	11.0	13.0
Selling	28.4	28.2	27.7	8.7	14.8
Administrative	8.7	9.2	8.6	14.9	9.0
Operating profit	10.2	12.1	10.2	29.1	(1.6)
Net earnings	5.8	4.5	5.7	(15.0)	49.5

Fiscal 2004 Compared to Fiscal 2003

Net sales increased $217.0 million, or 17%, from $1,288.6 million in fiscal 2003 to $1,505.6 million in fiscal 2004.  Approximately 16 percentage points of the 17% increase in net sales is attributable to the positive sales impact of Miles Kimball, which Blyth acquired in April 2003, Kaemingk, which was acquired in June 2003, Walter Drake acquired in December 2003, and the positive impact of approximately twelve weeks of acquisition-related sales growth of CBK Styles, Inc., which Blyth acquired in May 2002.  The loss of sales from Wax Lyrical, which was closed in December 2002, had a negative impact on sales equal to approximately one percentage point.  The relative strength of foreign currencies versus the US dollar had a positive impact on fiscal 2004 sales growth equal to approximately 4 percentage points.  Management believes that a relatively weak holiday sales season in calendar 2002, geopolitical events including SARS and the outbreak of war in Iraq resulted in very cautious buying patterns by retailers, which negatively impacted Blyth’s sales throughout fiscal 2004.

(1)   Colonial, Gies and Kaemingk trademarks are registered and sold only outside the United States.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment, represented by our PartyLite direct selling unit for candles, home fragrance products and related accessories, increased $47.1 million, or 7%, from $717.4 million in fiscal 2003 to $764.5 million in fiscal 2004.  The relative strength of foreign currencies versus the US dollar had a positive impact on sales in the direct selling segment equal to approximately 5 percentage points.  In PartyLite’s European markets, fiscal 2004 sales increased approximately 33%.  In local currencies, PartyLite’s European sales were 11% above the prior year, driven by sales growth in the developing markets of Austria, Switzerland, France and Finland.  In North America, PartyLite’s US sales were approximately equal to the prior year, while PartyLite Canada reported a 3% increase versus the prior year.  In local currency, PartyLite Canada’s sales declined 10% from the prior year.  We believe that PartyLite’s sales in the US and Canada were negatively impacted by cautious consumer spending resulting from economic and geopolitical concerns.

Management has expected and continues to expect that growth trends within PartyLite’s major markets will vary considerably over the long term.  In the more penetrated US and Canadian markets, low to mid-single digit growth is expected.  Within Europe, established countries such as Germany and the UK may experience single-digit growth, whereas newer markets typically experience double-digit or strong double-digit growth.

Net sales in the Direct Selling segment represented approximately 51% of total Blyth sales in fiscal 2004 compared to 56% in fiscal 2003.

Net Sales - Wholesale Home Fragrance Segment

Net sales in the Wholesale Home Fragrance segment increased $63.3 million, or 20%, from $310.2 million in fiscal 2003 to $373.5 million in fiscal 2004.  The primary cause of this increase was the acquisition of Kaemingk in June 2003, which had a positive effect of 23 percentage points.  The loss of sales of Wax Lyrical, which was closed in December 2002, had a negative impact on sales of approximately 5 percentage points.  The strengthening of foreign currency exchange rates versus the US dollar had a positive effect of 7 percentage points.  Net sales in the Wholesale Home Fragrance segment represented approximately 25% of total Blyth sales in fiscal 2004 compared to 24% in fiscal 2003.

In Europe, the Wholesale Home Fragrance segment experienced a sales increase of approximately 55% in fiscal 2004 versus fiscal 2003.  The acquisition of Kaemingk had a positive effect on sales of approximately 50 percentage points, and the closure of Wax Lyrical had a negative impact of approximately 11 percentage points on sales.  The strengthening of foreign currency exchange rates versus the US dollar had a positive effect of approximately 15 percentage points.  We believe that the increase in sales from pre-existing businesses was partially attributable to improved sales management programs in the European mass channel the effect of which was offset by a decline in the European premium channel, in which a consolidating retailer base was cautious in ordering inventory due to economic and geopolitical concerns.

In North America, the Wholesale Home Fragrance segment experienced a sales decline of 9% versus the prior year. This was principally due to decreased sales in the mass channel as management declined to participate this year in certain holiday programs that had unacceptable profit margins.  The growth of competitive direct import products also had a negative impact on this segment’s North American mass channel sales.  Segment sales in the premium channel in fiscal 2004 were slightly below the prior year, partly due to management’s decision to discontinue certain product lines in favor of a streamlined brand and SKU portfolio more appropriate to current channel and customer sales trends, as well as from retailer economic cautiousness.  In fiscal 2004, management focused its efforts on marketing the premium Colonial Candle of Cape Cod® brand, and sales of that brand showed positive results versus the prior year.

Net Sales - Wholesale Creative Expressions Segment

Net sales in the Wholesale Creative Expressions segment were flat at approximately $204.0 million in both fiscal 2003 and fiscal 2004.  The acquisition of CBK in May 2002 had a positive impact on sales equal to 10%.  Sales in both the premium and mass channels were impacted by delayed and reduced ordering by retailers following a relatively weak holiday sales period in calendar year 2002.  Net sales in the Wholesale Creative Expressions segment accounted for approximately 14% of Blyth’s total net sales in fiscal 2004 compared to 16% in fiscal 2003.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment were $110.7 million in fiscal 2004 due entirely to the acquisitions of Miles Kimball and Walter Drake.  Blyth sought to enter this distribution channel for several years, as it was the primary strategic channel in which we did not yet have a sales presence.  With the initial acquisition of Miles Kimball and the addition of Walter Drake, the operations of which are being integrated into those of Miles Kimball, Blyth is now operating in all of its desired channels and we believe we can now reach consumers however they choose to shop.

Net sales in the Catalog & Internet segment were modestly below our pre-acquisition assumptions due in part to a delayed pre-holiday catalog drop date, the revamping of Miles Kimball’s Exposures® brand and product line and a lower than expected response rate to new targeted customer lists.  Net sales in the Catalog & Internet segment accounted for approximately 7% of Blyth’s total net sales in fiscal 2004 compared to 0% in fiscal 2003.

Net Sales - All Other Segment

Net sales in the All Other segment, which is comprised of sales of foodservice products in the Away From Home channel, were $52.9 million in fiscal 2004 a decrease of $4.1 million or 7%, when compared to $57.0 million in fiscal 2003.  This was consistent with overall sluggishness experienced in the US travel and hospitality market during fiscal year 2004, as well as additional competition from imported products.  Net sales in the All Other segment accounted for approximately 4% of Blyth’s total net sales in both fiscal 2004 and fiscal 2003.

Blyth’s consolidated gross profit increased $83.4 million, or 13%, from $640.3 million in fiscal 2003 to $723.7 million in fiscal 2004.  The gross profit margin, however, declined from 49.7% in fiscal 2003 to 48.1% in fiscal 2004 principally due to the addition of Kaemingk, which has a lower gross margin than Blyth’s overall company average, as well as the sales mix among and within Blyth’s various businesses.

Blyth’s consolidated selling expense increased $54.0 million, or 15%, from $363.8 million in fiscal 2003 to $417.8 million in fiscal 2004.  Most of the increase in selling expense is a result of the expenses relating to the previously discussed acquisitions.  Selling expense as a percentage of net sales decreased from 28.2% in fiscal 2003 to 27.7% in fiscal 2004.  This decrease in selling expense, as a percentage of net sales, was primarily a result of the impact of the business models of recently acquired companies, which have lower selling expenses than the overall Company average.

Blyth’s consolidated administrative expenses increased $10.7 million, or 9%, from $118.3 million in fiscal 2003 to $129.0 million in fiscal 2004.  Most of such increase in administrative expenses relates to administrative expenses incurred in connection with acquisitions made in fiscal 2004.  As a percentage of net sales, administrative expenses decreased from 9.2% in fiscal 2003 to 8.6% in fiscal 2004, which decrease is due to the fact that the Company’s corporate resources have grown at a significantly lower rate than have the Company’s sales which have grown with acquisitions.

In fiscal 2004, the Company recorded pre-tax restructuring and impairment charges of approximately $23.8 million. Of the $23.8 million charge, $6.7 million related to the Direct Selling segment and the closure of the Company’s Hyannis, Massachusetts candle manufacturing facility, $16.7 million related to the Wholesale Home Fragrance segment and $0.4 million related to the Wholesale Creative Expressions segment.  The total charge of $23.8 million was reported as a component of operating expenses, which reduced operating profit margin by 1.6 percentage points, compared to a pre-tax charge of $2.6 million recorded in fiscal 2003 related to placing Wax Lyrical into administrative receivership, which reduced operating profit margin by 0.2 percentage points (See Note 5 to the Consolidated Financial Statements).

Blyth’s consolidated operating profit declined $2.4 million from $155.5 in fiscal 2003 to $153.1 million in fiscal 2004 principally due to fiscal 2004 restructuring and impairment charges of $23.8 million.  Restructuring and impairment charges of $2.6 million were recorded in fiscal 2003.

Operating Profit/Loss - Direct Selling Segment

Operating profit in the Direct Selling segment decreased $7.4 million, or 5%, from $149.7 million in fiscal 2003 to $142.3 million in fiscal 2004.  The pre-tax restructuring and impairment charges of $6.7 million in fiscal 2004 negatively impacted operating profit in this segment.  Additional promotional and sales incentive expenses, as well as higher shipping costs, also negatively impacted this segment’s operating profit.  Operating profit in the Direct Selling segment represented approximately 92% of total Company operating profit in fiscal 2004 compared to 96% in fiscal 2003.

Operating Profit/Loss - Wholesale Home Fragrance Segment

Operating loss in the Wholesale Home Fragrance segment improved from a loss of $24.9 million in fiscal 2003 to a loss of $10.7 million in fiscal 2004.  Pre-tax restructuring and impairment charges of $16.7 million in fiscal year 2004 versus $2.6 million in fiscal 2003 negatively impacted this segment’s operating results.  Of the total segment charges in fiscal 2004, $7.9 million (pre-tax) related to the write down of certain candle manufacturing equipment due to significant productivity increases in recent years, as well as a product shift from candle forms such as pillars and tapers towards filled containers, votives and tealights.  The moderation of growth in the home fragrance category has also resulted in industry-wide excess capacity and thus impacted the carrying value of certain equipment.  Of the total segment charges, $4.6 million (pre-tax) related primarily to severance and personnel costs associated with the North American restructuring in this segment, including the consolidation of our Temecula, California potpourri operations and the closure of five candle outlet stores.  Of the total segment charges, $4.2 million related to the discontinuation of the Canterbury® brand, one of several consumer wholesale brands acquired over the past decade.  The Company is focusing its sales and marketing resources on fewer brands.  In addition, fiscal 2004 operating profit was negatively impacted by $1.9 million of expenses related to the fire that destroyed our candle factory in Monterrey, Mexico.  Management expects to recoup these expenses through insurance in fiscal 2005.

Operating Profit/Loss - Wholesale Creative Expressions Segment

Operating profit in the Wholesale Creative Expressions segment decreased 34% from $26.0 million in fiscal 2003 to $17.2 million in fiscal 2004.  The pre-tax restructuring and impairment charges of $0.4 million in fiscal 2004 negatively impacted operating profit in this segment.  Moreover, sales volume shortfalls resulting from significant retailer caution throughout 2004 translated into operating profit shortfalls.  These factors were partially offset by the full year effect of CBK, which was acquired in May 2002, which had a positive impact on operating profit.  Operating profit in the Wholesale Creative Expressions segment represented approximately 11% of total Company operating profit in fiscal 2004 compared to 17% in fiscal 2003.

Operating Profit/Loss - Catalog & Internet Segment

Operating profit in the Catalog & Internet segment was $5.2 million in 2004 due entirely to the fiscal 2004 acquisitions of Miles Kimball and Walter Drake.   Operating profit in the Catalog & Internet segment represented approximately 3% of total Company operating profit in fiscal 2004.

Operating Profit/Loss - All Other Segment

Operating profit in the All Other segment declined from a profit of $4.7 million in fiscal 2003 to a loss of $0.9 million in fiscal 2004.  Sales volume shortfalls resulting from overall industry sluggishness and a resulting decrease in factory overhead absorption were responsible for most of the decline in this segment’s operating profit.  Increased direct import competition also had a negative impact on this segment’s operating profit.  The All Other segment represented 0% of total Company operating profit in fiscal 2004 compared to 3% in fiscal 2003.

Interest expense increased $2.7 million, or 18%, from $14.7 million in fiscal 2003 to $17.4 million in fiscal 2004, mostly due to higher interest costs related to the $100 million of 5.5% Senior Notes issued in October 2003.  In addition, interest expense was impacted by the additions of Miles Kimball and Kaemingk.

Interest income and other decreased $0.4 million, from $1.7 million in fiscal 2003 to $1.3 million in fiscal 2004.  This decrease was primarily due to lower interest rates on short-term investments, as well as foreign currency charges.

Income tax expense decreased $2.6 million, or 5%, from $53.0 million in fiscal 2003 to $50.4 million in fiscal 2004.  The decrease in income tax expense is attributable to the decrease in pre-tax earnings as a result of the restructuring and impairment charges previously discussed.  The effective income tax rate was 36.8% for fiscal 2004 compared to 37.2% in fiscal 2003.  This decease in tax rate is a result of a larger amount of income being generated in jurisdictions with lower tax rates.

As a result of the foregoing, net earnings increased $28.6 million, or 49.5%, from $57.8 million in fiscal 2003 to $86.4 million in fiscal 2004.  Net earnings before the cumulative effect of change in accounting principle decreased $3.1 million, or 3%, from $89.5 million in fiscal 2003 to $86.4 million in fiscal 2004.  In the first quarter of fiscal 2003, the Company recorded an after-tax impairment charge of $4.5 million to reduce the carrying value of the goodwill related to the acquisition of the Sterno® brand in 1997.  The impairment of the Sterno Group’s goodwill was recorded as a cumulative effect of change in accounting principle.  In addition, due to the change in the Company’s reportable segments and the resulting change in reporting units under SFAS 142, the Company has restated its fiscal 2003 financial statements to reflect the recording of an additional $27.2 million goodwill impairment charge related to the Wholesale Home Fragrance segment as of the February 1, 2002 adoption date of SFAS 142.  This impairment reduced the carrying value of the goodwill related to the 1999 acquisition of the Gies Group by $20.9 million and reduced the carrying value of the goodwill related to the 1999 acquisition of the Colony Group by $6.3 million.  These impairment charges reduced the goodwill in the Wholesale Home Fragrance segment to zero at February 1, 2002.  The impairments of the Gies Group and Colony Group goodwill, which were not deductible for tax purposes, are now also recorded as a cumulative effect of change in accounting principle.

Basic earnings per share were $1.89 for fiscal 2004 compared to $1.25 for the same period the prior year.  The previously discussed restructuring and impairment charges in fiscal 2004 and 2003 and the cumulative effect of change in accounting principle in fiscal 2003 reduced earnings per share by approximately $0.31 in fiscal 2004 and $0.74 in fiscal 2003. Diluted earnings per share, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.88 for fiscal 2004 compared to $1.24 for the same period the prior year.

Fiscal 2003 Compared to Fiscal 2002

Net sales increased $109.8 million, or 9.3%, from $1,178.8 million in fiscal 2002 to $1,288.6 million in fiscal 2003. The positive sales impact of CBK, Ltd., LLC, which Blyth acquired in May 2002 (“CBK”), and the positive impact of approximately ten weeks of acquisition-related sales growth of Midwest of Cannon Falls, Inc., which Blyth acquired in April 2001 (“Midwest”), fiscal year 2003 accounted for approximately 5.9 percentage points of the increase.  We believe that several key factors affected fiscal year 2003 sales.  First, sales of our PartyLite direct selling business were positively impacted by the introduction of strong new products and redesigned catalogs, as well as improved training and recruiting materials and growth of PartyLite’s total active independent consultant base.  Second, the continued economic sluggishness, which has impacted North America and Europe in particular, has resulted in continued caution by independent, specialty and mass retailers in increasing inventory commitments.  Geopolitical concerns exacerbated this trend and impacted consumer spending in the fourth quarter, which is the Company’s largest quarter for sales and profits.  Third, the relative strength of European currencies versus the US dollar had a positive impact on fiscal 2003 sales growth equal to one full percentage point.  Finally, the Sterno Group, Blyth’s Away From Home business serving the foodservice industry, experienced significant recovery from the negative effects of the slowdown in the travel and hospitality industries following the tragic events of September 11, 2001.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment increased $51.4 million, or 8%, from $666.0 million in fiscal 2002 to $717.4 million in fiscal 2003.  PartyLite, our direct selling unit, experienced a sales increase in North America of approximately 4% in fiscal 2003 compared to the prior year, while sales in PartyLite’s European markets increased approximately 24% in fiscal 2003 compared to the prior year.  We believe that PartyLite’s growth was fueled by the introduction of strong new products and redesigned catalogs, as well as improved training and recruiting materials, which we believe improved the rate of attraction and retention of new independent sales consultants versus the prior year.  We also believe that sales growth was tempered somewhat by a slowdown in consumer spending resulting from economic and geopolitical concerns, particularly in the fourth quarter, which is PartyLite’s largest quarter for sales.  Net sales in the Direct Selling segment represented 56% of total sales in fiscal 2003 compared to 57% in fiscal 2002.

Net Sales - Wholesale Home Fragrance Segment

The Wholesale Home Fragrance segment experienced a total sales decline of $12.1 million, or 4%, from $322.3 million in fiscal 2002 to $310.2 million in fiscal 2003.  In the North American channels of distribution, sales declined 6% versus prior year. While we believe that overall weak economic conditions negatively impacted this segment’s North American sales, we believe that some of the fiscal 2003 sales decline was related to relatively weak new product introductions and execution in the premium channel.  Mass channel customer bankruptcies and the absence of sales to certain mass channel customers due to bankruptcy filings last year also negatively impacted this segment’s North American sales.  Also, during fiscal year 2003, the North American premium and mass channel businesses were integrated, and new management represented four of the five most senior positions.  While we believe the long-term benefits of this integration will be positive, the disruption to the business during the integration period was notable. Net sales in the Wholesale Home Fragrance segment represented approximately 24% of total Blyth sales in fiscal 2003 compared to 27% in fiscal 2002.

In the European channels of distribution sales increased approximately 4% in fiscal 2003 versus fiscal 2002.  The European premium and mass channels both reported sales increases versus the prior year, partially offset by a decline of sales in the Wax Lyrical retail channel.   The strength of European currencies versus the US dollar had a favorable impact of approximately 5% on reported results.  In local currencies, sales of the premium channel consumer wholesale business increased modestly versus the prior year, with strong new product introductions being well received by retailers.  The Colonial at HOME® brand, introduced in Europe at the end of fiscal year 2002, was well received in its first full year of sales, and distribution was expanded beyond the UK market.  Sales in local currency for the mass channel consumer wholesale business were flat versus the prior year.  Germany was the largest market for this segment’s European mass channel business, and sales results were indicative of the significant economic challenges facing that country.  The introduction of new fragranced products continued to result in positive sales growth in the mass channel in fiscal 2003, but sales of fragranced products still accounted for less than 16% of total European mass channel sales.

In December 2002, following the end of the 2002 holiday season, the Company placed its UK-based specialty retail chain Wax Lyrical Limited (“Wax Lyrical”) into administrative receivership.  Wax Lyrical had 35 retail stores and annualized net sales of approximately $16 million.  The Company made its initial investment in Wax Lyrical in 1998, acquired majority interest in February 2000 and owned nearly all of its outstanding shares.  During that time, Wax Lyrical had been unable to achieve sustained profitability, generating operating losses of approximately $2 - 3 million annually, largely due to the fact that distribution of candles and related accessories had become increasingly more mainstream in the UK, with major retail chains and specialty retailers offering a wide variety of competitive products.  We recorded an after-tax impairment charge of approximately $2.1 million in the fourth quarter of fiscal year 2003 related to placing Wax Lyrical into administrative receivership.  Net sales in the Wholesale Home Fragrance segment represented approximately 24% of total Blyth sales in fiscal 2003 compared to 27% in fiscal 2002.

Net Sales - Wholesale Creative Expressions Segment

Net sales in the Wholesale Creative Expressions segment increased $68.0 million, or 50.0%, from $136.0 million in fiscal 2002 to $204.0 million in fiscal 2003.  This increase was primarily due to the inclusion of sales from CBK, which was acquired in May 2002. Sales of CBK and the acquisition-related growth from Midwest, which was acquired in April 2001, accounted for most of the increase in segment sales in fiscal year 2003 as premium channel sales growth at Midwest was offset by declines in JMC Impact, Inc.’s (“JMC Impact”) mass channel sales.  We believe that JMC Impact’s sales decline was due in large part to business lost due to customer bankruptcies and retailer consolidation, as well as to increased import competition in this channel.  Net sales in the Wholesale Creative Expressions segment accounted for approximately 16% of Blyth’s total net sales in fiscal 2003 compared to 12% in fiscal 2002.

Net Sales - All Other Segment

Sales of foodservice products in the All Other segment, increased approximately 5% in fiscal 2003 compared to fiscal 2002.  This business unit experienced a strong recovery after the sharp sales decline that accompanied the downturn in the travel and hospitality industries that followed the September 11, 2001 tragedy.  Net sales in the All Other segment represented approximately 4% of total Blyth sales in fiscal 2003 compared to 5% in fiscal 2002.

Gross profit increased $63.3 million, or 11.0%, from $577.0 million in fiscal 2002 to $640.3 million in fiscal 2003. Gross profit margin increased from 48.9% for fiscal 2002 to 49.7% for fiscal 2003.  The key factors that we believe positively impacted the gross profit margin were a shift in sales mix among our business units and a decrease versus the prior year in sales of obsolete inventory.  Partially offsetting these positive margin impacts was the effect of margin compression experienced in the North American mass channel of both the Wholesale Home Fragrance and Wholesale Creative Expressions segments, as well as the European consumer wholesale mass channel, which impacted the Wholesale Home Fragrance segment.

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

Administrative expenses increased $15.3 million, or 14.9%, from $103.0 million in fiscal 2002 to $118.3 million in fiscal 2003.  Approximately 5.1 percentage points of this increase was attributable to the administrative expenses of CBK, acquired in May 2002 while the Company’s continued investment in research and development and technology also played a role.  In fiscal year 2002, administrative expenses were lower as the senior management of Blyth and many of the Company’s business unit managers did not receive bonuses.

The Company recorded a pre-tax impairment charge of approximately $2.6 million, as a result of putting Wax Lyrical into administrative receivership, reported as a component of operating expenses in fiscal 2003, which reduced the operating profit margin by 0.2%, compared to charges of $14.1 million recorded in fiscal 2002, which reduced operating profit margin by 1.2%.

There was no goodwill amortization recorded in fiscal 2003 compared to $4.7 million in fiscal 2002.  This decrease was a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, which calls for among other things the cessation of goodwill amortization (See Note 1 to the Consolidated Financial Statements).

Operating Profit/(Loss) - Direct Selling Segment

Operating profit in the Direct Selling segment increased $10.6 million, or 7.6%, from $139.1 million in fiscal 2002 to $149.7 million in fiscal 2003.  The increase in operating profit was due to the same factors that affected net sales.  Operating profit in the Direct Selling segment represented approximately 96% of total Company operating profit in fiscal 2003 compared to 115% in fiscal 2002.

Operating Profit/(Loss) - Wholesale Home Fragrance Segment

The Wholesale Home Fragrance segment experienced an approximately $10.2 million smaller operating loss, from a $35.1 million loss in fiscal 2002 to a $24.9 million operating loss in fiscal 2003.  This improvement was due to substantially fewer restructuring and impairment charges in fiscal 2003 versus fiscal 2002.  Specifically, operating profit in this segment was impacted by the $2.6 million pre-tax impairment charge recorded as a result of putting Wax Lyrical into administrative receivership in fiscal 2003 compared to $12.6 million of fiscal 2002 restructuring and impairment charges.

Operating Profit/(Loss) - Wholesale Creative Expressions Segment

Operating profit in the Wholesale Creative Expressions segment increased $10.3 million, or 65.6%, from $15.7 million in fiscal 2002 to $26.0 million in fiscal 2003.  Operating profit in the Wholesale Creative Expressions segment represented approximately 17% of total Company operating profit in fiscal 2003 compared to 13% in fiscal 2002.  The key factor affecting operating profit in this segment was the acquisition of CBK in May 2002.  Additional factors included organic growth experienced in the premium consumer wholesale channel of this segment, which was offset by declines in the mass consumer wholesale channel of this segment, as well as overall economic weakness in the US wholesale marketplace.

Operating Profit/(Loss) - All Other Segment

Operating profit in the All Other segment increased $3.9 million from $0.8 million in fiscal 2002 to $4.7 million in fiscal 2003.  The increase in operating profit was due to the same factors that affected net sales.  Operating profit in the All Other segment represented approximately 3% of total Company operating profit in fiscal 2003 compared to less than 1% in fiscal 2002.

Interest expense decreased $2.5 million, or 14.5%, from $17.2 million in fiscal 2002 to $14.7 million in fiscal 2003. The lower interest expense was primarily a result of an interest rate swap entered into in March 2002, which accounted for approximately $1.4 million of such decrease and a lower level of borrowings during fiscal 2003.

Interest income and other decreased $3.3 million, from $5.0 million in fiscal 2002 to $1.7 million in fiscal 2003.  This decrease was primarily due to gains on sales of long-term investments of $3.8 million that occurred in fiscal 2002.

Income tax expense increased $12.7 million, or 31.5%, from $40.3 million in fiscal 2002 to $53.0 million in fiscal 2003.  The increase in income tax expense was attributable to the increase in pre-tax earnings.  The effective income tax rate was 37.2% for fiscal 2003, the same as fiscal 2002.

As a result of the foregoing, net earnings before the cumulative effect of change in accounting principle increased $21.5 million, or 31.6%, from $68.0 million in fiscal 2002 to $89.5 million in fiscal 2003.  In the first quarter of fiscal 2003 the Company recorded an after tax impairment charge of $4.5 million to reduce the carrying value of the goodwill related to the acquisition of the Sterno® brand in 1997.  The impairment of the Sterno Group’s goodwill was recorded as a cumulative effect of change in accounting principle.   In addition, due to the change in the Company’s reportable segments and the resulting change in reporting units under SFAS 142, the Company has restated its fiscal 2003 financial statements to reflect the recording of an additional goodwill impairment charge of $27.2 million related to the Wholesale Home Fragrance segment as of the February 1, 2002 adoption date of SFAS 142.  This impairment reduced the carrying value of the goodwill related to the 1999 acquisition of the Gies Group by $20.9 million and reduced the carrying value of the goodwill related to the 1999 acquisition of the Colony Group by $6.3 million.  These impairment charges reduced the goodwill in the Wholesale Home Fragrance segment to zero at February 1, 2002.  The impairments of the Gies Group and Colony Group goodwill, which were not deductible for tax purposes, are now also recorded as a cumulative effect of change in accounting principle.  Net earnings after the cumulative effect of change in accounting principle decreased $10.2 million, or 15%, from $68.0 million in fiscal 2002 to $57.8 million in fiscal 2003.

Basic earnings per share based upon the weighted average number of shares outstanding were $1.25 for fiscal 2003 compared to $1.45 for the same period the prior year.  Diluted earnings per share, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.24 for fiscal 2003 compared to $1.44 for the same period the prior year.

Seasonality

Approximately 39% of the Company’s net sales occurred in the first and second fiscal quarters of 2004 down from 42% in fiscal 2003, with the larger balance experienced in the third and fourth fiscal quarters, generally due to consumer buying patterns. The increase in the percentage of shipments in the second half of the fiscal year is primarily due to the timing of the acquisitions made during fiscal 2004 and the seasonality of the newly acquired businesses.  The Company’s net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for the Company’s products.

Liquidity and Capital Resources

Cash and cash equivalents increased  $61.1 million, or 36% from $168.6 million at January 31, 2003 to $229.7 million at January 31, 2004 primarily due to increased earnings before non-cash restructuring and impairment charges, proceeds from debt issuance, reduced inventory levels and increased accounts payable and accrued expenses.   Inventory increased $20.7 million from $187.9 million at January 31, 2003 to $208.6 million at January 31, 2004.  All of such increase in inventory related to the inventory of acquired businesses, while the inventory of the Company relating to existing businesses at January 31, 2004 decreased by $4.8 million.  This decrease in inventory is due to a company-wide focus on inventory control and reduction.  Accounts receivable increased $21.6 million from $82.9 million at the end of fiscal 2003 to $104.5 million at the end of fiscal 2004.  Approximately $15.9 million of such increase relates to the accounts receivable from acquired businesses.  Accounts receivable for existing businesses increased approximately $5.7 million primarily due to the increased sales in our European mass channel in the fourth quarter of fiscal 2004.  The overall level of accounts receivable at January 31, 2004 was consistent with the Company’s historical pattern whereby accounts receivable are at or near the low point of the fiscal year due to the high level of seasonal sales and accounts receivable with dating terms that become due in the fourth fiscal quarter.  Accounts payable and accrued expenses increased $36.3 million from $139.5 million at the end of fiscal 2003 to $175.8 million at the end of fiscal 2004. Approximately $19 million of such increase related to accounts payable and accrued expenses for fiscal 2004 acquired businesses.  The increase is also due to higher interest accruals due to increased debt, accrued severance costs and accrued selling costs related to higher sales and earnings in the fourth quarter.

Capital expenditures for property, plant and equipment were approximately $22.0 million in fiscal 2004 up from $14.3 million in fiscal 2003.  This increase is primarily due to spending for information technology and upgrades to machinery and equipment in existing facilities. The Company anticipates total capital spending of approximately $25 million for fiscal 2005, which will be used primarily for upgrades to machinery and equipment in existing manufacturing and distribution facilities, information technology and research and development related equipment.

The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate.  Our recent growth has been primarily acquisition related and in the future acquisitions may continue to contribute more to the Company’s overall sales growth rate than historically.  We expect our future growth in the Direct Selling and the Wholesale Home Fragrance segments, to be primarily organic, with the possibility of selective acquisitions.  In the Wholesale Creative Expressions, Catalog & Internet and All Other segments a significant portion of future growth may come through acquisitions.  We continue to pursue strategic acquisitions primarily in the following areas: home décor products, seasonal decorative accessories, and Foodservice products.  The Company acquired the Miles Kimball Company, Kaemingk B.V. and Walter Drake during fiscal 2004 as further described in Note 4 to the Consolidated Financial Statements, “Business Acquisitions.”

The Company has a $200 million unsecured revolving credit facility, which matures on August 5, 2005 (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for general corporate purposes, which includes funding for strategic acquisitions and seasonal working capital needs.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios including, among others, a minimum level of net worth and a maximum level of leverage.  The Credit Facility also imposes limitations on, among other things, certain payments, the imposition of liens on our assets, indebtedness that may be incurred by our subsidiaries, investments we may make and sales of our assets.  At January 31, 2004, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate (4.0% at January 31, 2004) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  On January 31, 2004, $3.2 million letters of credit were outstanding under the Credit Facility.

As of January 31, 2004, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2004.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at January 31, 2004.

At January 31, 2004, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At January 31, 2004, approximately $0.1 million of letters of credit were outstanding under this credit line.

As of December 31, 2003, The Gies Group (“Gies”) had available lines of credit of approximately $44.3 million of which approximately $3.3 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.1% at December 31, 2003.  The lines of credit are renewed annually.

As of December 31, 2003, Kaemingk had available lines of credit of approximately $34.6 million with ING Bank N.V.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At December 31, 2003, approximately $2.2 million was outstanding at a weighted average interest rate of 2.75%.

Colony Gift Corporation Limited (“Colony”) has a $21.4 million short-term revolving credit facility with Barclays Bank, which matures in June 2004.  As of December 31, 2003, Colony had borrowings under the credit facility of approximately $8.1 million, at a weighted average interest rate of 4.6%.

At January 31, 2004, Miles Kimball had approximately $10.4 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At December 31, 2003, Kaemingk had approximately $8.6 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.8%.  The bank loans have maturity dates ranging from 2005 through 2020.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  As of January 31, 2004, $7.1 million of principal remained outstanding.  Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth.  At January 31, 2004, the Company was in compliance with such provisions.  Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At January 31, 2004, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million, 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At January 31, 2004, the Company was in compliance with such covenants.  Interest on the notes began accruing on October 23, 2003 and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2004.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance are used for general corporate purposes, which may include repayment of certain debt, acquisitions and working capital needs.

At January 31, 2004, CBK had $4.6 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La

Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 1.2% at January 31, 2004.

The estimated fair value of the Company’s $280.3 million and $169.1 million total long-term debt (including current portion) at January 31, 2004 and 2003 was approximately $290.4 million and $191.6 million, respectively.  The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the maturity dates of the contractual obligations of the Company as of January 31, 2004:

Payments Due by Period

(In thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Interest	$153,740	$21,263	$41,360	$40,964	$50,153
Capital Leases	336	163	173	—	—
Purchase Obligations (1)	40,861	40,861	—	—	—
Long-Term Debt	280,265	4,522	5,250	1,654	268,839
Operating Leases	65,612	18,421	25,819	11,542	9,830
Lines of Credit	13,621	13,621	—	—	—
Total Contractual Obligations	$554,435	$98,851	$72,602	$54,160	$328,822

(1)   Purchase obligations consist of open purchase orders for inventory.

The Company does not utilize derivatives for trading purposes.

The Company leases certain office and warehouse space used in its businesses in the Wholesale Creative Expressions segment from related parties.  Under the terms of the leases, the Company is responsible for all real estate taxes, maintenance and insurance costs.  The lease rates were determined based on market rates for comparable property at the time of entering into the contract.

Net cash provided by operating activities amounted to $173 million in fiscal 2004 compared to $172 million in fiscal 2003, an increase of $1 million.  Although fiscal 2004 net earnings were approximately $29 million higher than the prior year, for purposes of determining net cash from operating activities, non-cash after tax goodwill impairment charges of $32 million in fiscal 2003 were added back to cash flows from operations whereas, in fiscal 2004, non-cash restructuring and impairment charges of $20 million were added back to cash flows from operations.  Other items that contributed to cash flows from operations were an inventory reduction of $25 million and increases in accounts payable and accrued expenses of $10 million, offset by an increase in accounts receivable due to the timing of sales in our European markets including the accounts receivable of Kaemingk acquired in June 2003.  Fourth quarter cash flow from operations was particularly strong, providing cash in the amount of approximately $200 million, which was primarily attributable to strong seasonal and acquisition related sales and earnings, accounts receivable collections of $95 million, and an inventory reduction of $52 million.  Cash used in investing activities amounted to $168 million in fiscal 2004 versus a use of $69 million in fiscal 2003.  This use was related to the acquisitions in fiscal 2004 of Miles Kimball, Kaemingk and Walter Drake and capital spending of $22 million. Cash provided by financing activities amounted to $61 million in fiscal 2004 compared to a use of $68 million in fiscal 2003.  The primary source of cash from financing was the proceeds from the issuance of $100 million of senior notes by the Company in October 2003 partially offset by repayments of long-term debt of $11 million, purchases of treasury stock of $19 million and payment of dividends of $13 million.  There were additional borrowings of $30 million under our Credit Facility during fiscal 2004 that were repaid prior to year-end.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the share repurchase program.  The Company repurchases shares to offset grants of restricted stock and shares issued upon exercise of stock options and to decrease shares outstanding.  During fiscal 2004, a total of 701,000 shares were repurchased for a total cost of approximately $18.8 million.  As of January 31, 2004, the Company had cumulatively purchased on the open market 4,345,100 common shares for a total cost of approximately $105.4 million.  The acquired shares are held as common stock in treasury at cost.

On March 31, 2004, the Company announced that it has declared a cash dividend of $0.17 per share of the Company’s common stock for the six months ended January 31, 2004.  The dividend, authorized at the Company’s March 31, 2004 Board of Directors meeting, will be payable to shareholders of record as of April 30, 2004, and will be paid on May 14, 2004.

The Company’s primary capital requirements are for working capital to fund the levels of inventory and accounts receivable necessary to sustain the Company’s sales growth, and for capital expenditures and acquisitions.  The Company believes that cash on hand, cash from operations and available borrowings under the current Credit Facility and lines of credit will be sufficient to fund its operating requirements, capital expenditures, stock repurchase program, dividends, long-term debt repayments and all other obligations for the foreseeable future.

We do not maintain any off balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 1 to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenue recognition – Revenues consist of sales to customers, net of returns and allowances.  The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer.

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

In some instances, the Company receives payment in advance of product shipments.  Such advance payments occur primarily in our direct selling and direct marketing channels and are recorded as deferred revenue.  Upon delivery of product shipments for which advance payment has been made, the related deferred revenue is reclassified to revenue.

Most of the Company’s sales made on credit are made to an established list of customers.  Although the collectibility of sales made on credit is reasonably assured, the Company has established an allowance for doubtful accounts for its trade and note receivables.  The allowance is determined based on the Company’s evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment.  While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations, including those to the Company, could be adversely affected by declining sales at retail resulting from such factors as contraction in the economy or a general decline in consumer spending.

Some of the Company’s business units offer seasonal dating programs pursuant to which customers that qualify for such programs are offered extended payment terms for seasonal product shipments.  As with other customers, customer orders pursuant to such seasonal dating programs are generally received in the form of a written purchase order signed by an authorized representative of the customer.  Sales made pursuant to seasonal dating programs are recorded as revenue only upon delivery either to the customer or to an agent of the customer depending on the freight terms for the particular shipment and consistent with the concept of “risk of loss.”  The sales price for the Company’s products sold pursuant to such seasonal dating programs is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product except for rights to return that the Company believes are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences. The Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so.  The Company believes that it is reasonably assured of payment for products sold pursuant to such seasonal dating programs based on its historical experience with the established list of customers eligible for such programs.  In addition, the Company minimizes its exposure to bad debts by utilizing established credit limits for each customer.  If, however, product sales by our customers during the seasonal selling period should fall significantly below expectations, such customers’ financial condition could be adversely affected, increasing the risk of not collecting these seasonal dating receivables and, possibly, resulting in additional bad debt charges.   The Company does not make any sales under consignment or similar arrangements.

Inventory valuation – Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts.  If market acceptance of our existing products or the successful introduction of new products should significantly decrease, additional inventory write-downs could be required.  Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.  At January 31, 2004 the Company had obsolete inventory reserves totaling approximately $23.0 million.

Restructuring and impairment charges – In response to changing market conditions and competition, the Company’s management regularly updates its business model and market strategies, including the evaluation of facilities, personnel and products.  Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring and impairment charges.  In fiscal 2004, 2003 and 2002, the Company recorded charges related to asset impairments, product line discontinuances, severance payments to employees, lease write-offs, bad debt write-offs and inventory write-downs.  (See Note 5 to the Consolidated Financial Statements).  The Company recorded restructuring and impairment charges in fiscal 2004 totaling $23.8 million.  The most significant charges recorded in fiscal 2004 included an asset impairment loss of $8.4 million for long-lived assets disposed of and an impairment loss of $2.3 million for long-lived assets to be held and used in the Company’s primary North American manufacturing facilities, a $4.2 million impairment charge related to the Canterbury® brand acquired in 1997 and a $3.9 million impairment on facilities and equipment and employee severance related to the closing of our Hyannis manufacturing facility.  As a result of the asset impairments and employee terminations the Company expects to realize future annual savings in cost of goods sold in excess of $1.0 million. In the fourth quarter of fiscal 2003, the Company recorded a pre-tax impairment charge of $2.6 million as a result of putting Wax Lyrical, its UK retail business, in administrative receivership. Historically, the Company has reviewed long-lived assets, including property, plant and equipment and goodwill and other intangibles for impairment periodically and whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable.  Management determines whether there has been a permanent impairment on fixed assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group, to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which may be estimated using the present value of the same cash flows.  Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.

Goodwill and other indefinite lived intangibles - In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Prior to February 1, 2002, excess of costs of acquisitions over fair value of identifiable net assets acquired less liabilities assumed (“goodwill”) was being amortized on a straight-line basis over estimated lives ranging from 15-40 years. Amortization of goodwill ceased on February 1, 2002, upon adoption of the new goodwill rules under SFAS 142.  Under SFAS No. 142, goodwill and any other intangibles deemed to have indefinite lives are no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment in the fourth fiscal quarter.  For goodwill the first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill.  If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense, except at the transition date, when the loss was reflected as a cumulative effect of a change in accounting principle.

As of January 31, 2002, Blyth’s Consolidated Balance Sheets reflected approximately $108.1 million in goodwill net of accumulated amortization, including $27.2 million related to the Wholesale Home Fragrance segment businesses, $42.2 million related to the All Other segment and $38.7 million related to the Wholesale Creative Expressions segment businesses. The Company adopted SFAS 142 effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its 1997 acquisition of the Sterno® brand by $7.4 million, which is included in the All Other segment.  In addition, a recent revision of its operating and reporting segments by the Company (See Note 2 to the Consolidated Financial Statements), required changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date thereafter.  These impairment reviews have indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.  Both of these businesses are components of the Wholesale Home Fragrance Segment, and the impairment charges reduced goodwill in that segment to zero at February 1, 2002. The fair values of the Sterno Group, the Gies Group and the Colony Group were determined through independent valuations utilizing market-comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the models. These cash flows were discounted to February 1, 2002 using a risk-adjusted discount rate.  The impairment of the Sterno Group’s goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share.  The impairments of the Gies Group and Colony Group goodwill, which were not deductible for tax purposes, were, via restatement of the fiscal 2003 financial statements, also recorded as a cumulative effect of change in accounting principle, and had the effect of reducing net income by $27.2 million or $0.58 per share. The carrying amount of goodwill on the Company’s Consolidated Balance Sheet increased approximately $5.4 million, from $108.1 million at January 31, 2002 to $113.5 million at January 31, 2003.  The change in goodwill was the result of the acquisition of CBK (See Note 4 to the Consolidated Financial Statements), which increased goodwill by approximately $40.0 million, offset by the previously discussed impairment charges, which decreased goodwill by $34.6 million.

As of January 31, 2003, the $113.5 million in goodwill was comprised of $34.8 million related to the All Other segment and $78.7 million related to the Wholesale Creative Expressions segment businesses. The carrying amount of goodwill on the Company’s Consolidated Balance Sheet increased approximately $90.6 million, from $113.5 million at January 31, 2003 to $204.1 million at January 31, 2004.  The change in goodwill was primarily the result of the acquisitions of Miles Kimball, Kaemingk and Walter Drake (See Note 4 to the Consolidated Financial Statements), which increased goodwill by approximately $45.6 million, $17.6 million and $25.4 million, respectively, together with an increase in goodwill resulting from a foreign currency translation adjustment of approximately $2.0 million.  Of the $204.1 million of goodwill on the balance sheet as of January 31, 2004, $34.8 million is related to the All Other segment, $19.6 million is related to the Wholesale Home Fragrance segment, $78.7 million is related to the Wholesale Creative Expressions segment and $71.0 million is related to the Catalog & Internet segment.

Accounting for income taxes - As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statement of operations.  The management of the corporation, along with third-party advisers, periodically estimates the probable tax obligations of the corporation using historical experience in tax jurisdictions and informed judgments.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Impact of Adoption of Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”  This standard has been adopted by the Company for exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The implementation of this interpretation did not have an impact on our financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46 requires consolidation of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Previously, entities were consolidated only when the Company had a controlling financial interest through ownership of a majority voting interest in an entity.  The interpretation was immediately applicable to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date.  As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise acquired a variable interest prior to February 1, 2003.  In December 2003, the FASB issued FIN 46R, which defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003.    The implementation of this standard has not had and is not expected to have a material impact on our financial statements.

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

Forward-looking and Cautionary Statements

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully elsewhere in this Annual Report on Form 10-K and in the Company’s previous filings with the Securities and Exchange Commission.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company has operations outside of the United States and sells its products worldwide.  The Company’s activities expose it to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates, commodity prices and transportation interruptions.  These financial exposures are actively monitored and, where considered appropriate, managed by the Company.

Interest Rate Risk

As of January 31, 2004 the Company is subject to interest rate risk on approximately $18.2 million of variable rate debt.  Each 1-percentage point increase in the interest rate would impact pre-tax earnings by approximately $0.2 million if applied to the total.

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

With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset.  With regard to forward exchange contracts used to hedge Canadian intercompany payables and foreign purchases of inventory, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction is settled.  Gains or losses on foreign currency forward contracts related to intercompany loans are recognized currently through income and generally offset the transaction gains or losses in the foreign currency cash flows that they are intended to hedge.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized in earnings.  For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.  Approximately $820,000 of hedge losses are included in accumulated OCI at January 31, 2004, and are expected to be transferred into earnings within the next twelve months.

The following table provides information about the Company’s foreign exchange forward contracts at January 31, 2004.

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$8,889	1.35	$(154)
Euro	32,182	1.20	(1,244)
Pound Sterling	6,546	1.64	(707)
	$47,617		$(2,105)

The foreign exchange contracts outstanding as of January 31, 2004 had maturity dates ranging from February 2004 through July 2004.

Report of Independent Auditors

To the Board of Directors and Stockholders of Blyth, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Blyth, Inc. and Subsidiaries (the “Company”) at January 31, 2004 and January 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in fiscal 2003.  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in fiscal 2002.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its segment disclosures for the years ended January 31, 2003 and January 31, 2002 to reflect a revision in its reportable segments.  Additionally, as also discussed in Note 2, the Company has restated its consolidated financial statements for the year ended January 31, 2003 to reflect an increase in the cumulative effect of the change in accounting relating to the adoption of SFAS 142 “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
April 26, 2004

Item 8.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, (In thousands, except share and per share data)	2003	2004
	Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$168,596	$229,726
Accounts receivable, less allowance for doubtful receivables $4,093 in 2003 and $4,470 in 2004	82,913	104,502
Inventories	187,935	208,581
Prepaid and other	23,044	40,302
Assets held for sale	690	9,437
Deferred income taxes	14,297	14,191
Total current assets	477,475	606,739
Property, plant and equipment, at cost:
Land and buildings	133,364	160,920
Leasehold improvements	15,620	20,601
Machinery and equipment	201,958	182,472
Office furniture, data processing equipment and software	68,984	106,426
Construction in progress	3,269	1,039
	423,195	471,458
Less accumulated depreciation	178,397	210,961
	244,798	260,497
Other assets:
Investments	3,564	3,510
Excess of cost over fair value of assets acquired	113,534	204,093
Other intangible assets, net of accumulated amortization of $1,500 in 2004	4,219	41,600
Deposits and other assets	16,494	11,524
	137,811	260,727
Total assets	$860,084	$1,127,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$7,377	$13,621
Current maturities of long-term debt	4,037	4,522
Accounts payable	58,571	78,407
Accrued expenses	80,953	97,395
Liability associated with assets held for sale	—	508
Income taxes	2,477	11,746
Total current liabilities	153,415	206,199
Deferred income taxes	20,810	33,773
Long-term debt, less current maturities	165,079	275,743
Other liabilities	12,928	23,278
Commitments and contingencies Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock — authorized 100,000,000 shares of $0.02 par value; issued 49,703,682 shares in 2003 and 49,975,502 in 2004	994	999
Additional contributed capital	101,567	107,965
Retained earnings	496,627	570,171
Accumulated other comprehensive income (loss)	(4,751)	15,224
Treasury stock, at cost, 3,644,100 shares in 2003 and 4,345,100 shares in 2004	(86,585)	(105,389)
Total stockholders’ equity	507,852	588,970
Total liabilities and stockholders’ equity	$860,084	$1,127,963

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Year ended January 31, (In thousands, except per share data)	2002	2003	2004
	Restated (Note 2)
Net sales	$1,178,771	$1,288,583	$1,505,573
Cost of goods sold	601,766	648,281	781,898
Gross profit	577,005	640,302	723,675
Selling	334,715	363,835	417,768
Administrative	103,014	118,329	129,021
Amortization of goodwill	4,702	—	—
Restructuring and impairment charges	14,084	2,621	23,809
	456,515	484,785	570,598
Operating profit	120,490	155,517	153,077
Other expense (income):
Interest expense	17,237	14,664	17,443
Interest income and other	(5,014)	(1,737)	(1,330)
Equity in earnings of investees	(22)	33	71
	12,201	12,960	16,184
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	108,289	142,557	136,893
Income tax expense	40,283	53,032	50,377
Earnings before minority interest and cumulative effect of change in accounting principle	68,006	89,525	86,516
Minority Interest	—	—	165
Earnings before cumulative effect of change in accounting principle	68,006	89,525	86,351
Cumulative effect of change in accounting principle, net of taxes of $2,887 in 2003	—	(31,753)	—
Net earnings	$68,006	$57,772	$86,351
Basic:
Net earnings per common share before cumulative effect of change in accounting principle	$1.45	$1.94	$1.89
Cumulative effect of change in accounting principle	—	(0.69)	—
	$1.45	$1.25	$1.89
Weighted average number of shares outstanding	47,056	46,256	45,771

Diluted:
Net earnings per common share before cumulative effect of change in accounting principle	$1.44	$1.92	$1.88
Cumulative effect of change in accounting principle	—	(0.68)	—
	$1.44	$1.24	$1.88
Weighted average number of shares outstanding	47,205	46,515	46,027

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

			Additional				Accumulated other
	Common stock		contributed	Retained	Treasury stock		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
Balance at January 31, 2001	49,431,576	$989	$96,912	$390,447	(2,356,800)	$(56,959)	$(9,595)	$421,794
Net earnings for the year				68,006				68,006
Foreign currency translation adjustments							(6,003)	(6,003)
Reclassification adjustment for gains included in net income (net of tax of $737)							(1,244)	(1,244)
Unrealized loss on certain investments (net of tax of $94)							(159)	(159)
Net gain on cash flow hedging instruments (net of tax of $63)							107	107
Comprehensive income								60,707
Common stock issued in connection with long-term incentive plan	78,200	1	584					585
Tax benefit from stock options			383					383
Dividends paid ($0.20 per share)				(9,415)				(9,415)
Treasury stock purchases					(274,100)	(5,991)		(5,991)
Balance at January 31, 2002	49,509,776	990	97,879	449,038	(2,630,900)	(62,950)	(16,894)	468,063
Net earnings for the year - Restated (Note 2)				57,772				57,772
Foreign currency translation
adjustments - Restated (Note 2)							12,470	12,470
Unrealized loss on certain
investments (net of tax of $33)							(56)	(56)
Net loss on cash flow hedging
instruments (net of tax of $160)							(271)	(271)
Comprehensive income - Restated (Note 2)								69,915
Common stock issued in connection with long-term incentive plan	193,906	4	3,367					3,371
Tax benefit from stock options			321					321
Dividends paid ($0.22 per share)				(10,183)				(10,183)
Treasury stock purchases					(1,013,200)	(23,635)		(23,635)
Balance at January 31, 2003-Restated (Note 2)	49,703,682	994	101,567	496,627	(3,644,100)	(86,585)	(4,751)	507,852
Net earnings for the year				86,351				86,351
Foreign currency translation adjustments							21,120	21,120
Unrealized loss on certain investments (net of tax of $189)							(325)	(325)
Net loss on cash flow hedging instruments (net of tax of $477)							(820)	(820)
Comprehensive income								106,326
Common stock issued in connection with long-term incentive plan	271,820	5	5,840					5,845
Tax benefit from stock options			558					558
Dividends paid ($0.28 per share)				(12,807)				(12,807)
Treasury stock purchases					(701,000)	(18,804)		(18,804)
Balance at January 31, 2004	49,975,502	$999	$107,965	$570,171	(4,345,100)	$(105,389)	$15,224	$588,970

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended January 31, (In thousands)	2002	2003	2004
	Restated (Note 2)
Cash flows from operating activities:
Net earnings	$68,006	$57,772	$86,351
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	31,753	—
Depreciation and amortization	36,246	30,212	35,954
Loss on disposition of fixed assets	—	—	2,739
Tax benefit from stock options	383	321	558
Deferred income taxes	(2,640)	4,711	(584)
Equity in earnings of investees	(22)	33	71
Minority interest	—	—	165
Restructuring and impairment charges	9,292	2,621	20,229
Gain on sale of long-term investments	(1,981)	—	(497)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(3,828)	14,896	(12,935)
Inventories	35,592	(1,109)	24,718
Prepaid and other	2,174	1,452	(2,422)
Deposits and other assets	(3,266)	913	5,611
Accounts payable	751	8,407	3,236
Accrued expenses	1,961	11,970	6,937
Other liabilities	1,701	9,356	2,093
Income taxes	(10,960)	(1,121)	833
Total adjustments	65,403	114,415	86,706
Net cash provided by operating activities	133,409	172,187	173,057
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,901)	(14,322)	(21,963)
Purchases of long-term investments	—	—	(1,377)
Proceeds from sale of long-term investments	11,734	26	1,874
Cash impact of Wax Lyrical receivership	—	(3,253)	1,902
Purchase of businesses, net of cash acquired	(61,735)	(51,658)	(148,584)
Net cash used in investing activities	(61,902)	(69,207)	(168,148)
Cash flows from financing activities:
Proceeds from issuance of common stock	585	3,371	5,845
Purchases of treasury stock	(5,991)	(23,635)	(18,804)
Borrowings from bank line of credit	61,634	71,961	67,833
Repayments on bank line of credit	(75,685)	(90,655)	(70,931)
Borrowings on long-term debt	4,791	517	130,506
Repayments on long-term debt	—	(19,872)	(40,663)
Dividends paid	(9,415)	(10,183)	(12,807)
Net cash provided by (used in) financing activities	(24,081)	(68,496)	60,979
Effect of exchange rate changes on cash	(5,105)	(1,245)	(4,758)
Net increase in cash and cash equivalents	42,321	33,239	61,130
Cash and cash equivalents at beginning of year	93,036	135,357	168,596
Cash and cash equivalents at end of year	$135,357	$168,596	$229,726
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,237	$15,355	$10,800
Income taxes, net of refunds	43,635	47,741	47,460

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note  1.                               Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Blyth, Inc. and its direct and indirect subsidiaries,  (the “Company”).  The company consolidates entities in which it owns or controls more than 50% of the voting shares.  The unowned portion is reflected as minority interest.  Investments in companies that are not consolidated are reported using the equity method and are recorded in other assets in the Consolidated Balance Sheet.  All significant inter-company balances and transactions have been eliminated in consolidation.  In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46).  FIN 46 requires that factors in addition to the voting interest in an entity be considered in determining whether an entity should be consolidated.  In preparing these financial statements, the company was required to apply the provisions of FIN 46.

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

Credit Concentration

The Company’s credit sales are principally to department and gift stores, mass merchandisers and distributors, which purchase the Company’s products for resale.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company makes provisions for estimated credit losses.

Foreign Currency Translation

The Company’s international subsidiaries use their local currency as their functional currency.  Therefore, all balance sheet accounts of international subsidiaries are translated into US dollars at the year-end rate of exchange, and statement of earnings items are translated at the weighted average exchange rates for the period.  Resulting translation adjustments are included in accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions, which are included in income, were not material.

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

Derivatives and Other Financial Instruments

The Company applies the provisions of Financial Accounting Standards Board Statement No. 133 (SFAS 133), “Accounting for Derivative and Hedging Activities” and its corresponding amendment under SFAS 138. These statements establish the accounting and reporting standards for derivative instruments and hedging activities and require that all derivative instruments be recorded on the balance sheet at fair value.  The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, Canadian intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

With regard to commitments for machinery and equipment in foreign currencies, upon payment of each commitment the underlying forward contract is closed and the corresponding gain or loss is included in the measurement of the cost of the acquired asset.  With regard to forward exchange contracts used to hedge Canadian intercompany payables and foreign purchases of inventory, gain or loss on such hedges is recognized in earnings in the period in which the underlying hedged transaction is settled.  Gains or losses on foreign currency forward contracts related to intercompany loans are recognized currently through income and generally offset the transaction gains or losses in the foreign currency cash flows which they are intended to hedge.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized in earnings.  For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the cash flow with the items being hedged.  Approximately $820,000 of hedge losses are included in accumulated OCI at January 31, 2004, and are expected to be transferred into earnings within the next twelve months.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which will be amortized over the remaining term of the Notes.

Fair Value of Financial Instruments

The Company’s financial instruments include accounts receivable, accounts payable, short-term and long-term debt.  Management believes the carrying value of these items approximates their estimated fair values, except for long-term debt, as discussed in Note 11 to the Consolidated Financial Statements.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are provided principally by use of the straight-line method for financial reporting purposes.  Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  The Company records gains and losses from the sale of property, plant and equipment in interest income and other.

The principal estimated lives used in determining depreciation and amortization are as follows:

Buildings	27 to 40 years
Leasehold improvements	5 to 10 years
Machinery and equipment	5 to 12 years
Office furniture, data processing equipment and software	3 to7 years

Excess of Cost Over Fair Value of Assets Acquired

Prior to February 1, 2002, excess of costs of acquisitions over fair value of identifiable net assets acquired less liabilities assumed (“goodwill”) was being amortized on a straight-line basis over estimated lives ranging from 15-40 years. Amortization of goodwill ceased on February 1, 2002, upon adoption of the new goodwill rules under SFAS 142.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and any other intangibles deemed to have indefinite lives are no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment in the fourth fiscal quarter.  For goodwill the first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill.  If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense, except at the transition date, when the loss was reflected as a cumulative effect of a change in accounting principle.

As of January 31, 2002, Blyth’s Consolidated Balance Sheets reflected approximately $108.1 million in goodwill net of accumulated amortization, including $27.2 million related to the Wholesale Home Fragrance segment businesses, $42.2 million related to the All Other segment and $38.7 million related to the Wholesale Creative Expressions segment businesses. The Company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its 1997 acquisition of the Sterno® brand  by $7.4 million, which is included in the All Other segment.  In addition, a recent revision of its operating and reporting segments by the Company (See Note 2), required changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date thereafter.  These impairment reviews have indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.   Both of these businesses are components of the Wholesale Home Fragrance Segment, and the impairment charges reduced goodwill in that segment to zero at February 1, 2002.  The fair values of the Sterno Group, the Gies Group and the Colony Group were determined through independent valuations utilizing market-comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the models. These cash flows were discounted to February 1, 2002 using a risk-adjusted discount rate.  The impairment of the Sterno Group’s goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share.  The impairments of the Gies Group and Colony Group goodwill, which were not deductible for tax purposes, were, via restatement of the fiscal 2003 financial statements, also recorded as a cumulative effect of change in accounting principle, and had the effect of reducing net income by $27.2 million or $0.58 per share. The carrying amount of goodwill on the Company’s Consolidated Balance Sheet increased approximately $5.4 million, from $108.1 million at January 31, 2002 to $113.5 million at January 31, 2003.  The change in goodwill was the result of the acquisition of CBK (See Note 4 to the Consolidated Financial Statements), which increased goodwill by approximately $40.0 million, offset by the previously discussed impairment charges, which decreased goodwill by $34.6 million.

As of January 31, 2003, the $113.5 million in goodwill was comprised of $34.8 million related to the All Other segment and $78.7 million related to the Wholesale Creative Expressions segment businesses. The carrying amount of goodwill on the Company’s Consolidated Balance Sheet increased approximately $90.6 million, from $113.5 million at January 31, 2003 to $204.1 million at January 31, 2004.  The change in goodwill was primarily the result of the acquisitions of Miles Kimball, Kaemingk and Walter Drake (See Note 4 to the Consolidated Financial Statements), which increased goodwill by approximately $45.6 million, $17.6 million and $25.4 million, respectively, together with an increase in goodwill resulting from a foreign currency translation adjustment of approximately $2.0 million.  Of the $204.1 million of goodwill on the balance sheet as of January 31, 2004, $34.8 million is related to the All Other segment, $19.6 million is related to the Wholesale Home Fragrance segment, $78.7 million is related to the Wholesale Creative Expressions segment and $71.0 million is related to the Catalog & Internet segment.

The following table sets forth Blyth’s net income and earnings per share adjusted to exclude fiscal 2002 amortization expense related to goodwill and certain other intangibles that are no longer being amortized and to reflect the cumulative effect of change in accounting principle related to the adoption of SFAS 142 recorded in fiscal 2003.

Year ended January 31, (In thousands, except per share data)	2002	2003	2004
	Restated (Note 2)
Reported earnings before cumulative effect of change in accounting principle	$68,006	$89,525	$86,351
Cumulative effect of change in accounting principle, net of taxes of $2,887 in 2003	—	(31,753)	—
Reported net income	68,006	57,772	86,351
Goodwill amortization, net of taxes of $1,749 in 2002	2,953	—	—
Adjusted net income	$70,959	$57,772	$86,351
Basic earnings per common share:
Reported earnings before cumulative effect of change in accounting principle	$1.45	$1.94	$1.89
Cumulative effect of change in accounting principle, net of taxes	—	(0.69)	—
Reported net income	1.45	1.25	1.89
Goodwill amortization, net of taxes	0.06	—	—
Adjusted earnings per share	$1.51	$1.25	$1.89
Diluted earnings per common share:
Reported earnings before cumulative effect of change in accounting principle	$1.44	$1.92	$1.88
Cumulative effect of change in accounting principle, net of taxes	—	(0.68)	—
Reported net income	1.44	1.24	1.88
Goodwill amortization, net of taxes	0.06	—	—
Adjusted earnings per share	$1.50	$1.24	$1.88

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

Comprehensive Income

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) is classified separately into foreign currency items, unrealized gains and losses on certain investments in debt and equity securities and the net gains and losses on cash flow hedging instruments.  The Company reports, by major components and as a single total, the change in comprehensive income (loss) during the period as part of the Consolidated Statements of Stockholders’ Equity.

The following table presents the components of the Company’s accumulated other comprehensive income (loss), net of tax, for the years ended January 31, 2002, 2003 and 2004:

(In thousands)	Foreign currency translation adjustments	Unrealized gain (loss) on certain investments	Net gain (loss) on cash flow hedges	Total

Balance at January 31, 2001	$(10,839)	$1,244	$—	$(9,595)
Foreign currency translation adjustments	(6,003)			(6,003)
Reclassification adjustment for gains included in net income (net of tax $737)		(1,244)		(1,244)
Unrealized loss on certain investments (net of tax $94)		(159)		(159)
Net gain on cash flow hedging instruments (net of tax $63)			107	107
Balance at January 31, 2002	(16,842)	(159)	107	(16,894)
Foreign currency translation adjustments - Restated (Note 2)	12,470			12,470
Unrealized loss on certain investments (net of tax $33)		(56)		(56)
Net loss on cash flow hedging instruments (net of tax $160)			(271)	(271)
Balance at January 31, 2003 - Restated (Note 2)	(4,372)	(215)	(164)	(4,751)
Foreign currency translation adjustments	21,120			21,120
Unrealized loss on certain investments (net of tax $189)		(325)		(325)
Net loss on cash flow hedging instruments (net of tax $477)			(820)	(820)
Balance at January 31, 2004	$16,748	$(540)	$(984)	$15,224

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.  The management of the corporation, along with third-party advisers, periodically estimates the probable tax obligations of the corporation using historical experience in tax jurisdictions and informed judgments.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Revenue Recognition

Revenue recognition – Revenues consist of sales to customers, net of returns and allowances.  The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer.

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

In some instances, the Company receives payment in advance of product shipments.  Such advance payments occur primarily in our direct selling and direct marketing channels and are recorded as deferred revenue.  Upon delivery of product shipments for which advance payment has been made, the related deferred revenue is reclassified to revenue.

Most of the Company’s sales made on credit are made to an established list of customers.  Although the collectibility of sales made on credit is reasonably assured, the Company has established an allowance for doubtful accounts for its trade and note receivables.  The allowance is determined based on the Company’s evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment.  While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations, including those to the Company, could be adversely affected by declining sales at retail resulting from such factors as contraction in the economy or a general decline in consumer spending.

Some of the Company’s business units offer seasonal dating programs pursuant to which customers that qualify for such programs are offered extended payment terms for seasonal product shipments.  As with other customers, customer orders pursuant to such seasonal dating programs are generally received in the form of a written purchase order signed by an authorized representative of the customer.  Sales made pursuant to seasonal dating programs are recorded as revenue only upon delivery either to the customer or to an agent of the customer depending on the freight terms for the particular shipment and consistent with the concept of “risk of loss.”  The sales price for the

Company’s products sold pursuant to such seasonal dating programs is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product except for rights to return that the Company believes are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences. The Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so.  The Company believes that it is reasonably assured of payment for products sold pursuant to such seasonal dating programs based on its historical experience with the established list of customers eligible for such programs.  In addition, the Company minimizes its exposure to bad debts by utilizing established credit limits for each customer.  If, however, product sales by our customers during the seasonal selling period should fall significantly below expectations, such customers’ financial condition could be adversely affected, increasing the risk of not collecting these seasonal dating receivables and, possibly, resulting in additional bad debt charges.  The Company does not make any sales under consignment or similar arrangements.

Earnings per Common  and Common Equivalent Share

Earnings per common and common equivalent share are computed based upon the weighted average number of shares outstanding during the period, which includes outstanding options for common stock, when dilutive.

Employee Stock Option Plans

 The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and continues to follow Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method.  Accordingly, no compensation expense is recorded for the stock options issued to employees unless the option price is below market at the measurement date.  The Company does not at this time issue stock options below market value; therefore no compensation expense has been recorded in the financial statements.  Had compensation expense for the Company’s stock options been determined in accordance with the fair value method in SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Year ended January 31, (In thousands, except per share data)	2002	2003	2004
	Restated (Note 2)
Net earnings:
As reported	$68,006	$57,772	$86,351
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	931	2,202	2,428
Pro forma	$67,075	$55,570	$83,923
Net earnings per common share:
As reported:
Basic	$1.45	$1.25	$1.89
Diluted	1.44	1.24	1.88
Pro forma:
Basic	$1.43	$1.20	$1.83
Diluted	1.41	1.16	1.77

The fair value of each option is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2003	2004

Expected volatility	41.40%	43.26%	41.48%
Risk free interest rates	4.72%	4.48%	2.73%
Expected lives	7	5	5
Expected dividend yield	0.87%	0.74%	0.87%

Classification of Sales Incentives

In November 2001, the Emerging Issues Task Force issued EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” which addresses the accounting for consideration given by a vendor to a customer, including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, and EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.”  Effective February 1, 2002, the company adopted EITF 01-09, EITF 00-14 and EITF 00-25.  These statements require that the Company classify certain sales incentives as a reduction of net sales rather than selling expenses.  Prior year amounts were reclassified to conform with the new presentation.

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefits.

Direct-response advertising relates to the Company’s Miles Kimball and Walter Drake businesses and consists primarily of the costs to produce direct-mail order catalogs that include order forms for the Company’s products.  The capitalized production costs are amortized for each specific catalog mailing over the period following catalog distribution in proportion to revenues (orders) received, compared to total estimated revenues for that particular catalog mailing.  The amortization period is generally from three to six months and does not exceed twelve months.  Deferred direct-response advertising costs of $7.4 million and $0 were reported as assets at January 31, 2004 and January 31, 2003, respectively.

In certain of the Company’s wholesale businesses, catalog production costs are capitalized and expensed as the catalogs are distributed, generally over less than a twelve month period.  The Consolidated Balance Sheets reflect $0.5 million and $0.6 million of these costs at January 31, 2004 and 2003, respectively.

Note 2.   Restatement

Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment.  The Company has reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), and determined that the appropriate number of reportable segments should have been five during fiscal 2004 and four during fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to the acquisitions that were consummated in fiscal 2004).  See Note 18 for further details.   This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date, thereafter.  These impairment reviews have indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.  Both of these businesses are components of the Wholesale Home Fragrance Segment.  The Company’s fiscal 2003 financial statements have been restated to reflect the recording of these $27.2 million in goodwill impairment charges as part of the cumulative effect of adopting SFAS 142 as of February 1, 2002.   There was no income tax impact for these impairment charges.

A summary of the effects of the restatement on the Company’s financial statements is as follows:

	As of January 31, 2003
	As Previously
(In thousands)	Reported (a)	As Restated
Balance sheet :
Excess of cost over fair value of assets acquired	$145,146	$113,534	(b)
Total non-current assets	169,423	137,811
Total assets	891,696	860,084
Retained earnings	523,865	496,627
Accumulated other comprehensive loss	(377)	(4,751	)(b)
Total stockholders’ equity	539,464	507,852
Total liabilities and stockholders’ equity	891,696	860,084

	Year ended January 31, 2003
	As Previously
	Reported	As Restated
Statement of Earnings:
Earnings before cumulative effect of accounting change	$89,525	$89,525
Cumulative effect of accounting change	(4,515)	(31,753)
Net earnings	$85,010	$57,772
Basic earnings per share:
Before cumulative effect of accounting change	$1.94	$1.94
Cumulative effect of accounting change	(0.10)	(0.69)
	$1.84	$1.25
Diluted earnings per share:
Before cumulative effect of accounting change	$1.93	$1.92
Cumulative effect of accounting change	(0.10)	(0.68)
	$1.83	$1.24
Statement of Stockholders’ Equity
Foreign currency translation adjustments	$16,844	$12,470
Comprehensive income	101,527	69,915
Statement of Cash Flows:
Total adjustments to reconcile net earnings to net cash from operations	$87,177	$114,415

(a)  Reflects certain other reclassifications to conform with current year presentation.

(b)  Reflects the reversal of $4,374 of foreign currency translation adjustments on the Gies and Colony goodwill being written off.

Note 3.   New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”  This standard has been adopted by the Company for exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The implementation of this interpretation did not have an impact on our financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46 requires consolidation of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Previously, entities were consolidated only when the Company had a controlling financial interest through ownership of a majority voting interest in an entity.  The interpretation was immediately applicable to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date.  As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise acquired a variable interest prior to February 1, 2003.  In December 2003, the FASB issued FIN 46R, which defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003.    The implementation of this standard has not had and is not expected to have a material impact on our financial statements.

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

Note 4.   Business Acquisitions

On April 11, 2001, the Company acquired 100% of Midwest of Cannon Falls, Inc. (“Midwest”), a leading Wholesale Creative Expressions company in the seasonal decorative products and giftware industry for approximately $61.0 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million.  Midwest is included in the Wholesale Creative Expressions segment.  The Consolidated Financial Statements include the results of operations of Midwest since the date of acquisition.

On May 10, 2002, the Company purchased all of the interests in CBK, Ltd., LLC (“CBK”), now known as CBK Styles, Inc., a designer and marketer of premium everyday home décor, for approximately $51.5 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $40.0 million, which will be deductible for income tax purposes over 15 years.  CBK is also included in the Wholesale Creative Expressions segment.  The Consolidated Financial Statements include the results of operations of CBK since the date of acquisition.

On April 1, 2003, the Company acquired 100% of the Miles Kimball Company (“MK”), a direct marketer of giftware, home décor and household convenience items, premium photo albums, frames and holiday cards under the Miles Kimball® and Exposures® catalog titles for approximately $66.2 million in cash.  The acquisition of “MK” aligns with the Company’s growth strategy, which includes selected acquisitions.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $45.6 million, which will not be deductible for income tax purposes.  The other intangibles acquired consist of $16.1 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus $9.0 million of customer lists, which will be amortized on an accelerated basis over 12 years.  Amortization expense recorded in fiscal 2004 totaled $1.4 million.  Estimated amortization expense for the next 5 fiscal years is as follows:  $1.5 million, $1.5 million, $1.2 million, $0.9 million and $0.9 million.  The results of operations of MK are included in the Consolidated Statements of Earnings of the Company since April 2, 2003.  For segment reporting purposes, MK is included in the Catalog & Internet segment.

The following provides an allocation of the purchase price of Miles Kimball (In thousands):

Cash Purchase Price	$66,219
Less: Assets acquired
Accounts receivable	1,124
Inventories	9,983
Property, plant and equipment	17,959
Intangible assets	25,100
Other	1,706
Total assets acquired	55,872
Plus: Liabilities assumed
Accounts payable	3,610
Accrued expenses	1,351
Deferred income taxes	11,155
Debt	10,729
Other	8,412
Total liabilities assumed	35,257
Unallocated purchase price (goodwill)	$45,604

On June 20, 2003, the Company acquired a 100% interest in Kaemingk B.V. (“Kaemingk”), a designer and marketer of a wide range of premium seasonal decorations. Kaemingk’s product lines feature Christmas décor, including ornaments, lighting, trim, glassware, candles and plush animals, as well as spring and summer decorative accents.  The acquisition of Kaemingk aligns with the Company’s growth strategy, which includes selected acquisitions.  The cash purchase price was approximately $36.2 million less cash acquired of $7.7 million resulting in net cash paid of $28.5 million.   Approximately $30.6 million of the cash purchase price was borrowed under the Company’s $200 million unsecured revolving credit facility.  The Company also assumed Kaemingk’s long-term debt of approximately $14.4 million.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $17.6 million, which will not be deductible for income tax purposes.  During the quarter ended October 31, 2003, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment.  In addition to the fixed purchase price, there is contingent consideration payable in the form of a three-year earn out provision based on a pre-defined formula related to a multiple of earnings before interest and income taxes.  The results of operations of Kaemingk are included in the Consolidated Statements of Earnings of the Company since June 21, 2003.  For segment reporting purposes, Kaemingk is included in the Wholesale Home Fragrance segment.

The following provides an allocation of the purchase price of Kaemingk (In thousands):

Cash Purchase Price	$36,237
Less: Assets acquired
Cash and cash equivalents	7,681
Accounts receivable	2,106
Inventories	25,514
Property, plant and equipment	14,647
Other	606
Total assets acquired	50,554
Plus: Liabilities assumed
Bank lines of credit	9,335
Accounts payable	2,479
Accrued expenses	1,760
Deferred income taxes	2,786
Debt	14,364
Other	1,143
Total liabilities assumed	31,867
Unallocated purchase price (goodwill)	$17,550

On December 22, 2003, the Company acquired 100% of Walter Drake (“WD”), a direct marketer of value-priced household products including household gifts, gadgets and convenience products, personalized merchandise, home décor and holiday cards under the Walter Drake and The Home Marketplace catalog titles, for approximately $53.8 million.  The acquisition of WD aligns with the Company’s growth strategy, which includes selected acquisitions.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million, which will be deductible for income tax purposes.  The other intangibles acquired consist of approximately $12.0 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus approximately $6.0 million of customer lists, which will be amortized on an accelerated basis over 10 years. Estimated amortization expense for the next 5 fiscal years is as follows:  $0.9 million, $0.9 million, $0.9 million, $0.6 million and $0.6 million.  The results of operations of WD are included in the Consolidated Statements of Earnings of the Company since December 23, 2003.  For segment reporting purposes, WD is included in the Catalog & Internet segment.

The following provides a preliminary allocation of the purchase price of Walter Drake (In thousands):

Cash Purchase Price	$53,809
Less: Assets acquired
Accounts Receivable	539
Inventories	6,010
Prepaid and other	5,743
Property, plant and equipment	4,667
Intangible assets	18,000
Total assests acquired	34,959
Plus: Liabilities assumed
Cash overdraft	580
Accounts Payable	3,442
Accrued expenses	2,382
Other	189
Total liabilities assumed	6,593
Unallocated purchase price (goodwill)	$25,443

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and CBK, Miles Kimball, Kaemingk and Walter Drake assuming that the acquisitions of CBK, Miles Kimball, Kaemingk and Walter Drake had taken place on February 1, 2002.  The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of CBK, Miles Kimball, Kaemingk and Walter Drake and no representation is made by the Company with respect to the accuracy of such information.  The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of CBK’s, Miles Kimball’s and Walter Drake’s property, plant and equipment, amortization of identifiable intangibles of Miles Kimball and Walter Drake and income tax expense.

Year ended January 31, (In thousands except per share data) (Unaudited)	2003	2004
	Restated (Note 2)
Net sales	$1,583,759	$1,604,833
Earnings before cumulative effect of change in accounting principle	98,786	83,932
Net earnings	67,033	83,932
Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$2.14	$1.83
Net earnings per common share	1.45	1.83
Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$2.12	$1.82
Net earnings per common share	1.44	1.82

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2002.

Note 5.   Restructuring and Impairment Charges

The Company recorded restructuring and impairment charges of $23.8 million pre-tax during fiscal 2004 of which $23.0 was recorded in the fourth quarter and $0.8 million was recorded in the third quarter. These charges were primarily a result of ongoing efforts by the Company to rationalize and align its Wholesale Home Fragrance segment operations with the changing marketplace and global supply chain requirements.  The following summarizes the components of these charges:

The Company recognized pre-tax impairment losses of $8.4 million for long-lived assets disposed of and $2.3 million for long-lived assets to be held and used, during the fourth quarter of fiscal 2004 on certain equipment in the Company’s primary North American manufacturing facilities. The Company anticipates cost savings in the form of reduced depreciation expense related to the assets disposed of somewhat offset by increased depreciation due to reductions in remaining useful lives of assets held and used.  The asset disposals resulted from significant productivity increases in recent years, as well as product shift from candle forms such as pillars and tapers towards filled containers, votives and tealights.

The Company also recorded an impairment charge of $4.2 million pre-tax related to the Canterbury® brand acquired in fiscal 1997.  Within its home fragrance business, the Company acquired several consumer wholesale brands over the past decade and is focusing its sales and marketing resources to fewer brands.  In the fourth quarter of fiscal 2004 the Company decided to discontinue the Canterbury® brand.

During the third and fourth quarters of fiscal 2004 the Company recorded asset impairments of facilities and equipment totaling $3.4 million pre-tax and severance payments to employees of $0.5 million pre-tax related to the closure of its Hyannis, manufacturing facility. In conjunction with the closing, the Company eliminated 43 jobs, comprised of manufacturing and management positions. This manufacturing facility, which was the Company’s smallest, is located in a busy downtown area of Cape Cod, making transportation of raw materials and finished products to and from the location challenging. Operations are being consolidated into Blyth’s manufacturing facility in Batavia, Illinois.

During the fourth quarter, the Company recorded additional pre-tax charges of $5.0 million.  These charges consist of $2.1 million related to severance costs primarily associated with the restructuring of Blyth HomeScents International – North America and the consolidation of the Company’s Temecula, California potpourri operations, $0.9 million of lease termination costs associated with the closure of five of the Company’s candle outlet stores, and $2.0 million of fixed asset write-downs primarily associated with the aforementioned changes.   As a result of these restructuring activities, the Company eliminated 40 jobs, comprised of administrative and management positions.

In total, approximately 15% or $3.6 million of the $23.8 million in charges were cash charges.

During the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $2.6 million pre-tax as a result of putting Wax Lyrical, our UK specialty retailer, into administrative receivership.  Wax Lyrical had cash balances of approximately $3.3 million, which were required to be turned over to the receiver.  Wax Lyrical has been included in the consolidated financial statements of the Company since fiscal 2001 during which time Wax Lyrical had annual revenues of approximately $16 - 18 million and incurred annual operating losses of approximately $2 - 3 million.

During the fourth quarter of fiscal 2002, the Company recorded restructuring and impairment charges of approximately $14.1 million pre-tax.  The following summarizes the components of these charges:

The Company recorded a charge of approximately $7.3 million pre-tax related to the closure of the Company’s 62nd Street Chicago facility effected to address overall manufacturing over-capacity.  This charge includes asset impairments of facilities and equipment totaling $6.7 million and severance payments to employees of $0.6 million.

Charges of $5.2 million pre-tax were recorded relating primarily to other rationalization within Blyth’s North American consumer wholesale businesses and included severance payments following several changes in management of $2.0 million, lease write-offs of $1.6 million and asset impairments of $1.6 million.

The remainder of the fourth quarter charges of approximately $1.6 million were associated with the Company’s European activities, including an asset impairment charge of $1.0 million on property held for sale at one of our Gies Group units and redundancy payments made to employees and lease exit costs at our Colony Group in the UK.

Fiscal 2002 results also include $5.0 million in cost of sales charges in the fourth quarter, reflecting the impact of marketplace conditions on the realizable value of obsolete inventory.

In addition to the fourth quarter charges the Company recorded a $6.3 million pre-tax unusual charge to cost of sales in the second quarter of fiscal 2002 relating to the revaluation of US mass market inventory, due in large part to Wal-Mart’s change to a private label candle program.

The following is a tabular rollforward of the restructuring charges described above that were recorded on the balance sheet of the Company:

	Lease	Severence
(In thousands)	Obligations	Costs	Total
Balance at January 31, 2002	$1,463	$1,753	$3,216
Payments made against 2002 charges	(533)	(1,753)	(2,286)
Reversal of over accrual to income of 2002 charges following agreement of sublease	(525)	—	(525)
Balance at January 31, 2003	405	—	405
Payments made against 2003 charges	(405)	—	(405)
Fiscal 2004 charges	967	2,615	3,582
Payments made against 2004 charges	(62)	(220)	(282)
Balance at January 31, 2004	$905	$2,395	$3,300

Note 6.   Assets Held for Sale

During the fourth quarter of fiscal 2004, the Company decided to divest of one of its business units in the Wholesale Creative Expressions segment through a sale to the business unit’s senior management.  Therefore the assets of this business unit are classified as assets held for sale in the Company’s Consolidated Balance Sheet as of January 31, 2004.  The assets held for sale related to this business divestiture are comprised principally of accounts receivable of $3 million, inventory of $3 million and property, plant and equipment of $2 million.  The operating results related to this business unit were immaterial to the consolidated operating results of the Company.  On April 6, 2004 the Company sold the business to the unit’s management and associated investors for $10 million in cash.

There is an additional $1 million classified as assets held for sale in the Consolidated Balance Sheet as of January 31, 2004 related to the Hyannis, MA manufacturing facility as discussed in Note 5.

The amount classified as assets held for sale in the Consolidated Balance Sheet as of January 31, 2003 related to property located in Thomasville, GA, which was sold during fiscal 2004 at an amount approximately equal to the asset’s carrying value.

Note 7.   Inventories

The major components of inventories are as follows:

January 31, (In thousands)	2003	2004
Raw materials	$33,950	$25,104
Work in process	2,509	915
Finished goods	151,476	182,562
	$187,935	$208,581

Note 8.   Prepaid and Other

Prepaid and other consists of the following:

January 31, (In thousands)	2003	2004
Taxes	$8,508	$15,194
Catalogs	588	7,928
Other	13,948	17,180
	$23,044	$40,302

Note 9.       Accrued Expenses

Accrued expenses consist of the following:

January 31, (In thousands)	2003	2004
Compensation and certain benefits	$23,124	$21,146
Deferred revenue	15,562	13,095
Promotional expenses	19,903	23,307
Taxes, other than income	9,953	10,019
Interest payable	3,539	13,207
Restructuring charges	405	3,300
Insurance payable	964	2,921
Other	7,503	10,400
	$80,953	$97,395

Note 10.       Bank Lines of Credit

As of January 31, 2004, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2004.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at January 31, 2004.

At January 31, 2004, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At January 31, 2004, approximately $0.1 million of letters of credit were outstanding under this credit line.

As of December 31, 2003, The Gies Group (“Gies”) had available lines of credit of approximately $44.3 million of which approximately $3.3 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.1% at December 31, 2003.  The lines of credit are renewed annually.

Colony Gift Corporation Limited (“Colony”) has a $21.4 million short-term revolving credit facility with Barclays Bank, which matures in June 2004.  As of December 31, 2003, Colony had borrowings under the credit facility of approximately $8.1 million, at a weighted average interest rate of 4.6%.

As of December 31, 2003, Kaemingk had available lines of credit of approximately $34.6 million maturing in November 2004.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At December 31, 2003, approximately $2.2 million was outstanding at a weighted average interest rate of 2.75%.

Note 11.       Long-Term Debt

Long-term debt consists of the following:

January 31, (In thousands)	2003	2004
7.54% Senior Notes	$10,714	$7,143
7.90% Senior Notes	149,267	149,358
5.50% Senior Notes	—	99,792
Other	9,135	23,972
	169,116	280,265
Less current maturities	(4,037)	(4,522)
	$165,079	$275,743

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  As of January 31, 2004, $7.1 million of principal remained outstanding.  Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth.  At January 31, 2004, the Company was in compliance with such provisions.  Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At January 31, 2004, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million, 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At January 31, 2004, the Company was in compliance with such covenants.  Interest on the notes will accrue from October 23, 2003 and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2004.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance will be used for general corporate purposes, which may include repayment of certain debt.

The Company has a $200 million unsecured revolving credit facility, which matures on August 5, 2005 (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for general corporate purposes, which includes funding for strategic acquisitions and seasonal working capital needs.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios including, among others, a minimum level of net worth and a maximum level of leverage.  The Credit Facility also imposes limitations on, among other things, certain payments, the imposition of liens on our assets, indebtedness that may be incurred by our subsidiaries, investments we may make and sales of our assets.  At January 31, 2004, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate (4.0% at January 31, 2004) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  On January 31, 2004, $3.2 million letters of credit were outstanding under the Credit Facility.

At January 31, 2004, Miles Kimball had approximately $10.4 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At December 31, 2003, Kaemingk had approximately $8.6 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.8%.  The bank loans have maturity dates ranging from 2005 through 2020.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

At January 31, 2004, CBK had $4.6 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 1.2% at January 31, 2004.

Maturities under debt obligations for the fiscal years ending January 31 are as follows (In thousands):

2005	$4,522
2006	4,468
2007	782
2008	806
2009	848
Thereafter	268,839
$280,265

The estimated fair value of the Company’s $280.3 million and $169.1 million total long-term debt (including current portion) at January 31, 2004 and 2003 was approximately $290.4 million and $191.6 million, respectively.  The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Note 12.       Employee Benefit Plans

Substantially all employees of Miles Kimball are covered by the Miles Kimball Company Retirement Plan (the Plan).  This non-contributory, defined benefit retirement plan provides benefits based on years of service and employee compensation for specified periods.  When the Company acquired Miles Kimball on April 1, 2003, a decision was made to cease the accrual of benefits for all Plan participants, except to the extent that a benefit accrual is required to comply with Section 416 of the Internal Revenue Code.  The Plan was frozen effective May 31, 2003.  All vested benefits that have been accrued as of May 31, 2003 will continue to be held for participants under the terms of the Plan.

The following provides a reconciliation of the benefit obligation, plan assets and funded status of the Plan:

(In thousands)

Benefit Obligation
Benefit Obligation - April 1, 2003	$15,167
Interest cost	604
Actuarial loss	147
Benefits paid	(663)
Benefit obligation - January 31, 2004	$15,255

Fair Value of Plan Assets
Assets - April 1, 2003	$8,698
Actual return on plan assets	1,673
Employer contributions	800
Benefits paid	(663)
Fair value of plan assets - January 31, 2004	$10,508

Funded Status of Plan
Projected benefit obligation in excess of plan assets	$4,747
Unrecognized actuarial gain	973
Accrued benefit cost recognized in the balance sheet	$5,720

Net periodic pension cost consisted of the following for the period April 1, 2003 through January 31, 2004:

Net Periodic Pension Cost
Interest cost	$604
Expected return on plan assets	(553)
Recognized net actuarial loss	$51

The following weighted average assumptions were used to determine the benefit obligation and net periodic pension cost of the Plan:

Assumptions
Discount rate	5.00%
Rate of increase in compensation levels	2.50%
Expected long-term rate of return on plan assets	8.00%

The Plan’s assets at January 31, 2004 consist of 71.5% equity securities, 26.8% fixed income securities and 1.7% of cash equivalents.

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees.  Contributions to all such plans are principally at the Company’s discretion except for the Section 401(k) Company matching contributions, which became guaranteed effective April 1, 2002.  The Gies Group contributes to a Swedish government-sponsored retirement system, which provides retirement benefits to certain of its employees.  The Company has a supplemental pension benefit agreement with one of its key corporate executives.  Benefits pursuant to the agreement will be provided by a purchased annuity insurance policy.  Total expense related to all defined contribution plans for the years ended January 31, 2002, 2003 and 2004 was $3.8 million, $5.0 million and $6.0 million, respectively.

Note 13.       Commitments and Contingencies

The Company utilizes operating leases for a portion of its facilities and equipment.  Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises.  Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating leases are as follows (In thousands):

For the years ending January 31,
2005	$18,421
2006	14,392
2007	11,427
2008	7,255
2009	4,287
Thereafter	9,830
Total minimum payments required	$65,612

Rent expense for the years ended January 31, 2002, 2003 and 2004 was $21.6 million, $26.0 million and $21.2 million, respectively.

The Company leases certain office and warehouse space used in its businesses in the Wholesale Creative Expressions segment from related parties.  Under the terms of the leases, the Company is responsible for all real estate taxes, maintenance and insurance costs.  The lease rates were determined based on market rates for comparable property at the time of entering into the contract.  At January 31, 2004 the total future lease commitments under the related party leases were approximately $3.2 million and the leases expire on various dates through fiscal 2008.

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

The Company has entered into an employment agreement with its Chairman and CEO, Mr. Robert Goergen, dated as of August 1, 2000, as amended by Amendment No. 1 dated as of June 15, 2002 and Amendment No. 2 dated as of March 31, 2004 (sometimes herein referred to as “agreement” or “employment agreement”).  Pursuant to the employment agreement, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 7,500,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 7,500,000 shares of Company Common Stock.

In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 7,500,000 shares of Company Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his spouse.  There is no specified effective date or stock price requirement in the agreements.  The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor’s estate, or his or her beneficiaries, as the case may be, can then sell all of the shares of the Company Common Stock owned by them without registration.

The Company engaged independent consultants to perform a valuation to determine the fair value of the potential obligation under the share buy back provision in Mr. Goergen’s employment agreement.  The results of the valuation indicated that the current value of the buy back provision was deminimus and therefore no liability has been recorded.

Note 14.       401(k) and Profit Sharing Plan

During the third quarter of fiscal 2004, the Company became aware of an issue involving its 401(k) and profit sharing plan.  This issue arose effective April 1, 2002 when the Company amended the plan to allow participants to direct voluntary contributions to be invested in the Company’s common stock, and to permit other investments in the plan to be transferred into the Company’s common stock.  These amendments may have caused the continued operation of the plan since April 1, 2002 to be deemed to be an offering of securities that should have been registered under the Securities Act of 1933  (the “1933 Act”).  If interests should have been registered, the failure of the Company to register interests in the plan may entitle participants to remedies under the 1933 Act, including rescission or damages.  The Company ceased allowing participants to make new investments in Company common stock effective October 17, 2003.  The Company has elected to adopt the so-called “restorative” approach with respect to persons who invested in the Plan on or after April 1, 2002 and on or before October 17, 2003, the last day on which participants in the Plan could make investments in the Company Stock Fund.  Under the restorative approach the Company will make additional contributions to the Plan accounts of 179 participants in the total amount of approximately $3,000.  In the case of a limited number of former participants, payments in the amount of contributions that were due to be made to such participants’ Plan accounts will be mailed directly to such former participants.

Note 15.       Guarantees

From time to time, the Company is party to agreements under which it may be obligated to indemnify a third party with respect to certain matters.  Typically, these obligations arise as a result of leases entered into by the subsidiaries, under which Blyth agrees to indemnify a third party against losses arising from a breach of representations related to lease obligations assumed.  In these circumstances, payment by Blyth is conditioned on the other party making a claim pursuant to the procedures specified in the lease.  These procedures generally allow Blyth to challenge the other party’s claims.  In addition, Blyth’s obligations under these agreements may be limited in terms of time and amount. Historically, payments made by Blyth under these arrangements have not had a material effect on the business, financial condition or results of operations.  Blyth believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company’s business, financial condition or results of operations.  The maximum potential amount of future payments due under these lease arrangements, approximate $22.5 million.  These amounts are included as part of the Company’s consolidated lease commitments as reported in Note 13, Commitments and Contingencies.

Note 16.       Income Taxes

Earnings before provision for income taxes:

Year ended January 31, (In thousands)	2002	2003	2004
United States	$90,609	$118,912	$79,809
Foreign	17,680	23,645	57,084
	$108,289	$142,557	$136,893

Income tax expense consists of the following:

Year ended January 31, (In thousands)	2002	2003	2004
Current income tax expense:
Federal	$33,475	$36,319	$28,943
State	4,298	5,739	4,710
Foreign	5,150	6,263	17,308
	42,923	48,321	50,961
Deferred income tax expense (benefit):
Federal	(2,000)	4,390	(565)
State	(300)	775	(160)
Foreign	(340)	(454)	141
	(2,640)	4,711	(584)
	$40,283	$53,032	$50,377

Significant components of the Company’s deferred tax assets and liabilities are as follows:

January 31, (In thousands)	2003	2004
Deferred tax assets:
Accrued expenses and other	$114	$410
Allowance for doubtful receivables	1,967	1,473
Employee benefit plans	1,173	1,052
Inventory reserves	7,156	6,364
Net operating loss and other tax credit carryforwards	5,782	5,756
Restructuring reserves	2,592	3,871
Valuation allowance	(1,017)	(2,673)
	17,767	16,253
Deferred tax liabilities:
Depreciation and amortization	(24,280)	(35,835)
Net deferred tax liability	$(6,513)	$(19,582)

The valuation allowance relates to certain non-US tax loss carryforwards, for which the Company believes, due to various limitations in these foreign jurisdictions, it is more likely than not that such benefits will not be realized and to a US loss carryforward where the benefit is limited by the US tax regulations.  The increase in the valuation allowance from the prior year is due principally to the net operating loss received as part of a recent US acquisition.  At January 31, 2004, the Company has a $16.4 million net operating loss carryforward, which consists of approximately $7.9 million of federal net operating loss that expires on January 31, 2023 and foreign net operating losses of $8.5 million, which have an indefinite expiration.

As of January 31, 2004, undistributed earnings of foreign subsidiaries considered permanently invested for which deferred income taxes have not been provided were approximately $68.9 million.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

Year ended January 31, (In thousands)	2002	2003	2004
Tax provision at statutory rate	$37,901	$49,895	$47,913
Tax effect of:
State income taxes, net of federal benefit	2,793	4,234	2,958
Foreign rate differential	(1,378)	(2,667)	(2,530)
Other, net	967	1,570	2,036
	$40,283	$53,032	$50,377

Note 17.       Stock Based Compensation

At January 31, 2004, the Company had three stock-based compensation plans, which are described below.

The Company’s Amended and Restated 1994 Employee Stock Option Plan (the “Employee Option Plan”), provides for the grant to officers and employees of both “incentive stock options” and stock options that are non-qualified for Federal income tax purposes.  The total number of shares of common stock for which options may be granted pursuant to the Employee Option Plan shall not exceed the sum of 2,880,000 shares plus an additional number of shares, which were to be added on February 1, 2001, and each anniversary thereof during the term of Employee Option Plan, equal to the lesser of (x) 0.75% of the total outstanding shares of common stock of the Company on the applicable anniversary date and (y) 600,000 shares up to a maximum of 5,280,000 shares.

The exercise price of incentive stock options granted under the Employee Option Plan may not be less than 100% of the fair market value of the common stock at the time of grant, and the term of any option may not exceed 10 years.  Options generally become exercisable over a five-year period.  With respect to any employee who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares at the time of grant, and the term of such option may not exceed five years.  On April 1, 2003, the Board of Directors of the Company unanimously approved an amendment to the Employee Option Plan providing that no awards will be made under such plan after May 31, 2003.

The Company has also adopted the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (the “Non-Employee Director Plan”).  A total of 270,000 shares of common stock may be issued through the exercise of options granted pursuant to the Non-Employee Director Plan.  No option may be granted under the Non-Employee Director Plan after May 31, 2003.

Options granted pursuant to the Non-Employee Director Plan become exercisable as follows: each Initial Grant vests over a two year period at the rate of 50% on each anniversary of the date of grant and each Annual Grant vests in full on the sooner of (x) the first anniversary of the date of the grant or (y) the date of the next Annual Meeting of shareholders of Blyth.  On April 1, 2003, the Board of Directors of the Company unanimously approved an amendment to the Non-Employee Director Plan providing that no awards will be made under such plan after May 31, 2003.

On April 1, 2003, the Board of Directors of the Company unanimously approved the adoption of the 2003 Long-Term Incentive Plan (the “2003 Plan”) and the stockholders approved the 2003 Plan on June 4, 2003.  The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees.  The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period officers or employees of the Company or any of its subsidiaries.

Currently, each non-employee director who is elected to office for the first time is, upon such date, automatically granted an option to acquire 10,000 shares of common stock (“Initial Grant”).  Each non-employee director who is in office with at least six months of service receives, on the date of the Annual Meeting of Shareholders of Blyth beginning in June 2003 and thereafter, an option to acquire 5,000 shares of common stock (“Annual Grant”).  The price of shares that may be purchased upon exercise of an option is the fair market value of the common stock on the date of grant.

On March 31, 2004, the Board of Directors of the Company unanimously approved Amendment No. 1 to the 2003 Plan.  If the stockholders approve Amendment No. 1 to the 2003 Plan at the Annual Meeting of Stockholders on June 24, 2004 (the “2004 Annual Meeting”), effective as of such approval, non-employee directors will no longer receive formulaic option grants.  Instead, annual awards will be determined by the Company’s full Board of Directors, subject to an annual limit of awards of 5,000 shares of Common Stock or share equivalents for new non-employee directors and 2,500 shares of Common Stock or share equivalents for continuing non-employee directors.  At the 2004 Annual Meeting, if the stockholders approve Amendment No. 1 to the Long-Term Incentive Plan, each non-employee director with at least six months service will be granted 1,500 restricted stock units vesting in two equal installments beginning on the first anniversary of the date of grant instead of the Annual Grant.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price
Outstanding at January 31, 2001	1,833,450	$23.72
Options granted	504,000	22.71
Options exercised	(78,200)	7.49
Options cancelled	(349,199)	31.85
Outstanding at January 31, 2002	1,910,051	22.63
Options granted	538,500	27.30
Options exercised	(193,906)	17.38
Options cancelled	(178,800)	25.05
Outstanding at January 31, 2003	2,075,845	24.87
Options granted	388,000	26.31
Options exercised	(253,820)	22.81
Options cancelled	(130,700)	25.77
Outstanding at January 31, 2004	2,079,325	$25.34

At January 31, 2002, 2003 and 2004, options to purchase 764,351, 806,677 and 920,724 shares, respectively, were exercisable.

Options outstanding and exercisable as of January 31, 2004, by price range:

			Outstanding			Exercisable
Range of Exercise Price			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.60	-	14.40	68,500	0.84	$8.56	68,500	$8.56
14.40	-	25.20	657,800	6.09	22.93	326,800	23.02
25.20	-	36.00	1,353,025	6.95	27.30	525,424	28.34
			2,079,325			920,724

The weighted average fair value of options granted during the years ended January 31, 2002, 2003 and 2004 was  $10.53, $11.29 and $9.68, respectively.

Certain members of the Company’s management have been granted phantom stock appreciation rights (“SARs”). These SARs vest in equal installments as of the end of each fiscal year and are subject to a term as specified in each individual agreement.  Upon exercise of the SARs, the participant is entitled to receive a payout amount as defined in the agreement.  At the expiration of the term, any outstanding portion of vested SARs is deemed to be exercised, and the participant is entitled to a payout.  The Company’s Consolidated Balance Sheets reflect a liability for these SARs in the amount of $0.5 million and $0.2 million at January 31, 2004 and 2003, respectively.

Note 18.       Segment Information

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  Within this category, the Company reports its financial results in five segments – the Direct Selling segment, the Wholesale Home Fragrance segment, the Wholesale Creative Expressions segment, the Catalog & Internet segment, and the All Other segment.  Miles Kimball, acquired in April 2003 and Walter Drake, acquired in December 2003, are included in the Catalog & Internet segment.  Kaemingk, acquired in June 2003, is included in the Wholesale Home Fragrance segment.  Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment.  The Company has reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the appropriate number of reportable segments should have been five in fiscal 2004 and four in fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to the acquisitions that were consummated in fiscal 2004).  The Company’s financial statement footnotes have been restated to reflect the revised segments.  The Company’s reportable and operating segments are based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance.  Revenues are not reported by product or group of similar products, as it is impractical to do so.  The Company has operations outside of the United States and sells products in the Direct Selling and Wholesale Home Fragrance segments worldwide.  The majority of sales in the Wholesale Creative Expressions, Catalog & Internet and All Other segments are domestically based.

Within the Direct Selling segment, the Company designs, manufactures and markets an extensive line of products including scented candles, fragranced bath gels and body lotions and other fragranced products.  It also designs and markets a broad range of related candle accessories.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of more than 56,000 independent sales consultants.

Within the Wholesale Home Fragrance segment, the Company designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products.  It also designs and markets a wide range of related candle accessories.  In addition, within its Kaemingk business unit, the Company designs and markets seasonal decorations to independent and specialty retailers.  Products in this segment are sold worldwide to retailers in the premium and specialty wholesale channels under the Ambria®, Carolina®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Gies®(1), Kaemingk®(1), Kate’s™ and Liljeholmens® brands and in the mass retail channel under the Ambria®, FilterMate®, Florasense® and Gies®(1) brands.

Within the Wholesale Creative Expressions segment, the Company designs, sources and markets a broad range of home décor products under the CBK® brand, seasonal decorations under the Holiday365™, JMC Impact™ and Seasons of Cannon Falls™ brands, and, until Jeanmarie was sold in April 2004, decorative gift bags under the Jeanmarie® brand.  These products are sold primarily in North America.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts under the Exposures®, Miles Kimball® and Walter Drake® brands.  These products are sold primarily in North America.

Within the All Other segment, the Company designs, manufactures or sources and markets a variety of chafing fuel, candles and tabletop lighting products to the Away From Home or foodservice trade under the brand names Ambria®, HandyFuel® and Sterno®.  These products are sold primarily in North America.

Earnings in all segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other income (expense) includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, deferred bond costs and other long-term investments, which are not allocated to the business segments.

The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets, goodwill and long-term investments) based on physical location.

(1)   Colonial, Gies and Kaemingk trademarks are registered and sold only outside the United States.

Operating Segment Information

Year ended January 31, (In thousands)	2002	2003	2004
	Restated (Note 2)	Restated (Note 2)
Net Sales
Direct Selling	$666,036	$717,442	$764,527
Wholesale Home Fragrance	322,310	310,171	373,527
Wholesale Creative Expressions	135,968	203,980	203,906
Catalog & Internet	—	—	110,728
All Other	54,457	56,990	52,885
Total	$1,178,771	$1,288,583	$1,505,573

Earnings
Direct Selling (1), (3)	$139,147	$149,657	$142,296
Wholesale Home Fragrance (1),(2),(3)	(35,093)	(24,851)	(10,702)
Wholesale Creative Expressions (1), (3)	15,674	25,995	17,179
Catalog & Internet	—	—	5,199
All Other (1)	762	4,716	(895)
	120,490	155,517	153,077
Other income (expense)	(12,201)	(12,960)	(16,184)
Earnings before income taxes and cumulative effect of accounting change	$108,289	$142,557	$136,893

Identifiable Assets
Direct Selling	$222,794	$246,607	$273,900
Wholesale Home Fragrance	298,788	238,829	299,882
Wholesale Creative Expressions	97,584	174,827	165,699
Catalog & Internet	—	—	160,380
All Other	69,435	61,816	60,552
Unallocated Corporate	116,180	138,005	167,550
Total	$804,781	$860,084	$1,127,963

Capital Expenditures
Direct Selling	$6,016	$5,321	$5,333
Wholesale Home Fragrance	1,758	4,694	7,492
Wholesale Creative Expressions	940	2,140	5,987
Catalog & Internet	—	—	1,399
All Other	1,087	575	618
Unallocated Corporate	2,100	1,592	1,134
Total	$11,901	$14,322	$21,963

Depreciation and Amortization
Direct Selling	$12,260	$12,386	$12,174
Wholesale Home Fragrance	16,035	12,888	15,488
Wholesale Creative Expressions	3,738	2,165	2,617
Catalog & Internet	—	—	2,858
All Other	2,968	1,820	1,785
Unallocated Corporate	1,245	953	1,032
Total	$36,246	$30,212	$35,954

GEOGRAPHIC INFORMATION
Net Sales
United States	$866,916	$943,009	$1,026,275
Germany	115,967	134,983	177,443
Other International	195,888	210,591	301,855
Total	$1,178,771	$1,288,583	$1,505,573

Long Lived Assets
United States	$258,127	$288,617	$391,517
International	72,426	77,498	118,183
Total	$330,553	$366,115	$509,700

(1)       2002 Wholesale Home Fragrance segment includes restructuring and impairment charges of approximately $12.6 million and inventory revaluation charges of $11.3 million. Direct Selling segment includes restructuring and impairment charges of $0.8 million.  Wholesale Creative Expressions segment includes restructuring and impairment charges of $0.4 million and the All Other segment includes restructuring and impairment charges of $0.3 million.  (See Note 5 to the Consolidated Financial Statements).

(2)       2003 Wholesale Home Fragrance segment includes an impairment charge of approximately $2.6 million as a result of placing Wax Lyrical into administrative receivership (See Note 5 to the Consolidated Financial Statements).

(3)       2004 earnings include $23.8 million of restructuring and impairment charges of which $16.7 million relates to the Wholesale Home Fragrance segment, $6.7 million relates to the Direct Selling segment and $0.4 million relates to the Wholesale Creative Expressions segment (See Note 5 to the Consolidated Financial Statements).

Note 19.       Stock Repurchase Plan

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the share repurchase program.  The Company repurchases shares to offset grants of restricted stock and shares issued upon exercise of stock options and to decrease shares outstanding.  During fiscal 2004, a total of 701,000 shares were repurchased for a total cost of approximately $18.8 million.  As of January 31, 2004, the Company had cumulatively purchased on the open market 4,345,100 common shares for a total cost of approximately $105.4 million.  The acquired shares are held as common stock in treasury at cost.

Note 20.       Earnings Per Share

The following table presents the components of basic and diluted net earnings per common share:

Year ended January 31, (In thousands)	2002	2003	2004
	Restated (Note 2)
Net earnings	$68,006	$57,772	$86,351
Weighted average number of common shares outstanding:
Basic	47,056	46,256	45,771
Dilutive effective of stock options and restricted shares	149	259	256
Weighted average number of common shares outstanding:
Diluted	47,205	46,515	46,027

As of January 31, 2002, 2003 and 2004, options to purchase 236,529, 37,395 and 31,954 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 21.       Fire Loss

In July 2003, the Company’s manufacturing facility located in Monterrey, Mexico was destroyed by fire.  Products manufactured at this leased facility were primarily for the North American mass market.  Customer service disruptions were minimal as other Company facilities and third party suppliers met the production requirements and are expected to meet production requirements for the foreseeable future.  The Company has decided not to rebuild the Monterrey facility.  The loss of fixed assets and inventory totaled approximately $8.0 million.  The Company incurred additional costs of $1.9 million through January 31, 2004, primarily for the additional production costs of manufacturing product at different facilities.   Some of these costs remain in ending inventory at January 31, 2004.  The Company is insured for losses related to this fire and has received $7.6 million in insurance proceeds as of February 6, 2004.

Note 22.       Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the years ended January 31 is as follows:

	2003 Quarter Ended
	(In thousands, except per share data)
	As Previously Reported April 30	As Restated(2) April 30	July 31	October 31	January 31
Net sales	$277,896	$277,896	$268,021	$362,181	$380,485
Gross profit	145,008	145,008	137,332	172,487	185,475
Earnings before cumulative effect of accounting change	17,304	17,304	18,806	30,474	22,941
Cumulative effect of accounting change	(4,515)	(31,753)	—	—	—
Net earnings	$12,789	$(14,449)	$18,806	$30,474	$22,941
Basic earnings per share: (1), (3)
Before cumulative effect of accounting change	$0.37	$0.37	$0.41	$0.66	$0.50
Cumulative effect of accounting change	(0.10)	(0.69)	—	—	—
	$0.28	$(0.32)	$0.41	$0.66	$0.50
Diluted earnings per share: (1), (3)
Before cumulative effect of accounting change	$0.37	$0.37	$0.40	$0.65	$0.50
Cumulative effect of accounting change	(0.10)	(0.68)	—	—	—
	$0.28	$(0.31)	$0.40	$0.65	$0.50

	2004 Quarter Ended
	(In thousands, except per share data)
	April 30	July 31	October 31	January 31
Net sales	$311,991	$275,268	$431,901	$486,413
Gross profit	161,396	134,552	196,938	230,789
Net earnings	19,627	11,246	34,774	20,704
Net earnings per common and common equivalent share: (1)
Basic	$0.43	$0.25	$0.76	$0.45
Diluted	0.42	0.24	0.76	0.45

(1)       The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.

(2)       The Company has restated its fiscal 2003 financial statements  to increase the cumulative effect of accounting change for the adoption of SFAS 142, “Goodwill and Other Intangible Assets.” See Note 2 to the Consolidated Financial Statements.

(3)       Net earnings per share amounts for the three months ended April 30, 2002 do not foot due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Previous independent accountants

On March 16, 2004, the Board of Directors of the Company, acting upon the recommendation of the Audit Committee, dismissed PricewaterhouseCoopers LLP (“PwC”) as the independent accountants of the Company, effective as of April 26, 2004, the date of its report on the financial statements of the Company as of January 31, 2004 and for the year then ended, which financial statements are included in this Annual Report on Form 10-K.

PwC’s reports on the financial statements of the Company for the fiscal years ended January 31, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits of the financial statements of the Company for the two most recent fiscal years ended January 31, 2004, and through April 30, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in their reports on the Company’s financial statements for such fiscal years, except as follows:  In connection with its audit of the financial statements of the Company as of January 31, 2004 and for the year then ended, PwC advised the Company in early April, 2004, that it believed that the Company’s then current designation of two reporting segments did not comply with the requirements of Statement of Financial Accounting Standards No. 131 (“Disclosures about Segments of an Enterprise and Related Information”), a position with which the Company did not agree.  The Audit Committee has discussed the subject of the designation of operating segments with PwC.  The Company has authorized PwC to respond fully to the inquiries of Deloitte & Touche LLP, the Company’s independent accountants for the fiscal year ending January 31, 2005, concerning this disagreement.

In response to PwC’s advice that it believed that the Company’s designation of two reporting segments did not comply with the requirements of SFAS 131, the Company reevaluated its reporting segments as at the end of each of its fiscal years ended January 31, 2004, 2003 and 2002.  As a result of such reevaluation, the Company determined to report its financial results in five reporting segments in fiscal 2004, and four reporting segments in fiscal 2003 and fiscal 2002.  This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under Statement of Financial Accounting Standards No. 142 (“Goodwill and Other Intangible Assets”), retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002, and each subsequent year-end balance sheet date thereafter.  These impairment reviews have indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.  Both of these businesses are components of the Wholesale Home Fragrance reporting segment.  The Company’s fiscal 2003 financial statements have been restated to reflect the recording of these $27.2 million in goodwill impairment charges as part of the cumulative effect of adopting SFAS 142 as of February 1, 2002.

During each of the two years in the period ended January 31, 2004, and through April 30, 2004, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)), except for the following event:  On April 21, 2004, PwC advised the Company that it had identified an internal control issue which PwC considered to be a material weakness in that changes in circumstances, internal reporting and management structures appeared not to have been properly evaluated by management or considered in connection with ongoing compliance with SFAS 131 and SFAS 142 guidance.  PwC recommended that the Company should (A) have a process in place to evaluate changes in management structure and reporting to the chief operating decision maker that would effect segment determination, (B) strengthen procedures to monitor all changes in operations that impact accounting and reporting matters and (C) ensure that it has sufficient staffing in its financial reporting function, with appropriate technical qualifications and tasked with ensuring ongoing compliance with relevant accounting and financial reporting requirements.

(b) New independent accountants

On March 16, 2004, the Board of Directors of the Company, acting upon the recommendation of the Audit Committee, appointed Deloitte & Touche LLP as the independent accountants of the Company for the fiscal year ending January 31, 2005.

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of its principal executive officer and its principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, the Company’s principal executive officer and its principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  Nonetheless, in light of PwC’s advice to the Company that it has identified an internal control issue which PwC considers to be a material weakness, as described in Item 9(a) above, the Company, and its principal executive officer and its principal financial officer, recognize that the Company may need to make improvements in its internal controls, particularly insofar as they relate to ongoing compliance with SFAS 131 and SFAS 142 guidance, having in mind the recommendations that have been made by PwC, as described in Item 9(a) above.  However, the Company and its principal executive officer and its principal financial officer have not yet determined what action, if any, the Company should take in response to PwC’s recommendations.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

Item 14.  Principal Accountant Fees and Services

The information required by Items 10 through 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2004.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1).  Financial Statements

The following consolidated financial statements are contained on the indicated pages of this report:

(a)(2).  Financial Statement Schedules

The following financial statement schedules are contained on the indicated pages of this report:

Page No.
Report of Independent Auditors	S-1

Valuation and Qualifying Accounts	S-2

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

(a)(3).  Exhibits

Exhibit No.	Description of Exhibit

3.1*	Restated Certificate of Incorporation of the Registrant
3.2*	Restated By-laws of the Registrant
4.1(a)

Form of Indenture, dated as of May 20, 1999, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-77721) filed on May 4, 1999)

4.1(b)

Form of First Supplemental Indenture dated as of September 29, 1999 between the Registrant and First Union National Bank, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 1999)

4.1(c)

Form of Second Supplemental Indenture dated as of October 23, 2003 between the Registrant and Wachovia Bank, National Association, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2003)

10.1

Note Purchase Agreement, dated July 7, 1995 (the “Note Purchase Agreements”), relating to the 7.54% Senior Notes due June 30, 2005, among Candle Corporation Worldwide, Inc., Candle Corporation of America, and PartyLite Gifts, Inc., as Issuers, the Registrant, as guarantor, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1995)

10.1(a)

Fourth Amendment, dated as of October 17, 1997, to Note Purchase Agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.1(b)

Assumption Agreement, dated as of October 17, 1997, of Note Purchase Agreements, among Candle Corporation Worldwide, Inc., Candle Corporation of America, and PartyLite Gifts, Inc., as assignors, and the Registrant, as assignee (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.1(c)

Guaranty Agreement, dated as of October 17, 1997, by Candle Corporation Worldwide, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.1(d)	Form of 7.54% Senior Notes due June 30, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.1(e)

Fifth Amendment, dated as of May 17, 1999, to Note Purchase Agreements (incorporated by reference to Exhibit 10.2(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000)

10.2*	Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc.
10.2(a)

First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I General Partnership, and PartyLite Gifts, Inc., to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996)

10.2(b)

Second Amendment, dated August 4, 2000, between Carol Point LLC, a Massachusetts limited liability company, as successor landlord to ERI-CP Inc., and PartyLite Gifts, Inc., to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996) (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002)

10.2(c)

Third Amendment, dated February 28, 2001, between Carol Point LLC, a Massachusetts limited liability company, as successor landlord to ERI-CP Inc., and PartyLite Worldwide, Inc., as tenant, pursuant to Assignment and Assumption Agreement, dated January 31, 2001, between PartyLite Gifts, Inc. (assignor) and PartyLite Worldwide, Inc. (assignee), to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996) (incorporated by reference to Exhibit 10.3(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002)

10.3

Lease Agreement, dated June 25, 1997, between Carol Stream I Development Company, as landlord, PartyLite Gifts, Inc., as tenant, and the Registrant, as guarantor (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.3(a)

First Amendment to Lease, dated February 1, 2001, between MP 437 Tower CS, Inc. by RREEF Management Company, as landlord, as successor to Carol Stream I Development Company, and PartyLite Worldwide, Inc., as tenant, pursuant to Assignment and Assumption Agreement, dated January 31, 2001, between PartyLite Gifts, Inc. (assignor) and PartyLite Worldwide, Inc. (assignee) (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002)

10.4*+	Form of Indemnity Agreement between the Registrant and each of its directors
10.5+	Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on December 21, 1999)
10.6+

Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)

10.6(a)+

Amendment No. 1 dated as of June 15, 2002 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.6(b)+**	Amendment No. 2 dated as of March 31, 2004 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen
10.7+

Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit A to the Employment Agreement filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001)

10.7(a)+**	Amendment No. 1 dated as of March 12, 2004 to the Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen
10.8+

Credit Agreement, dated as of August 5, 2002, among the Registrant, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and LaSalle Bank, National Association, as Co-Syndication Agents and Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.9+	Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed April 17, 2000)
10.9(a)+**	Amendment No. 1 to the Amended and Restated 1994 Employee Stock Option Plan of the Registrant
10.10+

Form of Non-transferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.11+

Form of Non-transferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.12+	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed April 19, 2002)
10.12(a)+**	Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant
10.13*+	Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant
10.14+	2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K/A filed April 17, 2003)
10.14(a)+	Amendment No. 1 to the 2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed April 27, 2004)
16.**	Letter re Change in Certifying Accountant
21.**	List of Subsidiaries
23.**	Consent of PricewaterhouseCoopers LLP, independent accountants
24.1**	Power of Attorney
24.2**	Certified Resolutions of the Board of Directors of the Registrant
31.1**	Section 302 Certification of Chairman and Chief Executive Officer
31.2**	Section 302 Certification of Vice President and Chief Financial Officer
32.1**	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*             Included as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.

**                        Filed herewith.

+             Management contract or compensatory plan required to be filed by Item 15(c) of this report.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed or furnished during the fourth quarter of the fiscal year ended January 31, 2004:

Current Report on Form 8-K, furnished November 12, 2003, attaching the Company’s presentation at the Wall Street Analyst Forum; management reiteration of full year earnings per share guidance of in excess of $2.10 press release.

Current Report on Form 8-K, furnished December 5, 2003, attaching third quarter sales and earnings press release.

Current Report on Form 8-K, filed January 15, 2004 regarding the temporary suspension of trading under the Company’s employee benefit plans.

Current Report on Form 8-K, furnished January 30, 2004, attaching estimates of fourth quarter and full year earnings per share; acquisition of Walter Drake press releases.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2004	BLYTH, INC.

	By:	/s/ Robert B. Goergen
Name: Robert B. Goergen
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Goergen	Chairman and Chief Executive Officer;	April 30, 2004
Robert B. Goergen	Director (Principal Executive Officer)

/s/ Robert H. Barghaus	Vice President and Chief Financial Officer	April 30, 2004
Robert H. Barghaus	(Principal Financial and Accounting Officer)

/s/ Roger A. Anderson	Director	April 30, 2004
Roger A. Anderson

/s/ John W. Burkhart	Director	April 30, 2004
John W. Burkhart

/s/ Pamela M. Goergen	Director	April 30, 2004
Pamela M. Goergen

/s/ Neal I. Goldman	Director	April 30, 2004
Neal I. Goldman

/s/ Philip Greer	Director	April 30, 2004
Philip Greer

/s/ Carol J. Hochman	Director	April 30, 2004
Carol J. Hochman

/s/ Wilma H. Jordan	Director	April 30, 2004
Wilma H. Jordan

/s/ John E. Preschlack	Director	April 30, 2003
John E. Preschlack

/s/ Howard E. Rose	Director	April 30, 2004
Howard E. Rose

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors and
Stockholders of Blyth, Inc.:

Our audits of the consolidated financial statements referred to in our report dated April 26, 2004, appearing in the 2004 Annual Report to Stockholders of Blyth, Inc. and Subsidiaries on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
April 26, 2004

S-1

BLYTH, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended January 31, 2002, 2003 and 2004
(In thousands)

Description	Balance at Beginning of Period	Acquired Balances	Charged to Costs and Expenses	Deductions	Balance at End of Period

2002

Allowance for doubtful accounts	$2,120	$1,835	$2,705	$(3,856)	$2,804
Income tax valuation allowance	1,730	111	—	—	1,841
Inventory reserve	9,701	2,290	21,312	(12,801)	20,502

2003

Allowance for doubtful accounts	$2,804	$255	$3,853	$(2,819)	$4,093
Income tax valuation allowance	1,841	—	500	(1,324)	1,017
Inventory reserve	20,502	400	22,709	(16,466)	27,145

2004

Allowance for doubtful accounts	$4,093	$623	$1,809	$(2,055)	$4,470
Income tax valuation allowance	1,017	1,656	—	—	2,673
Inventory reserve	27,145	1,343	15,462	(20,970)	22,980

S-2