Form 10-Q
period 2004-04-30
BLYTH INC
filed 2004-06-09
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

or

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

45,678,927 Common Shares as of June 4, 2004

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	April 30, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,267	$229,726
Accounts receivable, less allowance for doubtful receivables of $3,879 and $4,470 respectively	101,533	104,502
Inventories	212,388	208,581
Prepaid and other	45,271	40,302
Short-term investment	10,000	—
Assets held for sale	1,085	9,437
Deferred income taxes	13,649	14,191
Total current assets	616,193	606,739
Property, plant and equipment, at cost:
Less accumulated depreciation of $217,623 and $210,961, respectively	254,431	260,497
Other assets:
Investments	12,487	3,510
Goodwill	207,120	204,093
Other intangible assets, net of accumulated amortization of $2,075 and $1,500, respectively	41,025	41,600
Deposits and other assets	11,754	11,524
	272,386	260,727
Total assets	$1,143,010	$1,127,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$20,727	$13,621
Current maturities of long-term debt	4,476	4,522
Accounts payable	58,220	78,407
Accrued expenses	103,048	97,395
Dividend payable	7,757	—
Liability associated with assets held for sale	—	508
Income taxes	17,689	11,746
Total current liabilities	211,917	206,199
Deferred income taxes	35,393	33,773
Long-term debt, less current maturities	275,409	275,743
Minority interest and other	23,542	23,278
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,180,027 shares and 49,975,502 shares, respectively	1,004	999
Additional contributed capital	113,486	107,965
Retained earnings	580,089	570,171
Accumulated other comprehensive income	14,216	15,224
Treasury stock, at cost, 4,546,800 shares and 4,345,100 shares, respectively	(112,046)	(105,389)
Total stockholders’ equity	596,749	588,970
Total liabilities and stockholders’ equity	$1,143,010	$1,127,963

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three months ended April 30, (Unaudited, in thousands, except per share data)	2004	2003

Net sales	$358,980	$311,991
Cost of goods sold	175,969	150,595
Gross profit	183,011	161,396
Selling	115,075	97,069
Administrative	33,675	30,069
	148,750	127,138
Operating profit	34,261	34,258
Other expense (income):
Interest expense	5,209	3,590
Interest income and other	(891)	(591)
Equity in loss of investee	23	135
	4,341	3,134
Earnings before income taxes and minority interest	29,920	31,124
Income tax expense	12,195	11,453
Earnings before minority interest	17,725	19,671
Minority interest	(50)	(44)
Net earnings	$17,675	$19,627
Basic:
Net earnings per common share	$0.39	$0.43
Weighted average number of shares outstanding	45,665	46,080
Diluted:
Net earnings per common share	$0.38	$0.42
Weighted average number of shares outstanding	46,105	46,208

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

			Additional				Accumulated other
	Common stock		contributed	Retained	Treasury stock		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total

For the three months ended April 30, 2003:

Balance, January 31, 2003	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852

Net earnings for the period				19,627				19,627
Foreign currency translation adjustments							(544)	(544)
Unrealized holding gain on certain investments (net of tax of $31)							52	52
Net loss on cash flow hedging instruments (net of tax of $217)							(373)	(373)
Comprehensive income								18,762

Common stock issued in connection with exercise of stock options	29,545	1	334					335
Tax benefit from stock options			5					5
Dividends declared		—		(5,979)				(5,979)

Treasury stock purchases	—				(111,800)	(2,828)		(2,828)

Balance, April 30, 2003	49,733,227	$995	$101,906	$510,275	(3,755,900)	$(89,413)	$(5,616)	$518,147

For the three months ended April 30, 2004:

Balance, January 31, 2004	49,975,502	$999	$107,965	$570,171	(4,345,100)	$(105,389)	$15,224	$588,970

Net earnings for the period				17,675				17,675
Foreign currency translation adjustments							(1,192)	(1,192)
Unrealized holding loss on certain investments (net of tax of $13)							(24)	(24)
Net gain on cash flow hedging instruments (net of tax of $117)							208	208

Comprehensive income								16,667

Common stock issued in connection with exercise of stock options	204,525	5	5,385					5,390

Tax benefit from stock options			136					136
Dividends declared			—	(7,757)				(7,757)

Treasury stock purchases				—	(201,700)	(6,657)		(6,657)

Balance, April 30, 2004	50,180,027	$1,004	$113,486	$580,089	(4,546,800)	$(112,046)	$14,216	$596,749

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended April 30, (Unaudited, in thousands)	2004	2003
Cash flows from operating activities:
Net earnings	$17,675	$19,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,048	7,872
Tax benefit from stock options	136	5
Deferred income taxes	2,357	(598)
Equity in earnings of investee	23	135
Minority interest	(13)	150
Gain on sale of assets held for sale	(364)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	2,452	569
Inventories	(4,518)	(1,370)
Prepaid and other	(1,234)	(4,584)
Deposits and other assets	(240)	(305)
Goodwill disposed of due to sale of assets held for sale	(3,621)	—
Accounts payable	(18,859)	(3,651)
Accrued expenses	6,156	(7,889)
Other liabilities	628	1,109
Income taxes	6,124	10,606
Total adjustments	(1,925)	2,049
Net cash provided by operating activities	15,750	21,676
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,953)	(2,875)
Purchases of investments	(19,000)	—
Purchases of long-term investment	—	(360)
Proceeds from sale of assets held for sale	9,752	—
Purchase of businesses, net of cash acquired	(6,565)	(65,974)
Net cash used in investing activities	(18,766)	(69,209)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,390	335
Purchase of treasury stock	(6,657)	2,828
Borrowings from bank line of credit	13,816	11,643
Repayments on bank line of credit	(6,716)	(3,663)
Repayments on long-term debt	(188)	(114)
Net cash provided by financing activities	5,645	11,029
Effect of exchange rate changes on cash	(88)	(4,045)
Net increase (decrease) in cash and cash equivalents	2,541	(40,549)
Cash and cash equivalents at beginning of period	229,726	168,596
Cash and cash equivalents at end of period	$232,267	$128,047
Non-cash financing activities:
Cash dividend declared, $0.17 per share in 2004 and $0.13 in 2003	$7,757	$5,979

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  At January 31, 2004 the Company reported its financial results in five segments: Direct Selling, Wholesale Home Fragrance, Wholesale Creative Expressions, Catalog & Internet and All Other. As a result of certain organizational changes we have implemented, we have reevaluated our reporting segments pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and determined to report financial information with respect to three segments beginning with the period ended April 30, 2004. These new reporting segments are as follows - the Direct Selling segment, the Wholesale segment, and the Catalog & Internet segment.  The Company’s reportable segments are based on similarities in distribution channels, customers and management oversight.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, related accessories, fragranced bath gels and body lotions and other fragranced products.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of more than 52,000 independent sales consultants.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance, home décor, seasonal decorations and Away From Home products.  Products in this segment are sold worldwide to retailers in the premium and specialty retail channels under the Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, CBK®, Holiday365™, Kaemingk®(1) and Seasons of Cannon Falls™ brands and to retailers in the mass retail and foodservice channel under the Ambria®, FilterMate®, Florasense®, Gies®(1), Liljeholmens®, and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources, markets and distributes a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts sold direct to the consumer under the Miles Kimball®, Exposures®, Walter Drake®, Home Marketplace® and Directions…The Path To Better Health® brands.  These products are sold primarily in North America.

The consolidated financial statements include the accounts of the Company, and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring accruals necessary for fair presentation of the Company’s consolidated financial position at April 30, 2004 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2004 and 2003. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2004, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.

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

Three months ended (In thousands, except per share data)

	April 30, 2004	April 30, 2003
Net earnings:
As reported	$17,675	$19,627
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	439	510
Pro forma	$17,236	$19,117
Net earnings per common share:
As reported:
Basic	$0.39	$0.43
Diluted	0.38	0.42
Pro forma:
Basic	$0.38	$0.41
Diluted	0.36	0.40

2.                                      Business Acquisitions

On April 1, 2003, the Company acquired 100% of the Miles Kimball Company (“Miles Kimball”), a direct marketer of giftware, home décor and household convenience items, premium photo albums, frames and holiday cards under the Miles Kimball® and Exposures® catalog titles for approximately $66.2 million in cash.  The acquisition of Miles Kimball aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $46.0 million, which will not be deductible for income tax purposes.  The other intangibles acquired consist of $16.1 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus $9.0 million of customer lists, which will be amortized on an accelerated basis over 12 years.  Amortization expense recorded in fiscal 2004 totaled $1.4 million.  Estimated amortization expense for the next 5 fiscal years is as follows:  $1.5 million, $1.5 million, $1.2 million, $0.9 million and $0.9 million.  The results of operations of Miles Kimball are included in the Consolidated Statements of Earnings of the Company since April 2, 2003.  For segment reporting purposes, Miles Kimball is included in the Catalog & Internet segment.

On June 20, 2003, the Company acquired a 100% interest in Kaemingk B.V. (“Kaemingk”), a designer and marketer of a wide range of premium seasonal decorations. Kaemingk’s product lines feature Christmas décor, including ornaments, lighting, trim, glassware, candles and plush animals, as well as spring and summer decorative accents.  The acquisition of Kaemingk aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions.  The cash purchase price was approximately $36.2 million less cash acquired of $7.7 million resulting in net cash paid of $28.5 million.  Approximately $30.6 million of the cash purchase price was borrowed under the Company’s $200 million unsecured revolving credit facility.  The Company also assumed Kaemingk’s long-term debt of approximately $14.4 million.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $17.6 million, which will not be deductible for income tax purposes.  During the quarter ended October 31, 2003, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment.  In addition to the fixed purchase price, there is contingent consideration payable in the form of a three-year earn out provision based on a pre-defined formula related to a multiple of earnings before interest and income taxes. A $3.4 million liability for the first annual earn out payment was recorded in the quarter ended April 30, 2004. The results of operations of Kaemingk are included in the Consolidated Statements of Earnings of the Company since June 21, 2003.  For segment reporting purposes, Kaemingk is included in the Wholesale segment.

On December 22, 2003, the Company acquired 100% of Walter Drake, a direct marketer of value-priced household products including household gifts, gadgets and convenience products, personalized merchandise, home décor and holiday cards under the Walter Drake and Home Marketplace catalog titles, for approximately $53.8 million in cash.  The acquisition of Walter Drake aligns with the one component of the Company’s overall growth strategy, which is to grow through selected acquisitions.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million, which will be deductible for income tax purposes.  During the quarter ended April 30, 2004, the Company recorded an adjustment to record additional liabilities primarily related to severance of employees of the Colorado Springs facility as of the acquisition date.  These additional costs relate to the integration of the Walter Drake business into Miles Kimball, which is expected to be completed by the end of the third quarter of fiscal 2005.  These adjustments increased the goodwill by approximately $3.1 million to $28.5 million.  The other intangibles acquired consist of approximately $12.0 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus approximately $6.0 million of customer lists, which will be amortized on an accelerated basis over 10 years. Estimated amortization expense for the next 5 fiscal years is as follows:  $0.9 million, $0.9 million, $0.9 million, $0.6 million and $0.6 million.  The results of operations of Walter Drake are included in the Consolidated Statements of Earnings of the Company since December 23, 2003.  For segment reporting purposes, Walter Drake is included in the Catalog & Internet segment.

The following provides an allocation of the purchase price of Walter Drake (in thousands)

Cash Purchase Price	$54,195
Less: Assets acquired
Accounts receivable	539
Inventories	6,010
Prepaid and other	5,743
Property, plant and equipment	4,667
Intangible assets	18,000
34,959
Plus: Liabilities assumed
Cash overdraft	580
Accounts payable	3,442
Accrued expenses	5,057
Other	189
9,268
Unallocated purchase price (goodwill)	28,504

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company, Miles Kimball, Kaemingk and Walter Drake assuming that the acquisitions of Miles Kimball, Kaemingk and Walter Drake had taken place on February 1, 2003.  The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Miles Kimball, Kaemingk and Walter Drake and no representation is made by the Company with respect to the accuracy of such information.  The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of Miles Kimball’s and Walter Drake’s property, plant, and equipment, amortization of identifiable intangibles of Miles Kimball and Walter Drake and income tax expense.

	Three months ended April 30,
(In thousands except per share data)	2004	2003
Net sales	$358,980	$355,418
Net earnings	17,675	18,214
Basic:
Net earnings per common share	$0.39	$0.40
Diluted:
Net earnings per common share	$0.38	$0.39

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2003.

The following table shows changes in the carrying amount of goodwill for the quarter ended April 30, 2004, by operating segment:

	Wholesale	Catalog & Internet	Total
Goodwill at January 31, 2004	$133.0	$71.1	$204.1
Increase related to acquisitions:
Kaemingk earn out payment	3.4	—	3.4
Walter Drake integration costs	—	3.1	3.1
Total increase related to acquisitions	3.4	3.1	6.5
Goodwill disposed of related to sale of Jeanmarie Creations	(3.6)	—	(3.6)
Miles Kimball pension liability adjustment	—	0.4	0.4
Foreign currency translation adjustment related to Kaemingk goodwill	(0.3)	—	(0.3)
Total adjustments	(0.5)	3.5	3.0
Goodwill at April 30, 2004	$132.5	$74.6	$207.1

3.                                      Inventories

The components of inventory consist of the following (in thousands):

	April 30, 2004	January 31, 2004
Raw materials	$27,412	$25,104
Work in process	1,508	915
Finished goods	183,468	182,562
	$212,388	$208,581

4.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

Three months ended April 30,	2004	2003
Net earnings	$17,675	$19,627
Weighted average number of common shares outstanding:
Basic	45,665	46,080
Dilutive effect of stock options	440	128
Weighted average number of common shares outstanding:
Diluted	46,105	46,208

As of April 30, 2004 and 2003, options to purchase 645 and 102,754 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

5.                                      Restructuring Charges

During the third and fourth quarters of fiscal 2004 the Company recorded severance payments to employees of $0.5 million pre-tax related to the closure of its Hyannis, manufacturing facility. In conjunction with the closing, the Company eliminated 43 jobs, comprised of manufacturing and management positions. This manufacturing facility, which was the Company’s smallest, is located in a busy downtown area of Cape Cod, making transportation of raw materials and finished products to and from the location challenging. Operations are being consolidated into Blyth’s manufacturing facility in Batavia, Illinois.

During the fourth quarter of fiscal 2004, the Company recorded additional pre-tax restructuring charges.  These charges consist of $2.1 million related to severance costs primarily associated with the restructuring of Blyth HomeScents International – North America and the consolidation of the Company’s Temecula, California potpourri operations, and $0.9 million of lease termination costs associated with the closure of five of the Company’s candle outlet stores.  As a result of these restructuring activities, the Company eliminated 40 jobs, comprised of administrative and management positions.

At January 31, 2004, the Company had approximately $3.3 million of restructuring charges included in the Consolidated Balance Sheet, which related to the aforementioned severance liabilities and lease obligations.  As a result of payments made during the quarter ended April 30, 2004 approximately $1.3 million of severance liabilities and $0.6 million of lease obligations were remaining on the balance sheet at April 30, 2004.  The remaining severance liability and lease obligations will be paid within the next twelve months.

The following is a tabular roll forward of the charges described above that were recorded on the balance sheet of the Company:

(In thousands)	Lease Obligations	Severence Costs	Total

Balance at January 31, 2004	$905	$2,395	$3,300
Payments made against 2004 charges	(321)	(1,045)	(1,366)
Balance at April 30, 2004	$584	$1,350	$1,934

6.                                      Segment Information

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  At January 31, 2004 the Company reported its financial results in five segments: Direct Selling, Wholesale Home Fragrance, Wholesale Creative Expressions, Catalog & Internet and All Other. As a result of certain organizational changes we have implemented, we have reevaluated our reporting segments pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and determined to report financial information with respect to three segments beginning with the period ended April 30, 2004. These new reporting segments are as follows - the Direct Selling segment, the Wholesale segment, and the Catalog & Internet segment.  As required by FASB Statement No.131, we have restated the corresponding information for the prior year to report in the current composition of our reportable segments.  The Company’s reportable segments are based on similarities in distribution channels, customers and management oversight.  Revenues are not reported by product or group of similar products, as it is impractical to do so.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, related accessories, fragranced bath gels and body lotions and other fragranced products.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of more than 52,000 independent sales consultants.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance, home décor, seasonal decorations and Away From Home products.  Products in this segment are sold worldwide to retailers in the premium and specialty retail channels under the Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, CBK®, Holiday365™, Kaemingk®(1), and Seasons of Cannon Falls™ brands and to retailers in the mass retail and foodservice channel under the Ambria®, FilterMate®, Florasense®, Gies®(1), Liljeholmens®, and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources, markets and distributes a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts sold direct to the consumer under the Miles Kimball®, Exposures®, Walter Drake®, Home Marketplace® and Directions…The Path To Better Health® brands.  These products are sold primarily in North America.

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

Three months ended April 30, (In thousands)

	2004	2003
Net Sales
Direct Selling	$189,863	$191,240
Wholesale	127,763	114,781
Catalog & Internet	41,354	5,970
Total	$358,980	$311,991
Earnings
Direct Selling	$38,002	$37,405
Wholesale	(2,679)	(2,648)
Catalog & Internet	(1,062)	(499)
	34,261	34,258
Other expense	(4,341)	(3,134)
Earnings before income taxes and minority interest	$29,920	$31,124

At April 30,	2004	2003
Identifiable Assets
Direct Selling	$280,740	$258,667
Wholesale	513,453	456,617
Catalog & Internet	163,868	103,021
Unallocated Corporate	184,949	106,199
Total	$1,143,010	$924,504

7.                                      Assets Held for Sale

During the fourth quarter of fiscal 2004, the Company decided to divest of its decorative gift bag business, Jeanmarie Creations, in the Wholesale segment through a sale to Jeanmarie’s senior management.  Therefore, the assets of Jeanmarie were classified as assets held for sale in the Company’s Consolidated Balance Sheet as of January 31, 2004.  The assets held for sale related to Jeanmarie were comprised principally of accounts receivable of $3.1 million, inventory of $3.4 million and property, plant and equipment of $1.7 million.  The operating results related to Jeanmarie were immaterial to the consolidated operating results of the Company.  On April 6, 2004 the Company sold the business to Jeanmarie’s management and associated investors for $10.0 million in cash.  The sale resulted in a taxable gain of approximately $4.0 million.  In addition, $3.6 million of goodwill attributable to Jeanmarie, which was not tax deductible, was disposed of.

There is an additional $1 million classified as assets held for sale in the Consolidated Balance Sheet as of January 31, 2004 and April 30, 2004 related to the Hyannis, MA manufacturing facility the closure of which is discussed in Note 5.

8.                                      Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9.                                      Subsequent Event

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock at a price per share that is not greater than $35.00 nor less than $30.00 through, a Dutch auction cash tender offer.  The tender offer will expire on July 9, 2004 unless the Company extends the tender offer.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Overview

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  At January 31, 2004 the Company reported its financial results in five segments: Direct Selling, Wholesale Home Fragrance, Wholesale Creative Expressions, Catalog & Internet and All Other. As a result of certain organizational changes we have implemented, we have reevaluated our reporting segments pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and determined to report financial information with respect to three segments beginning with the period ended April 30, 2004. These new reporting segments are as follows - the Direct Selling segment, the Wholesale segment, and the Catalog & Internet segment.  The Company’s reportable segments are based on similarities in distribution channels, customers and management oversight.

Today, on an annualized basis, we have, approximately, a $750 million plus direct selling business, a $650 million wholesale business and a $200 million catalog and Internet business.  We expect organic sales and earnings growth in all three segments this year, with different rates of growth in each segment depending on geographic location, market penetration for our types of products, our relative market share and product and marketing execution, among others.  Over the long term, each segment should experience single-digit growth, most likely within that low to mid-single digit range that we have discussed in the past, again depending on the business factors previously noted.

In addition to organic sales growth, we expect all three segments to be profitable this fiscal year.  Clearly the challenges and opportunities here lie most within our Wholesale segment as parts of that business have struggled in recent years, and the need to find the right balance between manufacturing and sourcing and the associated implication this has for our asset base are evident.  We’ve done a lot of work in this area over the past four years and have made very good progress.

Today, our focus is driving sales growth of our core wholesale candle and chafing fuel brands in order to leverage more fully our worldwide manufacturing infrastructure.  At the same time, we have numerous collaborative initiatives taking place within our Wholesale segment that we believe will help drive sales and maximize the sales and marketing talents across this organization.  These initiatives include joint trade show promotions, customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing considerable resources already.

With the acquisitions of Miles Kimball in April 2003 and Walter Drake in December 2003 we entered the catalog and Internet channel of distribution giving us a presence in all of our desired channels.  Although the operating margin in this channel was lower than expected in fiscal 2004 we believe this was business specific rather than a channel specific issue.  Miles Kimball faced a number of operational challenges last year that management has been working to address, and we believe we will see improvement by the end of fiscal 2005. Some of this improvement is expected to be offset by one-time costs associated with the integration of Walter Drake’s operations into Miles Kimball.

Net Sales

Net sales in the quarter ended April 30, 2004, increased $47.0 million, or 15.1%, to $359.0 million from $312.0 million a year earlier.  Sales in the quarter ended April 30, 2004 were affected by three main factors.  First, approximately 15% of the increase in net sales may be attributed to the net effect of the positive sales impact of recent acquisitions slightly offset by the negative impact of a recent divestiture.  Miles Kimball, acquired in April 2003, Kaemingk, acquired in June 2003, and Walter Drake, acquired in December 2003 all had a positive sales impact, which was partially offset by the divestiture of Jeanmarie Creations in April 2004.  Second, the relative strength of foreign currencies versus the US dollar had a positive impact on fiscal 2005 sales growth equal to approximately 4 percentage points.  Third, mixed sales results among our existing businesses had a negative sales impact of approximately 4 percentage points.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the quarter ended April 30, 2004, decreased $1.3 million, or 0.7%, from $191.2 million in fiscal 2004 to $189.9 million in fiscal 2005.  In North America, PartyLite’s US sales were 13% below the prior year.  Results in this market can be partially attributed to relatively weaker reaction to the spring catalog and product line versus last year as last year’s spring product line was particularly strong.  Timing also played a role in last year’s very strong first quarter results as promotions surrounding the celebration of PartyLite’s 30th anniversary in the US had a positive sales impact.  PartyLite Canada reported a 13% increase versus the prior year.  In local currency, PartyLite Canada’s sales increased 2% from the prior year.  In PartyLite’s European markets, fiscal 2005 sales increased approximately 36%.  In local currencies, PartyLite’s European sales were 17% above the prior year, driven by overall positive reception to the new 2004 product line and combined with effective sponsoring and productivity incentives.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the quarter ended April 30, 2004, increased $13.0 million, or 11.3%, to $127.8 million from $114.8 million a year earlier.  Almost all of this increase was attributable to the inclusion of sales of Kaemingk, which was acquired in June 2003.  Partially offsetting this increase was a 3% decrease in sales of our North American home fragrance products as decreased sales of discontinued brands continued to offset sales growth in the three brands behind which most of our resources are being committed: Colonial™, Carolina® and Florasense®.  Each of these brands experienced first quarter sales increases lead by growth in specialty and mass accounts.  Independent accounts in the premium channel remain under pressure and, though retailers indicated good buying interest at recent trade shows, the pattern of delaying order placement witnessed throughout much of last year continued in the first quarter.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment were $41.4 million in the quarter ended April 30, 2004, due entirely to the acquisitions of Miles Kimball and Walter Drake.  Sales in this segment in the first quarter of fiscal 2004 were diminimus as Miles Kimball was acquired in April 2003 and Walter Drake was acquired in December 2003.  Net sales in the Catalog & Internet segment were approximately on plan with respect to our pre-acquisition assumptions.  With the initial acquisition of Miles Kimball and the addition of Walter Drake, the operations of which have been integrated into those of Miles Kimball, we are now operating in all of our desired distribution channels, and, we believe, we can now reach consumers however they choose to shop.

Gross Profit

Gross profit as a percent of sales was 51.0%, in the first quarter of fiscal 2005, a decrease of 0.7% when compared to 51.7% in the prior year’s first quarter.  This decrease was due to the fiscal 2004 acquisitions, which are quite profitable but have lower gross profit margins than the overall Company average.

Selling Expense

Selling expense increased $18.0 million, or 18.5%, from $97.1 million in the quarter ended April 30, 2003 to $115.1 million in the quarter ended April 30, 2004.  As a percent of sales, selling expense was 32.1% in the most recent fiscal quarter compared to 31.1% a year earlier.  The increase in selling expense is primarily due to the selling expenses of Miles Kimball, Kaemingk and Walter Drake, which were acquired in fiscal 2004.

Administrative Expense

Administrative expense increased $3.6 million, or 12.0%, from $30.1 million in the quarter ended April 30, 2003 to $33.7 million in the quarter ended April 30, 2004.  As a percent of sales, administrative expense was 9.4% in the first quarter of fiscal 2005 versus 9.6% in the same period last year.  Administrative expenses increased due to the addition of expenses of Miles Kimball, Kaemingk and Walter Drake, as well as costs related to compliance with the Sarbanes-Oxley Act of 2002 and related regulations.

Operating Profit

Operating profit in the quarter ended April 30, 2004 was approximately even with the same period last year at $34.3 million. The seasonality of our recent acquisitions offset profitability improvements from recent restructuring activities.  In addition, operating profit was impacted by our investment in a number of organic strategic initiatives which, if successful should provide sales and earnings growth in the future.

Operating Profit/Loss - Direct Selling Segment

Operating profit in the quarter ended April 30, 2004 in the Direct Selling segment increased $0.6 million, or 1.6%, to $38.0 million when compared to $37.4 million a year earlier.  The same factors that impacted net sales in this segment also impacted operating profit in this segment.

Operating Profit/Loss - Wholesale Segment

Operating loss in the quarter ended April 30, 2004 in the Wholesale segment was $2.7 million versus a loss of $2.6 million a year earlier.  A profitability decline in our North American home and seasonal decorative brands due to a sales decrease of approximately 6%, offset profitability improvements in our North American home fragrance operations of more than 50%, which benefited from recent restructuring.  In addition, Kaemingk our European seasonal decorations business acquired in June 2003, was profitable in the first quarter due to stronger than expected sales, whereas this business has historically experienced a first quarter loss.

Operating Profit/Loss - Catalog & Internet Segment

Operating loss in the Catalog & Internet segment was $1.1 million in 2005 due entirely to the fiscal 2004 acquisitions of Miles Kimball and Walter Drake.  The operating loss was expected given the seasonal nature of the Miles Kimball business and was approximately on plan relative to our pre-acquisition assumptions which included expenses associated with the integration of Walter Drake into Miles Kimball.

Interest Expense

Interest expense increased approximately $1.6 million from $3.6 million in the quarter ended April 30, 2003 to $5.2 million in the quarter ended April 30, 2004.  This increase is mostly due to higher interest costs related to the $100 million of 5.5% Senior Notes issued in October 2003.  In addition, interest expense was impacted by the additions of Miles Kimball and Kaemingk.

Income Taxes

Income tax expense increased $0.7 million, from $11.5 million in the quarter ended April 30, 2003 to $12.2 million in the quarter ended April 30, 2004.  This increase is due to the taxable gain on the sale of Jeanmarie Creations in April 2004.  The effective tax rate for the quarter ended April 30, 2004 was approximately 40.8% compared to 36.8% in the first quarter of fiscal 2004.  This increase is due to the disposal of non tax-deductible goodwill of $3.6 million related to the sale of Jeanmarie.  We anticipate that our full year income tax rate for fiscal 2005 will be approximately 36.0%.

Net Earnings

As a result of the foregoing, net earnings decreased $1.9 million, or 9.7%, from $19.6 million in the first quarter of fiscal 2004 to $17.7 million in the first quarter of fiscal 2005.

Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended April 30, 2004, were $0.39, a decrease of $0.04, or 9.3%, compared to $0.43 for the quarter ended April 30, 2003.  Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.38 compared to $0.42 for the same period the prior year.

Liquidity and Capital Resources

Inventory increased from $208.6 million at January 31, 2004 to $212.4 million at April 30, 2004.  The increase in inventory is primarily due to normal inventory purchases of seasonal product in our Wholesale segment.  Accounts receivable decreased $3.0 million from $104.5 million at the end of fiscal 2004 to $101.5 million at April 30, 2004.  The decrease in accounts receivable is due to the collections of accounts receivable related to seasonal sales in the third and fourth quarter of fiscal 2004.  Accounts payable and accrued expenses decreased $18.0 million from $175.8 million at the end of fiscal 2004 to $157.8 million at April 30, 2004.  The decrease in accounts payable and accrued expenses is attributable to normal patterns of payment of operating expenses including the semi-annual payment of accrued interest and incentive bonuses.

Capital expenditures for property, plant and equipment were $3.0 million in the quarter ended April 30, 2004 compared to $2.9 million in the prior year period. Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $25 million for fiscal 2005.

The Company has a $200 million unsecured revolving credit facility, which matures on August 5, 2005 (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for general corporate purposes, which includes funding for strategic acquisitions and seasonal working capital needs.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios including, among others, a minimum level of net worth and a maximum level of financial leverage.  The Credit Facility also imposes limitations on, among other things, certain payments, the imposition of liens on our assets, indebtedness that may be incurred by our subsidiaries, investments we may make and sales of our assets.  At April 30, 2004, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at either JPMorgan Chase Bank’s prime rate (4.0% at April 30, 2004) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  On April 30, 2004, $3.3 million letters of credit were outstanding under the Credit Facility.

As of April 30, 2004, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2004.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at April 30, 2004.

At April 30, 2004, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At April 30, 2004, approximately $0.6 million of letters of credit were outstanding under this credit line.

As of March 31, 2004, The Gies Group (“Gies”) had available lines of credit of approximately $37.7 million of which approximately $13.0 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.1% at March 31, 2004.  The lines of credit are renewed annually.

As of March 31, 2004, Kaemingk had available lines of credit of approximately $33.8 million with ING Bank N.V.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At March 31, 2004, approximately $0.8 million was outstanding at a weighted average interest rate of 2.75%.

Colony Gift Corporation Limited (“Colony”) has a $22.1 million short-term revolving credit facility with Barclays Bank, which matures in June 2004.  As of March 31, 2004, Colony had borrowings under the credit facility of approximately $6.9 million, at a weighted average interest rate of 4.64%.

At April 30, 2004, Miles Kimball had approximately $10.2 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At March 31, 2004, Kaemingk had approximately $8.7 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.8%.  The bank loans have maturity dates ranging from 2005 through 2020.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  As of April 30, 2004, $7.1 million of principal remained outstanding.  Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth.  At April 30, 2004, the Company was in compliance with such provisions.  Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At April 30, 2004, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million, 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At April 30, 2004, the Company was in compliance with such covenants.  Interest on the notes began accruing on October 23, 2003 and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2004.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance are used for general corporate purposes, which may include repayment of certain debt, acquisitions and working capital needs.

At April 30, 2004, CBK had $4.6 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 1.2% at April 30, 2004.

Contractual Cash Obligations

The following table estimates the Company’s future contractual obligations as of January 31, 2004 for each year listed on an annual basis:

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

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program. Since January 31, 2004, the Company has purchased an additional 201,700 shares on the open market for a cost of $6.7 million, bringing the cumulative total purchased shares to 4,546,800 as of April 30, 2004 for a total cost of approximately $112.0 million.  The acquired shares are held as common stock in treasury at cost.

On March 31, 2004, the Company announced that it had declared a cash dividend of $0.17 per share of the Company’s common stock for the six months ended January 31, 2004.  The dividend, authorized at the Company’s March 31, 2004 Board of Directors meeting, was payable to shareholders of record as of April 30, 2004, and was paid on May 14, 2004.

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock at a price per share that is not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The tender offer will expire on July 9, 2004 unless the Company extends the tender offer.  The tender offer is expected to be funded with available cash and borrowings against our $200 million Credit Facility.  The Company does not expect the tender offer to effect its share repurchase program, capital expenditures or acquisitions.

Critical Accounting Policies

There was no changes to our critical accounting policies in the first quarter of fiscal 2005.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Interest Rate Risk

As of April 30, 2004 the Company is subject to interest rate risk on approximately $25.3 million of variable rate debt.  Each 1-percentage point increase in the interest rate would impact pre-tax earnings by approximately $0.3 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which will be amortized over the remaining term of the Notes.

Foreign Currency Risk

The Company uses forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain committed capital expenditures, certain inventory purchases, certain intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange contracts on certain intercompany purchases and forecasted future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for machinery and equipment and inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Approximately $208,000 of hedge losses are included in accumulated OCI at April 30, 2004, and are expected to be transferred into earnings within the next twelve months.

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

The following table provides information about the Company’s foreign exchange forward contracts at April 30, 2004.

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$6,117	1.32	$221
Euro	19,931	1.23	(141)
	$26,048		$80

The foreign exchange contracts outstanding as of March 31, 2004 have maturity dates ranging from April 2004 through December 2004.

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter of the fiscal year ended January 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 February 1, 2004 -February 29, 2004	0	0	4,345,100	1,654,900 shares

Month #2 March 1, 2004 - March 31, 2004	201,700	$33.00	4,546,800	1,453,200 shares

Month #3 April 1, 2004 - April 30, 2004	0	0	4,546,800	1,453,200 shares

Total	201,700	$33.00	4,546,800	1,453,200 shares

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

Risk of Inability to Maintain Growth Rate

The Company has experienced significant sales growth in past years.  While management expects continued growth, our future growth rate will likely be less than our historical growth rate.  The Company expects faster sales growth in its international market versus its United States market, particularly in the Direct Selling and Wholesale segments.  The market for our Away From Home or foodservice products has also grown historically, though at a slower rate, a pattern that is expected to continue.  In recent years, our overall sales for the Away From Home or foodservice products were flat, reflecting a generally weak economic environment during these years.  The Company’s ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, the ability to recruit new independent sales consultants, sourcing of raw materials and demand-driven increases in production and distribution capacity.  Business in all of our segments is driven by consumer preferences.  Accordingly, there can be no assurances that the Company’s current or future products will maintain or achieve market acceptance.  Our sales and earnings results can be negatively impacted by the worldwide economic environment; particularly the Canadian, United States and European economies.  There can be no assurances that the Company’s financial results will not be materially adversely affected by these factors in the future.

The Company’s historical growth has been due in part to acquisitions and management continues to consider additional strategic acquisitions.  There can be no assurances that management will continue to identify suitable acquisition candidates, consummate acquisitions on terms favorable to the Company, finance acquisitions or successfully integrate acquired operations.

Risks Associated with International Sales and Foreign-Sourced Products

Our international sales growth rate has outpaced our United States growth rate in recent years.  Moreover, the Company sources a portion of its products in all of its business segments from independent manufacturers in the Pacific Rim, Europe and Mexico.  For these reasons, we are subject to the following risks associated with international manufacturing and sales:  fluctuations in currency exchange rates, economic or political instability, international public heath crises, transportation costs and delays, difficulty in maintaining quality control, restrictive governmental actions, nationalizations, the laws and policies of the United States, Canada and certain European countries affecting the importation of goods (including duties, quotas and taxes) and the trade and tax laws of other nations.

Ability to Respond to Increased Product Demand

The Company’s ability to meet future product demand in all of its business segments will depend upon its success in (1) bringing new production and distribution capacity on line in a timely manner, (2) improving its ability to forecast product demand and fulfill customer orders promptly, (3) improving customer service-oriented management information systems and (4) training, motivating and managing new employees.  The failure of any of the above could result in a material adverse effect on our financial results.

Risk of Shortages of Raw Materials

Certain raw materials could be in short supply due to capacity, availability, a change in requirements, weather or other factors, including supply disruptions due to production or transportation delays.  Such shortages have not had and are not presently expected to have a material adverse effect on the Company’s operations.  While the price of crude oil is only one of several factors impacting the price of petroleum wax, it is possible that recent fluctuations in oil prices may have a material adverse affect on the cost of petroleum-based products used in the manufacture or transportation of our products, particularly in the Direct Selling and Wholesale segments.

Dependence on Key Corporate Management Personnel

Our success depends in part on the contributions of key corporate management, including its Chairman and Chief Executive Officer, Robert B. Goergen.  The Company does not have employment contracts with any of its key corporate management personnel except Mr. Goergen, nor does it maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on the Company.

Risk of Increased Competition

Our business is highly competitive both in terms of pricing and new product introductions.  The worldwide market for home expressions products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by the Company.  Because there are relatively low barriers to entry in all of our business segments, the Company may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us.  Competition includes companies selling candles manufactured at low cost outside of the United States.  Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Risks Associated with Terrorist Attacks or Other Hostilities and the International Political Climate

Geopolitical conflict, including acts of war and terrorist attacks, have and may in the future affect the US and global economies and may increase other risk factors faced by the Company.

Risks Related to Information Technology Systems

Our information technology systems are dependent on global communications providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced significant system failures and outages in the past.  Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, the Company’s systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with Company systems.  The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access the Company’s information systems.

Item 6.           Exhibits and Reports on Form 8-K

a)              Exhibits

31.1                          Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2                          Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1                          Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                          Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)             Reports on Form 8-K

During the fiscal quarter ended April 30, 2004, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on March 16, 2004 to file as an exhibit the press release reporting the Company’s fourth quarter and full year results of operations for the period ended January 31, 2004.

Current Report on Form 8-K filed on March 23, 2004 to announce the change to the Company’s certifying accountants.

Current Report on Form 8-K/A filed on March 25, 2004 to amend the announcement of the change in the Company’s certifying accountants.

Current Report on Form 8-K filed on April 1, 2004 to file as an exhibit the press release announcing the Company’s declaration of a semi-annual dividend.

Current Report on Form 8-K filed on April 15, 2004 to announce the blackout period for the fiscal quarter ended April 30, 2004 with respect to purchases of the Company’s common stock by employees, directors and officers.

Current Report on Form 8-K filed on April 20, 2004 to file as an exhibit the press release reporting the filing of the Form 12b-25 Notification of Late Filing with respect to its Form 10-K and to announce the new Annual Meeting and record dates.

Current Report on Form 8-K filed on April 27, 2004 to announce the approval by the Company’s Board of Directors of the adoption of Amendment No. 1 to the Company’s 2003 Long-Term Incentive Plan, subject to stockholder approval.

Current Report on Form 8-K/A filed on April 30, 2004 to further amend the announcement of the change in the Company’s certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	June 9, 2004	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	June 9, 2004	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer