Form 10-Q/A
period 2003-04-30
BLYTH INC
filed 2004-08-04
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose for this Amendment No. 1 to Blyth, Inc.’s Quarterly Report on Form 10-Q/A for the period ended April 30, 2003, is to restate our financial statement footnotes to reflect our segments as revised as of January 31, 2004 based on FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date, thereafter. These impairment reviews indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.  As a result, we have restated our 2003 financial statements as discussed in Note 2 to the Consolidated Financial Statements to reflect this goodwill impairment charge as a cumulative effect of accounting change for the adoption of SFAS 142 as of February 1, 2002 and such restatement is reflected throughout management’s discussion and analysis that is set forth below.

We have restated footnotes 4, 5, 7 and 9 to our financial statements and made changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations as necessary to reflect the results of the restatements discussed above.  No other changes have been made to our Quarterly Report for the period ended April 30, 2003.  No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

BLYTH, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	April 30, 2003	January 31, 2003
	(Unaudited)	Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$122,391	$168,596
Accounts receivable, less allowance for doubtful receivables of $3,731 and $4,093, respectively	83,972	82,913
Inventories	200,450	187,935
Prepaid and other	30,479	23,044
Assets held for sale	—	690
Deferred income taxes	17,158	14,297
Total current assets	454,450	477,475
Property, plant and equipment, at cost:
Less accumulated depreciation of $186,119 and $178,397, respectively	260,227	244,798
Other assets:
Investments	3,795	3,564
Excess of cost over fair value of assets acquired	158,753	113,534
Other intangible assets, net of accumulated amortization of $150	29,169	4,219
Deposits and other assets	18,113	16,494
	209,830	137,811
Total assets	$924,507	$860,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$15,372	$7,377
Current maturities of long-term debt	4,411	4,037
Accounts payable	60,317	58,571
Accrued expenses	75,520	80,953
Dividend payable	5,979	—
Income taxes	15,798	2,477
Total current liabilities	177,397	153,415
Deferred income taxes	33,230	20,810
Long-term debt, less current maturities	176,084	165,079
Minority interest and other	19,649	12,928
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,733,227 shares and 49,703,682 shares, respectively	995	994
Additional contributed capital	101,906	101,567
Retained earnings	510,275	496,627
Accumulated other comprehensive income (loss)	(5,616)	(4,751)
Treasury stock, at cost, 3,755,900 shares and 3,644,100 shares, respectively	(89,413)	(86,585)
Total stockholders’ equity	518,147	507,852
Total liabilities and stockholders’ equity	$924,507	$860,084

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three months ended April 30, (Unaudited, in thousands, except per share data)

	2003	2002
		Restated (Note 2)
Net sales	$311,991	$277,896
Cost of goods sold	150,595	132,888
Gross profit	161,396	145,008
Selling	97,069	88,407
Administrative	30,069	25,693
	127,138	114,100
Operating profit	34,258	30,908
Other expense (income):
Interest expense	3,590	3,823
Interest income and other	(591)	(441)
Equity in (earnings) loss of investee	135	(28)
	3,134	3,354
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	31,124	27,554
Income tax expense	11,453	10,250
Earnings before minority interest and cumulative effect of change in accounting principle	19,671	17,304
Minority interest	(44)	—
Cumulative effect of change in accounting principle, net of taxes of $2,887	—	(31,753)
Net earnings	$19,627	$(14,449)
Basic:
Earnings per common share before cumulative effect of change in accounting principle	$0.43	$0.37
Cumulative effect of change in accounting principle	—	(0.69)
	$0.43	$(0.32)
Weighted average number of shares outstanding	46,080	46,290
Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$0.42	$0.37
Cumulative effect of change in accounting principle	—	(0.68)
	$0.42	$(0.31)
Weighted average number of shares outstanding	46,208	46,474

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

							Accumulated other comprehensive income (loss)
			Additional contributed capital
	Common stock			Retained earnings	Treasury stock
	Shares	Amount			Shares	Amount		Total

For the three months ended April 30, 2002:

Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063

Net earnings for the period - Restated (Note 2)				(14,449)				(14,449)
Foreign currency translation adjustments - Restated (Note 2)							(2,305)	(2,305)
Unrealized holding gains on certain investments (net of tax of $27)							44	44
Net loss on cash flow hedging instruments (net of tax of $9)							(15)	(15)
Comprehensive income - Restated (Note 2)								(16,725)

Common stock issued in connection with exercise of stock options	105,065	2	1,709					1,711
Tax benefit from stock options			124					124
Dividends declared		—		(5,098)				(5,098)

Treasury stock purchases	—				(638,700)	(13,660)		(13,660)

Balance, April 30, 2002	49,614,841	$992	$99,712	$429,491	(3,269,600)	$(76,610)	$(19,170)	$434,415

For the three months ended April 30, 2003:

Balance, January 31, 2003 - Restated (Note 2)	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852
Net earnings for the period				19,627				19,627
Foreign currency translation adjustments							(544)	(544)
Unrealized holding loss on certain investments (net of tax of $31)							52	52
Net loss on cash flow hedging instruments (net of tax of $217)							(373)	(373)

Comprehensive income								18,762

Common stock issued in connection with exercise of stock options	29,545	1	334					335

Tax benefit from stock options			5					5
Dividends declared			—	(5,979)				(5,979)

Treasury stock purchases				—	(111,800)	(2,828)		(2,828)

Balance, April 30, 2003	49,733,227	$995	$101,906	$510,275	(3,755,900)	$(89,413)	$(5,616)	$518,147

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended April 30, (Unaudited, in thousands)

	2003	2002
		Restated (Note 2)
Cash flows from operating activities:
Net earnings	$19,627	$(14,449)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	31,753
Depreciation and amortization	7,872	7,549
Tax benefit from stock options	5	124
Deferred income taxes	(598)	529
Equity in earnings of investee	135	(28)
Minority interest	150	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	569	8,520
Inventories	(1,370)	2,965
Prepaid and other	(4,584)	(7,043)
Deposits and other assets	(305)	(168)
Accounts payable	(3,651)	(2,556)
Accrued expenses	(7,889)	(1,648)
Other liabilities	1,109	708
Income taxes	10,606	4,958
Total adjustments	2,049	45,663
Net cash provided by operating activities	21,676	31,214
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,875)	(2,984)
Purchases of long-term investment	(360)	—
Purchase of businesses, net of cash acquired	(65,974)	(10)
Net cash used in investing activities	(69,209)	(2,994)
Cash flows from financing activities:
Proceeds from issuance of common stock	335	1,711
Purchase of treasury stock	(2,828)	(13,660)
Borrowings from bank line of credit	11,643	4,031
Repayments on bank line of credit	(3,663)	(324)
Repayments on long-term debt	(114)	(201)
Net cash provided by (used in) financing activities	5,373	(8,443)
Effect of exchange rate charges on cash	(4,045)	—
Net increase (decrease) in cash and cash equivalents	(46,205)	19,777
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$122,391	$155,134
Non-cash financing activities:
Cash dividend declared, $0.13 per share in 2003 and $0.11 in 2002	$5,979	$5,098

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  Within this category, the Company reports its financial results in five segments – the Direct Selling segment, the Wholesale Home Fragrance segment, the Wholesale Creative Expressions segment, the Catalog & Internet segment, and the All Other segment.  Miles Kimball, acquired in April 2003 and Walter Drake, acquired in December 2003, are included in the Catalog & Internet segment.  Kaemingk, acquired in June 2003, is included in the Wholesale Home Fragrance segment.  Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment.  The Company reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the appropriate number of reportable segments should have been five in fiscal 2004 and four in fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to the acquisitions that were consummated in fiscal 2004.)  The Company’s financial statement footnotes have been restated to reflect the revised segments.  The Company’s reportable and operating segments are based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance.  Revenues are not reported by product or group of similar products, as it is impractical to do so.  The Company has operations outside of the United States and sells products in the Direct Selling and Wholesale Home Fragrance segments worldwide.  The majority of sales in the Wholesale Creative Expressions, Catalog & Internet and All Other segments are domestically based.

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

Within the Wholesale Home Fragrance segment, the Company designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products.  It also designs and markets a wide range of related candle accessories.  In addition, within it’s Kaemingk business unit, the Company designs and markets seasonal decorations to independent and specialty retailers.  Products in this segment are sold worldwide to retailers in the premium and specialty wholesale channels under the Ambria®, Carolina®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Gies®(1), Kaemingk®(1), Kate’s™ and Liljeholmens® brands and in the mass retail channel under the Ambria®, FilterMate®, Florasense® and Gies®(1) brands.

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

(1)   Colonial, Gies and Kaemingk are registered and sold only outside the United States.

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

Three months ended (In thousands, except per share data)

	April 30, 2003	April 30, 2002
		Restated (Note 2)
Net earnings:
As reported	$19,627	$(14,449)
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	927	993
Pro forma	$18,700	$(15,442)
Net earnings per common share:
As reported:
Basic	$0.43	$(0.32)
Diluted	0.42	(0.31)
Pro forma:
Basic	$0.41	$(0.33)
Diluted	0.39	(0.33)

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

2.                                      Restatement

Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment.  The Company reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), and determined that the appropriate number of reportable segments should have been five during fiscal 2004 and four during fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to the acquisitions that were consummated in fiscal 2004.)  See Note 9 for further details.  This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date, thereafter.  These impairment reviews have indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.  Both of these businesses are components of the Wholesale Home Fragrance Segment.  The Company’s fiscal 2003 financial statements have been restated to reflect the recording of these $27.2 million in goodwill impairment charges as part of the cumulative effect of adopting SFAS 142 as of February 1, 2002.  There was no income tax impact for these impairment charges.

A summary of the effects of the restatement on the Company’s financial statements is as follows:

	Quarter ended April 30, 2002
	As Previously Reported	As Restated
Statement of Earnings:
Earnings before cumulative effect of accounting change	$17,304	$17,304
Cumulative effect of accounting change	(4,515)	(31,753)
Net earnings	$12,789	$(14,449)
Basic earnings per share:
Before cumulative effect of accounting change	$0.37	$0.37
Cumulative effect of accounting change	(0.10)	(0.69)
	$0.27	$(0.32)
Diluted earnings per share:
Before cumulative effect of accounting change	$0.37	$0.37
Cumulative effect of accounting change	(0.10)	(0.68)
	$0.27	$(0.31)
Statement of Stockholders’ Equity
Foreign currency translation adjustments	$(2,914)	$(2,305)
Comprehensive income	9,904	(16,725)

3.                                      New Accounting Pronouncements

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

4.                                      Excess of Cost Over Fair Value of Assets Acquired

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

5.                                      Business Acquisitions

On May 10, 2002, the Company purchased all of the interests in CBK Styles, Inc., formerly CBK, Ltd., LLC (“CBK”), a designer and marketer of premium everyday giftware and home décor, for approximately $51.0 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $40.0 million, which will be deductible for income tax purposes over 15 years.  The results of operations of CBK are included in the Consolidated Statements of Earnings of the Company since May 11, 2002.  For segment reporting purposes CBK is included in the Wholesale Creative Expressions segment.

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

	Three months ended April 30,
(In thousands except per share data)	2003	2002
		Restated (Note 2)
Net sales	$324,664	$316,245
Earnings before cumulative effect of change in accounting principle	17,994	18,006
Net earnings	17,994	(13,747)

Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$0.39	$0.39
Net earnings per common share	0.39	(0.30)

Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$0.39	$0.39
Net earnings per common share	0.39	(0.30)

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2002.

At April 30, 2003, the Company had a total of $158.8 million of goodwill on its balance sheet compared to $113.5 million at January 31, 2003. Goodwill attributable to the Wholesale Creative Expressions segment at April 30, 2003 was $78.7 million, unchanged from January 31, 2003.  Goodwill attributable to the Catalog & Internet segment at April 30, 2003 was $45.3 million as a result of the April 2003 acquisition of Miles Kimball. Goodwill attributable to the All Other segment at April 30, 2003 was $34.8 million, unchanged from January 31, 2003.

6.                                      Inventories

The components of inventory consist of the following (in thousands):

	April 30, 2003	January 31, 2003
Raw materials	$28,573	$33,950
Work in process	2,151	2,509
Finished goods	169,726	151,476
	$200,450	$187,935

7.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

Three months ended April 30,	2003	2002
		Restated (Note 2)
Net earnings	$19,627	$(14,449)
Weighted average number of common shares outstanding:
Basic	46,080	46,290
Dilutive effect of stock options	128	184
Weighted average number of common shares outstanding:
Diluted	46,208	46,474

As of April 30, 2003 and 2002, options to purchase 102,754 and 95,004 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

8.                                      Unusual Charges

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

9.                                      Segment Information

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  Within this category, the Company reports its financial results in five segments – the Direct Selling segment, the Wholesale Home Fragrance segment, the Wholesale Creative Expressions segment, the Catalog & Internet segment, and the All Other segment.  Miles Kimball, acquired in April 2003 and Walter Drake, acquired in December 2003, are included in the Catalog & Internet segment.  Kaemingk, acquired in June 2003, is included in the Wholesale Home Fragrance segment.  Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment.  The Company reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the appropriate number of reportable segments should have been five in fiscal 2004 and four in fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to the acquisitions that were consummated in fiscal 2004.)  The Company’s financial statement footnotes have been restated to reflect the revised segments.  The Company’s reportable and operating segments are based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance.  Revenues are not reported by product or group of similar products, as it is impractical to do so.  The Company has operations outside of the United States and sells products in the Direct Selling and Wholesale Home Fragrance segments worldwide.  The majority of sales in the Wholesale Creative Expressions, Catalog & Internet and All Other segments are domestically based.

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

Within the Wholesale Home Fragrance segment, the Company designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products.  It also designs and markets a wide range of related candle accessories.  In addition, within it’s Kaemingk business unit, the Company designs and markets seasonal decorations to independent and specialty retailers.  Products in this segment are sold worldwide to retailers in the premium and specialty wholesale channels under the Ambria®, Carolina®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Gies®(1), Kaemingk®(1), Kate’s™ and Liljeholmens® brands and in the mass retail channel under the Ambria®, FilterMate®, Florasense® and Gies®(1) brands.

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

(1)   Colonial, Gies and Kaemingk are registered and sold only outside the United States.

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

Three months ended April 30, (In thousands)

	2003	2002
Net Sales
Direct Selling	$191,239	177,915
Wholesale Home Fragrance	66,441	68,718
Wholesale Creative Expressions	35,926	17,691
Catalog & Internet	5,970	—
All Other	12,415	13,572
Total	$311,991	$277,896

Earnings
Direct Selling	$38,372	$37,137
Wholesale Home Fragrance	(3,472)	(5,387)
Wholesale Creative Expressions	22	(1,780)
Catalog & Internet	(590)	—
All Other	(74)	938
	34,258	30,908
Other expense	(3,134)	(3,354)
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$31,124	$27,554

	April 30, 2003	January 31, 2003
		Restated (Note 2)
Identifiable Assets
Direct Selling	$258,667	$246,607
Wholesale Home Fragrance	229,846	238,829
Wholesale Creative Expressions	165,198	174,827
Catalog & Internet	103,021	—
All Other	61,573	61,816
Unallocated Corporate	106,202	138,005
Total	$924,507	$860,084

10.                               Contingencies

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

Net sales in the Direct Selling segment, which is represented by our PartyLite business, increased $13.3 million, or 7.5% to $191.2 million in the first quarter ended April 30, 2003, compared with $177.9 million in the same period last year. As mentioned above we believe this sales increase is partly attributable to an early launch of PartyLite’s spring product line and strong sales of the PartyLite 30th anniversary promotional votive sampler.

Net sales in the Wholesale Home Fragrance segment decreased $2.3 million, or 3.3% to $66.4 million in the first quarter ended April 30, 2003, compared with $68.7 million in the same period last year.  The net sales decrease in this segment is reflective of the continued weakness in the US and European economies which was partially offset by the positive impact of foreign currency exchange rates on our European businesses reported sales.

Net sales in the Wholesale Creative Expressions segment increased $18.2 million to $35.9 million in the quarter ended April 30, 2003 compared to $17.7 million in the prior year period. This increase is entirely attributable to the effect of the inclusion of the sales of CBK acquired in May 2002.

Net sales in the Catalog & Internet segment, which was newly created this quarter as a result of the acquisition of Miles Kimball in April 2003, contributed sales of $6.0 million.

Net sales in the All Other segment decreased $1.2 million, or 8.8% to $12.4 million in the first quarter of fiscal 2004, compared with $13.6 million in the same period last year as the travel industry was impacted by the war in the Middle East and SARS.

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

Cumulative Effect of Change in Accounting Principle

The Company recorded a one-time charge of $34.6 million pre-tax, $31.8 million net of income taxes on February 1, 2002, which is reflected as the cumulative effect of a change in accounting principle, as a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note 4 to the Consolidated Financial Statements).

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

Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the quarter ended April 30, 2003, were $0.43, an increase of $.06, or 16.2% compared to $0.37 for the quarter ended April 30, 2002.  Basic earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the quarter ended April 30, 2003, were $0.43, an increase of $0.75 compared to a loss of $0.32 for the quarter ended April 30, 2002.  Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.42 compared to $0.37 for the same period the prior year. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.68.  Diluted earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.42 compared to a loss of $0.31 for the same period the prior year.

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

Item 6.           Exhibits and Reports on Form 8-K

a)              Exhibits

31.1	Certification of Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chairman, Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BLYTH, INC.

Date:	August 4, 2004	By:	/s/ Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	August 4, 2004	By:	/s/ Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer