Form 10-Q/A
period 2003-07-31
BLYTH INC
filed 2004-08-04
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Mark One)	(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

The purpose for this Amendment No. 1 to Blyth, Inc.’s Quarterly Report on Form 10-Q/A for the period ended July 31, 2003, is to restate our financial statement footnotes to reflect our segments as revised as of January 31, 2004 based on FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date, thereafter. These impairment reviews indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.  As a result, we have restated our 2003 financial statements as discussed in Note 2 to the Consolidated Financial Statements to reflect this goodwill impairment charge as a cumulative effect of accounting change for the adoption of SFAS 142 as of February 1, 2002 and such restatement is reflected throughout management’s discussion and analysis that is set forth below.

We have restated footnotes 4, 5, 7 and 9 to our financial statements and made changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations as necessary to reflect the results of the restatements discussed above.  No other changes have been made to our Quarterly Report for the period ended July 31, 2003.  No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

BLYTH, INC.

Part I.   FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	July 31, 2003	January 31, 2003
	(Unaudited)	Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$67,977	$168,596
Accounts receivable, less allowance for doubtful receivables of $4,163 and $4,093, respectively	101,673	82,913
Inventories	256,121	187,935
Prepaid and other	30,750	23,044
Assets held for sale	—	690
Deferred income taxes	16,986	14,297
Total current assets	473,507	477,475
Property, plant and equipment, at cost:
Less accumulated depreciation of $211,296 and $178,397, respectively	277,350	244,798
Other assets:
Investments	3,380	3,564
Excess of cost over fair value of assets acquired	173,095	113,534
Other intangible assets, net of accumulated amortization of $600	28,719	4,219
Deposits and other assets	12,678	16,494
	217,872	137,811
Total assets	$968,729	$860,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$28,971	$7,377
Current maturities of long-term debt	4,592	4,037
Accounts payable	62,256	58,571
Accrued expenses	72,579	80,953
Income taxes	2,515	2,477
Total current liabilities	170,913	153,415
Deferred income taxes	36,769	20,810
Long-term debt, less current maturities	210,453	165,079
Minority interest and other	20,335	12,928
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,777,177 shares and 49,703,682 shares, respectively	995	994
Additional contributed capital	103,086	101,567
Retained earnings	521,517	496,627
Accumulated other comprehensive income (loss)	1,095	(4,751)
Treasury stock, at cost, 4,015,300 shares and 3,644,100 shares, respectively	(96,434)	(86,585)
Total stockholders’ equity	530,259	507,852
Total liabilities and stockholders’ equity	$968,729	$860,084

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2003	2002
		Restated (note 2)
Net sales	$587,259	$545,917
Cost of goods sold	291,311	263,577
Gross profit	295,948	282,340
Selling	179,298	163,642
Administrative	61,673	54,133
	240,971	217,775
Operating profit	54,977	64,565
Other expense (income):
Interest expense	7,102	7,570
Interest income and other	(1,282)	(695)
Equity in loss of investee	199	190
	6,019	7,065
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	48,958	57,500
Income tax expense	18,014	21,390
Earnings before minority interest and cumulative effect of change in accounting principle	30,944	36,110
Minority interest	(71)	—
Cumulative effect of change in accounting principle, net of taxes of $2,887	—	(31,753)
Net earnings	$30,873	$4,357
Basic:
Earnings per common share before cumulative effect of change in accounting principle	$0.67	$0.78
Cumulative effect of change in accounting principle	—	(0.69)
	$0.67	$0.09
Weighted average number of shares outstanding	45,991	46,310
Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$0.67	$0.78
Cumulative effect of change in accounting principle	—	(0.68)
	$0.67	$0.10
Weighted average number of shares outstanding	46,174	46,591

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

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

							Accumulated
			Additional				other
	Common stock		contributed	Retained	Treasury stock		comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
For the six months ended July 31, 2002:
Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the period - Restated (Note 2)				4,357				4,357
Foreign currency translation adjustments - Restated (Note 2)							6,394	6,394
Unrealized holding losses on certain investments (net of tax of $20)							(34)	(34)
Net loss on cash flow hedging instruments (net of tax of $253)							(427)	(427)
Comprehensive income - Restated (Note 2)								10,290
Common stock issued in connection with exercise of stock options	149,706	3	2,490					2,493
Tax benefit from stock options			311					311
Dividends				(5,098)				(5,098)
Treasury stock purchases					(712,100)	(15,709)		(15,709)
Balance, July 31, 2002	49,659,482	$993	$100,680	$448,297	(3,343,000)	$(78,659)	$(10,961)	$460,350
For the six months ended July 31, 2003
Balance, January 31, 2003 - Restated (Note 2)	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852
Net earnings for the period				30,873				30,873
Foreign currency translation adjustments							6,266	6,266
Unrealized holding losses on certain investments (net of tax of $74)							(126)	(126)
Net loss on cash flow hedging instruments (net of tax of $171)							(294)	(294)
Comprehensive income								36,719
Common stock issued in connection with exercise of stock options	73,495	1	1,419					1,420
Tax benefit from stock options			100					100
Dividends				(5,983)				(5,983)
Treasury stock purchases					(371,200)	(9,849)		(9,849)
Balance, July 31, 2003	49,777,177	$995	$103,086	$521,517	(4,015,300)	$(96,434)	$1,095	$530,259

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended July 31 (In thousands)	2003	2002
		Restated (note 2)
Cash flows from operating activities:
Net earnings	$30,873	$4,357
Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of change in accounting principle, net of tax	—	31,753
Depreciation and amortization	16,633	15,134
Loss on fixed asset disposal	(190)	—
Tax benefit from stock options	100	311
Deferred income taxes	119	1,812
Equity in loss of investee	199	190
Minority interest	71	—
Gain on sales of long-term investment	(497)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(13,640)	(14,593)
Inventories	(33,285)	(31,854)
Prepaid and other	1,489	(8,443)
Deposits and other assets	22	(142)
Accounts payable	(6,009)	(1,457)
Accrued expenses	(14,397)	(9,145)
Other liabilities	1,542	1,463
Income taxes	(4,011)	(2,020)
Total adjustments	(51,854)	(16,991)
Net cash used in operating activities	(20,981)	(12,634)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,525)	(9,624)
Purchases of long-term investment	(1,377)	—
Proceeds from sales of long term investment	1,874	—
Cash impact of Wax Lyrical receivership	1,902	—
Purchase of businesses, net of cash acquired	(94,736)	(51,010)
Net cash used in investing activities	(101,862)	(60,634)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,420	2,493
Purchases of treasury stock	(9,849)	(15,709)
Borrowings from bank line of credit	20,095	36,452
Repayments on bank line of credit	(8,368)	(21,892)
Borrowings on long-term debt	30,678	517
Repayments of long-term debt	(3,853)	(3,880)
Dividends paid	(5,983)	(5,098)
Net cash provided by (used in) financing activities	24,140	(7,117)
Effect of exchange rate charges on cash	(1,916)	—
Net decrease in cash and cash equivalents	(100,619)	(80,385)
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$67,977	$54,972

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

	Three months ended July 31,		Six months ended July 31,
(In thousands except per share data)	2003	2002	2003	2002
				Restated (Note 2)
Net earnings:
As reported	$11,246	$18,806	$30,873	$4,357
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	908	945	1,844	1,932
Pro forma	$10,338	$17,861	$29,029	$2,425
Net earnings per common share:
As reported:
Basic	$0.25	$0.41	$0.67	$0.09
Diluted	0.24	0.40	0.67	0.10
Pro forma:
Basic	$0.23	$0.39	$0.63	$0.05
Diluted	0.22	0.37	0.61	0.04

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

A summary of the effects of the restatement on the Company’s financial statements is as follows:

	Six months ended July 31, 2002
	As Previously Reported	As Restated
Statement of Earnings:
Earnings before cumulative effect of accounting change	$36,110	$36,110
Cumulative effect of accounting change	(4,515)	(31,753)
Net earnings	$31,595	$4,357
Basic earnings per share:
Before cumulative effect of accounting change	$0.78	$0.78
Cumulative effect of accounting change	(0.10)	(0.69)
	$0.68	$0.09
Diluted earnings per share:
Before cumulative effect of accounting change	$0.78	$0.78
Cumulative effect of accounting change	(0.10)	(0.68)
	$0.68	$0.10
Statement of Stockholders’ Equity
Foreign currency translation adjustments	$9,057	$6,394
Comprehensive income	40,191	10,290

3.             New Accounting Pronouncements

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

5.             Business Acquisitions

On May 10, 2002, the Company purchased all of the interests in CBK, Ltd., LLC, now known as CBK Styles, Inc. (“CBK”), a designer and marketer of premium everyday home décor and giftware, for approximately $51.0 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $40.0 million, which will be deductible for income tax purposes over 15 years.  The results of operations of CBK are included in the Consolidated Statements of Earnings of the Company since May 11, 2002.  For segment reporting purposes, CBK is included in the Wholesale Creative Expressions segment.

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

	Three months ended July 31,		Six months ended July 31,
(In thousands except per share data)	2003	2002	2003	2002
				Restated (Note 2)
Net sales	$276,575	$291,789	$610,311	$614,781
Earnings before cumulative effect of change in accounting principle	10,793	17,109	28,562	34,321
Net earnings	10,793	17,109	28,562	2,568
Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$0.24	$0.37	$0.62	$0.74
Net earnings per common share	0.24	0.37	0.62	0.06
Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$0.23	$0.37	$0.62	$0.74
Net earnings per common share	0.23	0.37	0.62	0.06

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2002.

At July 31, 2003, the Company had a total of $173.1 million of excess of cost over fair value of assets acquired  (“goodwill”) on its balance sheet compared to $113.5 million at January 31, 2003.  Goodwill attributable to the Wholesale Home Fragrance segment at July 31, 2003 was $13.5 million as a result of the acquisition of Kaemingk in June 2003.  Goodwill attributable to the Wholesale Creative Expressions segment at July 31, 2003 was $78.8 million unchanged from January 31, 2003. Goodwill attributable to the Catalog & Internet segment at July 31, 2003 was $46.0 million as a result of the Miles Kimball acquisition in April 2003. Goodwill attributable to the All Other segment was $34.8 million at July 31, 2003, unchanged from January 31, 2003.

6.             Inventories

The components of inventory are as follows (in thousands):

	July 31, 2003	January 31, 2003
Raw materials	$29,333	$33,950
Work in process	3,757	2,509
Finished goods	223,031	151,476
	$256,121	$187,935

7.             Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
				Restated (Note2)
Net earnings	$11,246	$18,806	$30,873	$4,357
Weighted average number of common shares outstanding:
Basic	45,903	46,330	45,991	46,310
Dilutive effect of stock options	252	380	183	281
Weighted average number of common shares outstanding:
Diluted	46,155	46,710	46,174	46,591

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

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2003	2002	2003	2002
Net Sales
Direct Selling	$143,219	$144,086	$334,458	$322,001
Wholesale Home Fragrance	50,319	51,153	116,760	119,871
Wholesale Creative Expressions	51,570	58,611	87,496	76,302
Catalog & Internet	17,565	—	23,535	—
All Other	12,595	14,171	25,010	27,743
Total	$275,268	$268,021	$587,259	$545,917
Earnings
Direct Selling	$25,096	$31,507	$63,468	$68,644
Wholesale Home Fragrance	(7,044)	(9,273)	(10,516)	(14,660)
Wholesale Creative Expressions	5,246	10,256	5,268	8,476
Catalog & Internet	(1,808)	—	(2,398)	—
All Other	(771)	1,167	(845)	2,105
	20,719	33,657	54,977	64,565
Other expense	(2,885)	(3,711)	(6,019)	(7,065)
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$17,834	$29,946	$48,958	$57,500

		July 31, 2003		January 31, 2003
				Restated (Note 2)
Identifiable Assets
Direct Selling		$258,845		$246,607
Wholesale Home Fragrance		308,304		238,829
Wholesale Creative Expressions		197,199		174,827
Catalog & Internet		109,989		—
All Other		62,254		61,816
Unallocated Corporate		32,139		138,005
Total		$968,730		$860,084

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

11.          Debt

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

12.          Fire Loss

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

Net sales in the Direct Selling segment decreased $0.9 million, or 0.6%, to $143.2 million in the quarter ended July 31, 2003, compared with $144.1 million in the same period last year. In the United States, PartyLite’s second quarter sales were negatively impacted by weakened consumer demand as well as a timing shift in the introduction of warm weather product lines that benefited PartyLite’s first quarter.  Offsetting this decline in sales in the United States, PartyLite’s second quarter sales in Europe increased 20% in local currency due to strong sales in April, which were a result of the well-received 30th anniversary product offerings.

Net sales in the Wholesale Home Fragrance segment decreased $0.9 million, or 1.8%, to $50.3 million in the quarter ended July 31, 2003, compared with $51.2 million in the same period last year. In the quarter ended July 31, 2003, net sales increases in Blyth’s European wholesale businesses, which include sales of Kaemingk acquired in June 2003, were offset by decreases in net sales in our North American wholesale premium and mass channel businesses when compared to the prior year period. The continued weakness in the US and European economies and the resulting cautious ordering by retailers had a negative impact on sales. The exclusion of sales from Wax Lyrical, which was closed in December 2002, also had an unfavorable impact on sales in this segment in the second quarter compared to the prior year period.

Net sales in the Wholesale Creative Expressions segment decreased $7.0 million, or 11.9%, to $51.6 million in the quarter ended July 31, 2003, compared with $58.6 million in the same period last year. Sales in this segment were negatively impacted as a result of reduced consumer spending and retailers’ caution in placing orders.

Net sales in the Catalog & Internet segment were $17.6 million in the quarter ended July 31, 2003 as a result of the acquisition of Miles Kimball in April 2003.  This segment did not exist in the prior year.

 Net sales in the All Other segment decreased $1.6 million, or 11.3%, to 12.6 million in the quarter ended July 31, 2003, compared with $14.2 million in the second quarter of fiscal 2003 as the travel and tourism industry continues to struggle.

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

Net Earnings

As a result of the foregoing, earnings before the cumulative effect of change in accounting principle decreased $5.2 million, or 14.3%, from $36.1 million in the six months ended July 31, 2002 to $30.9 million for the six months ended July 31, 2003.  Net earnings after the cumulative effect of change in accounting principle increased $26.5 million from $4.4 million in the first six months of fiscal 2003 to $30.9 in the first six months of fiscal 2004.  Net earnings decreased $7.6 million, or 40.2%, from $18.8 million in the quarter ended July 31, 2002 to $11.2 million in the quarter ended July 31, 2003.

Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the six months ended July 31, 2003, were $0.67, a decrease of $0.11, or 14.1% compared to $0.78 for the six months ended July 31, 2002.  Basic net earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the six months ended July 31, 2003, were $0.67, a decrease of $0.58, compared to $0.09 for the six months ended July 31, 2002.  Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.67 compared to $0.78 for the same period the prior year. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.68.  Diluted net earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.67, compared to $0.10 for the same period the prior year.

Liquidity and Capital Resources

Compared to January 31, 2003, when inventory levels are typically at the lowest point of the fiscal year, inventory increased $68.2 million from $187.9 million at January 31, 2003 to $256.1 million at July 31, 2003.  Of this increase $42.1 million is related to the acquisition of Miles Kimball and Kaemingk.  The remaining $26.1 million increase relates to the normal seasonal build of inventory in our other businesses.

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

Interest Rate Risk

As of July 31, 2003, the Company is subject to interest rate risk on approximately $71.0 million of variable rate debt.  Each 1 – percentage point increase in the interest rate would impact pre-tax earnings by approximately $0.7 million if applied to the total.

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