Form 10-Q/A
period 2003-10-31
BLYTH INC
filed 2004-08-04
CIK 921503

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

Explanatory Note

The purpose for this Amendment No. 1 to Blyth, Inc.’s Quarterly Report on Form 10-Q/A for the period ended October 31, 2003, is to restate our financial statement footnotes to reflect our segments as revised as of January 31, 2004 based on FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date, thereafter. These impairment reviews indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.  As a result, we have restated our 2003 financial statements as discussed in Note 2 to the Consolidated Financial Statements to reflect this goodwill impairment charge as a cumulative effect of accounting change for the adoption of SFAS 142 as of February 1, 2002 and such restatement is reflected throughout management’s discussion and analysis that is set forth below.

We have restated footnotes 4, 5, 7 and 9 to our financial statements and made changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations as necessary to reflect the results of the restatements discussed above.  No other changes have been made to our Quarterly Report for the period ended October 31, 2003.  No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	October 31, 2003	January 31, 2003
	(Unaudited)	Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$165,851	$168,596
Accounts receivable, less allowance for doubtful receivables of $4,587 and $4,093, respectively	194,108	82,913
Inventories	246,078	187,935
Prepaid and other	31,726	23,044
Assets held for sale	—	690
Deferred income taxes	17,591	14,297
Total current assets	655,354	477,475
Property, plant and equipment, at cost:
Less accumulated depreciation of $219,869 and $178,397, respectively	270,905	244,798
Other assets:
Investment	3,440	3,564
Excess of cost over fair value of assets acquired	177,993	113,534
Other intangible assets, net of accumulated amortization of $1,050	28,269	4,219
Deposits and other assets	12,674	16,494
	222,376	137,811
Total assets	$1,148,635	$860,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$45,826	$7,377
Current maturities of long-term debt	4,533	4,037
Accounts payable	67,682	58,571
Accrued expenses	96,321	80,953
Dividend payable	6,828	—
Income taxes	4,043	2,477
Total current liabilities	225,233	153,415
Deferred income taxes	37,357	20,810
Long-term debt, less current maturities	311,047	165,079
Minority interest and other	20,566	12,928
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,787,177 shares and 49,703,682 shares, respectively	996	994
Additional contributed capital	103,367	101,567
Retained earnings	549,464	496,627
Accumulated other comprehensive income (loss)	3,340	(4,751)
Treasury stock, at cost, 4,255,300 shares and 3,644,100 shares, respectively	(102,735)	(86,585)
Total stockholders’ equity	554,432	507,852
Total liabilities and stockholders’ equity	$1,148,635	$860,084

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Nine months ended October 31 (In thousands, except per share data)	2003	2002
		Restated (Note 2)
Net sales	$1,019,160	$908,098
Cost of goods sold	526,274	453,271
Gross profit	492,886	454,827
Selling	283,698	252,958
Administrative	93,676	85,330
Restructuring and impairment charges	767	—
	378,141	338,288
Operating profit	114,745	116,539
Other expense (income):
Interest expense	11,795	11,146
Interest income and other	(1,250)	(753)
Equity in earnings of investee	141	120
	10,686	10,513
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	104,059	106,026
Income tax expense	38,292	39,442
Earnings before minority interest and cumulative effect of change in accounting principle	65,767	66,584
Minority interest	(120)	—
Cumulative effect of change in accounting principle, net of tax of $2,887	—	(31,753)
Net earnings	$65,647	$34,831
Basic:
Earnings per common share before cumulative effect of change in accounting principle	$1.43	$1.44
Cumulative effect of change in accounting principle	—	(0.69)
	$1.43	$0.75
Weighted average number of shares outstanding	45,836	46,306
Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$1.43	$1.43
Cumulative effect of change in accounting principle	—	(0.68)
	$1.43	$0.75
Weighted average number of shares outstanding	46,036	46,589

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

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)
(In thousands, except share data)

							Accumulated other comprehensive income (loss)
			Additional contributed capital
	Common stock			Retained earnings	Treasury stock
	Shares	Amount			Shares	Amount		Total
For the nine months ended October 31, 2002:
Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the period - Restated (Note 2)				34,831				34,831
Foreign currency translation adjustments - Restated (Note 2)							6,182	6,182
Unrealized holding losses on certain investments (net of tax of $26)							(44)	(44)
Net loss on cash flow hedging instruments (net of tax of $303)							(512)	(512)
Comprehensive income - Restated (Note 2)								40,457
Common stock issued in connection with exercise of stock options	177,506	4	2,987					2,991
Tax benefit from stock options			312					312
Dividends				(10,184)				(10,184)
Treasury stock purchases					(813,300)	(18,604)		(18,604)
Balance, October 31, 2002	49,687,282	$994	$101,178	$473,685	(3,444,200)	$(81,554)	$(11,268)	$483,035
For the nine months ended October 31, 2003:
Balance, January 31, 2003 - Restated (Note 2)	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852
Net earnings for the period				65,647				65,647
Foreign currency translation adjustments							9,109	9,109
Unrealized holding losses on certain investments (net of tax of $122)							(210)	(210)
Net loss on cash flow hedging instruments (net of tax of $471)							(808)	(808)
Comprehensive income								73,738
Common stock issued in connection with exercise of stock options	83,495	2	1,688					1,690
Tax benefit from stock options			112					112
Dividends				(12,810)				(12,810)
Treasury stock purchases					(611,200)	(16,150)		(16,150)
Balance, October 31, 2003	49,787,177	$996	$103,367	$549,464	(4,255,300)	$(102,735)	$3,340	$554,432

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended October 31, (In thousands)	2003	2002
		Restated (Note 2)
Cash flows from operating activities:
Net earnings	$65,647	$34,831
Adjustments to reconcile net earnings to net cash used in operating activities:
Cummulative effect of change in accounting principle, net of tax	—	31,753
Depreciation and amortization	25,656	22,740
Loss on fixed asset disposal	(190)	—
Tax benefit from stock options	112	312
Deferred income taxes	(48)	2,386
Equity in loss of investee	141	120
Minority interest	120	—
Gain on sales of long-term investment	(497)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(103,316)	(85,021)
Inventories	(22,246)	(16,340)
Prepaid and other	517	4,279
Deposits and other assets	(55)	(826)
Accounts payable	(1,040)	(4,873)
Accrued expenses	9,625	(9)
Other liabilities	1,876	1,713
Income taxes	(2,501)	(1,722)
Total adjustments	(91,846)	(45,488)
Net cash used in operating activities	(26,199)	(10,657)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,847)	(11,405)
Purchases of long-term investment	(1,377)	—
Proceeds from sales of long-term investment	1,874	26
Cash impact of Wax Lyrical receivership	1,902	—
Purchase of businesses, net of cash acquired	(94,809)	(51,037)
Net cash used in investing activities	(108,257)	(62,416)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,690	2,991
Purchases of treasury stock	(16,150)	(18,604)
Borrowings from bank line of credit	60,147	68,071
Repayments on bank line of credit	(32,552)	(53,210)
Borrowings on long-term debt	130,463	517
Repayments on long-term debt	(4,131)	(19,648)
Dividends paid	(5,983)	(5,098)
Net cash provided by (used in) financing activities	133,484	(24,981)
Effect of exchange rate charges on cash	(1,773)	—
Net decrease in cash and cash equivalents	(2,745)	(98,054)
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$165,851	$37,303
Cash dividend declared, $0.15 per share 3rd quarter 2003 and $0.11 per share in 2002.	$6,828	$5,086

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands except per share data)	2003	2002	2003	2002
				Restated (Note 2)
Net earnings:
As reported	$34,774	$30,474	$65,647	$34,831
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	645	652	1,962	1,727
Pro forma	$34,129	$29,822	$63,685	$33,104
Net earnings per common share:
As reported:
Basic	$0.76	$0.66	$1.43	$0.75
Diluted	0.76	0.65	1.43	0.75
Pro forma:
Basic	$0.75	$0.64	$1.39	$0.71
Diluted	0.72	0.62	1.34	0.68

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

A summary of the effects of the restatement on the Company’s financial statements is as follows:

	Nine months ended October 31, 2002
	As Previously Reported	As Restated
Statement of Earnings:
Earnings before cumulative effect of accounting change	$66,584	$66,584
Cumulative effect of accounting change	(4,515)	(31,753)
Net earnings	$62,069	$34,831
Basic earnings per share:
Before cumulative effect of accounting change	$1.44	$1.44
Cumulative effect of accounting change	(0.10)	(0.69)
	$1.34	$0.75
Diluted earnings per share:
Before cumulative effect of accounting change	$1.43	$1.43
Cumulative effect of accounting change	(0.10)	(0.68)
	$1.33	$0.75
Statement of Stockholders’ Equity
Foreign currency translation adjustments	$8,949	$6,182
Comprehensive income	70,462	40,457

3.             New Accounting Pronouncements

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands except per share data)	2003	2002	2003	2002
				Restated (Note 2)
Net sales	$431,901	$434,767	$1,042,212	$1,049,548
Earnings before cumulative effect of change in accounting principle	34,774	37,817	63,336	72,138
Net earnings	34,774	37,817	63,336	40,385
Basic:
Earnings per common share before the cumulative effect of change in accounting principle	$0.76	$0.82	$1.38	$1.56
Net earnings per common share	0.76	0.82	1.38	0.87
Diluted:
Earnings per common share before the cumulative effect of change in accounting principle	$0.76	$0.81	$1.38	$1.55
Net earnings per common share	0.76	0.81	1.38	0.87

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2002.

At October 31, 2003, the Company had a total of $178.0 million of excess of cost over fair value of assets acquired  (“goodwill”) on its balance sheet compared to $113.5 million at January 31, 2003.  Goodwill attributable to the Wholesale Home Fragrance segment at October 31, 2003 was $18.5 million as a result of the acquisition of Kaemingk in June 2003.  Goodwill attributable to the Wholesale Creative Expressions segment at October 31, 2003 was $78.7 million, unchanged from January 31, 2003.   Goodwill attributable to the Catalog & Internet segment at October 31, 2003 was $46.0 million, as a result of the April 2003 acquisition of Miles Kimball.  Goodwill in the All Other segment at October 31, 2003 was unchanged from January 31, 2003 at $34.8 million.

6.             Inventories

The components of inventory consist of the following (in thousands):

	October 31, 2003	January 31, 2003
Raw materials	$25,487	$33,950
Work in procress	2,798	2,509
Finished goods	217,793	151,476
	$246,078	$187,935

7.             Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
				Restated (Note 2)
Net earnings	$34,774	$30,474	$65,647	$34,831
Weighted average number of common shares outstanding:
Basic	45,526	46,299	45,836	46,306
Dilutive effect of stock options	238	303	200	283
Weighted average number of common shares outstanding:
Diluted	45,764	46,602	46,036	46,589

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2003	2002	2003	2002
Net Sales
Direct Selling	$172,470	$164,329	$506,928	$486,330
Wholesale Home Fragrance	128,227	89,440	244,987	209,311
Wholesale Creative Expressions	83,082	94,276	170,578	170,578
Catalog & Internet	34,511	—	58,046	—
All Other	13,611	14,136	38,621	41,879
Total	$431,901	$362,181	$1,019,160	$908,098
Earnings
Direct Selling	$29,720	$31,656	$93,188	$100,300
Wholesale Home Fragrance	12,790	(343)	2,274	(15,003)
Wholesale Creative Expressions	15,201	19,593	20,469	28,069
Catalog & Internet	2,204	—	(194)	—
All Other	(147)	1,068	(992)	3,173
	59,768	51,974	114,745	116,539
Other expense	(4,667)	(3,448)	(10,686)	(10,513)
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$55,101	$48,526	$104,059	$106,026

	October 31, 2003	January 31, 2003
		Restated (note 2)
Identifiable Assets
Direct Selling	$275,256	$246,607
Wholesale Home Fragrance	361,168	238,829
Wholesale Creative Expressions	208,219	174,827
Catalog & Internet	113,654	—
All Other	63,135	61,816
Unallocated Corporate	127,203	138,005
Total	$1,148,635	$860,084

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

13.          401(k) and Profit Sharing Plan

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

14.          Termination of Interest Rate Swap

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

Net sales in the Direct Selling segment increased $8.2 million, or 5.0%, to $172.5 million in the quarter ended October 31, 2003, compared with $164.3 million in the same period last year. PartyLite Worldwide net sales in the third quarter benefited from favorable foreign exchange effects on European sales.

Net sales in the Wholesale Home Fragrance segment increased $38.8 million, or 43.4%, to $128.2 million in the quarter ended October 31, 2003, compared to $89.4 million in the same period in the prior year. Such increase in net sales was attributable to the inclusion of sales of Kaemingk acquired in June 2003. Offsetting this increase was a decrease in net sales in Blyth’s other wholesale businesses in this segment in the quarter ended October 31, 2003 compared with the prior year period.

Net sales in the Wholesale Creative Expressions segment decreased $11.2 million, or 11.9%, to $83.1 million in the quarter ended October 31, 2003, compared with $94.3 million in the same period last year.  This decrease is attributable to wholesalers’ caution in placing orders given the uncertain retail environment.

Net Sales in the Catalog & Internet segment represented by Miles Kimball, acquired in April 2003, reported sales of $34.5 million.  This segment did not exist in the prior year period.

Net sales in the All Other segment at $13.6 million were essentially even with the same period a year earlier as the hospitality and travel industries continue to struggle.

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

Cumulative Effect of Change in Accounting Principle

As a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recorded a one-time charge of $34.6 million pre-tax, $31.8 million net of income taxes, on February 1, 2002, which is reflected as the cumulative effect of a change in accounting principle (See Note 4 to the Consolidated Financial Statements).

Net Earnings

As a result of the foregoing, earnings before the cumulative effect of change in accounting principle decreased $0.8 million, or 1.2%, from $66.6 million in the nine months ended October 31, 2002 to $65.8 million for the nine months ended October 31, 2003.  Net earnings after the cumulative effect of change in accounting principle increased $30.8 million, or 47.0%, from $34.8 million in the first nine months of fiscal 2003 to $65.6 in the first nine months of fiscal 2004.    Net earnings increased $4.3 million, or 14.1%, from $30.5 million in the quarter ended October 31, 2002 to $34.8 million in the quarter ended October 31, 2003.

Basic earnings per share before the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the nine months ended October 31, 2003, were $1.43, a decrease of $0.01, or 0.4% compared to $1.44 for the nine months ended October 31, 2002.  Basic net earnings per share after the cumulative effect of change in accounting principle, based upon the weighted average number of shares outstanding for the nine months ended October 31, 2003, were $1.43, an increase of $0.68, compared to $0.75 for the nine months ended October 31, 2002.  Diluted earnings per share before the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.43 for the current and prior year nine month periods. The cumulative effect of change in accounting principle on diluted earnings per share equaled $0.68 for the nine months ended October 31, 2002.  Diluted net earnings per share after the cumulative effect of change in accounting principle, based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.43, compared to $0.75 for the same period the prior year.

Liquidity and Capital Resources

Compared to January 31, 2003, when inventory levels are typically at the lowest point of the fiscal year, inventory increased $58.2 million from $187.9 million at January 31, 2003 to $246.1 million at October 31, 2003.  This increase is driven in part by the acquisitions of Miles Kimball and Kaemingk, which accounted for approximately $28.5 million of such increase.  The remaining increase is due to the normal seasonal inventory build.

Accounts receivable increased $111.2 million from $82.9 million at January 31, 2003 to $194.1 million at October 31, 2003.  The acquisitions of Miles Kimball and Kaemingk accounted for approximately $38.0 million of this increase.  This increase is consistent with the seasonality of the business.

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