Form 10-Q
period 2004-07-31
BLYTH INC
filed 2004-09-09
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

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

Yes   ☒             No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒             No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,901,011  Common Shares as of August 31, 2004

BLYTH, INC.

Part I.   FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	July 31, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,197	$229,726
Accounts receivable, less allowance for doubtful receivables of $3,783 and $4,470, respectively	84,640	104,502
Inventories	274,526	208,581
Prepaid and other	28,595	40,302
Short-term investment	10,000	—
Assets held for sale	1,085	9,437
Deferred income taxes	14,130	14,191
Total current assets	497,173	606,739
Property, plant and equipment, at cost:
Less accumulated depreciation of $223,584 and $210,961, respectively	250,837	260,497
Other assets:
Investments	14,556	3,510
Goodwill	206,916	204,093
Other intangible assets, net of accumulated amortization of $2,650 and $1,500, respectively	40,450	41,600
Deposits and other assets	12,061	11,524
	273,983	260,727
Total assets	$1,021,993	$1,127,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$118,360	$13,621
Current maturities of long-term debt	4,458	4,522
Accounts payable	58,873	78,407
Liabilities associated with assets held for sale	—	508
Accrued expenses	74,364	97,395
Income taxes	—	11,746
Total current liabilities	256,055	206,199
Deferred income taxes	35,170	33,773
Long-term debt, less current maturities	271,153	275,743
Minority interest and other	23,844	23,278
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,351,927 shares and 49,975,502 shares, respectively	1,007	999
Additional contributed capital	117,652	107,965
Retained earnings	589,533	570,171
Accumulated other comprehensive income	11,617	15,224
Treasury stock, at cost, 9,453,416 shares and 4,345,100 shares, respectively	(284,038)	(105,389)
Total stockholders’ equity	435,771	588,970
Total liabilities and stockholders’ equity	$1,021,993	$1,127,963

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2004	2003
Net sales	$648,043	$587,259
Cost of goods sold	318,921	291,311
Gross profit	329,122	295,948
Selling	208,702	179,298
Administrative	67,147	61,673
	275,849	240,971
Operating profit	53,273	54,977
Other expense (income):
Interest expense	10,258	7,102
Interest income and other	(1,302)	(1,282)
Equity in (earnings)/loss of investee	(46)	199
	8,910	6,019
Earnings before income taxes and minority interest	44,363	48,958
Income tax expense	17,243	18,014
Earnings before minority interest	27,120	30,944
Minority interest	—	71
Net earnings	$27,120	$30,873
Basic:
Net earnings per common share	$0.60	$0.67
Weighted average number of shares	45,381	45,991
Diluted:
Net earnings per common share	$0.59	$0.67
Weighted average number of shares	45,804	46,174

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Three months ended July 31 (In thousands, except per share data)	2004	2003
Net sales	$289,063	$275,268
Cost of goods sold	142,952	140,716
Gross profit	146,111	134,552
Selling	93,627	82,229
Administrative	33,472	31,604
	127,099	113,833
Operating profit	19,012	20,719
Other expense (income):
Interest expense	5,049	3,512
Interest income and other	(411)	(691)
Equity in (earnings)/loss of investee	(69)	64
	4,569	2,885
Earnings before income taxes and minority interest	14,443	17,834
Income tax expense	5,048	6,561
Earnings before minority interest	9,395	11,273
Minority interest	(50)	27
Net earnings	$9,445	$11,246
Basic:
Net earnings per common share	$0.21	$0.25
Weighted average number of shares outstanding	45,097	45,903
Diluted:
Net earnings per common share	$0.21	$0.24
Weighted average number of shares outstanding	45,502	46,155

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share date)

	Common stock		Additional contributed capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total

	Shares	Amount			Shares	Amount
For the six months ended July 31, 2003:
Balance, January 31, 2003	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852
Net earnings for the period				30,873				30,873
Foreign currency translation adjustments							6,266	6,266
Unrealized holding losses on certain investments (net of tax of $74)							(126)	(126)
Net loss on cash flow hedging instruments (net of tax of $171)							(294)	(294)
Comprehensive income								36,719
Common stock issued in connection with long-term incentive plan	73,495	1	1,419					1,420
Tax benefit from stock options			100					100
Dividends				(5,983)				(5,983)
Treasury stock purchases					(371,200)	(9,849)		(9,849)
Balance, July 31, 2003	49,777,177	$995	$103,086	$521,517	(4,015,300)	$(96,434)	$1,095	$530,259

For the six months ended July 31, 2004
Balance, January 31, 2004	49,975,502	$999	$107,965	$570,171	(4,345,100)	$(105,389)	$15,224	$588,970
Net earnings for the period				27,120				27,120
Foreign currency translation adjustments							(3,503)	(3,503)
Unrealized holding losses on certain investments (net of tax of $20)							(35)	(35)
Net loss on cash flow hedging instruments (net of tax of $39)							(69)	(69)
Comprehensive income								23,513
Common stock issued in connection with long-term incentive plan	376,425	8	9,057			—		9,065
Tax benefit from stock options			630					630
Dividends				(7,758)				(7,758)
Treasury stock purchases					(5,108,316)	(178,649)		(178,649)
Balance, July 31, 2004	50,351,927	$1,007	$117,652	$589,533	(9,453,416)	$(284,038)	$11,617	$435,771

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended July 31 (In thousands)	2004	2003
Cash flows from operating activities:
Net earnings	$27,120	$30,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,756	16,633
Loss on fixed asset disposal	—	(190)
Tax benefit from stock options	630	100
Deferred income taxes	1,679	119
Equity in (earnings)/loss of investee	(46)	199
Minority interest	(99)	71
Gain on sale of assets held for sale	(364)	(497)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	18,748	(13,640)
Inventories	(67,584)	(33,285)
Prepaid and other	3,466	1,489
Deposits and other assets	(41)	22
Goodwill disposed of due to sale of assets held for sale	(3,621)	—
Accounts payable	(18,858)	(6,009)
Accrued expenses	(22,276)	(14,397)
Other liabilities	684	1,542
Income taxes	251	(4,011)
Total adjustments	(69,675)	(51,854)
Net cash used in operating activities	(42,555)	(20,981)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,888)	(9,525)
Purchases of investments	(21,000)	—
Purchases of long-term investment	—	(1,377)
Proceeds from sales of long term investments	—	1,874
Proceeds from sale of assets held for sale	9,752	—
Cash impact of Wax Lyrical receivership	—	1,902
Purchase of businesses, net of cash acquired	(6,757)	(94,736)
Net cash used in investing activities	(26,893)	(101,862)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,065	1,420
Purchases of treasury stock	(178,649)	(9,849)
Borrowings from bank line of credit	121,170	20,095
Repayments on bank line of credit	(16,321)	(8,368)
Borrowings on long-term debt	—	30,678
Repayments of long-term debt	(4,468)	(3,853)
Dividends paid	(7,758)	(5,983)
Net cash provided by (used in) financing activities	(76,961)	24,140
Effect of exchange rate changes on cash	880	(1,916)
Net decrease in cash and cash equivalents	(145,529)	(100,619)
Cash and cash equivalents at beginning of period	229,726	168,596
Cash and cash equivalents at end of period	$84,197	$67,977

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  At January 31, 2004 the Company reported its financial results in five segments: Direct Selling, Wholesale Home Fragrance, Wholesale Creative Expressions, Catalog & Internet and All Other.  As a result of certain organizational changes we have implemented, we have reevaluated our reporting segments pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined to report financial information with respect to three segments beginning with the period ended April 30, 2004. These new reporting segments are as follows - the Direct Selling segment, the Wholesale segment and the Catalog & Internet segment.  The Company’s reportable segments are based on similarities in distribution channels, customers and management oversight.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, related accessories, fragranced bath gels and body lotions and other fragranced products.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of more than 51,000 active independent sales consultants.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance, home décor, seasonal decorations and Away From Home products.  Products in this segment are sold worldwide to retailers in the premium and specialty retail channels under the Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, CBK®, Holiday365™, Kaemingk®(1) and Seasons of Cannon Falls® brands and to retailers in the mass retail and foodservice channel under the Ambria®, FilterMate®, Florasense®, Gies®(1), Liljeholmens®, and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources, markets and distributes a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts sold direct to the consumer under the Miles Kimball®, Exposures®, Walter Drake®, Home Marketplace® and Directions…The Path To Better Health® brands.  These products are sold in North America.

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.   Interest income and other consists of interest income earned from investments, foreign currency gains and losses and gains and losses from sales of investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited consolidated financial statements include all accruals necessary for fair presentation of the Company’s consolidated financial position at July 31, 2004 and the consolidated results of its operations and cash flows for the six-month periods ended July 31, 2004 and 2003.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2004, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.

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

	Three months ended July 31,		Six months ended July 31,
(In thousands except per share data)	2004	2003	2004	2003

Net earnings:
As reported	$9,445	$11,246	$27,120	$30,873
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	598	908	1,043	1,844
Pro forma	$8,847	$10,338	$26,077	$29,029
Net earnings per common share:
As reported:
Basic	$0.21	$0.25	$0.60	$0.67
Diluted	0.21	0.24	0.59	0.67
Pro forma:
Basic	$0.20	$0.23	$0.57	$0.63
Diluted	0.19	0.22	0.57	0.63

2.                                      Business Acquisitions

On April 1, 2003, the Company acquired 100% of the Miles Kimball Company (“Miles Kimball”), a direct marketer of giftware, home décor and household convenience items, premium photo albums, frames and holiday cards under the Miles Kimball® and Exposures® catalog titles for approximately $66.2 million in cash.  The acquisition of Miles Kimball aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the home expressions industry.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $46.0 million, which will not be deductible for income tax purposes.  The other intangibles acquired consist of $16.1 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus $9.0 million of customer lists, which will be amortized on an accelerated basis over 12 years.  Amortization expense recorded in fiscal 2004 totaled $1.4 million.  Estimated amortization expense for the next 5 fiscal years is as follows:  $1.5 million, $1.5 million, $1.2 million, $0.9 million and $0.9 million.  The results of operations of Miles Kimball are included in the Consolidated Statements of Earnings of the Company since April 2, 2003.  For segment reporting purposes, Miles Kimball is included in the Catalog & Internet segment.

On June 20, 2003, the Company acquired a 100% interest in Kaemingk B.V. (“Kaemingk”), a designer and marketer of a wide range of premium seasonal decorations. Kaemingk’s product lines feature Christmas décor, including ornaments, lighting, trim, glassware, candles and plush animals, as well as spring and summer decorative accents.  The acquisition of Kaemingk aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the home expressions industry.  The cash purchase price was approximately $36.2 million less cash acquired of $7.7 million resulting in net cash paid of $28.5 million.  Approximately $30.6 million of the cash purchase price was borrowed under the Company’s $200 million unsecured revolving credit facility.  The Company also assumed Kaemingk’s long-term debt of approximately $14.4 million.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $17.6 million, which will not be deductible for income tax purposes.  During the quarter ended October 31, 2003, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment.  In addition to the fixed purchase price, there is contingent consideration payable in the form of a three-year earn out provision based on a pre-defined formula related to a multiple of earnings before interest and income taxes. A $3.4 million liability for the first annual earn out payment was recorded in the quarter ended April 30, 2004. The results of operations of Kaemingk are included in the Consolidated Statements of Earnings of the Company since June 21, 2003.  For segment reporting purposes, Kaemingk is included in the Wholesale segment.

On December 22, 2003, the Company acquired 100% of Walter Drake, a direct marketer of value-priced household products including household gifts, gadgets and convenience products, personalized merchandise, home décor and holiday cards under the Walter Drake and Home Marketplace catalog titles, for approximately $54.2 million in cash.  The acquisition of Walter Drake aligns with the one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the home expressions industry.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million, which will be deductible for income tax purposes.  During the quarter ended April 30, 2004, the Company recorded an adjustment to record additional liabilities primarily related to severance of employees of the Colorado Springs facility as of the acquisition date.  These additional costs relate to the integration of the Walter Drake business into Miles Kimball, which is expected to be completed by the end of the third quarter of fiscal 2005.  These adjustments increased the goodwill by approximately $3.1 million to $28.5 million.  The other intangibles acquired consist of approximately $12.0 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus approximately $6.0 million of customer lists, which will be amortized on an accelerated basis over 10 years. Estimated amortization expense for the next 5 fiscal years is as follows:  $0.9 million, $0.9 million, $0.9 million, $0.6 million and $0.6 million.  The results of operations of Walter Drake are included in the Consolidated Statements of Earnings of the Company since December 23, 2003.  For segment reporting purposes, Walter Drake is included in the Catalog & Internet segment.

The following provides an allocation of the purchase price of Walter Drake (in thousands)

Cash Purchase Price	$54,188
Less: Assets acquired
Accounts receivable	539
Inventories	6,010
Prepaid and other	5,743
Property, plant and equipment	4,667
Intangible assets	18,000
34,959
Plus: Liabilities assumed
Cash overdraft	580
Accounts payable	3,442
Accrued expenses	5,057
Other	189
9,268
Unallocated purchase price (goodwill)	$28,497

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

	Three months ended July 31,		Six months ended July 31,
(In thousands except per share data)	2004	2003	2004	2003
Net sales	$289,063	$294,539	$648,043	$649,954
Net earnings	9,445	10,150	27,120	28,364
Basic:
Net earnings per common share	$0.21	$0.22	$0.60	$0.62
Diluted:
Net earnings per common share	$0.21	$0.22	$0.59	$0.61

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2003.

The following table shows changes in the carrying amount of goodwill for the quarter ended July 31, 2004, by operating segment:

	Wholesale	Catalog & Internet	Total
Goodwill at April 30, 2004	$132.5	$74.6	$207.1
Foreign currency translation adjustment related to Kaemingk goodwill	(0.2)	—	(0.2)
Total adjustments	(0.2)	—	(0.2)
Goodwill at July 31, 2004	$132.3	$74.6	$206.9

3.                                      Inventories

The components of inventory are as follows (in thousands):

	July 31, 2004	January 31, 2004
Raw materials	$32,742	$25,104
Work in process	1,489	915
Finished goods	240,295	182,562
	$274,526	$208,581

4.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net earnings	$9,445	$11,246	$27,120	$30,873
Weighted average number of common shares outstanding:
Basic	45,097	45,903	45,381	45,991
Dilutive effect of stock options	405	252	423	183
Weighted average number of common shares outstanding:
Diluted	45,502	46,155	45,804	46,174

For the three and six month periods ended July 31, 2004 and 2003, options to purchase 3,000, 13,000, 460,300 and 912,500 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

5.                                      Restructuring Charges

During the third and fourth quarters of fiscal 2004 the Company recorded severance payments to employees of $0.5 million pre-tax related to the closure of its Hyannis, MA manufacturing facility. In conjunction with the closing, the Company eliminated 43 jobs comprised of manufacturing and management positions. This manufacturing facility, which was the Company’s smallest, is located in a busy downtown area of Cape Cod, making transportation of raw materials and finished products to and from the location challenging. Operations are being consolidated into Blyth’s manufacturing facility in Batavia, Illinois.

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

At January 31, 2004, the Company had approximately $3.3 million of restructuring charges included in the Consolidated Balance Sheet, which related to the aforementioned severance liabilities and lease obligations.  As a result of payments made during the quarter ended July 31, 2004 approximately $0.8 million of severance liabilities and $0.6 million of lease obligations were remaining on the balance sheet at July 31, 2004.  The remaining severance liability and lease obligations will be paid within the next twelve months.

(In thousands)	Lease Obligations	Severence Costs	Total

Balance at January 31, 2004	$905	$2,395	$3,300
Payments made against 2004 charges	(321)	(1,594)	(1,915)
Balance at July 31, 2004	$584	$801	$1,385

6.                                      Segment Information

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  At January 31, 2004 the Company reported its financial results in five segments: Direct Selling, Wholesale Home Fragrance, Wholesale Creative Expressions, Catalog & Internet and All Other.  As a result of certain organizational changes we have implemented, we have reevaluated our reporting segments pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined to report financial information with respect to three segments beginning with the period ended April 30, 2004. These new reporting segments are as follows - the Direct Selling segment, the Wholesale segment and the Catalog & Internet segment.  As required by FASB Statement No.131, we have restated the corresponding information for the prior year to report in the current composition of our reportable segments.  The Company’s reportable segments are based on similarities in distribution channels, customers and management oversight.  Revenues are not reported by product or group of similar products, as it is impractical to do so.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, related accessories, fragranced bath gels and body lotions and other fragranced products.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of more than 51,000 active independent sales consultants.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance, home décor, seasonal decorations and Away From Home products.  Products in this segment are sold worldwide to retailers in the premium and specialty retail channels under the Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, CBK®, Holiday365™, Kaemingk®(1), and Seasons of Cannon Falls® brands and to retailers in the mass retail and foodservice channel under the Ambria®, FilterMate®, Florasense®, Gies®(1), Liljeholmens®, and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources, markets and distributes a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts sold direct to the consumer under the Miles Kimball®, Exposures®, Walter Drake®, Home Marketplace® and Directions…The Path To Better Health® brands.  These products are sold in North America.

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

(1)     Colonial, Gies and Kaemingk trademarks are registered and sold only outside the United States.

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2004	2003	2004	2003
Net Sales
Direct selling	$150,309	$143,219	$340,172	$334,458
Wholesale	103,313	114,484	231,076	229,266
Catalog & Internet	35,441	17,565	76,795	23,535
Total	$289,063	$275,268	$648,043	$587,259
Earnings
Direct Selling	$25,051	$23,845	$63,053	$61,250
Wholesale	(4,255)	(1,631)	(6,934)	(4,280)
Catalog & Internet	(1,784)	(1,495)	(2,846)	(1,993)
	19,012	20,719	53,273	54,977
Other expense	(4,569)	(2,885)	(8,910)	(6,019)
Earnings before income taxes and minority interest	$14,443	$17,834	$44,363	$48,958

	July 31, 2004	January 31, 2004
Identifiable Assets
Direct Selling	$274,013	$273,900
Wholesale	532,232	526,133
Catalog & Internet	167,193	160,380
Unallocated Corporate	48,555	167,550
Total	$1,021,993	$1,127,963

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

There is an additional $1.1 million classified as assets held for sale in the Consolidated Balance Sheet as of January 31, 2004 and July 31, 2004 related to the Hyannis, MA manufacturing facility the closure of which is discussed in Note 5.

8.                                      Tender Offer

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $171.9 million including fees and expenses paid to date.  The tender offer was funded with $85.4 million of available cash and $86.5 million of borrowings against our $200 million Credit Facility.  The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Overview

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items, personalized gifts and products such as chafing fuel and tabletop lighting for the Away From Home trade.  As a competitor in the global home expressions industry, the Company’s products can be found throughout North America, Europe and Australia.  The Company reports its financial results in three segments - the Direct Selling segment, the Wholesale segment and the Catalog & Internet segment.  The Company’s reportable segments are based on similarities in distribution channels, customers and management oversight.

Today, on an annualized net sales basis, the Company is comprised of an approximately $750 million direct selling business, an approximately $650 million wholesale business and an approximately $200 million catalog and Internet business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share, and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure, particularly in the Wholesale segment.  As a result, we have numerous collaborative initiatives underway within this segment, which we believe will help drive sales and maximize the sales and marketing talents across this segment.  These initiatives include joint trade show promotions, customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources.

With the acquisitions of Miles Kimball in April 2003 and Walter Drake in December 2003, we entered the catalog and Internet channel of distribution, giving us a presence in all of our desired channels.  We are beginning to benefit from the operational efficiencies of integrating the Walter Drake business into Miles Kimball, particularly in the areas of distribution and customer service.  We expect some of these efficiencies to be offset by one-time costs associated with the integration of Walter Drake’s operations into Miles Kimball, which is near completion.

Net Sales

Net sales increased $60.7 million, or 10.3%, to $648.0 million in the first six months of fiscal 2005 from $587.3 million in the first six months of fiscal 2004.  Net sales in the quarter ended July 31, 2004 increased $13.8 million or 5.0% to $289.1 million compared with $275.3 million a year earlier.  Sales in the quarter ended July 31, 2004 were affected by three main factors.  First, approximately 5 percentage points of the increase in net sales may be attributed to the net effect of the inclusion of sales of Kaemingk, acquired in June 2003, and Walter Drake, acquired in December 2003, which was partially offset by the divestiture of Jeanmarie Creations in April 2004.  Second, a 10% sales shortfall in our North American Wholesale business had a negative impact on total sales of approximately 4 percentage points. Third, sales increases in our PartyLite Direct Selling business segment had a positive sales impact of approximately 3 percentage points.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment increased $7.1 million, or 5.0%, to $150.3 million in the quarter ended July 31, 2004, compared with $143.2 million in the same period last year.  In North America, PartyLite’s US sales were approximately even with the prior year.  In both dollars and local currency, PartyLite Canada reported an approximately 15% decrease versus the prior year.  Canada is PartyLite’s most heavily penetrated market, and generating positive sales momentum has been challenging in recent years.  Booking shows has become more competitive in this market as a result of an increase in Direct Selling companies using the Party Plan method of selling.  In PartyLite’s European markets, sales increased approximately 24% in US dollars (16% in local currencies), on account of continued positive momentum following a 10-month leadership program in Germany, PartyLite’s largest European market, which resulted in a net increase of nearly 1,000 consultants.  Corresponding activity improvement resulted in a higher number of reactivations and fewer inactive consultants in Germany.  In addition, the new 2004 spring catalog and product line was well received throughout Europe.

Net Sales – Wholesale Segment

Net sales in the Wholesale segment decreased $11.2 million, or 9.8%, to $103.3 million in the quarter ended July 31, 2004, compared with $114.5 million in the same period in fiscal 2004.  The decrease in this segment is primarily a result of a significant sales shortfall in the North American Wholesale business.   Feedback from our independent retailers at the 2004 trade shows indicated apprehension and uncertainty relative to the expected sales trends for the upcoming holiday selling season.  These retailers are very concerned that reduced discretionary income, resulting from the recent severe spike in gasoline prices, will negatively impact holiday season sales, making them reluctant to commit to holiday inventory purchases.  Similar trends are also occurring in the specialty and mass retail channels.  Net sales were also negatively impacted by the divestiture of Jeanmarie Creations in April 2004, which approximately offset the benefit of a full quarter of net sales from Kaemingk, acquired in June 2003.  Our European wholesale businesses experienced double digit sales growth in the second quarter, driven by increases in seasonal decorations and mass channel candles.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet Segment increased $17.8 million to $35.4 million in the quarter ended July 31, 2004, compared with $17.6 million in the same period in fiscal 2004.  Sales in this segment more than doubled due to the addition of Walter Drake in December 2003.  The integration of Walter Drake’s operations into those of Miles Kimball is nearly complete.  All second quarter shipments took place from the Miles Kimball distribution center, telephone orders were handled by our two Miles Kimball call centers and Internet orders were all processed by the Miles Kimball team.

Gross Profit

Gross profit increased $33.2 million, or 11.2% from $295.9 million in the first six months of fiscal 2004 to $329.1 million in the first six months of fiscal 2005.  Gross profit margin increased from 50.4% for the first six months of fiscal 2004 to 50.8% for the first six months of fiscal 2005.  Gross profit in the quarter ended July 31, 2004 increased $11.6 million, or 8.6% from $134.5 million for the quarter ended July 31, 2003 to $146.1 million for the quarter ended July 31, 2004.  Gross profit margin increased from 48.9% for the quarter ended July 31, 2003 to 50.5% for the quarter ended July 31, 2004.  This improvement was due to favorable product mix and improvements in the Direct Selling segment related to reduced shipping and handling expenses, and profitability improvements due to the recent restructuring efforts of our North American home fragrance operations, offset somewhat by commodity cost increases experienced by some of our businesses.  In addition, a mix shift due to recent acquisitions also had a negative impact on gross profit margin.  These acquired businesses are quite profitable but have lower gross margins than the overall Company average.

Selling Expense

Selling expense increased $29.4 million, or 16.4%, from $179.3 million in the first six months of fiscal 2004, when selling expense was 30.6% of net sales, to $208.7 million in the first six months of fiscal 2005, or 32.2% of net sales.  Selling expense increased $11.4 million, or 13.9%, from $82.2 million in the quarter ended July 31, 2003 to $93.6 million in the quarter ended July 31, 2004.  As a percent of sales, selling expense was 32.4% in the most recent fiscal quarter compared to 29.9% a year earlier.  The increase in selling expense is primarily due to the addition of Walter Drake as its selling expense to sales ratio is higher than Blyth’s overall average.  Second, the sales mix shift to the Direct Selling segment, which also has a higher selling expense, impacted Blyth’s selling expense to sales ratio.  In addition, promotion and program spending, particularly in the Wholesale segment, was reduced at a rate below the rate of the sales shortfall, which further negatively impacted Blyth’s selling expense to sales ratio.

Administrative Expense

Administrative expense increased $5.4 million, or 8.8%, from $61.7 million in the first six months of fiscal 2004 to $67.1 million in the first six months of fiscal 2005.  Administrative expense increased $1.9 million or 6.0% from $31.6 million in the quarter ended July 31, 2003 to $33.5 million in the quarter ended July 31, 2004.  As a percent of sales, administrative expense was 11.6% in the second quarter of fiscal 2005 versus 11.5% in the same period last year.  Administrative expenses increased due to the addition of Walter Drake, investment spending in various organic strategic initiatives and compliance costs associated with the Sarbanes-Oxley Act of 2002.

Operating Profit

Operating profit decreased $1.7 million, or 3.1%, from $55.0 million in the first six months of fiscal 2004 to $53.3 million in the first six months of fiscal 2005.  Operating profit decreased $1.7 million, or 8.2%, from $20.7 million in the quarter ended July 31, 2003 to $19.0 million in the quarter ended July 31, 2004.  The sales shortfall in the Wholesale segment is the primary reason for the decrease in operating profit.  We believe this shortfall to be the result of retailer caution and, specifically, their reluctance to commit to holiday product orders, which typically begin shipping in the second quarter.  Secondly, operating profit was negatively impacted by expenses related to compliance with the Sarbanes-Oxley Act of 2002.  The decline also reflects the negative impact of the seasonality of our recent Catalog & Internet segment acquisitions, the impact of higher raw material costs as well as our investment in a number of organic strategic initiatives.

Operating Profit/Loss - Direct Selling Segment

Operating profit in the quarter ended July 31, 2004 in the Direct Selling segment increased $1.3 million, or 5.5%, to $25.1 million when compared to $23.8 million a year earlier.  The improved profitability resulted from reduced shipping and handling expenses in North America as well as from efficiencies gained as a result of increased scale in PartyLite’s European operations.

Operating Profit/Loss - Wholesale Segment

Operating loss in the quarter ended July 31, 2004 in the Wholesale segment was $4.3 million versus a loss of $1.6 million a year earlier.  A profitability decline due to lower sales in our North American wholesale business, as discussed earlier, across all products and distribution channels, more than offset the profitability improvements we have been making due to the recent restructuring of our North American home fragrance operations.  Increased raw material costs also negatively impacted this segment’s operating profit.

Operating Profit/Loss - Catalog & Internet Segment

Operating loss in the quarter ended July 31, 2004 in the Catalog & Internet segment was $1.8 million versus a loss of $1.5 million a year earlier.  The operating loss was expected given the seasonal nature of this segment and includes expenses associated with the integration of Walter Drake into Miles Kimball.  The major facets of the infrastructure transition, including that of Walter Drake’s call center and distribution center, are nearly complete.

Interest Expense

Interest expense increased approximately $3.2 million from $7.1 million in the first six months of fiscal 2004 to $10.3 million in the first six months of fiscal 2005.  Interest expense increased approximately $1.5 million from $3.5 million in the quarter ended July 31, 2003 to $5.0 million in the quarter ended July 31, 2004.  This increase is mostly due to higher interest costs related to the $100 million of 5.5% Senior Notes issued in October 2003.

Income Taxes

Income tax expense decreased $0.8 million, or 4.4%, from $18.0 million in the first six months of fiscal 2004 to $17.2 million in the same period in the current fiscal year.  Income tax expense decreased $1.6 million, or 24.2%, from $6.6 million in the quarter ended July 31, 2003 to $5.0 million in the quarter ended July 31, 2004.  This decrease is primarily due to the decrease in earnings and to a lower expected effective tax rate for fiscal 2005.  The effective tax rate for the quarter ended July 31, 2004 was approximately 35% compared to 36.8% in the second quarter of fiscal 2004. We anticipate that our full year effective income tax rate for fiscal 2005 will be approximately 36.0%.

Net Earnings

As a result of the foregoing, net earnings decreased $3.8 million, or 12.3%, from $30.9 million in the six months ended July 31, 2003 to $27.1 million for the six months ended July 31, 2004.  Net earnings decreased $1.8 million, or 16.1%, from $11.2 million in the second quarter of fiscal 2004 to $9.4 million in the second quarter of fiscal 2005.

Basic earnings per share based upon the weighted average number of shares outstanding for the six months ended July 31, 2004, were $0.60, a decrease of $0.07, or 10.4%, compared to $0.67 for the six months ended July 31, 2003.  Basic earnings per share based upon the weighted average number of shares outstanding for the quarter ended July 31, 2004, were $0.21, a decrease of $0.04, or 16.0%, compared to $0.25 for the quarter ended July 31, 2003.  Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised, were $0.59 for the six months ended July 31, 2004, compared to $0.67 for the same period the prior year.  Diluted earnings per share were $0.21 for the quarter ended July 31, 2004, compared to $0.24 for the same period last year, a decrease of $0.03 or 12.5%.

Liquidity and Capital Resources

Inventory increased from $208.6 million at January 31, 2004 to $274.5 million at July 31, 2004.  The increase in inventory is primarily due to normal inventory purchases of seasonal product in our Direct Selling and Wholesale segment and to the weak sales in the North American Wholesale segment in the quarter ended July 31, 2004.  Accounts receivable decreased $19.9 million from $104.5 million at the end of fiscal 2004 to $84.6 million at July 31, 2004.  The decrease in accounts receivable is due to the collections of accounts receivable related to seasonal sales in the third and fourth quarter of fiscal 2004 and weak sales in the North American Wholesale segment in the first six months of fiscal 2005.  Accounts payable and accrued expenses decreased $42.5 million from $175.8 million at the end of fiscal 2004 to $133.3 million at July 31, 2004.  The decrease in accounts payable and accrued expenses is attributable to normal patterns of payment of operating expenses including the semi-annual payment of accrued interest and incentive bonuses.

Capital expenditures for property, plant and equipment were $5.9 million in the quarter ended July 31, 2004 compared to $6.6 million in the prior year period. Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $20.0 million for fiscal 2005.

The Company has a $200 million unsecured revolving credit facility, which matures on August 5, 2005 (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for general corporate purposes, which includes funding for strategic acquisitions and seasonal working capital needs.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios including, among others, a minimum level of net worth and a maximum level of financial leverage.  The Credit Facility also imposes limitations on, among other things, certain payments, the imposition of liens on our assets, indebtedness that may be incurred by our subsidiaries, investments we may make and sales of our assets.  At July 31, 2004, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at either JPMorgan Chase Bank’s prime rate (4.25% at July 31, 2004) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  On July 31, 2004, approximately $95.5 million (including letters of credit) was outstanding under the Credit Facility.

As of July 31, 2004, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2005.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at July 31, 2004.

At July 31, 2004, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At July 31, 2004, approximately $0.1 million of letters of credit were outstanding under this credit line.

As of June 30, 2004, The Gies Group (“Gies”) had available lines of credit of approximately $38.6 million of which approximately $13.5 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.23% at June 30, 2004.  The lines of credit are renewed annually.

As of June 30, 2004, Kaemingk had available lines of credit of approximately $33.5 million with ING Bank N.V.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At June 30, 2004, approximately $7.7 million was outstanding at a weighted average interest rate of 2.75%.

Colony Gift Corporation Limited (“Colony”) has a $21.8 million short-term revolving credit facility with Barclays Bank, which matures in June 2005.  As of June 30, 2004, Colony had borrowings under the credit facility of approximately $5.0 million, at a weighted average interest rate of 5.23%.

At July 31, 2004, Miles Kimball had approximately $10.1 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At June 30, 2004, Kaemingk had approximately $8.1 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.1%.  The bank loans have maturity dates ranging from 2005 through 2020.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  As of July 31, 2004, $3.6 million of principal remained outstanding.  Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth.  At July 31, 2004, the Company was in compliance with such provisions.  Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At July 31, 2004, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million, 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At July 31, 2004, the Company was in compliance with such covenants.  Interest on the notes began accruing on October 23, 2003 and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2004.  The notes may be redeemed in whole or in part at any time at a specified redemption price.

At July 31, 2004, CBK had $4.6 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 1.5% at July 31, 2004.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program.  There were no repurchases under this share repurchase program in the quarter ended July 31, 2004.  Since January 31, 2004, the Company has purchased an additional 201,700 shares on the open market for a cost of $6.7 million, bringing the cumulative total purchased shares to 4,546,800 as of July 31, 2004 for a total cost of approximately $112.0 million.  The acquired shares are held as common stock in treasury at cost.

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $171.9 million including fees and expenses paid to date.  The tender offer was funded with $85.4 million of available cash and $86.5 million of borrowings against our $200 million Credit Facility.  The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

Critical Accounting Policies

There were no changes to our critical accounting policies in the second quarter of fiscal 2005.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Interest Rate Risk

As of July 31, 2004, the Company is subject to interest rate risk on approximately $123.0 million of variable rate debt.  Each 1-percentage point increase in the interest rate would impact pre-tax earnings by approximately $1.23 million if applied to the total.

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

The Company has designated its forward exchange contracts on Canadian intercompany purchases and forecasted future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for machinery and equipment and inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $69,000 of hedge losses are included in accumulated OCI at July 31, 2004, and are expected to be transferred into earnings within the next twelve months.

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

The following table provides information about the Company’s foreign exchange forward contracts at July 31, 2004.

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$4,418	1.32	$28
Euro	23,080	1.22	(129)
Australian Dollar	684	1.00	(7)
	$28,182		$(108)

The foreign exchange contracts outstanding as of June 30, 2004, have maturity dates ranging from July 2004 through December 2004.

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

Part II.  OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter of the fiscal year ended January 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 May 1, 2004 -May 31, 2004	0		0	0	1,453,200 shares

Month #2 June 1, 2004 -June 30, 2004	0		0	0	1,453,200 shares

Month #3 July 1, 2004 - July 31, 2004	4,906,616	(2)	$35.00	0	1,453,200 shares

Total	4,906,616		$35.00	0	1,453,200 shares

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company can repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  As of July 31, 2004, the Company has purchased a total of 4,546,800 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program.

(2) On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $ 171.9 million including fees and expenses paid to date.  The tender offer was funded with $85.4 million of available cash and $86.5 million of borrowings against our $200 million Credit Facility.  The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

Part II.  OTHER INFORMATION

Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on June 24, 2004, and received the votes set forth below:

1)              Each of the following persons nominated was elected to serve as director and received the number of votes set forth opposite his name.

	For	Against	Withheld	Abstentions
Robert B. Goergen	42,708,808	0	256,839	0
Neal I. Goldman	42,845,983	0	119,754	0
Howard E. Rose	34,052,632	0	8,913,015	0

In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are:  Roger A. Anderson, John W. Burkhart, Pamela M. Goergen, Phillip Greer (Mr. Greer resigned on June 25, 2004), Carol J. Hochman, Wilma H. Jordan and John E. Preschlack.

2)              A proposal to ratify the appointment of Deloitte & Touche LLP as independent certified public accountants received 41,987,269 votes for, 962,347 votes against, 0 votes withheld and 16,031 abstentions.

3)              A resolution to adopt Amendment No. 1 to the Company’s 2003 Long-Term Incentive Plan received 35,473,414 votes for, 4,811,403 votes against, 0 votes withheld and 571,576 abstentions.  In addition there were 2,109,255 broker non-votes with respect to this resolution.

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

Risk of Inability to Maintain Growth Rate

The Company has experienced significant sales growth in past years.  While management expects continued growth, our future growth rate will likely be less than our historical growth rate.  The Company expects faster sales growth in its international market versus its United States market, particularly in the Direct Selling and Wholesale segments.  The market for our Away From Home or foodservice products has also grown historically, though at a slower rate, a pattern that is expected to continue.  In recent years, our overall sales for the Away From Home or foodservice products were flat, reflecting a generally weak economic environment during these years.  The Company’s ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, the ability to recruit new independent sales consultants, sourcing of raw materials and demand-driven increases in production and distribution capacity.  Business in all of our segments is driven by consumer preferences.  Accordingly, there can be no assurances that the Company’s current or future products will maintain or achieve market acceptance.  Our sales and earnings results can be negatively impacted by the worldwide economic environment, particularly the Canadian, United States and European economies.  There can be no assurances that the Company’s financial results will not be materially adversely affected by these factors in the future.

The Company’s historical growth has been due in part to acquisitions and management continues to consider additional strategic acquisitions.  There can be no assurances that management will continue to identify suitable acquisition candidates, consummate acquisitions on terms favorable to the Company, finance acquisitions or successfully integrate acquired operations

Risks Associated with International Sales and Foreign-Sourced Products

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

b)             Reports on Form 8-K

During the fiscal quarter ended July 31, 2004, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K on May 3, 2004 to announce that the Company’s fiscal 2003 financial statements have been restated to reflect the recording of goodwill impairment charges. The restated financial statements appeared in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004, which was filed with the Commission on April 30, 2004.

Current Report on Form 8-K/A on May 6, 2004 to announce the blackout period for the fiscal quarter ended April 30, 2004 with respect to the purchase or sale of the Company’s common stock by employees, directors and officers.

Current Report on Form 8-K on June 7, 2004 to announce a new record date for its Annual Meeting of Stockholders held on June 24, 2004.

Current Report on Form 8-K on June 8, 2004 to file as an exhibit the press release reporting the Company’s results of operations for the fiscal quarter ended April 30, 2004.

Current Report on Form 8-K on June 8, 2004 to announce the commencement of a Dutch auction self-tender offer.

Current Report on Form 8-K on July 12, 2004 to announce the preliminary results of its Dutch auction self-tender offer.

Current Report on Form 8-K on July 16, 2004 to announce the final results of its Dutch auction self-tender offer.

Current Report on Form 8-K on July 16, 2004 to announce the blackout period for the fiscal quarter ended July 31, 2004 with respect to the purchase or sale of the Company’s common stock by employees, directors and officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	September 9, 2004	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	September 9, 2004	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer