Form 10-Q
period 2004-10-31
BLYTH INC
filed 2004-12-10
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2004

Or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .

Commission File Number 1–13026

BLYTH, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36–2984916
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One East Weaver Street, Greenwich, Connecticut

06831

(Address of principal executive offices)

(Zip Code)

(203) 661–1926

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☐     No☒  See Explanatory Note on Page 3

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).     Yes☒     No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,901,811 Common Shares as of November 30, 2004

BLYTH, INC.

Explanatory Note

As of January 31, 2004, we revised our reporting segments based on Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This revision of segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment reviews under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), retroactive to the February 1, 2002 adoption date. This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year–end balance sheet date. These impairment reviews indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142. On August 4, 2004, we filed amendments on Form 10–Q/A restating our Consolidated Financial Statements for the interim periods ended April 30, July 31, and October 31, 2003 to reflect these changes. Our predecessor independent public accountants had performed the reviews that we were required to have performed by Section 10–01(d) of Regulation S–X of our Consolidated Financial Statements as included in our Quarterly Reports on Form 10–Q as initially filed for the interim periods ended April 30, July 31, and October 31, 2003. The amendments filed on Form 10-Q/A were filed after our termination of our predecessor independent public accountants. The Consolidated Financial Statements included in our amended quarterly reports were not reviewed by any independent public accountant, and such amended quarterly reports are therefore not considered fully compliant with the requirements of the Exchange Act and the rules and regulations of the Commission. In addition, because the financial statements as of April 30, July 31, and October 31, 2003 and for the periods then ended as set forth in our Quarterly Reports for the periods ended April 30 and July 31, 2004 and in this Quarterly Report have not been the subject of such a review, these Quarterly Reports on Form 10–Q are also not considered to be compliant with the Exchange Act and the rules and regulations of the Commission. We have had preliminary discussions with and plan to re-engage our predecessor independent public accountants to perform such a review, and we presently expect those reviews to be completed by our predecessor independent public accountants prior to January 31, 2005, although there can be no assurance that they will be able to do so. We do not expect that the reviews of our amended quarterly reports or our quarterly reports filed in fiscal 2005 will require any change to the Consolidated Financial Statements.

In light of the absence of the reviews, the Section 906 certifications of our Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. § 1350 and attached as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10–Q have been qualified by reference to this Item.

Deloitte & Touche LLP, our current independent public accountants, have performed the review required by Section 10–01(d) of Regulation S–X of our Condensed Consolidated Financial Statements for all interim periods in our current fiscal year (but not for any periods in fiscal 2004) as included in our quarterly reports for the interim periods ended April 30, July 31, and October 31, 2004.

We intend to file amendments to our fiscal 2004 Form 10-Q/A filings to reflect the fact that the financial information included in those reports was not reviewed by any independent public accountant. We also intend to file amendments to our fiscal 2005 Form 10-Q filings for the interim periods ended April 30 and July 31, 2004 to reflect the fact that the financial information with respect to fiscal 2004 was not reviewed by any independent public accountant. At the appropriate time, we intend to file additional amendments to those amended reports, and to this Report on Form 10-Q, to reflect the completion of the review.

The staff of the Commission may take the position that because certain information relating to our prior fiscal year in this Quarterly Report on Form 10–Q, our quarterly reports filed for the periods ended April 30 and July 31, 2004, and the amended quarterly reports have not been reviewed by any independent public accountants prior to filing as required by Section 10–01(d) of Regulation S–X, we would not be viewed as having made all required filings until the reports are amended to reflect the required review, and even then that the filings were not filed timely. If so, the Company would be ineligible to use Forms S–2 and S–3 to register securities (or amend an existing registration statement) until all required reports under the Exchange Act have been timely filed for the 12 months prior to the filing of the registration statement or amendment. While ineligibility to use Form S–2 or S–3 would involve additional expense should we need to file or amend a registration statement, we do not view ineligibility as having a material adverse effect on our access to capital resources. Second, the safe harbor from registration contained in Rule 144 under the Securities Act of 1933 may be unavailable to our executive officers, directors and other affiliates wishing to sell our securities. We have instructed such persons not to resell securities in reliance upon Rule 144 until otherwise advised. As a precautionary matter, to be consistent with these instructions, on the cover page of this filing, we have checked the box that indicates that we have not made all filings required in the last 90 days.

Part I.   FINANCIAL  INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	October 31, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,437	$229,726
Accounts receivable, less allowance for doubtful receivables of $4,292 and $4,470, respectively	214,191	104,502
Inventories	267,537	208,581
Prepaid and other	28,105	40,302
Assets held for sale	6,597	9,437
Deferred income taxes	14,480	14,191
Total current assets	576,347	606,739
Property, plant and equipment, at cost:
Less accumulated depreciation of $247,939 and $210,961, respectively	250,567	260,497
Other assets:
Investments	3,616	3,510
Goodwill	245,129	204,093
Other intangible assets, net of accumulated amortization of $3,225 and $1,500, respectively	39,875	41,600
Deposits and other assets	12,526	11,524
	301,146	260,727
Total assets	$1,128,060	$1,127,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$144,254	$13,621
Current maturities of long–term debt	4,448	4,522
Accounts payable	70,656	78,407
Dividends payable	7,771	—
Liabilities associated with assets held for sale	—	508
Accrued expenses	110,848	97,395
Income taxes	—	11,746
Total current liabilities	337,977	206,199
Deferred income taxes	35,425	33,773
Long–term debt, less current maturities	271,158	275,743
Minority interest and other	24,117	23,278
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock – authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock – authorized 100,000,000 shares of $0.02 par value; issued 50,355,227 shares and 49,975,502 shares, respectively	1,007	999
Additional contributed capital	117,767	107,965
Retained earnings	612,006	570,171
Accumulated other comprehensive income	13,198	15,224
Treasury stock, at cost, 9,453,416 shares and 4,345,100 shares, respectively	(284,595)	(105,389)
Total stockholders' equity	459,383	588,970
Total liabilities and stockholders' equity	$1,128,060	$1,127,963

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Nine months ended October 31 (In thousands, except per share data)	2004	2003
Net sales	$1,087,487	$1,019,160
Cost of goods sold	557,685	526,274
Gross profit	529,802	492,886
Selling	322,199	283,698
Administrative	103,268	93,676
Restructuring and impairment charges	—	767
	425,467	378,141
Operating profit	104,335	114,745
Other expense (income):
Interest expense	16,451	11,795
Interest income and other	(1,649)	(1,250)
Equity in earnings/loss of investee	(108)	141
	14,694	10,686
Earnings before income taxes and minority interest	89,641	104,059
Income tax expense	32,398	38,292
Earnings before minority interest	57,243	65,767
Minority interest	(120)	120
Net earnings	$57,363	$65,647
Basic:
Net earnings per common share	$1.31	$1.43
Weighted average number of shares	43,885	45,836
Diluted:
Net earnings per common share	$1.29	$1.43
Weighted average number of shares	44,338	46,036

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Three months ended October 31 (In thousands, except per share data)	2004	2003
Net sales	$439,444	$431,901
Cost of goods sold	238,764	234,963
Gross profit	200,680	196,938
Selling	113,497	104,400
Administrative	36,121	32,003
Restructuring and impairment charges	—	767
	149,618	137,170
Operating profit	51,062	59,768
Other expense (income):
Interest expense	6,193	4,693
Interest income and other	(347)	32
Equity in earnings of investee	(62)	(58)
	5,784	4,667
Earnings before income taxes and minority interest	45,278	55,101
Income tax expense	15,155	20,278
Earnings before minority interest	30,123	34,823
Minority interest	(120)	49
Net earnings	$30,243	$34,774
Basic:
Net earnings per common share	$0.74	$0.76
Weighted average number of shares outstanding	40,893	45,526
Diluted:
Net earnings per common share	$0.73	$0.76
Weighted average number of shares outstanding	41,287	45,764

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)	Common stock		Additional contributed	Retained	Treasury stock		Accumulated other comprehensive
	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
For the Nine months ended October 31, 2003:
Balance, January 31, 2003	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852
Net earnings for the period				65,647				65,647
Foreign currency translation adjustments							9,109	9,109
Unrealized holding losses on certain investments (net of tax of $122)							(210)	(210)
Net loss on cash flow hedging instruments (net of tax of $471)							(808)	(808)
Comprehensive income								73,738
Common stock issued in connection with long–term incentive plan	83,495	2	1,688					1,690
Tax benefit from stock options			112					112
Dividends				(12,810)				(12,810)
Treasury stock purchases					(611,200)	(16,150)		(16,150)
Balance, October 31, 2003	49,787,177	$996	$103,367	$549,464	(4,255,300)	$(102,735)	$3,340	$554,432

For the Nine months ended October 31, 2004
Balance, January 31, 2004	49,975,502	$999	$107,965	$570,171	(4,345,100)	$(105,389)	$15,224	$588,970
Net earnings for the period				57,363				57,363
Foreign currency translation adjustments							(1,194)	(1,194)
Unrealized holding gains on certain investments (net of tax of $21)							37	37
Net loss on cash flow hedging instruments (net of tax of $474)							(869)	(869)
Comprehensive income								55,337
Common stock issued in connection with long–term incentive plan	379,725	8	9,162					9,170
Tax benefit from stock options			640					640
Dividends				(15,528)				(15,528)
Treasury stock purchases					(5,108,316)	(179,206)		(179,206)
Balance, October 31, 2004	50,355,227	$1,007	$117,767	$612,006	(9,453,416)	$(284,595)	$13,198	$459,383

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended October 31 (In thousands)	2004	2003
Cash flows from operating activities:
Net earnings	$57,363	$65,647
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,080	25,656
Gain on fixed asset disposal	—	(190)
Tax benefit from stock options	640	112
Deferred income taxes	1,454	(48)
Equity in (earnings)/loss of investee	(108)	141
Minority interest	(253)	120
Gain on sale of assets held for sale	(364)	(497)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(85,689)	(103,316)
Inventories	(41,520)	(22,246)
Prepaid and other	5,299	517
Deposits and other assets	(493)	(55)
Goodwill disposed of due to sale of assets held for sale	(3,621)	—
Accounts payable	(10,921)	(1,040)
Accrued expenses	2,108	9,625
Other liabilities	1,102	1,876
Income taxes	1,365	(2,501)
Total adjustments	(104,921)	(91,846)
Net cash used in operating activities	(47,558)	(26,199)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,338)	(15,847)
Purchases of long–term investments	(21,000)	(1,377)
Proceeds from sales of long term investments	21,000	1,874
Proceeds from sale of assets held for sale	9,752	—
Cash impact of Wax Lyrical receivership	—	1,902
Purchase of businesses, net of cash acquired	(54,221)	(94,809)
Net cash used in investing activities	(58,807)	(108,257)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,170	1,690
Purchases of treasury stock	(179,206)	(16,150)
Borrowings from bank line of credit	177,201	60,147
Repayments on bank line of credit	(72,747)	(32,552)
Borrowings on long–term debt	—	130,463
Repayments of long–term debt	(4,713)	(4,131)
Dividends paid	(7,758)	(5,983)
Net cash provided by (used in) financing activities	(78,053)	133,484
Effect of exchange rate changes on cash	129	(1,773)
Net decrease in cash and cash equivalents	(184,289)	(2,745)
Cash and cash equivalents at beginning of period	229,726	168,596
Cash and cash equivalents at end of period	$45,437	$165,851

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the home expressions industry.  At January 31, 2004 the Company reported its financial results in five segments: Direct Selling, Wholesale Home Fragrance, Wholesale Creative Expressions, Catalog & Internet and All Other.  As a result of certain organizational changes we have implemented, we have reevaluated our reporting segments pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined to report financial information with respect to three segments beginning with the period ended April 30, 2004. These new reporting segments are as follows – the Direct Selling segment, the Wholesale segment and the Catalog & Internet segment.  The Company’s reportable segments are based on similarities in distribution channels, customers and management oversight.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, related accessories, fragranced bath gels and body lotions and other fragranced products.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of independent sales consultants.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance, home décor, seasonal decorations and Away From Home products.  Products in this segment are sold worldwide to retailers in the premium and specialty retail channels under the Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, CBK®, Edelman®, Euro–Decor®(1), Holiday365™, Kaemingk®(1) and Seasons of Cannon Falls® brands and to retailers in the mass retail and foodservice channel under the Ambria®, FilterMate®, Florasense®, Gies®(1), Liljeholmens®, and Sterno® brands.

(1)   Colonial, Euro–Decor, Gies and Kaemingk trademarks are registered and sold only outside the United States.

Within the Catalog & Internet segment, the Company designs, sources, markets and distributes a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts sold direct to the consumer under the Miles Kimball®, Exposures®, Walter Drake®, Home Marketplace® and Directions…The Path To Better Health® brands.  These products are sold in North America.

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.  Interest income and other consists of interest income earned from investments, foreign currency gains and losses and gains and losses from sales of investments.  Certain of the Company’s subsidiaries operate on a 52 or 53–week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all accruals necessary for fair presentation of the Company’s consolidated financial position at October 31, 2004 and the consolidated results of its operations and cash flows for the nine–month periods ended October 31, 2004 and 2003.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2004, as set forth in the Company’s Annual Report on Form 10–K.  Operating results for the nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.

Employee Stock Options

The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock–Based Compensation — Transition and Disclosure,” and continues to follow Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method.  Accordingly, no compensation expense is recorded for the stock options issued to employees unless the option price is below market at the measurement date.  The Company does not at this time issue stock options below market value, therefore no compensation expense has been recorded in the financial statements.  Had compensation expense for the Company’s stock options been determined in accordance with the fair value method in SFAS No. 123, “Accounting for Stock–Based Compensation” and SFAS No. 148, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended October 31,		Nine months ended October 31,
(In thousands except per share data)	2004	2003	2004	2003
Net earnings:
As reported	$30,243	$34,774	$57,363	$65,647
Stock–based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	506	645	1,555	1,962
Pro forma	$29,737	$34,129	$55,808	$63,685
Net earnings per common share:
As reported:
Basic	$0.74	$0.76	$1.31	$1.43
Diluted	0.73	0.76	1.29	1.43
Pro forma:
Basic	$0.73	$0.75	$1.27	$1.39
Diluted	0.72	0.75	1.26	1.38

2.             Business Acquisitions

On June 20, 2003, the Company acquired a 100% interest in Kaemingk B.V. (“Kaemingk”), a designer and marketer of a wide range of premium seasonal decorations.  Kaemingk’s product lines feature Christmas décor, including ornaments, lighting, trim, glassware, candles and plush animals, as well as spring and summer decorative accents.  The acquisition of Kaemingk aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the home expressions industry.  The cash purchase price was approximately $36.2 million less cash acquired of $7.7 million resulting in net cash paid of $28.5 million.  Approximately $30.6 million of the cash purchase price was borrowed under the Company’s $200 million unsecured revolving credit facility.  The Company also assumed Kaemingk’s long–term debt of approximately $14.4 million.  The excess of the purchase price over the estimated fair value of the net assets acquired, recorded as goodwill in the Condensed Consolidated Balance Sheets, approximated $17.6 million, which will not be deductible for income tax purposes.  During the quarter ended October 31, 2003, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment.  In addition to the fixed purchase price, there is contingent consideration payable in the form of a three–year earn out provision based on a pre–defined formula related to a multiple of earnings before interest and income taxes.    The first annual earn out of $3.4 million was recorded in the first quarter and paid in the second quarter of fiscal 2005.   The results of

operations of Kaemingk are included in the Condensed Consolidated Statements of Earnings of the Company since June 21, 2003.  For segment reporting purposes, Kaemingk is included in the Wholesale segment.

On December 22, 2003, the Company acquired 100% of Walter Drake, a direct marketer of value–priced household products including household gifts, gadgets and convenience products, personalized merchandise, home décor and holiday cards under the Walter Drake and Home Marketplace catalog titles, for approximately $54.2 million in cash.  The acquisition of Walter Drake aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the home expressions industry.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million, which will be deductible for income tax purposes.  During the quarter ended April 30, 2004, the Company made an adjustment to the preliminary purchase price for additional liabilities primarily related to severance of employees of the Colorado Springs facility as of the acquisition date.  These additional costs relate to the integration of the Walter Drake business into Miles Kimball, which is expected to be completed by the end of fiscal 2005.  These adjustments increased the goodwill by approximately $3.1 million to $28.5 million.  As a result of payments made during the nine–month period ended October 31, 2004, an approximate liability of $0.3 million remains on the balance sheet at October 31, 2004.  The other intangibles acquired consist of approximately $12.0 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus approximately $6.0 million of customer lists, which will be amortized on an accelerated basis over 10 years.  Estimated amortization expense for the next five fiscal years is as follows:  $0.9 million, $0.9 million, $0.9 million, $0.6 million and $0.6 million.  The results of operations of Walter Drake are included in the Condensed Consolidated Statements of Earnings of the Company since December 23, 2003.  For segment reporting purposes, Walter Drake is included in the Catalog & Internet segment.

                The following provides an allocation of the purchase price of Walter Drake (in thousands):

Cash Purchase Price	$54,188
Less: Assets acquired
Accounts receivable	539
Inventories	6,010
Prepaid and other	5,743
Property, plant and equipment	4,667
Intangible assets	18,000
34,959
Plus: Liabilities assumed
Cash overdraft	580
Accounts payable	3,442
Accrued expenses	5,057
Other	189
9,268
Unallocated purchase price (goodwill)	$28,497

On September 10, 2004, the Company acquired 100% interests in Edelman B.V. (“Edelman”), a designer and marketer of everyday home, garden and seasonal décor, and Euro–Decor B.V. (“Euro–Decor”), a designer and marketer of traditional and contemporary gift and florist products.  The acquisition aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the home expressions industry.  The cash purchase price was approximately $48.6 million less cash acquired of $1.1 million resulting in net cash paid of $47.5 million.  Included in the purchase price is a $9.2 million earn out based on a multiple of 2004 earnings before interest and income taxes that the combined companies have essentially achieved.  The Company also assumed Edelman and Euro–Decor’s long–term debt of approximately $7.2 million.  The excess of the purchase price over the estimated fair value of the net assets acquired, recorded as goodwill, approximated $37.2 million, which will not be deductible for income tax purposes.  The Company is in the process of completing valuations of Edelman and Euro–Decor’s fixed assets.  The results of operations of Edelman and Euro–Decor are included in the Condensed Consolidated Statements of Earnings of the Company since September 11, 2004.  For segment reporting purposes, Edelman and Euro–Decor are included in the Wholesale segment.

                                                The following provides a preliminary allocation of the purchase price of Edelman and Euro–Decor (in thousands):

Cash Purchase Price	$48,587
Less: Assets acquired
Cash	1,112
Accounts receivable	23,684
Inventories	16,964
Prepaid and other	4,044
Property, plant and equipment	6,335
Total assets acquired	52,139
Plus: Liabilities assumed
Bank line of credit	18,523
Accounts payable	3,227
Accrued expenses	11,849
Debt	7,195
Total liabilities assumed	40,794
Unallocated purchase price (goodwill)	$37,242

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company, Miles Kimball, Kaemingk, Walter Drake, Edelman and Euro-Decor assuming that the acquisitions of Miles Kimball, Kaemingk, Walter Drake, Edelman and Euro-Decor had taken place on February 1, 2003.  The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Miles Kimball, Kaemingk, Walter Drake, Edelman and Euro-Decor and no representation is made by the Company with respect to the accuracy of such information.  The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of Miles Kimball’s and Walter Drake’s property, plant, and equipment, amortization of identifiable intangibles of Miles Kimball and Walter Drake and income tax expense.

	Three months ended October 31,		Nine months ended October 31,
(In thousands except per share data)	2004	2003	2004	2003
Net sales	$467,528	$488,542	$1,149,805	$1,167,559
Net earnings	33,166	41,052	59,420	68,307
Basic:
Net earnings per common share	$0.81	$0.90	$1.35	$1.49
Diluted:
Net earnings per common share	$0.80	$0.90	$1.34	$1.48

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2003.

The following table shows changes in the carrying amount of goodwill for the quarter ended October 31, 2004, by operating segment:

(In thousands)	Wholesale	Catalog & Internet	Total
Goodwill at July 31, 2004	132,394	74,522	206,916
Edelman/Euro-Decor acquisition	37,242	—	37,242
Foreign currency translation adjustment related to Kaemingk and Edelman/Euro-Decor goodwill	971	—	971
Total adjustments	38,213	—	38,213
Goodwill at October 31, 2004	170,607	74,522	245,129

3.             Inventories

The components of inventory are as follows (in thousands):

	October 31, 2004	January 31, 2004
Raw materials	$28,240	$25,104
Work in process	965	915
Finished goods	238,332	182,562
	$267,537	$208,581

4.             Other Intangibles

Other intangible assets consisted of the following (in thousands):

	October 31, 2004			January 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	3,225	11,775	15,000	1,500	13,500
Total	$43,100	$3,225	$39,875	$43,100	$1,500	$41,600

Estimated amortization expense for the next five fiscal years is as follows:  $2.4 million, $2.1 million, $1.8 million, $1.5 million and $1.5 million.

5.             Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net earnings	$30,243	$34,774	$57,363	$65,647
Weighted average number of common shares outstanding:
Basic	40,893	45,526	43,885	45,836
Dilutive effect of stock options	394	238	453	200
Weighted average number of common shares outstanding:
Diluted	41,287	45,764	44,338	46,036

For the three and nine month periods ended October 31, 2004 and 2003, options to purchase 57,700, 50,200, 498,800 and 526,800 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be antidilutive.

6.             Restructuring Charges

During the third and fourth quarters of fiscal 2004 the Company recorded severance payments to employees of $0.5 million pre-tax related to the closure of its Hyannis, MA manufacturing facility.  In conjunction with the closing, the Company eliminated 43 jobs comprised of manufacturing and management positions.  This manufacturing facility, which was the Company’s smallest, is located in a busy downtown area of Cape Cod, making transportation of raw materials and finished products to and from the location challenging.  Operations were consolidated into Blyth’s manufacturing facility in Batavia, Illinois.

During the fourth quarter of fiscal 2004, the Company recorded additional pre-tax restructuring charges.  These charges consist of $2.1 million related to severance costs primarily associated with the restructuring of Blyth

HomeScents International — North America and the consolidation of the Company’s Temecula, California potpourri operations, and $0.9 million of lease termination costs associated with the closure of five of the Company’s candle outlet stores.  As a result of these restructuring activities, the Company eliminated 40 jobs, comprised of administrative and management positions.

At January 31, 2004, the Company had approximately $3.3 million of restructuring charges included in the Condensed Consolidated Balance Sheet, which related to the aforementioned severance liabilities and lease obligations.  As a result of payments made during the nine months ended October 31, 2004, approximately $0.5 million of severance liabilities and $0.6 million of lease obligations were remaining on the balance sheet at October 31, 2004.  The remaining severance liability and lease obligations will be paid within the next twelve months.

	Lease	Severence
(In thousands)	Obligations	Costs	Total
Balance at January 31, 2004	$905	$2,395	$3,300
Payments made against 2004 charges	(321)	(1,936)	(2,257)
Balance at October 31, 2004	$584	$459	$1,043

7.             Segment Information

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

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, related accessories, fragranced bath gels and body lotions and other fragranced products.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of independent sales consultants.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance, home décor, seasonal decorations and Away From Home products.  Products in this segment are sold worldwide to retailers in the premium and specialty retail channels under the Colonial®1, Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, CBK®, Edelman®, Euro-Decor®(1), Holiday365™, Kaemingk®1, and Seasons of Cannon Falls® brands and to retailers in the mass retail and foodservice channel under the Ambria®, FilterMate®, Florasense®, Gies®1, Liljeholmens®, and Sterno® brands.

(1) Colonial, Euro-Decor, Gies and Kaemingk trademarks are registered and sold only outside the United States.

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2004	2003	2004	2003
Net Sales
Direct selling	$156,087	$172,470	$496,259	$506,928
Wholesale	229,234	224,920	460,310	454,186
Catalog & Internet	54,123	34,511	130,918	58,046
Total	$439,444	$431,901	$1,087,487	$1,019,160
Earnings
Direct Selling	$19,334	$27,476	$82,387	$88,726
Wholesale	28,354	29,642	21,420	25,362
Catalog & Internet	3,374	2,650	528	657
	51,062	59,768	104,335	114,745
Other expense	(5,784)	(4,667)	(14,694)	(10,686)
Earnings before income taxes and minority interest	$45,278	$55,101	$89,641	$104,059

		October 31, 2004		January 31, 2004
Identifiable Assets
Direct Selling		$244,988		$273,900
Wholesale		631,882		526,133
Catalog & Internet		166,330		160,380
Unallocated Corporate		84,860		167,550
Total		$1,128,060		$1,127,963

8.             Assets Held for Sale

During the fourth quarter of fiscal 2004, the Company decided to divest its decorative gift bag business, Jeanmarie Creations, in the Wholesale segment through a sale to Jeanmarie’s senior management.  Therefore, the assets of Jeanmarie were classified as assets held for sale in the Company’s Condensed Consolidated Balance Sheet as of January 31, 2004.  The assets held for sale related to Jeanmarie were comprised principally of accounts receivable of $3.1 million, inventory of $3.4 million and property, plant and equipment of $1.7 million.  The operating results related to Jeanmarie were immaterial to the consolidated operating results of the Company.  On April 6, 2004 the Company sold the business to Jeanmarie’s management and associated investors for $10.0 million in cash.  The sale resulted in a taxable gain of approximately $4.0 million.  In addition, $3.6 million of goodwill attributable to Jeanmarie, which was not tax deductible, was disposed of.

There is an additional $1.1 million classified as assets held for sale in the Condensed Consolidated Balance Sheet as of January 31, 2004 and October 31, 2004 related to the Hyannis, MA manufacturing facility, the closure of which is discussed in Note 6.

During the third quarter of fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition (refer also to Note 2), became available for sale and actions were initiated by management with regard to the planned sale.  The fair value of the building of $4.2 million, which approximated the carrying value, was classified as assets held for sale in the Condensed Consolidated Balance Sheet as of October 31, 2004.  Also in the third quarter, certain long-lived assets in the Wholesale segment with an approximate carrying value of $1.3 million were classified as assets held for sale in the Condensed Consolidated Balance Sheet as of October 31, 2004 as management has begun actively marketing the assets for sale.

9.             Tender Offer

On June 7, 2004, the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.5 million including fees and expenses paid to date.  The tender offer was funded with $86.0 million of available cash and $86.5 million of borrowings under our $200 million Credit Facility.  The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Overview

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items, personalized gifts and products for the foodservice trade.  We compete in the global home expressions industry, and our products can be found throughout North America, Europe and Australia.  Our financial results are reported in three segments - the Direct Selling segment, the Wholesale segment and the Catalog & Internet segment.  These reportable segments are based on similarities in distribution channels, customers and management oversight.

Today, on an annualized net sales basis, Blyth is comprised of an approximately $750 million direct selling business, an approximately $750 million wholesale business and an approximately $200 million catalog and Internet business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share, and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of PartyLite independent sales consultants.  In the Wholesale segment, we have numerous collaborative initiatives underway, which we believe will help drive sales and leverage the sales and marketing talents across this segment.  These initiatives include customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources.

With the acquisitions of Miles Kimball in April 2003 and Walter Drake in December 2003, we entered the catalog and Internet channel of distribution, giving us a presence in all of our desired channels.  The operations of Walter Drake have been integrated into those of Miles Kimball.  This business unit’s personalization capabilities and knowledge of the direct to consumer market are being leveraged across all three segments.

Net Sales

Net sales increased $68.3 million, or 6.7%, to $1,087.5 million in the first nine months of fiscal 2005 from $1,019.2 million in the first nine months of fiscal 2004.  Net sales in the quarter ended October 31, 2004 increased $7.5 million or 1.7% to $439.4 million compared with $431.9 million a year earlier.  Sales in the quarter ended October 31, 2004 were affected by three main factors.  First, the net effect of the inclusion of sales of Walter Drake, acquired in December 2003, and 20 days of sales of Edelman and Euro-Decor, acquired in September 2004, was partially offset by the divestiture of Jeanmarie Creations in April 2004.  Second, sales increases in certain Wholesale segment product lines were partially offset by sales shortfalls elsewhere in the Wholesale segment.  Third, sales declined 9.5% in the Direct Selling segment.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment decreased $16.4 million, or 9.5%, to $156.1 million in the quarter ended October 31, 2004, compared with $172.5 million in the same period last year.  PartyLite’s U.S. sales decreased approximately 18% compared to the prior year.  PartyLite Canada reported an approximately 8% decrease versus the prior year in U.S. dollars.  Management believes that sales in the U.S. and Canadian markets were negatively impacted by increased competition for hostesses and party guests due to a substantial increase in channel competition.  In addition, the lack of a ‘home-run’ product in the 2004 holiday catalog may have contributed to the reduced number of booked shows during the quarter.  We believe PartyLite’s U.S. operations were also negatively impacted by reduced discretionary income, resulting from higher gasoline prices, and by a significant decrease in sales in Florida, PartyLite’s fourth largest market, due to the August and September hurricanes.  In PartyLite’s European markets, sales increased approximately 19% in U.S. dollars (10% in local currencies), driven by strong sales in the newest markets.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment increased $4.3 million, or 1.9%, to $229.2 million in the quarter ended October 31, 2004, compared with $224.9 million in the same period in fiscal 2004.  The increase in this segment is principally due to strong sales in European seasonal decorations and North American home décor products, as well as to the addition of sales from Edelman and Euro-Decor, which were acquired in September 2004.  These gains were partially offset by sales shortfalls in North American home fragrance products and seasonal decorations.  We believe that throughout the third quarter, many North American retailers faced reduced consumer discretionary spending, resulting from the recent severe spike in gasoline prices, and distractions from the closely contested U.S. elections and the war in Iraq.  Net sales were also negatively impacted by the divestiture of Jeanmarie Creations in April 2004, which approximately offset the benefit of 20 days of net sales from Edelman and Euro-Decor.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet Segment increased $19.6 million to $54.1 million in the quarter ended October 31, 2004, compared with $34.5 million in the same period in fiscal 2004.  Sales in this segment increased more than 50% due to the addition of Walter Drake, which was acquired in December 2003.

Gross Profit

Gross profit increased $36.9 million, or 7.5% from $492.9 million in the first nine months of fiscal 2004 to $529.8 million in the first nine months of fiscal 2005.  Gross profit margin increased from 48.4% for the first nine months of fiscal 2004 to 48.7% for the first nine months of fiscal 2005.  Gross profit in the quarter ended October 31, 2004 increased $3.8 million, or 1.9%, from $196.9 million for the quarter ended October 31, 2003 to $200.7 million for the quarter ended October 31, 2004.  Gross profit margin increased from 45.6% for the quarter ended October 31, 2003 to 45.7% for the quarter ended October 31, 2004.  The gross profit improvement was due to favorable product mix and improvements in the Direct Selling segment related to reduced shipping and handling expenses, and profitability improvements due to the recent restructuring efforts of our North American home fragrance operations, along with an insurance recovery from the Monterrey fire, which had a $2.2 million effect on gross profit, offset somewhat by commodity cost increases experienced by some of our businesses.  In addition, a mix shift due to recent acquisitions also had a negative impact on gross profit margin.  These acquired businesses are quite profitable but have lower gross margins than the overall Company average.

Selling Expense

Selling expense increased $38.5 million, or 13.6%, from $283.7 million in the first nine months of fiscal 2004, when selling expense was 27.8% of net sales, to $322.2 million in the first nine months of fiscal 2005, or 29.6% of net sales.  Selling expense increased $9.1 million, or 8.7%, from $104.4 million in the quarter ended October 31, 2003 to $113.5 million in the quarter ended October 31, 2004.  As a percent of sales, selling expense was 25.8% in the most recent fiscal quarter compared to 24.2% a year earlier.  The increase in selling expense is primarily due to the addition of Walter Drake as its selling expense to sales ratio is higher than Blyth’s overall average.  In addition, promotion and program spending was reduced at a rate below the rate of the sales shortfall, which further negatively impacted Blyth’s selling expense to sales ratio.

Administrative Expense

Administrative expense increased $9.6 million, or 10.2%, from $93.7 million in the first nine months of fiscal 2004 to $103.3 million in the first nine months of fiscal 2005.  Administrative expense increased $4.1 million or 12.8% from $32.0 million in the quarter ended October 31, 2003 to $36.1 million in the quarter ended October 31, 2004.  As a percent of sales, administrative expense was 8.2% in the third quarter of fiscal 2005 versus 7.4% in the same period last year.  Administrative expenses increased due to the addition of Walter Drake, Edelman, and Euro-Decor, investment spending in various organic strategic initiatives and compliance costs associated with the Sarbanes-Oxley Act of 2002.

Operating Profit

Operating profit decreased $10.4 million, or 9.1%, from $114.7 million in the first nine months of fiscal 2004 to $104.3 million in the first nine months of fiscal 2005.  Operating profit decreased $8.7 million, or 14.5%, from $59.8 million in the quarter ended October 31, 2003 to $51.1 million in the quarter ended October 31, 2004.  The sales shortfall in the Direct Selling segment is the primary reason for the decrease in operating profit.  We believe this shortfall to be the result of increased competition in this channel, compounded by the loss of sales in Florida due to hurricanes, as well as the impact of unusually high gasoline prices on consumers.  Secondly, sales shortfalls in the North American portion of the Wholesale segment negatively impacted operating profit.  Thirdly, the operating profit increase in the Catalog & Internet segment was lower than anticipated.  The decline also reflects the negative impact of higher raw material costs, expenses related to compliance with the Sarbanes-Oxley Act of 2002 and our investment in a number of organic strategic initiatives.

Operating Profit/Loss - Direct Selling Segment

Operating profit in the quarter ended October 31, 2004 in the Direct Selling segment decreased $8.2 million, or 29.8%, to $19.3 million when compared to $27.5 million a year earlier.  The decreased profitability resulted from the sales shortfall in the PartyLite’s North American operations, as noted above.

Operating Profit/Loss - Wholesale Segment

Operating profit in the quarter ended October 31, 2004 in the Wholesale segment was $28.4 million versus a profit of $29.6 million a year earlier.  A profitability decline due to lower sales of home fragrance products and seasonal decorations in North America, as discussed earlier, more than offset the profitability improvements realized from recent restructuring in our North American home fragrance operations and the insurance recovery from the Monterrey fire, also discussed earlier.  The benefit of operating profit from the Edelman and Euro-Decor acquisitions offset that of the divested Jeanmarie Creations. Increased raw material costs also negatively impacted this segment’s operating profit.

Operating Profit/Loss - Catalog & Internet Segment

Operating profit in the quarter ended October 31, 2004 in the Catalog & Internet segment was $3.4 million versus a profit of $2.7 million a year earlier.  Operating profit was below management’s expectations primarily due to higher than expected costs associated with the integration of Walter Drake’s operations into those of Miles Kimball.  In addition, a backlog of shipments resulting from a larger than expected percentage of personalized products negatively impacted operating profit, as did decreased list rental sales, which is a high margin sale.  List rental sales are generated by the rental of Miles Kimball’s customer lists to other catalog companies.

Interest Expense

Interest expense increased approximately $4.7 million from $11.8 million in the first nine months of fiscal 2004 to $16.5 million in the first nine months of fiscal 2005.  Interest expense increased approximately $1.5 million from $4.7 million in the quarter ended October 31, 2003 to $6.2 million in the quarter ended October 31, 2004.  This increase is primarily due to higher interest costs related to the $100 million of 5.5% Senior Notes issued in October 2003 and borrowings associated with the July 2004 stock tender offer.

Income Taxes

Income tax expense decreased $5.9 million, or 15.4%, from $38.3 million in the first nine months of fiscal 2004 to $32.4 million in the same period in the current fiscal year.  Income tax expense decreased $5.1 million, or 25.1%, from $20.3 million in the quarter ended October 31, 2003 to $15.2 million in the quarter ended October 31, 2004.  This decrease is primarily due to the decrease in earnings and to a lower expected effective tax rate for fiscal 2005.  The effective tax rate for the quarter ended October 31, 2004 was approximately 33.5% compared to 36.8% in the third quarter of fiscal 2004 due to more income being earned in lower tax jurisdictions.  We anticipate that our full year effective income tax rate for fiscal 2005 will be approximately 35.5%.

Net Earnings

As a result of the foregoing, net earnings decreased $8.2 million, or 12.5%, from $65.6 million in the nine months ended October 31, 2003 to $57.4 million for the nine months ended October 31, 2004.  Net earnings decreased $4.6 million, or 13.2%, from $34.8 million in the third quarter of fiscal 2004 to $30.2 million in the third quarter of fiscal 2005.

Basic earnings per share based upon the weighted average number of shares outstanding for the nine months ended October 31, 2004, were $1.31, a decrease of $0.12, or 8.4%, compared to $1.43 for the nine months ended October 31, 2003.  Basic earnings per share for the quarter ended October 31, 2004, were $0.74, a decrease of $0.02, or 2.6%, compared to $0.76 for the quarter ended October 31, 2003.  Diluted earnings per share based upon the potential dilution that could occur if options to issue common stock were exercised, were $1.29 for the nine months ended October 31, 2004, compared to $1.43 for the same period the prior year.  Diluted earnings per share were $0.73 for the quarter ended October 31, 2004, compared to $0.76 for the same period last year, a decrease of $0.03 or 3.9%.

Liquidity and Capital Resources

Net cash used in operating activities increased to $ 47.6 million in the first nine months of fiscal 2005 from $26.2 million in the same nine-month period of fiscal 2004.  The 82% increase in cash used in operations in fiscal 2005 was primarily due to lower profitability and an increase in the usage of cash to fund working capital needs.

Capital expenditures for property, plant and equipment were $5.5 million in the quarter ended October 31, 2004 compared to $6.3 million in the prior year period.  Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $20.0 million for fiscal 2005.

The Company has a $200 million unsecured revolving credit facility, which matures on August 5, 2005 (the “Credit Facility”.)  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for general corporate purposes, which includes funding for strategic acquisitions and seasonal working capital needs.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios including, among others, a minimum level of net worth and a maximum level of financial leverage.  The Credit Facility also imposes limitations on, among other things, certain payments, the imposition of liens on our assets, indebtedness that may be incurred by our subsidiaries, investments we may make and sales of our assets.  At October 31, 2004, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at either JPMorgan Chase Bank’s prime rate (4.75% at October 31, 2004) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  On October 31, 2004, approximately $108.3 million (including letters of credit) was outstanding under the Credit Facility.

As of October 31, 2004, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2005.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at October 31, 2004.

At October 31, 2004, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At October 31, 2004, approximately $0.8 million of letters of credit were outstanding under this credit line.

As of September 30, 2004, The Gies Group (“Gies”) had available lines of credit of approximately $39.3 million of which approximately $2.9 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.1% at September 30, 2004.  The lines of credit are renewed annually.

As of September 30, 2004, Kaemingk had available lines of credit of approximately $34.1 million with ING Bank N.V.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  At September 30, 2004, approximately $8.3 million was outstanding at a weighted average interest rate of 2.75%.

Colony Gift Corporation Limited (“Colony”) has a $21.7 million short-term revolving credit facility with Barclays Bank, which matures in June 2005.  As of September 30, 2004, Colony had borrowings under the credit facility of approximately $8.3 million, at a weighted average interest rate of 5.6%.

As of September 30, 2004, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $31.0 million with ABN Amro Bank N.V.  The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V.  At September 30, 2004, approximately $19.7 million was outstanding at a weighted average interest rate of 3.1%.

At October 31, 2004, Miles Kimball had approximately $10.0 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At September 30, 2004, Kaemingk had approximately $8.1 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.1%.  The bank loans have maturity dates ranging from 2005 through 2020.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  As of October 31, 2004, $3.6 million of principal remained outstanding.  Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth.  At October 31, 2004, the Company was in compliance with such provisions.  Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At October 31, 2004, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At October 31, 2004, the Company was in compliance with such provisions.  Interest on the notes began accruing on October 23, 2003 and will be payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2004.  The notes may be redeemed in whole or in part at any time at a specified redemption price.

At October 31, 2004, CBK had $4.6 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 2.0% at October 31, 2004.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program.  There were no repurchases under this share repurchase program in the quarter ended October 31, 2004.  Since January 31, 2004, the Company has purchased an additional 201,700 shares on the open market for a cost of $6.7 million, bringing the cumulative total purchased shares to 4,546,800 as of October 31, 2004 for a total cost of approximately $112.0 million.  The acquired shares are held as common stock in treasury at cost.

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.5 million including fees and expenses paid to date.  The tender offer was funded with $86.0 million of available cash and $86.5 million of borrowings against our $200 million Credit Facility.  The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

On September 9, 2004, the Company announced that it had declared a cash dividend of $0.19 per share of common stock for the six months ended July 31, 2004.  The dividend, authorized at the Company’s September 9, 2004 Board of Directors meeting, was payable to shareholders of record as of November 1, 2004, and was paid on November 15, 2004.  The total dividend payment was $7.8 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of fiscal 2005.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Interest Rate Risk

As of October 31, 2004, the Company is subject to interest rate risk on approximately $148.9 million of variable rate debt.  Each 1–percentage point change in the interest rate would impact pre–tax earnings by approximately $1.5 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the Notes.

Foreign Currency Risk

The Company uses foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain intercompany loans.  The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $869,000 of hedge losses are included in accumulated OCI at October 31, 2004, and are expected to be transferred into earnings within the next twelve months.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at October 31, 2004.

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$16,140	1.29	$(933)
Euro	26,624	1.23	(337)
Mexican Peso	2,000	11.56	(22)
Australian Dollar	1,399	0.70	(50)
	$46,163		$(1,342)

The foreign exchange contracts outstanding have maturity dates through 2005.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a–15(e) or 15d–15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a–15 or 15d–15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report, except for the matters set forth in the Explanatory Note to this quarterly report and Item 5 of Part II of this quarterly report.

(b) Changes in internal control over financial reporting.

                There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a–15 or 15d–15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the fiscal year ending January 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2004 – August 31, 2004	0	—	0	1,453,200 shares

September 1, 2004 – September 30, 2004	0	—	0	1,453,200 shares

October 1, 2004 – October 31, 2004	0	—	0	1,453,200 shares

Total	0	—	0	1,453,200 shares

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  As of October 31, 2004, the Company has purchased a total of 4,546,800 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

As of January 31, 2004, we revised our reporting segments based on Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  This revision of segments had the related effect of requiring changes in our reporting units for purposes of goodwill impairment reviews under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), retroactive to the February 1, 2002 adoption date.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year–end balance sheet date.  These impairment reviews indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142.  On August 4, 2004, we filed amendments on Form 10–Q/A restating our Consolidated Financial Statements for the interim periods ended April 30, July 31, and October 31, 2003 to reflect these changes.  Our predecessor independent public accountants had performed the reviews that we were required to have performed by Section 10–01(d) of Regulation S–X of our Consolidated Financial Statements as included in our Quarterly Reports on Form 10–Q as initially filed for the interim periods ended April 30, July 31, and October 31, 2003. The amendments filed on Form 10-Q/A were filed after our termination of our predecessor independent public accountants. The Consolidated Financial Statements included in our amended quarterly reports were not reviewed by any independent public accountants, and such amended quarterly reports are therefore not considered fully compliant with the requirements of the Exchange Act and the rules and regulations of the Commission.  In addition, because the financial statements as of April 30, July 31, and October 31, 2003 and for the periods then ended as set forth in our Quarterly Reports for the periods ended April 30 and July 31, 2004 and in this Quarterly Report have not been the subject of such a review, these Quarterly Reports on Form 10–Q are also not considered to be compliant with the Exchange Act and the rules and regulations of the Commission.  We have had preliminary discussions with and plan to re-engage our predecessor independent public accountants to perform such a review, and we presently expect those reviews to be completed by our predecessor independent public accountants prior to January 31, 2005, although there can be no assurance that they will be able to do so.  We do not expect that the reviews of our amended quarterly reports or our quarterly reports filed in fiscal 2005 will require any change to the Consolidated Financial Statements.

In light of the absence of the reviews, the Section 906 certifications of our Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. § 1350 and attached as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10–Q have been qualified by reference to this Item.

Deloitte & Touche LLP, our current independent public accountants, have performed the review required by Section 10–01(d) of Regulation S–X of our Condensed Consolidated Financial Statements for all interim periods in our current fiscal year (but not for any periods in fiscal 2004) as included in our quarterly reports for the interim periods ended April 30, July 31, and October 31, 2004.

We intend to file amendments to our fiscal 2004 Form 10-Q/A filings to reflect the fact that the financial information included in those reports was not reviewed by any independent public accountant. We also intend to file amendments to our fiscal 2005 Form 10-Q filings for the interim periods ended April 30 and July 31, 2004 to reflect the fact that the financial information with respect to fiscal 2004 was not reviewed by any independent public accountant. At the appropriate time, we intend to file additional amendments to those amended reports, and to this Report on Form 10-Q, to reflect the completion of the review.

The staff of the Commission may take the position that because certain information relating to our prior fiscal year in this Quarterly Report on Form 10–Q, our quarterly reports filed for the periods ended April 30 and July 31, 2004, and the amended quarterly reports have not been reviewed by any independent public accountants prior to filing as required by Section 10–01(d) of Regulation S–X, we would not be viewed as having made all required filings until the reports are amended to reflect the required review, and even then that the filings were not filed timely. If so, the Company would be ineligible to use Forms S–2 and S–3 to register securities (or amend an existing registration statement) until all required reports under the Exchange Act have been timely filed for the 12 months prior to the filing of the registration statement or amendment.  While ineligibility to use Form S–2 or S–3 would involve additional expense should we need to file or amend a registration statement, we do not view ineligibility as having a material adverse effect on our access to capital resources. Second, the safe harbor from registration contained in Rule 144 under the Securities Act of 1933 may be unavailable to our executive officers, directors and other affiliates wishing to sell our securities.  We have instructed such persons not to resell securities in reliance upon Rule 144 until otherwise advised.  As a precautionary matter, to be consistent with these instructions, on the cover page of this filing, we have checked the box that indicates that we have not made all filings required in the last 90 days.

The Company is including the following cautionary statement in this Report to make applicable, and to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward–looking statements made by, or on behalf of, the Company.  Forward–looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  From time to time, the Company and its representatives may publish or otherwise make available forward–looking statements of this nature.  All such forward–looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by the following cautionary statements.  Forward–looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward–looking statements.  Such forward–looking statements are expected to be based on various assumptions, many of which are based, in turn, upon further assumptions.  There can be no assurance that management’s expectations, beliefs or projections will occur or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere in this Report and in the Company’s other public filings and statements, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the Company’s forward–looking statements.  The Company disclaims any obligation to update any forward–looking statements, or the following factors, to reflect events or circumstances after the date of this Report.

Risk of Inability to Maintain Sales Growth Rate

The Company has experienced significant sales growth in past years.  While management expects continued growth, our future growth rate will likely be less than our historical growth rate.  The Company expects faster sales growth in its international market versus its United States market, particularly in the Direct Selling and Wholesale segments.  The Company’s ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, the increase in consumers’ discretionary spending, the ability to recruit new independent sales consultants, sourcing of raw materials and demand–driven increases in production and distribution capacity.  Business in all of our segments is driven by consumer preferences.  Accordingly, there can be no assurances that the Company’s current or future products will maintain or achieve market acceptance.  Our sales and earnings results can be negatively impacted by the worldwide economic environment, particularly the Canadian, United States and European economies.  There can be no assurances that the Company’s financial results will not be materially adversely affected by these factors in the future.

The Company’s historical growth has been due in part to acquisitions and management continues to consider additional strategic acquisitions.  There can be no assurances that management will continue to identify suitable acquisition candidates, consummate acquisitions on terms favorable to the Company, finance acquisitions or successfully integrate acquired operations.

Risks Associated with International Sales and Foreign–Sourced Products

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

Ability to Respond to Increased Product Demand

The Company’s ability to meet future product demand in all of its business segments will depend upon its success in (1) bringing new production and distribution capacity on line in a timely manner, (2) improving its ability to forecast product demand and fulfill customer orders promptly, (3) improving customer service–oriented management information systems and (4) training, motivating and managing new employees.  The failure of any of the above could result in a material adverse effect on our financial results.

Risk of Shortages of Raw Materials

Certain raw materials could be in short supply due to capacity, availability, a change in requirements, weather or other factors, including supply disruptions due to production or transportation delays.  Such shortages have not had and are not presently expected to have a material adverse effect on the Company’s operations.  While the price of crude oil is only one of several factors impacting the price of petroleum wax, it is possible that recent fluctuations in oil prices may have a material adverse affect on the cost of petroleum–based products used in the manufacture or transportation of our products, particularly in the Direct Selling and Wholesale segments.

Dependence on Key Corporate Management Personnel

Our success depends in part on the contributions of key corporate management, including our Chairman and Chief Executive Officer, Robert B. Goergen.  The Company does not have employment contracts with any of its key corporate management personnel except Mr. Goergen, nor does it maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on the Company.

Risk of Increased Competition

Our business is highly competitive both in terms of pricing and new product introductions.  The worldwide market for home expressions products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by the Company.  In addition, the Company competes for direct selling consultants with other direct selling companies.  Because there are relatively low barriers to entry in all of our business segments, the Company may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us.  Competition includes companies selling candles manufactured at low cost outside of the United States.  Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Risks Related to Information Technology Systems

Our information technology systems are dependent on global communications providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced significant system failures and outages in the past.  Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break–ins and similar events.  Despite the implementation of network security measures, the Company’s systems are vulnerable to computer viruses, break–ins and similar disruptions from unauthorized tampering with Company systems.  The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access the Company’s information systems.

Item 6.    Exhibits and Reports on Form 8–K

a)              Exhibits

31.1                           Certification of Chairman and Chief Executive Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

31.2                         Certification of Vice President and Chief Financial Officer pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934.

32.1                           Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2                           Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

b)             Reports on Form 8–K

During the fiscal quarter ended October 31, 2004, the Company filed the following Current Reports on Form 8–K:

Current Report on Form 8–K on August 10, 2004 under Item 12 to report net sales, earnings and identifiable asset information for fiscal years 2003 and 2004 using three reportable segments.

                                Current Report on Form 8–K on August 25, 2004 under Item 2.02 to file as an exhibit the press release reporting the Company’s results of operations for the fiscal quarter ended July 31, 2004.

                                Current Report on Form 8–K on September 13, 2004 under Item 8.01 to file as an exhibit the press release reporting the declaration of an increase in the Company’s semi–annual cash dividend to be payable to shareholders of record as of November 1, 2004 and to be paid on November 15, 2004.

                                Current Report on Form 8–K on September 15, 2004 under Item 1.01 to announce the acquisition by Blyth Holding B.V. (a wholly owned subsidiary of Blyth, Inc.) of Edelman B.V. and Euro–Decor B.V.

                                Current Report on Form 8–K on September 15, 2004 under Item 5.02 to announce the election of James M. McTaggart as a director of the Company.

                                Current Report on Form 8–K on October 15, 2004 under Item 5.04 to announce the blackout period for the fiscal quarter ended October 31, 2004 with respect to the purchase or sale of the Company’s common stock by employees, directors and officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date: December 10, 2004	By:	/s/ Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date: December 10, 2004	By:	/s/ Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer