Form 10-Q/A
period 2003-04-30
BLYTH INC
filed 2004-12-16
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Mark One)	(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐                                                 No  ☒                                              See Item 5 of Part II.

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

On August 4, 2004, we filed amendments on Form 10–Q/A restating our Consolidated Financial Statements for the interim periods ended April 30, July 31, and October 31, 2003 to reflect these changes. Our predecessor independent public accountants had performed the reviews that we were required to have performed by Section 10–01(d) of Regulation S–X of our Consolidated Financial Statements as included in our Quarterly Reports on Form 10–Q as initially filed for the interim periods ended April 30, July 31, and October 31, 2003. The amendments filed on Form 10-Q/A were filed after our termination of our predecessor independent public accountants. The Consolidated Financial Statements included in our amended quarterly reports were not reviewed by any independent public accountant, and such amended quarterly reports are therefore not considered fully compliant with the requirements of the Exchange Act and the rules and regulations of the Commission. We have had preliminary discussions with and plan to re-engage our predecessor independent public accountants to perform such a review, and we presently expect those reviews to be completed by our predecessor independent public accountants prior to January 31, 2005, although there can be no assurance that they will be able to do so. We do not expect that the reviews of our amended quarterly reports will require any change to the Consolidated Financial Statements.

We are filing this amendment to our fiscal 2004 10-Q/A filing for the period ended April 30, 2003 to reflect the fact that the financial information included in this report was not reviewed by any independent public accountant. At the appropriate time, we intend to file an additional amendment to this amended report to reflect the completion of the review.

The staff of the Commission may take the position that because certain information relating to our Quarterly Reports for fiscal 2004 has not been reviewed by any independent public accountants prior to filing as required by Section 10–01(d) of Regulation S–X, we would not be viewed as having made all required filings until the reports are amended to reflect the required review, and even then that the filings were not filed timely. If so, we would be ineligible to use Forms S–2 and S–3 to register securities (or amend an existing registration statement) until all required reports under the Exchange Act have been timely filed for the 12 months prior to the filing of the registration statement or amendment. While ineligibility to use Form S–2 or S–3 would involve additional expense should we need to file or amend a registration statement, we do not view ineligibility as having a material adverse effect on our access to capital resources. Second, the safe harbor from registration contained in Rule 144 under the Securities Act of 1933 may be unavailable to our executive officers, directors and other affiliates wishing to sell our securities. We have instructed such persons not to resell securities in reliance upon Rule 144 until otherwise advised. As a precautionary matter, to be consistent with these instructions, on the cover page of this filing, we have checked the box that indicates that we have not made all filings required in the last 90 days.

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

On August 4, 2004, we filed amendments on Form 10–Q/A restating our Consolidated Financial Statements for the interim periods ended April 30, July 31, and October 31, 2003 to reflect these changes. Our predecessor independent public accountants had performed the reviews that we were required to have performed by Section 10–01(d) of Regulation S–X of our Consolidated Financial Statements as included in our Quarterly Reports on Form 10–Q as initially filed for the interim periods ended April 30, July 31, and October 31, 2003. The amendments filed on Form 10-Q/A were filed after our termination of our predecessor independent public accountants. The Consolidated Financial Statements included in our amended quarterly reports were not reviewed by any independent public accountant, and such amended quarterly reports are therefore not considered fully compliant with the requirements of the Exchange Act and the rules and regulations of the Commission. We have had preliminary discussions with and plan to re-engage our predecessor independent public accountants to perform such a review, and we presently expect those reviews to be completed by our predecessor independent public accountants prior to January 31, 2005, although there can be no assurance that they will be able to do so. We do not expect that the reviews of our amended quarterly reports will require any change to the Consolidated Financial Statements.

We are filing this amendment to our fiscal 2004 10-Q/A filing for the period ended April 30, 2003 to reflect the fact that the financial information included in this report was not reviewed by any independent public accountant. At the appropriate time, we intend to file an additional amendment to this amended report to reflect the completion of the review.

The staff of the Commission may take the position that because certain information relating to our Quarterly Reports for fiscal 2004 has not been reviewed by any independent public accountants prior to filing as required by Section 10–01(d) of Regulation S–X, we would not be viewed as having made all required filings until the reports are amended to reflect the required review, and even then that the filings were not filed timely. If so, we would be ineligible to use Forms S–2 and S–3 to register securities (or amend an existing registration statement) until all required reports under the Exchange Act have been timely filed for the 12 months prior to the filing of the registration statement or amendment. While ineligibility to use Form S–2 or S–3 would involve additional expense should we need to file or amend a registration statement, we do not view ineligibility as having a material adverse effect on our access to capital resources. Second, the safe harbor from registration contained in Rule 144 under the Securities Act of 1933 may be unavailable to our executive officers, directors and other affiliates wishing to sell our securities. We have instructed such persons not to resell securities in reliance upon Rule 144 until otherwise advised. As a precautionary matter, to be consistent with these instructions, on the cover page of this filing, we have checked the box that indicates that we have not made all filings required in the last 90 days.

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

Item 6.           Exhibits

a)              Exhibits

31.1	Certification of Chairman, and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	December 16, 2004	By:	/s/ Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	December 16, 2004	By:	/s/ Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer