Form 10-Q/A
period 2004-07-31
BLYTH INC
filed 2004-12-16
CIK 921503

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

We are filing this amendment to our fiscal 2005 10-Q filing for the period ended July 31, 2004 to reflect the fact that the financial information for fiscal 2004 included in this report was not reviewed by any independent public accountant. At the appropriate time, we intend to file an additional amendment to this amended report to reflect the completion of the review.

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

We are filing this amendment to our fiscal 2005 10-Q filing for the period ended July 31, 2004 to reflect the fact that the financial information for fiscal 2004 included in this report was not reviewed by any independent public accountant. At the appropriate time, we intend to file an additional amendment to this amended report to reflect the completion of the review.

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