Form 10-Q/A
period 2003-04-30
BLYTH INC
filed 2005-04-14
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Explanatory Note

In our filing on Form 10-Q/A Amendment No. 2 for the quarter ended April 30, 2003 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 3 is being filed to remedy that deficiency.  This amended quarterly report has not required any change to the Consolidated Financial Statements except for a restatement of the Consolidated Statements of Cash Flows as discussed in Note 2 to more properly reflect the impact of foreign currency exchange rates on cash for fiscal 2003 and fiscal 2004.  No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events unless specifically noted.

BLYTH, INC.

Part I                    FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)	April 30, 2003	January 31, 2003
	Restated (Note 2)	Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$122,391	$168,596
Accounts receivable, less allowance for doubtful receivables of $3,731 and $4,093, respectively	83,972	82,913
Inventories	200,450	187,935
Prepaid and other	30,479	23,044
Assets held for sale	—	690
Deferred income taxes	17,158	14,297
Total current assets	454,450	477,475
Property, plant and equipment, at cost:
Less accumulated depreciation of $186,119 and $178,397, respectively	260,227	244,798
Other assets:
Investments	3,795	3,564
Excess of cost over fair value of assets acquired	158,753	113,534
Other intangible assets, net of accumulated amortization of $150	29,169	4,219
Deposits and other assets	18,113	16,494
	209,830	137,811
Total assets	$924,507	$860,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$15,372	$7,377
Current maturities of long-term debt	4,411	4,037
Accounts payable	60,317	58,571
Accrued expenses	75,520	80,953
Dividend payable	5,979	—
Income taxes	15,798	2,477
Total current liabilities	177,397	153,415
Deferred income taxes	33,230	20,810
Long-term debt, less current maturities	176,084	165,079
Minority interest and other	19,649	12,928
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,733,227 shares and 49,703,682 shares, respectively	995	994
Additional contributed capital	101,906	101,567
Retained earnings	510,275	496,627
Accumulated other comprehensive income (loss)	(5,616)	(4,751)
Treasury stock, at cost, 3,755,900 shares and 3,644,100 shares, respectively	(89,413)	(86,585)
Total stockholders’ equity	518,147	507,852
Total liabilities and stockholders’ equity	$924,507	$860,084

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Three months ended April 30, (Unaudited, in thousands, except per share data)	2003	2002
		Restated (Note 2)
Net sales	$311,991	$277,896
Cost of goods sold	150,595	132,888
Gross profit	161,396	145,008
Selling	97,069	88,407
Administrative	30,069	25,693
	127,138	114,100
Operating profit	34,258	30,908
Other expense (income):
Interest expense	3,590	3,823
Interest income and other	(591)	(441)
Equity in (earnings) loss of investee	135	(28)
	3,134	3,354
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	31,124	27,554
Income tax expense	11,453	10,250
Earnings before minority interest and cumulative effect of change in accounting principle	19,671	17,304
Minority interest	(44)	—
Cumulative effect of change in accounting principle, net of taxes of $2,887	—	(31,753)
Net earnings	$19,627	$(14,449)
Basic:
Earnings per common share before cumulative effect of change in accounting principle	$0.43	$0.37
Cumulative effect of change in accounting principle	—	(0.69)
	$0.43	$(0.32)
Weighted average number of shares outstanding	46,080	46,290
Diluted:
Earnings per common share before cumulative effect of change in accounting principle	$0.42	$0.37
Cumulative effect of change in accounting principle	—	(0.68)
	$0.42	$(0.31)
Weighted average number of shares outstanding	46,208	46,474

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)			Additional contributed capital	Retained earnings			Accumulated other comprehensive income (loss)	Total
	Common stock				Treasury stock
	Shares	Amount			Shares	Amount

For the three months ended April 30, 2002:

Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063

Net earnings for the period - Restated (Note 2)				(14,449)				(14,449)
Foreign currency translation adjustments - Restated (Note 2)							(2,305)	(2,305)
Unrealized holding gains on certain investments (net of tax of $27)							44	44
Net loss on cash flow hedging instruments (net of tax of $9)							(15)	(15)
Comprehensive income - Restated (Note 2)								(16,725)

Common stock issued in connection with exercise of stock options	105,065	2	1,709					1,711
Tax benefit from stock options			124					124
Dividends declared		—		(5,098)				(5,098)

Treasury stock purchases	—				(638,700)	(13,660)		(13,660)
Balance, April 30, 2002 - Restated (Note 2)	49,614,841	$992	$99,712	$429,491	(3,269,600)	$(76,610)	$(19,170)	$434,415

For the three months ended April 30, 2003:

Balance, January 31, 2003 - Restated (Note 2)	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852
Net earnings for the period				19,627				19,627
Foreign currency translation adjustments - Restated (Note 2)							(544)	(544)
Unrealized holding gain on certain investments (net of tax of $31)							52	52
Net loss on cash flow hedging instruments (net of tax of $217)							(373)	(373)
Comprehensive income - Restated (Note 2)								18,762

Common stock issued in connection with exercise of stock options	29,545	1	334					335

Tax benefit from stock options			5					5
Dividends declared			—	(5,979)				(5,979)

Treasury stock purchases				—	(111,800)	(2,828)		(2,828)
Balance, April 30, 2003 - Restated (Note 2)	49,733,227	$995	$101,906	$510,275	(3,755,900)	$(89,413)	$(5,616)	$518,147

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended April 30, (Unaudited, in thousands)	2003	2002
	Restated (Note 2)	Restated (Note 2)
Cash flows from operating activities:
Net earnings	$19,627	$(14,449)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	31,753
Depreciation and amortization	7,872	7,549
Tax benefit from stock options	5	124
Deferred income taxes	(598)	529
Equity in earnings of investee	135	(28)
Minority interest	150	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	569	8,520
Inventories	(1,370)	2,965
Prepaid and other	(4,584)	(7,043)
Deposits and other assets	(305)	(168)
Accounts payable	(3,651)	(3,503)
Accrued expenses	(7,889)	(1,648)
Other liabilities	1,109	708
Income taxes	10,606	4,958
Total adjustments	2,049	44,716
Net cash provided by operating activities	21,676	30,267
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,875)	(2,984)
Purchases of long-term investment	(360)	—
Purchase of businesses, net of cash acquired	(65,974)	(10)
Net cash used in investing activities	(69,209)	(2,994)
Cash flows from financing activities:
Proceeds from issuance of common stock	335	1,711
Purchase of treasury stock	(2,828)	(13,660)
Borrowings from bank line of credit	11,643	4,031
Repayments on bank line of credit	(3,663)	(324)
Repayments on long-term debt	(114)	(201)
Net cash provided by (used in) financing activities	5,373	(8,443)
Effect of exchange rate changes on cash	(4,045)	947
Net increase (decrease) in cash and cash equivalents	(46,205)	19,777
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$122,391	$155,134
Non-cash financing activities:
Cash dividend declared, $0.13 per share in 2003 and $0.11 in 2002	$5,979	$5,098

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      Basis of Presentation

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the Home Expressions category. Within this category, the Company reports its financial results in five segments – the Direct Selling segment, the Wholesale Home Fragrance segment, the Wholesale Creative Expressions segment, the Catalog & Internet segment, and the All Other segment. Miles Kimball, acquired in April 2003 is included in the Catalog & Internet segment. Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment. The Company reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the appropriate number of reportable segments should have been five in fiscal 2004 and four in fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to acquisitions that were consummated in fiscal 2004.) The Company’s financial statement footnotes have been restated to reflect the revised segments. In addition, the revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets”, retroactive to the February 1, 2002 adoption date of SFAS 142. This resulted in a restatement for an additional impairment charge as of February 1, 2002. See Notes 2 and 9 to the financial statements for further details. The Company’s reportable and operating segments are based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance. Revenues are not reported by product or group of similar products, as it is impractical to do so. The Company has operations outside of the United States and sells products in the Direct Selling and Wholesale Home Fragrance segments worldwide. The majority of sales in the Wholesale Creative Expressions, Catalog & Internet and All Other segments are domestically based.

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

Within the Wholesale Home Fragrance segment, the Company designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products. It also designs and markets a wide range of related candle accessories. Products in this segment are sold worldwide to retailers in the premium and specialty wholesale channels under the Ambria®, Carolina®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Gies®(1), Kate’s™ and Liljeholmens® brands and in the mass retail channel under the Ambria®, FilterMate®, Florasense® and Gies®(1) brands.

Within the Wholesale Creative Expressions segment, the Company designs, sources and markets a broad range of home décor products under the CBK® brand, seasonal decorations under the Holiday365™, JMC Impact™ and Seasons of Cannon Falls™ brands, and, until Jeanmarie was sold in April 2004, decorative gift bags under the Jeanmarie® brand. These products are sold primarily in North America.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts under the Exposures® and Miles Kimball® brands. These products are sold primarily in North America.

Within the All Other segment, the Company designs, manufactures or sources and markets a variety of chafing fuel, candles and tabletop lighting products to the Away From Home or foodservice trade under the brand names Ambria®, HandyFuel® and Sterno®. These products are sold primarily in North America.

(1) Colonial and Gies are registered and sold only outside the United States.

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

2.                                      Restatement

Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment. The Company reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), and determined that the appropriate number of reportable segments should have been five during fiscal 2004 and four during fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to the acquisitions that were consummated in fiscal 2004.) See Note 9 for further details.  This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date, thereafter. These impairment reviews have indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group. Both of these businesses are components of the Wholesale Home Fragrance Segment. The Company’s fiscal 2003 financial statements have been restated to reflect the recording of these $27.2 million in goodwill impairment charges as part of the cumulative effect of adopting SFAS 142 as of February 1, 2002. There was no income tax impact for these impairment charges.  A restatement of the Consolidated Statements of Cash Flows has also been made to more properly reflect the impact of foreign currency exchange rates on cash for fiscal 2003 and 2004.  The Company has now presented the effect of foreign currency rate changes on cash as a separate line on the cash flow statements, instead of including this effect within cash flows from operating, investing and financing activities as previously reported. Also, fiscal 2004 cash flows have been revised to reflect the reporting currency equivalent of foreign currency cash flows using weighted average exchange rates that approximated the actual exchange rates in effect at the time of the cash flows, rather than using period-end exchange rates.

A summary of the effects of the restatements on the Company’s financial statements is as follows:

	As of April 30, 2003
(In thousands)	As Previously Reported		As Restated
Balance sheet :
Excess of cost over fair value of assets acquired	$191,922	(a)	$158,753	(b)
Total assets	957,676	(a)	924,507
Retained earnings	537,513		510,275
Accumulated other comprehensive income (loss)	315		(5,616	)(b)
Total stockholders’ equity	551,316		518,147
Total liabilities and stockholders’ equity	957,676	(a)	924,507
Statement of Stockholders’ Equity:
Retained earnings	$537,513		$510,275
Foreign currency translation adjustments, for the quarter ended April 30, 2003	1,117		(544)
Comprehensive income, for the quarter ended April 30, 2003	20,423	(a)	18,762
Accumulated other comprehensive income (loss)	315		(5,616)
Total stockholders’ equity	551,316		518,147

	Quarter ended April 30, 2003
	As Previously Reported		As Restated
Statement of Cash Flows:
Total adjustments to reconcile net earnings to net cash from operations	$(127)		$2,049
Net cash provided by operating activities	19,500		21,676
Net cash used in investing activities	(71,085)		(69,209)
Net cash provided by financing activities	5,380		5,373
Effect of exchange rate changes on cash	—		(4,045)

(a)                               Reflects certain other reclassifications to conform with current year presentation.

(b)                               Includes the reversal of $5,931 of foreign currency translation adjustments on the Gies and Colony goodwill written off.

A summary of the effects of the restatements on the Company’s financial statements is as follows:

	Quarter ended April 30, 2002
	As Previously Reported	As Restated
Statement of Earnings:
Earnings before cumulative effect of accounting change	$17,304	$17,304
Cumulative effect of accounting change	(4,515)	(31,753)
Net earnings	$12,789	$(14,449)
Basic earnings per share:
Before cumulative effect of accounting change	$0.37	$0.37
Cumulative effect of accounting change	(0.10)	(0.69)
	$0.27	$(0.32)
Diluted earnings per share:
Before cumulative effect of accounting change	$0.37	$0.37
Cumulative effect of accounting change	(0.10)	(0.68)
	$0.27	$(0.31)
Statement of Stockholders’ Equity:
Retained earnings, as of April 30, 2002	$456,729	$429,491
Foreign currency translation adjustments	(2,914)	(2,305)
Comprehensive income (loss)	9,904	(16,725)
Accumulated other comprehensive loss, as of April 30, 2002	(19,779)	(19,170)
Total stockholders’ equity, as of April 30, 2002	461,044	434,415
Statement of Cash Flows:
Total adjustments to reconcile net earnings to net cash from operations	$18,425	$44,716
Net cash provided by operating activities	31,214	30,267
Effect of exchange rate changes on cash	—	947

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

As of January 31, 2002, Blyth’s Consolidated Balance Sheets reflected approximately $108.1 million in goodwill net of accumulated amortization, including $27.2 million related to the Wholesale Home Fragrance segment businesses, $42.2 million related to the All Other segment and $38.7 million related to the Wholesale Creative Expressions segment businesses. The Company adopted SFAS 142, effective February 1, 2002. In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill. As a result of the impairment review, Blyth reduced the carrying value of the goodwill related to its 1997 acquisition of the Sterno® brand by $7.4 million, which is included in the All Other segment. In addition, a revision of its operating and reporting segments by the Company (See Note 2), required changes in the Company’s reporting units for purposes of goodwill impairment reviews under SFAS 142, retroactive to the February 1, 2002 adoption date of SFAS 142. This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002 and each subsequent year-end balance sheet date thereafter. These impairment reviews have indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group. Both of these businesses are components of the Wholesale Home Fragrance Segment, and the impairment charges reduced goodwill in that segment to zero at February 1, 2002. The fair values of the Sterno Group, the Gies Group and the Colony Group were determined through independent valuations utilizing market-comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the models. These cash flows were discounted to February 1, 2002 using a risk-adjusted discount rate. The impairment of the Sterno Group’s goodwill, which was recorded as a cumulative effect of a change in accounting principle, had the effect of reducing net income by $4.5 million (after tax) or $0.10 per share. The impairments of the Gies Group and Colony Group goodwill, which were not deductible for tax purposes, were, via restatement of the fiscal 2003 financial statements, also recorded as a cumulative effect of change in accounting principle, and had the effect of reducing net income by $27.2 million or $0.58 per share.

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

9.                                      Segment Information

Blyth is a global competitor in the gift and decorative accessories market, which the Company calls the Home Expressions category.  Within this category, the Company reports its financial results in five segments – the Direct Selling segment, the Wholesale Home Fragrance segment, the Wholesale Creative Expressions segment, the Catalog & Internet segment, and the All Other segment.  Miles Kimball, acquired in April 2003 is included in the Catalog & Internet segment.  Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment.  The Company reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the appropriate number of reportable segments should have been five in fiscal 2004 and four in fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to the acquisitions that were consummated in fiscal 2004.)  The Company’s financial statement footnotes have been restated to reflect the revised segments.  The Company’s reportable and operating segments are based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance.  Revenues are not reported by product or group of similar products, as it is impractical to do so.  The Company has operations outside of the United States and sells products in the Direct Selling and Wholesale Home Fragrance segments worldwide.  The majority of sales in the Wholesale Creative Expressions, Catalog & Internet and All Other segments are domestically based.

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

Within the Wholesale Home Fragrance segment, the Company designs, manufactures and markets an extensive line of products including scented candles, potpourri and other fragranced products.  It also designs and markets a wide range of related candle accessories.  Products in this segment are sold worldwide to retailers in the premium and specialty wholesale channels under the Ambria®, Carolina®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Gies®(1), Kate’s™ and Liljeholmens® brands and in the mass retail channel under the Ambria®, FilterMate®, Florasense® and Gies®(1) brands.

Within the Wholesale Creative Expressions segment, the Company designs, sources and markets a broad range of home décor products under the CBK® brand, seasonal decorations under the Holiday365™, JMC Impact™ and Seasons of Cannon Falls™ brands, and, until Jeanmarie was sold in April 2004, decorative gift bags under the Jeanmarie® brand.  These products are sold primarily in North America.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards and gifts under the Exposures® and Miles Kimball® brands.  These products are sold primarily in North America.

Within the All Other segment, the Company designs, manufactures or sources and markets a variety of chafing fuel, candles and tabletop lighting products to the Away From Home or foodservice trade under the brand names Ambria®, HandyFuel® and Sterno®.  These products are sold primarily in North America.

(1) Colonial and Gies are registered and sold only outside the United States.

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

Three months ended April 30, (In thousands)

	2003	2002
	Restated (Note 2)	Restated (Note 2)
Net Sales
Direct Selling	$191,239	177,915
Wholesale Home Fragrance	66,441	68,718
Wholesale Creative Expressions	35,926	17,691
Catalog & Internet	5,970	—
All Other	12,415	13,572
Total	$311,991	$277,896

Earnings
Direct Selling	$38,372	$37,137
Wholesale Home Fragrance	(3,472)	(5,387)
Wholesale Creative Expressions	22	(1,780)
Catalog & Internet	(590)	—
All Other	(74)	938
	34,258	30,908
Other expense	(3,134)	(3,354)
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$31,124	$27,554

	April 30, 2003	January 31, 2003
	Restated (Note 2)	Restated (Note 2)
Identifiable Assets
Direct Selling	$258,667	$246,607
Wholesale Home Fragrance	229,846	238,829
Wholesale Creative Expressions	165,198	174,827
Catalog & Internet	103,021	—
All Other	61,573	61,816
Unallocated Corporate	106,202	138,005
Total	$924,507	$860,084

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Prior to January 31, 2004, the Company reported its financial results in two reporting segments, the Candles & Home Fragrance segment and the Creative Expressions segment.  The Company reevaluated its operating segments based on the application of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the appropriate number of reportable segments should have been five in fiscal 2004 and four in fiscal 2003 and 2002 (The increase in segments in fiscal 2004 was due to acquisitions that were consummated in fiscal 2004.)  The Company’s financial statement footnotes have been restated to reflect the revised segments, as has the discussion in this Item 2.  In addition, the revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under FASB Statement No. 142, “Goodwill and Other Intangible Assets”, retroactive to the February 1, 2002 adoption date of SFAS 142. This resulted in a restatement for an additional impairment charge as of February 1, 2002. See Notes 2 and 9 to the financial statements for further details.  The Company’s reportable and operating segments are based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance.

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

Capital expenditures for property, plant and equipment were $2.9 million in the quarter ended April 30, 2003 compared to $3.0 million in the prior year period. Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $25.0 million for fiscal 2004.

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

Net cash provided by operating activities amounted to $21.7 million for the three months ended April 30, 2003 compared to $30.3 million provided from operating activities for the three months ended April 30, 2002.  The decrease in cash flow from operations compared to the prior year is primarily attributable to changes in working capital, which more than offset the improvement in net earnings.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.   Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report.

Nonetheless, we note that, as discussed in Item 4(b) below, we have made changes in our internal controls after the end of the period covered by this quarterly report in response to the fact that, as discussed in Item 9 “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” in our fiscal 2004 Form 10-K, on April 21, 2004, PricewaterhouseCoopers (“PwC”) advised the Company that it had identified an internal control issue which PwC considered to be a material weakness in that changes in circumstances, internal reporting and management structures appeared not to have been properly evaluated by management or considered in connection with ongoing compliance with SFAS 131 and SFAS 142 guidance.  PwC recommended that the Company should (A) have a process in place to evaluate changes in management structure and reporting to the chief operating decision maker that would effect segment determination, (B) strengthen procedures to monitor all changes in operations that impact accounting and reporting matters and (C) ensure that it has sufficient staffing in its financial reporting function, with appropriate technical qualifications and tasked with ensuring ongoing compliance with relevant accounting and financial reporting requirements.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In response to the matter discussed in Item 9A. “Controls and Procedures” in our fiscal 2004 Form 10-K, whereby PwC had identified an internal control issue which they considered to be a material weakness, the Company in fiscal 2005 now reviews and evaluates more carefully the information that is presented to the Board of Directors and the chief operating decision maker (“CODM”) on a monthly and quarterly basis, as well as the information that is provided on its website and to investors, with a view toward ensuring that such information is consistent with the Company’s segment reporting and how the CODM reviews operating results in order to make decisions about the allocation of resources.  Moreover, the Company believes that, by reason of the Company’s experience in connection with its change in reporting segments for fiscal 2004, the Company’s financial personnel, as well as its other members of management, are particularly well informed as to the issues that may arise under SFAS 131 and 142 and are sensitive to the need to ensure that such issues are properly and promptly addressed and resolved.

PART II.   OTHER INFORMATION

Item 5.  Other Information

In our filing on Form 10-Q/A Amendment No. 2 for the quarter ended April 30, 2003 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 3 is being filed to remedy that deficiency.  This amended quarterly report has not required any change to the Consolidated Financial Statements except for a restatement of the Consolidated Statements of Cash Flows as discussed in Note 2 to more properly reflect the impact of foreign currency exchange rates on cash for fiscal 2003 and fiscal 2004.

The staff of the Commission may take the position that because certain information relating to our Quarterly Reports for fiscal 2004 had not been reviewed by any independent public accountants prior to filing as required by Section 10–01(d) of Regulation S–X, we would not have been viewed as having made all required filings until the reports were amended to reflect the required review, and even then that the filings were not filed timely.  Therefore, we could be ineligible to use Forms S–2 and S–3 to register securities (or amend an existing registration statement) until all required reports under the Exchange Act have been timely filed for the 12 months prior to the filing of the registration statement or amendment.  While ineligibility to use Form S–2 or S–3 would involve additional expense should we need to file or amend a registration statement, we do not view ineligibility as having a material adverse effect on our access to capital resources.

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

BLYTH, INC.

Date:	April 14, 2005	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	April 14, 2005	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer