Form 10-Q/A
period 2003-07-31
BLYTH INC
filed 2005-04-14
CIK 921503

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

Explanatory Note

In our filing on Form 10-Q/A Amendment No. 2 for the quarter ended July 31, 2003 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 3 is being filed to remedy that deficiency. This amended quarterly report has not required any change to the Consolidated Financial Statements except for a restatement of the Consolidated Statements of Cash Flows as discussed in Note 2 to more properly reflect the impact of foreign currency exchange rates on cash for fiscal 2003 and fiscal 2004.  No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events unless specifically noted.

BLYTH, INC.

Part I.                 FINANCIAL INFORMATION

Item I.               FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)	July 31, 2003	January 31, 2003
	Restated (Note 2)	Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$67,977	$168,596
Accounts receivable, less allowance for doubtful receivables of $4,163 and $4,093, respectively	101,673	82,913
Inventories	256,121	187,935
Prepaid and other	30,750	23,044
Assets held for sale	—	690
Deferred income taxes	16,986	14,297
Total current assets	473,507	477,475
Property, plant and equipment, at cost:
Less accumulated depreciation of $211,296 and $178,397, respectively	277,350	244,798
Other assets:
Investments	3,380	3,564
Excess of cost over fair value of assets acquired	173,095	113,534
Other intangible assets, net of accumulated amortization of $600	28,719	4,219
Deposits and other assets	12,678	16,494
	217,872	137,811
Total assets	$968,729	$860,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$28,971	$7,377
Current maturities of long-term debt	4,592	4,037
Accounts payable	62,256	58,571
Accrued expenses	72,579	80,953
Income taxes	2,515	2,477
Total current liabilities	170,913	153,415
Deferred income taxes	36,769	20,810
Long-term debt, less current maturities	210,453	165,079
Minority interest and other	20,335	12,928
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,777,177 shares and 49,703,682 shares, respectively	995	994
Additional contributed capital	103,086	101,567
Retained earnings	521,517	496,627
Accumulated other comprehensive income (loss)	1,095	(4,751)
Treasury stock, at cost, 4,015,300 shares and 3,644,100 shares, respectively	(96,434)	(86,585)
Total stockholders’ equity	530,259	507,852
Total liabilities and stockholders’ equity	$968,729	$860,084

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

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional contributed	Retained	Treasury stock		Accumulated other comprehensive
(In thousands, except share data)	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
For the six months ended July 31, 2002:
Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the period - Restated (Note 2)				4,357				4,357
Foreign currency translation adjustments - Restated (Note 2)							6,394	6,394
Unrealized holding losses on certain investments (net of tax of $20)							(34)	(34)
Net loss on cash flow hedging instruments (net of tax of $253)							(427)	(427)
Comprehensive income - Restated (Note 2)								10,290
Common stock issued in connection with exercise of stock options	149,706	3	2,490					2,493
Tax benefit from stock options			311					311
Dividends				(5,098)				(5,098)
Treasury stock purchases					(712,100)	(15,709)		(15,709)
Balance, July 31, 2002 - Restated (Note 2)	49,659,482	$993	$100,680	$448,297	(3,343,000)	$(78,659)	$(10,961)	$460,350
For the six months ended July 31, 2003
Balance, January 31, 2003 - Restated (Note 2)	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852
Net earnings for the period				30,873				30,873
Foreign currency translation adjustments - Restated (Note 2)							6,266	6,266
Unrealized holding losses on certain investments (net of tax of $74)							(126)	(126)
Net loss on cash flow hedging instruments (net of tax of $171)							(294)	(294)
Comprehensive income - Restated (Note 2)								36,719
Common stock issued in connection with exercise of stock options	73,495	1	1,419					1,420
Tax benefit from stock options			100					100
Dividends				(5,983)				(5,983)
Treasury stock purchases					(371,200)	(9,849)		(9,849)
Balance, July 31, 2003 - Restated (Note 2)	49,777,177	$995	$103,086	$521,517	(4,015,300)	$(96,434)	$1,095	$530,259

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended July 31 (In thousands)	2003	2002
	Restated (note 2)	Restated (note 2)
Cash flows from operating activities:
Net earnings	$30,873	$4,357
Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of change in accounting principle, net of tax	—	31,753
Depreciation and amortization	16,633	15,134
Loss on fixed asset disposal	(190)	—
Tax benefit from stock options	100	311
Deferred income taxes	119	1,812
Equity in loss of investee	199	190
Minority interest	71	—
Gain on sales of long-term investment	(497)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(13,640)	(14,593)
Inventories	(33,285)	(31,854)
Prepaid and other	1,489	(8,443)
Deposits and other assets	22	(142)
Accounts payable	(6,009)	1,670
Accrued expenses	(14,397)	(9,145)
Other liabilities	1,542	1,463
Income taxes	(4,011)	(2,020)
Total adjustments	(51,854)	(13,864)
Net cash used in operating activities	(20,981)	(9,507)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,525)	(9,624)
Purchases of long-term investment	(1,377)	—
Proceeds from sales of long term investment	1,874	—
Cash impact of Wax Lyrical receivership	1,902	—
Purchase of businesses, net of cash acquired	(94,736)	(51,010)
Net cash used in investing activities	(101,862)	(60,634)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,420	2,493
Purchases of treasury stock	(9,849)	(15,709)
Borrowings from bank line of credit	20,095	36,452
Repayments on bank line of credit	(8,368)	(21,892)
Borrowings on long-term debt	30,678	517
Repayments of long-term debt	(3,853)	(3,880)
Dividends paid	(5,983)	(5,098)
Net cash provided by (used in) financing activities	24,140	(7,117)
Effect of exchange rate changes on cash	(1,916)	(3,127)
Net decrease in cash and cash equivalents	(100,619)	(80,385)
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$67,977	$54,972

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

Employee Stock Options

The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, and continues to follow Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method.  Accordingly, no compensation expense is recorded for the stock options issued to employees unless the option price is below market at the measurement date.  The Company does not at this time, issue stock options below market value, therefore no compensation expense has been recorded in the financial statements.  Had compensation expense for the Company’s stock options been determined in accordance with the fair value method in SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

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

A summary of the effects of the restatements on the Company’s financial statements is as follows:

	As of July 31, 2003
(In thousands)	As Previously Reported		As Restated
Balance sheet :
Excess of cost over fair value of assets acquired	$206,453	(a)	$173,095	(b)
Total assets	1,002,086	(a)	968,729
Retained earnings	548,758		521,517
Accumulated other comprehensive income	7,214		1,095	(b)
Total stockholders’ equity	563,619		530,259
Total liabilities and stockholders’ equity	1,002,086	(a)	968,729
Statement of Stockholders’ Equity:
Retained earnings	$548,758		$521,517
Foreign currency translation adjustments, six months ended July 31, 2003	8,011		6,266
Comprehensive income, six months ended July 31, 2003	38,464		36,719
Accumulated other comprehensive income	7,214		1,095
Total stockholders’ equity	563,619		530,259

	Six months ended July 31, 2003
	As Previously Reported	As Restated
Statement of Cash Flows:
Total adjustments to reconcile net earnings to net cash from operations	$(50,811)	$(51,854)
Net cash used in operating activities	(19,938)	(20,981)
Net cash used in investing activities	(105,354)	(101,862)
Net cash provided by financing activities	24,673	24,140
Effect of exchange rate changes on cash	—	(1,916)

(a)            Reflects certain other reclassifications to conform with current year presentation.

(b)            Includes the reversal of $6,120 of foreign currency translation adjustments on the Gies and Colony goodwill written off.

A summary of the effects of the restatements on the Company’s financial statements is as follows:

	Six months ended July 31, 2002
	As Previously Reported	As Restated
Statement of Earnings:
Earnings before cumulative effect of accounting change	$36,110	$36,110
Cumulative effect of accounting change	(4,515)	(31,753)
Net earnings	$31,595	$4,357
Basic earnings per share:
Before cumulative effect of accounting change	$0.78	$0.78
Cumulative effect of accounting change	(0.10)	(0.69)
	$0.68	$0.09
Diluted earnings per share:
Before cumulative effect of accounting change	$0.78	$0.78
Cumulative effect of accounting change	(0.10)	(0.68)
	$0.68	$0.10
Statement of Stockholders’ Equity
Retained earnings, as of July 31, 2002	$475,535	$448,297
Foreign currency translation adjustments	9,057	6,394
Comprehensive income	40,191	10,290
Accumulated other comprehensive loss, as of July 31, 2002	(8,298)	(10,961)
Total stockholders’ equity, as of July 31, 2002	490,251	460,350
Statement of Cash Flows:
Total adjustments to reconcile net earnings to net cash from operations	$(44,229)	$(13,864)
Net cash used in operating activities	(12,634)	(9,507)
Effect of exchange rate changes on cash	—	(3,127)

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

6.                                      Inventories

	July 31, 2003	January 31, 2003
Raw materials	$29,333	$33,950
Work in process	3,757	2,509
Finished goods	223,031	151,476
	$256,121	$187,935

The components of inventory are as follows (in thousands):

7.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
				Restated (Note2)
Net earnings	$11,246	$18,806	$30,873	4,357
Weighted average number of common shares outstanding:
Basic	45,903	46,330	45,991	46,310
Dilutive effect of stock options	252	380	183	281
Weighted average number of common shares outstanding:
Diluted	46,155	46,710	46,174	46,591

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

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2003	2002	2003	2002
	Restated (Note 2)	Restated (Note 2)	Restated (Note 2)	Restated (Note 2)
Net Sales
Direct Selling	$143,219	$144,086	$334,458	$322,001
Wholesale Home Fragrance	50,319	51,153	116,760	119,871
Wholesale Creative Expressions	51,570	58,611	87,496	76,302
Catalog & Internet	17,565	—	23,535	—
All Other	12,595	14,171	25,010	27,743
Total	$275,268	$268,021	$587,259	$545,917
Earnings
Direct Selling	$25,096	$31,507	$63,468	$68,644
Wholesale Home Fragrance	(7,044)	(9,273)	(10,516)	(14,660)
Wholesale Creative Expressions	5,246	10,256	5,268	8,476
Catalog & Internet	(1,808)	—	(2,398)	—
All Other	(771)	1,167	(845)	2,105
	20,719	33,657	54,977	64,565
Other expense	(2,885)	(3,711)	(6,019)	(7,065)
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$17,834	$29,946	$48,958	$57,500

	July 31, 2003	January 31, 2003
	Restated (Note 2)	Restated (Note 2)
Identifiable Assets
Direct Selling	$258,845	$246,607
Wholesale Home Fragrance	308,304	238,829
Wholesale Creative Expressions	197,199	174,827
Catalog & Internet	109,989	—
All Other	62,254	61,816
Unallocated Corporate	32,139	138,005
Total	$968,730	$860,084

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

In July 2003, the Company’s manufacturing facility located in Monterrey, Mexico was destroyed by fire.  Products manufactured at this leased facility were primarily for the North American mass market.  Customer service disruptions were minimal as other Company facilities and third party suppliers met the production requirements and will continue to meet production requirements for the immediate future.  The loss of fixed assets and inventory totaled approximately $8.0 million.  The Company recorded a charge of $0.6 million in the quarter ended July 31, 2003 for the insurance deductible and employee related costs as a result of the fire.  The Company is insured for losses related to this fire. Capital expenditures for property, plant, and equipment were $9.5 million for the six months ended July 31, 2003, as compared with $9.6 million in the prior year period.  Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $25.0 million for fiscal 2004.

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

Net cash used in operating activities amounted to $21.0 million for the six months ended July 31, 2003, compared to $9.5 million used in operating activities for the six months ended July 31, 2002.  The decrease in cash flow from operations relates primarily to changes in the Company’s working capital and lower earnings before cumulative effect of change in accounting principle.

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

PART II.   OTHER INFORMATION

Item 5.  Other Information

In our filing on Form 10-Q/A Amendment No. 2 for the quarter ended July 31, 2003 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 3 is being filed to remedy that deficiency.  This amended quarterly report has not required any change to the Consolidated Financial Statements except for a restatement of the Consolidated Statements of Cash Flows as discussed in Note 2 to more properly reflect the impact of foreign currency exchange rates on cash for fiscal 2003 and fiscal 2004.

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