Form 10-Q/A
period 2003-10-31
BLYTH INC
filed 2005-04-14
CIK 921503

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

Explanatory Note

In our filing on Form 10-Q/A Amendment No. 2 for the quarter ended October 31, 2003 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 3 is being filed to remedy that deficiency. This amended quarterly report has not required any change to the Consolidated Financial Statements except for a restatement to the Consolidated Statements of Cash Flows as discussed in Note 2 to more properly reflect the impact of foreign currency exchange rates on cash for fiscal 2003 and fiscal 2004.  No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events unless specifically noted.

BLYTH, INC.

Part I.   FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
(Unaudited, in thousands, except share and per share data)	2003	2003
	Restated (Note 2)	Restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$165,851	$168,596
Accounts receivable, less allowance for doubtful receivables of $4,587 and $4,093, respectively	194,108	82,913
Inventories	246,078	187,935
Prepaid and other	31,726	23,044
Assets held for sale	—	690
Deferred income taxes	17,591	14,297
Total current assets	655,354	477,475
Property, plant and equipment, at cost:
Less accumulated depreciation of $219,869 and $178,397, respectively	270,905	244,798
Other assets:
Investment	3,440	3,564
Excess of cost over fair value of assets acquired	177,993	113,534
Other intangible assets, net of accumulated amortization of $1,050	28,269	4,219
Deposits and other assets	12,674	16,494
	222,376	137,811
Total assets	$1,148,635	$860,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$45,826	$7,377
Current maturities of long-term debt	4,533	4,037
Accounts payable	67,682	58,571
Accrued expenses	96,321	80,953
Dividend payable	6,828	—
Income taxes	4,043	2,477
Total current liabilities	225,233	153,415
Deferred income taxes	37,357	20,810
Long-term debt, less current maturities	311,047	165,079
Minority interest and other	20,566	12,928
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,787,177 shares and 49,703,682 shares, respectively	996	994
Additional contributed capital	103,367	101,567
Retained earnings	549,464	496,627
Accumulated other comprehensive income (loss)	3,340	(4,751)
Treasury stock, at cost, 4,255,300 shares and 3,644,100 shares, respectively	(102,735)	(86,585)
Total stockholders’ equity	554,432	507,852
Total liabilities and stockholders’ equity	$1,148,635	$860,084

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

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
			Additional				other
	Common stock		Contributed	Retained	Treasury stock		comprehensive
(In thousands, except share data)	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total
For the nine months ended October 31, 2002:
Balance, January 31, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the period - Restated (Note 2)				34,831				34,831
Foreign currency translation adjustments - Restated (Note 2)							6,182	6,182
Unrealized holding losses on certain investments (net of tax of $26)							(44)	(44)
Net loss on cash flow hedging instruments (net of tax of $303)							(512)	(512)
Comprehensive income - Restated (Note 2)								40,457
Common stock issued in connection with exercise of stock options	177,506	4	2,987					2,991
Tax benefit from stock options			312					312
Dividends				(10,184)				(10,184)
Treasury stock purchases					(813,300)	(18,604)		(18,604)
Balance, October 31, 2002 - Restated (Note 2)	49,687,282	$994	$101,178	$473,685	(3,444,200)	$(81,554)	$(11,268)	$483,035
For the nine months ended October 31, 2003:
Balance, January 31, 2003 - Restated (Note 2)	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852
Net earnings for the period				65,647				65,647
Foreign currency translation adjustments - Restated (Note 2)							9,109	9,109
Unrealized holding losses on certain investments (net of tax of $122)							(210)	(210)
Net loss on cash flow hedging instruments (net of tax of $471)							(808)	(808)
Comprehensive income - Restated (Note 2)								73,738
Common stock issued in connection with exercise of stock options	83,495	2	1,688					1,690
Tax benefit from stock options			112					112
Dividends				(12,810)				(12,810)
Treasury stock purchases					(611,200)	(16,150)		(16,150)
Balance, October 31, 2003 - Restated (Note 2)	49,787,177	$996	$103,367	$549,464	(4,255,300)	$(102,735)	$3,340	$554,432

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended October 31, (In thousands)	2003	2002
	Restated (Note 2)	Restated (Note 2)
Cash flows from operating activities:
Net earnings	$65,647	$34,831
Adjustments to reconcile net earnings to net cash used in operating activities:
Cummulative effect of change in accounting principle, net of tax	—	31,753
Depreciation and amortization	25,656	22,740
Loss on fixed asset disposal	(190)	—
Tax benefit from stock options	112	312
Deferred income taxes	(48)	2,386
Equity in loss of investee	141	120
Minority interest	120	—
Gain on sales of long-term investment	(497)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(103,316)	(85,021)
Inventories	(22,246)	(16,340)
Prepaid and other	517	4,279
Deposits and other assets	(55)	(826)
Accounts payable	(1,040)	1,131
Accrued expenses	9,625	(9)
Other liabilities	1,876	1,713
Income taxes	(2,501)	(1,722)
Total adjustments	(91,846)	(39,484)
Net cash used in operating activities	(26,199)	(4,653)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,847)	(11,405)
Purchases of long-term investment	(1,377)	—
Proceeds from sales of long-term investment	1,874	26
Cash impact of Wax Lyrical receivership	1,902	—
Purchase of businesses, net of cash acquired	(94,809)	(51,037)
Net cash used in investing activities	(108,257)	(62,416)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,690	2,991
Purchases of treasury stock	(16,150)	(18,604)
Borrowings from bank line of credit	60,147	68,071
Repayments on bank line of credit	(32,552)	(53,210)
Borrowings on long-term debt	130,463	517
Repayments on long-term debt	(4,131)	(19,648)
Dividends paid	(5,983)	(5,098)
Net cash provided by (used in) financing activities	133,484	(24,981)
Effect of exchange rate changes on cash	(1,773)	(6,004)
Net decrease in cash and cash equivalents	(2,745)	(98,054)
Cash and cash equivalents at beginning of period	168,596	135,357
Cash and cash equivalents at end of period	$165,851	$37,303
Cash dividend declared, $0.15 per share 3rd quarter 2003 and $0.11 per share in 2002.	$6,828	$5,086

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

A summary of the effects of the restatements on the Company’s financial statements is as follows:

	As of October 31, 2003
	As Previously
(In thousands)	Reported		As Restated
Balance sheet :
Excess of cost over fair value of assets acquired	$212,517	(a)	$177,993	(b)
Total assets	1,183,158	(a)	1,148,635
Retained earnings	576,704		549,464
Accumulated other comprehensive income	10,626		3,340	(b)
Total stockholders’ equity	588,958		554,432
Total liabilities and stockholders’ equity	1,183,158	(a)	1,148,635
Statement of Stockholders’ Equity:
Retained earnings	$576,704		$549,464
Foreign currency translation adjustments, nine months ended October 31, 2003	12,021		9,109
Comprehensive income, nine months ended October 31, 2003	76,650		73,738
Accumulated other comprehensive income	10,626		3,340
Total stockholders’ equity	588,958		554,432

	Nine months ended October 31, 2003
	As Previously
	Reported	As Restated
Statement of Cash Flows:
Total adjustments to reconcile net earnings to net cash from operations	$(93,097)	$(91,846)
Net cash used in operating activities	(27,450)	(26,199)
Net cash used in investing activities	(110,295)	(108,257)
Net cash provided by financing activities	135,000	133,484
Effect of exchange rate changes on cash	—	(1,773)

(a)                               Reflects certain other reclassifications to conform with current year presentation.

(b)                               Includes the reversal of $7,286 of foreign currency translation adjustments on the Gies and Colony goodwill written off.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the effects of the restatements on the Company’s financial statements is as follows:

	Nine months ended October 31, 2002
	As Previously
	Reported	As Restated
Statement of Earnings:
Earnings before cumulative effect of accounting change	$66,584	$66,584
Cumulative effect of accounting change	(4,515)	(31,753)
Net earnings	$62,069	$34,831
Basic earnings per share:
Before cumulative effect of accounting change	$1.44	$1.44
Cumulative effect of accounting change	(0.10)	(0.69)
	$1.34	$0.75
Diluted earnings per share:
Before cumulative effect of accounting change	$1.43	$1.43
Cumulative effect of accounting change	(0.10)	(0.68)
	$1.33	$0.75
Statement of Stockholders’ Equity
Retained earnings, as of October 31, 2002	$500,923	$473,685
Foreign currency translation adjustments	8,949	6,182
Comprehensive income	70,462	40,457
Accumulated other comprehensive loss, as of October 31, 2002	(8,501)	(11,268)
Total stockholders’ equity, as of October 31, 2002	513,040	483,035
Statement of Cash Flows:
Total adjustments to reconcile net earnings to net cash from operations	$(72,726)	$(39,484)
Net cash used in operating activities	(10,657)	(4,653)
Effect of exchange rate changes on cash	—	(6,004)

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

Capital expenditures for property, plant, and equipment were $15.8 million for the nine months ended October 31, 2003 as compared with $11.4 million in the prior year period.  Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $25.0 million for fiscal 2004.

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

Net cash used in operating activities amounted to $26.2 million for the nine months ended October 31, 2003 compared to a use of $4.7 million for the nine months ended October 31, 2002.  The decrease in cash flows from operations relates primarily to changes in the Company’s working capital, the $0.5 million gain on the sale of a long-term investment recorded in 2004, and changes in the Company’s deferred income taxes offset by increased depreciation and amortization expense related to the new acquisitions in fiscal 2004.

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

PART II.   OTHER INFORMATION

Item 5.   Other Information

 In our filing on Form 10-Q/A Amendment No. 2 for the quarter ended October 31, 2003 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 3 is being filed to remedy that deficiency. This amended quarterly report has not required any change to the Consolidated Financial Statements except for a restatement to the Consolidated Statements of Cash Flows as discussed in Note 2 to more properly reflect the impact of foreign currency exchange rates on cash for fiscal 2003 and fiscal 2004.

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