Form 10-Q/A
period 2004-04-30
BLYTH INC
filed 2005-04-14
CIK 921503

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

Explanatory Note

In our filing on Form 10-Q/A Amendment No. 1 for the quarter ended April 30, 2004 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements for the three-month period ended April 30, 2003 included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 2 is being filed to remedy that deficiency.  This amended quarterly report has not required any change to the Consolidated Financial Statements included in Amendment No. 1 except for corrections of typographical errors in the fiscal 2004 Consolidated Statement of Cash Flows and the Employee Stock Options table in Footnote 1 and to replace the April 30,2003 Identifiable Assets with the January 31, 2003 Identifiable Assets in the Segment Information in Footnote 6.

Part I.   FINANCIAL  INFORMATION

Item 1.  FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	April 30, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,267	$229,726
Accounts receivable, less allowance for doubtful receivables of $3,879 and $4,470 respectively	101,533	104,502
Inventories	212,388	208,581
Prepaid and other	45,271	40,302
Short-term investment	10,000	—
Assets held for sale	1,085	9,437
Deferred income taxes	13,649	14,191
Total current assets	616,193	606,739
Property, plant and equipment, at cost:
Less accumulated depreciation of $217,623 and $210,961, respectively	254,431	260,497
Other assets:
Investments	12,487	3,510
Goodwill	207,120	204,093
Other intangible assets, net of accumulated amortization of $2,075 and $1,500, respectively	41,025	41,600
Deposits and other assets	11,754	11,524
	272,386	260,727
Total assets	$1,143,010	$1,127,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$20,727	$13,621
Current maturities of long-term debt	4,476	4,522
Accounts payable	58,220	78,407
Accrued expenses	103,048	97,395
Dividend payable	7,757	—
Liability associated with assets held for sale	—	508
Income taxes	17,689	11,746
Total current liabilities	211,917	206,199
Deferred income taxes	35,393	33,773
Long-term debt, less current maturities	275,409	275,743
Minority interest and other	23,542	23,278
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,180,027 shares and 49,975,502 shares, respectively	1,004	999
Additional contributed capital	113,486	107,965
Retained earnings	580,089	570,171
Accumulated other comprehensive income	14,216	15,224
Treasury stock, at cost, 4,546,800 shares and 4,345,100 shares, respectively	(112,046)	(105,389)
Total stockholders’ equity	596,749	588,970
Total liabilities and stockholders’ equity	$1,143,010	$1,127,963

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three months ended April 30, (Unaudited, in thousands, except per share data)	2004	2003

Net sales	$358,980	$311,991
Cost of goods sold	175,969	150,595
Gross profit	183,011	161,396
Selling	115,075	97,069
Administrative	33,675	30,069
	148,750	127,138
Operating profit	34,261	34,258
Other expense (income):
Interest expense	5,209	3,590
Interest income and other	(891)	(591)
Equity in loss of investee	23	135
	4,341	3,134
Earnings before income taxes and minority interest	29,920	31,124
Income tax expense	12,195	11,453
Earnings before minority interest	17,725	19,671
Minority interest	(50)	(44)
Net earnings	$17,675	$19,627
Basic:
Net earnings per common share	$0.39	$0.43
Weighted average number of shares outstanding	45,665	46,080
Diluted:
Net earnings per common share	$0.38	$0.42
Weighted average number of shares outstanding	46,105	46,208

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional contributed	Retained	Treasury stock		Accumulated other comprehensive
(Unaudited, in thousands, except share data)	Shares	Amount	capital	earnings	Shares	Amount	income (loss)	Total

For the three months ended April 30, 2003:

Balance, January 31, 2003	49,703,682	$994	$101,567	$496,627	(3,644,100)	$(86,585)	$(4,751)	$507,852

Net earnings for the period				19,627				19,627
Foreign currency translation adjustments							(544)	(544)
Unrealized holding gain on certain investments (net of tax of $31)							52	52
Net loss on cash flow hedging instruments (net of tax of $217)							(373)	(373)
Comprehensive income								18,762

Common stock issued in connection with exercise of stock options	29,545	1	334					335
Tax benefit from stock options			5					5
Dividends declared		—		(5,979)				(5,979)

Treasury stock purchases	—				(111,800)	(2,828)		(2,828)

Balance, April 30, 2003	49,733,227	$995	$101,906	$510,275	(3,755,900)	$(89,413)	$(5,616)	$518,147

For the three months ended April 30, 2004:

Balance, January 31, 2004	49,975,502	$999	$107,965	$570,171	(4,345,100)	$(105,389)	$15,224	$588,970

Net earnings for the period				17,675				17,675
Foreign currency translation adjustments							(1,192)	(1,192)
Unrealized holding loss on certain investments (net of tax of $13)							(24)	(24)
Net gain on cash flow hedging instruments (net of tax of $117)							208	208

Comprehensive income								16,667

Common stock issued in connection with exercise of stock options	204,525	5	5,385					5,390

Tax benefit from stock options			136					136
Dividends declared			—	(7,757)				(7,757)

Treasury stock purchases				—	(201,700)	(6,657)		(6,657)

Balance, April 30, 2004	50,180,027	$1,004	$113,486	$580,089	(4,546,800)	$(112,046)	$14,216	$596,749

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended April 30, (Unaudited, in thousands)	2004	2003
Cash flows from operating activities:
Net earnings	$17,675	$19,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,048	7,872
Tax benefit from stock options	136	5
Deferred income taxes	2,357	(598)
Equity in earnings of investee	23	135
Minority interest	(13)	150
Gain on sale of assets held for sale	(364)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	2,452	569
Inventories	(4,518)	(1,370)
Prepaid and other	(1,234)	(4,584)
Deposits and other assets	(240)	(305)
Goodwill disposed of due to sale of assets held for sale	(3,621)	—
Accounts payable	(18,859)	(3,651)
Accrued expenses	6,156	(7,889)
Other liabilities	628	1,109
Income taxes	6,124	10,606
Total adjustments	(1,925)	2,049
Net cash provided by operating activities	15,750	21,676
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,953)	(2,875)
Purchases of investments	(19,000)	—
Purchases of long-term investment	—	(360)
Proceeds from sale of assets held for sale	9,752	—
Purchase of businesses, net of cash acquired	(6,565)	(65,974)
Net cash used in investing activities	(18,766)	(69,209)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,390	335
Purchase of treasury stock	(6,657)	(2,828)
Borrowings from bank line of credit	13,816	11,643
Repayments on bank line of credit	(6,716)	(3,663)
Repayments on long-term debt	(188)	(114)
Net cash provided by financing activities	5,645	5,373
Effect of exchange rate changes on cash	(88)	(4,045)
Net increase (decrease) in cash and cash equivalents	2,541	(46,205)
Cash and cash equivalents at beginning of period	229,726	168,596
Cash and cash equivalents at end of period	$232,267	$122,391
Non-cash financing activities:
Cash dividend declared, $0.17 per share in 2004 and $0.13 in 2003	$7,757	$5,979

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

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance, home décor, seasonal decorations and Away From Home products.  Products in this segment are sold worldwide to retailers in the premium and specialty retail channels under the Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Carolina®, CBK®, Holiday365™, Kaemingk®(1)and Seasons of Cannon Falls™ brands and to retailers in the mass retail and foodservice channel under the Ambria®, FilterMate®, Florasense®, Gies®(1), Liljeholmens®, and Sterno® brands.

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

Three months ended (In thousands, except per share data)	April 30, 2004	April 30, 2003
Net earnings:
As reported	$17,675	$19,627
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	439	927
Pro forma	$17,236	$18,700
Net earnings per common share:

As reported:
Basic	$0.39	$0.43
Diluted	0.38	0.42
Pro forma:
Basic	$0.38	$0.41
Diluted	0.36	0.39

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

Three months ended April 30, (In thousands)	2004	2003
Net Sales
Direct Selling	$189,863	$191,240
Wholesale	127,763	114,781
Catalog & Internet	41,354	5,970
Total	$358,980	$311,991
Earnings
Direct Selling	$38,002	$37,405
Wholesale	(2,679)	(2,648)
Catalog & Internet	(1,062)	(499)
	34,261	34,258
Other expense	(4,341)	(3,134)
Earnings before income taxes and minority interest	$29,920	$31,124

	April 30, 2004	January 31, 2004
Identifiable Assets
Direct Selling	$280,740	$273,900
Wholesale	513,453	519,647
Catalog & Internet	163,868	160,380
Unallocated Corporate	184,949	174,036
Total	$1,143,010	$1,127,963

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

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter, except as noted below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In response to the matter discussed in Item 9A. “Controls and Procedures” in our fiscal 2004 Form 10-K, whereby PricewaterhouseCoopers LLP (“PwC”) had identified an internal control issue which they considered to be a material weakness, the Company in fiscal 2005 now reviews and evaluates more carefully the information that is presented to the Board of Directors and the chief operating decision maker (“CODM”) on a monthly and quarterly basis, as well as the information that is provided on its website and to investors, with a view toward ensuring that such information is consistent with the Company’s segment reporting and how the CODM reviews operating results in order to make decisions about the allocation of resources.  Moreover, the Company believes that, by reason of the Company’s experience in connection with its change in reporting segments for fiscal 2004, the Company’s financial personnel, as well as its other members of management, are particularly well informed as to the issues that may arise under SFAS 131 and 142 and are sensitive to the need to ensure that such issues are properly and promptly addressed and resolved.

PART II.   OTHER INFORMATION

Item 5.   Other Information

In our filing on Form 10-Q/A Amendment No. 1 for the quarter ended April 30, 2004 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements for the three-month period ended April 30, 2003 included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 2 is being filed to remedy that deficiency.  This amended quarterly report has not required any change to the Consolidated Financial Statements included in Amendment No. 1 except for corrections of typographical errors in the fiscal 2004 Consolidated Statement of Cash Flows and the Employee Stock Options table in Footnote 1 and to replace the April 30,2003 Identifiable Assets with the January 31, 2003 Identifiable Assets in the Segment Information in Footnote 6.

The staff of the Commission may take the position that because certain information relating to our prior fiscal year in our Quarterly Reports for fiscal 2004 and 2005 had not been reviewed by any independent public accountants prior to filing as required by Section 10—01(d) of Regulation S—X, we would not have been viewed as having made all required filings until the reports were amended to reflect the required review, and even then that the filings were not filed timely.  Therefore, we could be ineligible to use Forms S—2 and S—3 to register securities (or amend an existing registration statement) until all required reports under the Exchange Act have been timely filed for the 12 months prior to the filing of the registration statement or amendment. While ineligibility to use Form S—2 or S—3 would involve additional expense should we need to file or amend a registration statement, we do not view ineligibility as having a material adverse effect on our access to capital resources.

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