Form 10-Q/A
period 2004-07-31
BLYTH INC
filed 2005-04-14
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)

☒                                                                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

In our filing on Form 10-Q/A Amendment No. 1 for the quarter ended July 31, 2004 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements for the three and six month periods ended July 31, 2003 included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 2 is being filed to remedy that deficiency.

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

PART II.   OTHER INFORMATION

Item 5.     Other Information

In our filing on Form 10-Q/A Amendment No. 1 for the quarter ended July 31, 2004 filed with the Securities and Exchange Commission on December 16, 2004 we disclosed that the interim financial statements for the three and six month periods ended July 31, 2003 included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 2 is being filed to remedy that deficiency.

The staff of the Commission may take the position that because certain information relating to our prior fiscal year in our Quarterly Reports for fiscal 2004 and 2005 had not been reviewed by any independent public accountants prior to filing as required by Section 10—01(d) of Regulation S—X, we would not have been viewed as having made all required filings until the reports are amended to reflect the required review, and even then that the filings were not filed timely.  Therefore, we could be ineligible to use Forms S—2 and S—3 to register securities (or amend an existing registration statement) until all required reports under the Exchange Act have been timely filed for the 12 months prior to the filing of the registration statement or amendment. While ineligibility to use Form S—2 or S—3 would involve additional expense should we need to file or amend a registration statement, we do not view ineligibility as having a material adverse effect on our access to capital resources.

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