Form 10-Q/A
period 2004-10-31
BLYTH INC
filed 2005-04-14
CIK 921503

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

Explanatory Note

In our filing on Form 10-Q for the quarter ended October 31, 2004 filed with the Securities and Exchange Commission on December 10, 2004 we disclosed that the interim financial statements for the three and nine month periods ended October 31, 2003 included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 1 is being filed to remedy that deficiency.

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

PART II.   OTHER INFORMATION

Item 5.     Other Information

In our filing on Form 10-Q for the quarter ended October 31, 2004 filed with the Securities and Exchange Commission on December 10, 2004 we disclosed that the interim financial statements for the three and nine month periods ended October 31, 2003 included therein had not been reviewed by an independent registered public accounting firm, as required by Section 10-01(d) of Regulation S-X.  This Form 10-Q/A Amendment No. 1 is being filed to remedy that deficiency.

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