Form 10-K
period 2005-01-31
BLYTH INC
filed 2005-04-15
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $932 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on July 31, 2004 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.

As of April 8, 2005, there were 40,923,411 outstanding shares of Common Stock, $0.02 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2005 (Incorporated into Part III).

Part I

Item 1. Business

(a)          General Development of the Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is a Home Expressions company competing primarily in the home fragrance and decorative accessories industry.  The Company designs, markets and distributes an extensive array of candles, potpourri, decorative accessories, seasonal decorations and household convenience items, as well as tabletop lighting, accessories and chafing fuel for the Away From Home or foodservice trade.  The Company’s sales and operations take place primarily in the United States, Canada and Europe, with additional activity in Mexico, Australia and the Far East.

Blyth became a publicly traded company in 1994, at which time net sales were approximately $157.5 million.  Internal growth and acquisitions have contributed to significant overall growth since that time.  Internal growth has been generated by (a) increased sales of existing Home Expressions products to consumers and retailers, (b) the introduction of new products and product line extensions and (c) geographic expansion.  The Company has also integrated numerous acquisitions into its operations since its formation in 1977.

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

(b)          Business Segments

The Company reports its financial results in three business segments: the Direct Selling segment, the Wholesale segment, and the Catalog & Internet segment.  These segments accounted for approximately 46%, 41% and 12% of consolidated net sales, respectively, for the fiscal year ended January 31, 2005.*  Financial information relating to these business segments for the years ended January 31, 2005, 2004 and 2003 appears in Note 18 of the Company’s consolidated financial statements and is incorporated herein by reference.

Direct Selling Segment

In fiscal year 2005, this segment represented approximately 46% of

* Percentages do not add up to 100% due to rounding.

Blyth’s total sales.  Products sold globally in the Direct Selling segment are marketed through a network of independent sales consultants using the party plan method of direct selling.  Products designed, manufactured or sourced, marketed and distributed within this segment include fragranced and non-fragranced candles, bath products and a broad range of related accessories.  These products are sold in North America, Europe and Australia under the PartyLite® brand name.

United States Market

Within the United States market, PartyLite® brand products are sold directly to consumers through a network of independent sales consultants.  These consultants are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them.  Over 32,000 independent sales consultants located in the U.S. were selling PartyLite products in the U.S. at fiscal 2005 year-end.  Our products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold.

In fiscal year 2005, the Company introduced a party plan company called Purple Tree, which is focused on the crafting industry.  In the future, the Company may pursue other direct selling business opportunities.

International Market

In fiscal year 2005, products were sold internationally in this segment directly to consumers by more than 19,000 independent sales consultants located outside the U.S.  These consultants were the exclusive distributors of PartyLite® brand products internationally. The following were PartyLite’s international markets during fiscal year 2005: Australia, Austria, Canada, Finland, France, Germany, Mexico, Switzerland and the United Kingdom.

We support our independent sales consultants with inventory management and control and satisfy delivery requirements through on-line ordering, which is available to all independent sales consultants in the United States and Canada, as well as in most of Europe.

Wholesale Segment

In fiscal year 2005, this segment represented approximately 41% of Blyth’s total sales. Products designed, manufactured or sourced, marketed and distributed within this segment include candles and other home fragrance products, a broad range of candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles.  In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold in this segment.  Our wholesale products are sold to more than 40,000 retailers in multiple channels of distribution in North America and Europe under brand names that include Ambria®, Asp-Holmblad®(1), Carolina®, CBK®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®, Florasense®, Gies®(1), HandyFuel®, Impact™, Kaemingk™(2), Liljeholmens®, Seasons of Cannon Falls®, Sterno® and Triumph Tree®(1).  Our wholesale products are designed, packaged and priced to satisfy the varying demands of retailers and consumers within each distribution channel.

United States Market

Products sold in the Wholesale segment in the United States are marketed through the premium and mass consumer wholesale channels.  Within these channels, our wholesale products are sold to independent gift shops, specialty chains, department stores, food and drug outlets, mass retailers, hotels, restaurants and independent foodservice distributors through independent sales representatives, Company key account managers and Company sales managers.  Our sales force supports the Company’s customers with product catalogs and samples, merchandising programs and selective fixtures.  Our sales force also receives training on the marketing and proper use of our products.

International Market

Products sold internationally in the Wholesale segment are marketed to retailers in the premium and mass consumer wholesale channels, as well as to hotels, restaurants and independent foodservice distributors through independent sales representatives and Company sales managers.  Customers include European mass merchants, garden centers, department and gift stores and foodservice distributors.

Blyth’s international wholesale operations also include exports of products from the United States and various European countries to Canada, Europe, Latin America and the Pacific Rim.  Exported products are sold through Company sales managers and independent sales representatives to premium and mass retailers, hotels, restaurants and independent foodservice distributors.  The Company may expand its international presence through the establishment of additional non-U.S. based marketing and distribution operations.

The Company believes that competing in multiple distribution channels offers certain advantages.  Successful new ideas and research can be shared among and adapted by Blyth’s marketing groups.  Blyth’s competitive position in these channels is enhanced by its ability to respond quickly to changes in consumer preferences and new product trends.  Moreover, the Company effectively supports customers with inventory management and control and satisfies delivery requirements through various management ordering systems. The Company’s independent sales representatives and sales managers in the premium wholesale channel are supported by advanced sales tools to support showroom, road and telephone sales efforts.

Recent Acquisitions

In September 2004, Blyth acquired Edelman B.V., a designer and marketer of everyday home, garden and seasonal décor, and Euro-Decor B.V., a designer and marketer of traditional and contemporary gift and florist products.  Edelman designs and sources more than 12,000 products including indoor and outdoor planters, candle accessories, tabletop items and a broad range of Christmas products, such as lighting, ornaments, collectibles and artificial trees.  Edelman sells to more than 4,800 active customers across Europe through showrooms, European trade shows, sales managers and independent sales agents.  Euro-Decor’s product lines feature decorative supplies for the florist industry, glass and ceramic vases, baskets, floral arrangements, table centerpieces, wall decorations and plush animals.  Euro-Decor designs and sources more than 10,000 products for over 1,200 active customers.  Similar to Edelman, Euro-Decor markets its products through showrooms, European trade shows, independent sales agents and distributors.  The customer base of these acquisitions are similar to those of our other Wholesale businesses.

Catalog & Internet Segment

In fiscal year 2005, this segment represented approximately 12% of Blyth’s total sales.  Blyth designs, markets and distributes a wide range of household convenience items, personalized gifts and photo storage products within this segment.  These products are sold through the catalog and Internet distribution channel under brand names that include Exposures®, Miles Kimball®, Walter Drake®, The Home Marketplace® and Directions…the path to better health®.

In fiscal year 2005, we completed the consolidation of the operations of Walter Drake into those of Miles Kimball.  The seasonality of the Miles Kimball business is complemented by the relatively less seasonal selling pattern of Walter Drake, thereby enhancing distribution center capacity utilization throughout the year.

Product Brand Names

The key brand names under which our Direct Selling segment products are sold are:

PartyLite®

Lavish by PartyLite™

The key brand names under which our Wholesale segment products are sold are:

Ambria®

Asp-Holmblad®(1)

Carolina®

CBK®

Colonial™(1)

Colonial Candle of Cape Cod®

Colonial at HOME®

Edelman®

Euro-Decor®

Florasense®

Gies®(1)

HandyFuel®

Impact™

Kaemingk™(2)

Liljeholmens®

Seasons of Cannon Falls®

Sterno®

Triumph Tree®(1)

The key brand names under which our Catalog & Internet segment products are sold are:

Exposures®

Miles Kimball®

The Home Marketplace®

Walter Drake®

Directions…the path to better health®

New Product Development

Concepts for new products and product line extensions are directed to the marketing departments of our business units from within all areas of the Company, as well as from the Company’s independent sales representatives and worldwide product manufacturing partners.  The new product development process may include technical research, consumer market research, fragrance studies, comparative analyses, the formulation of engineering specifications, feasibility studies, safety assessments, testing and evaluation.  New products typically account for at least 35% of our net sales in the first full year following their introduction.

Manufacturing, Sourcing and Distribution

In all of the Company’s business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing and distribution practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities.  Capital expenditures over the past five years have totaled $94.4 million and are targeted to technological advancements or capital investments with short payback time frames.  Management has also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

Blyth manufactures most of its candles and sources nearly all of its other products.  In fiscal year 2005, Blyth sourced approximately 70% of its products from independent manufacturers in the Pacific Rim, Europe and Mexico.  Blyth manufactures approximately 30% of its products using highly automated processes and technologies, as well as certain hand crafting and finishing.  Many of the Company’s products are manufactured by others based on Blyth’s design specifications, making the Company’s global supply chain approach critically important to its new product development process, quality control and cost management.  Management has also built a network of stand-alone highly automated distribution facilities in its core markets.

Technological Advancements

The Company continues to see the benefit of its substantial investment in technological initiatives, particularly Internet-based ordering technology.  An Internet-based order-entry and business management system is available to all PartyLite independent sales consultants in the United States, Canada and most of Europe.  By fiscal 2005 year-end, show orders placed via the PartyLite Extranet had increased to over 85% of total show orders in the United States and over 90% of total show orders in Canada.  The system became available to additional PartyLite consultants in Europe throughout fiscal year 2005, and an average of approximately 40% of European show orders were being placed via the Extranet by year-end.  The Extranet’s automated features eliminate errors common on hand-written paper forms and speed orders through processing and distribution, improving customer service.  Furthermore, by easing the administrative workload and providing tools with which to track sales and programs, the Extranet has helped PartyLite independent sales consultants build their businesses more efficiently.  The improved accuracy of the automated system also results in administrative savings for the Company.

In fiscal year 2005, Blyth’s consumer wholesale business in North America introduced two new technological advancements.  The first technological advancement is a new business intelligence technology platform to support information gathering and data warehousing for sales and inventory and capture point-of-sale information at the retail store level for Blyth HomeScents International – North America.  This new technical capability enables BHI-NA to respond more quickly to retailers’ changing sales and inventory needs, track off-the-shelf product movement, and forecast product demand.  The second technological advancement is an Internet-based sales force automation initiative used by sales representatives of CBK Styles to expedite the order-writing process and improve accuracy while eliminating the need to key in orders manually and reducing the chance for errors.  As a result, orders are processed faster and sales representatives are able to focus on the customers’ needs and the products available to satisfy them.  This automation also provides customers with more accurate and up-to-date pricing information, product availability and the status of their order. In addition to improved order fulfillment, the system allows for improved customer marketing and re-ordering.  These new technological advancements, together with our multiple modes and forms of electronic data interchange (EDI), enable Blyth to respond quickly and accurately to the business needs of our retail customers.

Customers

Customers in the Direct Selling segment are individual consumers served by independent sales consultants.  Sales within the Catalog & Internet segment are also made directly to consumers.  Blyth’s Wholesale segment customers include independent gift and department stores, garden centers, mass merchandisers, specialty chains, food and drug stores, foodservice distributors, hotels and restaurants.  No single customer accounts for 10% or more of Blyth’s sales.

Competition

All of the Company’s business segments are very competitive.  Principal competitive factors are new product introductions, price, product quality, delivery time and customer service.  The domestic and international markets are very fragmented and served by numerous suppliers in each of our business segments.  Additional information about ways in which the Company’s business may be affected by increased competition appears below under the heading “Risk of Increased Competition.”

Employees

As of January 31, 2005, the Company had approximately 4,900 full-time employees, of whom approximately 35% are based outside of the United States.  Approximately 2,950 of the 4,900 employees are non-salaried.  Blyth does not have any unionized employees in the United States.  Approximately 50 employees are represented by the IG Chemie labor union in the Company’s German facility and have a General Agreement in place with no termination period.  A Wages Agreement is in place for a period of one year from July 2004 until June 2005 and currently may be terminated by either party at the end of that period.  Approximately 40 employees are represented by the Chemical Union in the Company’s manufacturing and distribution facility located in Promol, Portugal.  The union contract is negotiated annually at the beginning of each year and upon one year’s prior notice may be terminated by either side.  Liljeholmens has approximately 70 employees represented by the Industrifacket union, a manufacturing union, and the SIK union, a management union.  Both union agreements each have a three-year term (April 2004–March 2007).  Management believes that relations with the Company’s employees are good.  Since its formation in 1977, Blyth has never experienced a work stoppage.

Raw Materials

All of the raw materials used by Blyth for its candles, home fragrance products and chafing fuel, principally petroleum-based wax, fragrance, glass containers and corrugate, have historically been available in adequate supply from multiple sources.  In fiscal year 2005, substantial cost increases for certain chemicals such as dyethelene glycol (DEG) and ethanol, as well as aluminum, negatively impacted profitability of certain products in the Wholesale business segment.  Additional information about ways in which Blyth’s business may be affected by shortages of raw materials appears below under the heading “Risk of Shortages of Raw Materials.”

Trademarks and Patents

The Company owns and has pending numerous trademark and patent registrations and applications in the United States Patent and Trademark Office related to its products.  Blyth also registers certain trademarks and patents in other countries.  While management regards these trademarks and patents as valuable assets to its business, the Company is not dependent on any single trademark or patent or group thereof.

Environmental Law Compliance

Most of the Company’s manufacturing, distribution and research operations are affected by federal, state, local and international environmental laws relating to the discharge of materials or otherwise to the protection of the environment.  Management has made and intends to continue to make expenditures necessary to comply with applicable environmental laws and does not believe that such expenditures will have a material effect on the Company’s capital expenditures, earnings or competitive position.

Cautionary Factors That May Affect Future Results

The disclosure and analysis in this report and in Blyth’s 2005 Annual Report to Shareholders contain forward-looking statements that describe the Company’s current expectations or forecasts of future events.  One can usually identify these statements by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other similar words or terms in connection with any discussion of future operating or financial performance.  These include statements relating to future actions, performance or results related to current or future products or product approvals, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.  From time to time, the Company may provide oral or written forward-looking statements in other public materials.

Any or all of the forward-looking statements in this report, in our 2005 Annual Report to Shareholders and in any other public statements made by management may turn out to be wrong.  They may be affected by inaccurate assumptions or known or unknown risks or uncertainties.  Many factors mentioned in this discussion, such as competition or the competitive environment, are important to the outcome of future results.  Consequently, no forward-looking statements can be guaranteed, and actual results may vary materially from the Company’s projections.

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

•     Risk of Inability to Maintain Growth Rate

The Company has experienced significant sales growth in past years.  While management expects continued growth, Blyth’s future growth rate will likely be less than its historical growth rate.  The Company expects faster sales growth in its international market versus its United States market.  The Company’s ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, growth of consumer discretionary spending, the ability to recruit new independent sales consultants, sourcing of raw materials and demand-driven increases in production and distribution capacity.  Business in all of Blyth’s segments is driven by consumer preferences.  Accordingly, there can be no assurances that the Company’s current or future products will maintain or achieve market acceptance.  Blyth’s sales and earnings results can be negatively impacted by the worldwide economic environment, particularly the United States, Canadian and European economies.  There can be no assurances that the Company’s financial results will not be materially adversely affected by these factors in the future.

The Company’s historical growth has been due in part to acquisitions, and management continues to consider additional strategic acquisitions.  There can be no assurances that management will continue to identify suitable acquisition candidates, consummate acquisitions on terms favorable to the Company, finance acquisitions or successfully integrate acquired operations.

•     Risks Associated With International Sales and Foreign-Sourced Products

Blyth’s international sales growth rate has outpaced that of its United States growth rate in recent years.  Moreover,

the Company sources a portion of its products in all of its business segments from independent manufacturers in the Pacific Rim, Europe and Mexico.  For these reasons, Blyth is subject to the following risks associated with international manufacturing and sales:  fluctuations in currency exchange rates, economic or political instability, international public health crises, transportation costs and delays, difficulty in maintaining quality control, restrictive governmental actions, nationalizations, the laws and policies of the United States, Canada and certain European countries affecting the importation of goods (including duties, quotas and taxes) and the trade and tax laws of other nations.

•     Ability to Respond to Increased Product Demand

The Company’s ability to meet future product demand in all of its business segments will depend upon its success in (1) sourcing adequate supplies of its products, (2) bringing new production and distribution capacity on line in a timely manner, (3) improving its ability to forecast product demand and fulfill customer orders promptly, (4) improving customer service-oriented management information systems and (5) training, motivating and managing new employees.  The failure of any of the above could result in a material adverse effect on Blyth’s financial results.

•     Risk of Shortages of Raw Materials

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in requirements, weather or other factors, including supply disruptions due to production or transportation delays.  Such shortages have not had and are not presently expected to have a material adverse effect on the Company’s operations.  While the price of crude oil is only one of several factors impacting the price of petroleum wax, it is possible that recent fluctuations in oil prices may have a material adverse affect on the cost of petroleum-based products used in the manufacture or transportation of Blyth’s products, particularly in the Direct Selling and Wholesale business segments.

•     Dependence on Key Corporate Management Personnel

Blyth’s success depends in part on the contributions of key corporate management, including its Chairman and Chief Executive Officer, Robert B. Goergen, as well as the members of the Office of the Chairman: Robert H. Barghaus, Vice President and Chief Financial Officer; Bruce G. Crain, Senior Vice President and President, Wholesale Group; Robert B. Goergen, Jr., Vice President and President, Catalog & Internet Group; and Frank P. Mineo, Senior Vice President and President, Direct Selling Group.  The Company does not have employment contracts with any of its key corporate management personnel except the Chairman and Chief Executive Officer, nor does it maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on the Company.

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

(2) Sold outside the United States only.

Item 2.  Properties

The following table sets forth the location and approximate square footage of the Company’s major manufacturing and distribution facilities:

			Approximate Square Feet
Location

Use

Business Segment
			Owned	Leased
Aalten, Netherlands	Distribution	Wholesale	227,552	324,522
Almere-De Vaart, Netherlands	Distribution	Wholesale	122,760
Arndell Park, Australia	Distribution	Direct Selling		18,535
Batavia, Illinois	Manufacturing and Research & Development	Direct Selling and Wholesale	486,000
Caldas da Rainha, Portugal	Manufacturing and related distribution	Wholesale	230,000
Cannon Falls, Minnesota	Distribution	Wholesale		192,000
Carol Stream, Illinois	Distribution	Direct Selling		651,000
Clara City, Minnesota	Distribution	Wholesale		213,000
Colorado Springs, Colorado(1)	Manufacturing and related distribution	Catalog & Internet	211,200
Cumbria, England(2)	Manufacturing and related distribution	Direct Selling and Wholesale	223,000	70,000
Elkin, North Carolina	Manufacturing and related distribution	Wholesale	690,000
Glinde, Germany	Manufacturing and related distribution	Wholesale	172,000
Heidelberg, Germany	Distribution	Direct Selling		17,000
Memphis, Tennessee	Distribution	Wholesale		414,960
Monterrey, Mexico	Distribution	Direct Selling		45,000
Ontario, Canada	Distribution	Direct Selling		25,000
Oshkosh, Wisconsin	Distribution	Catalog & Internet		375,000
Oskarshamm, Sweden	Manufacturing and related distribution	Wholesale		122,000
Plymouth, Massachusetts	Distribution	Direct Selling	59,000
Reeuwijk, Netherlands(3)	Distribution	Wholesale	6,750
Roseville, Michigan	Warehouse and distribution	Direct Selling		9,000
Tampa, Florida	Warehouse and distribution	Direct Selling		12,000
Texarkana, Texas	Manufacturing and related distribution	Wholesale	154,000	65,000
Tilburg, Netherlands	Distribution	Direct Selling	327,000
Tijuana, Mexico	Manufacturing	Wholesale		150,355
Union City, Tennessee	Distribution	Wholesale	360,000	89,300
Woerden, Netherlands(3)	Distribution	Wholesale		15,500

The Company’s executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space).  Most of the Company’s properties are currently being utilized for their intended purpose except as discussed in the footnotes below.

(1) This facility was closed on August 7, 2004.

(2) Represents four separate facilities as follows: 60,000 square feet, 73,000 square feet and 70,000 square feet used by Colony Gifts Corporation Limited; 90,000 square feet used by CCW Manufacturing Limited.

(3) Measured in square meters.

Item 3.  Legal Proceedings

The Company is involved in litigation arising in the ordinary course of its business. In the opinion of the Company’s management, existing litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH.  The price range for the Company’s Common Stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

	Fiscal 2004
	(Ended January 31, 2004)
	HIGH	LOW
First Quarter	$26.63	$23.46
Second Quarter	$30.38	$25.36
Third Quarter	$28.82	$25.95
Fourth Quarter	$33.65	$27.93

	Fiscal 2005
	(Ended January 31, 2005)
	HIGH	LOW
First Quarter	$34.51	$31.28
Second Quarter	$36.00	$30.46
Third Quarter	$35.51	$28.43
Fourth Quarter	$32.72	$27.80

As of April 8, 2005, there were 1,919 registered holders of record of the Company’s Common Stock.

On March 17, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend in the amount of $0.21 per share of Common Stock payable in the second quarter of fiscal year 2006.  During fiscal years 2005 and 2004, the Company’s Board of Directors declared dividends as follows: $0.17 per share of Common Stock payable in the second quarter of the fiscal year 2005; $0.19 per share of Common Stock payable in the fourth quarter of fiscal year 2005; $0.13 per share of Common Stock payable in the second quarter of fiscal year 2004; and $0.15 per share of Common Stock payable in the fourth quarter of fiscal year 2004.  Currently, the Company expects to pay comparable cash dividends in the future.

The following table sets forth, for the equity compensation plan categories listed below, information as of January 31, 2005:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,525,433	$25.80	3,183,691

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,525,433	$25.80	3,183,691

(1) The information in this column excludes 13,000 shares of restricted stock and 79,835 restricted stock units outstanding as of January 31, 2005.

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the fourth quarter of the fiscal year ended January 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 November 1, 2004 - November 30, 2004	0	—	0	1,453,200 shares
Month #2 December 1, 2004 - December 31, 2004	0	—	0	1,453,200 shares
Month #3 January 1, 2005 -January 31, 2005	15,000	$30.63	15,000	1,438,200 shares
Total	15,000	$30.63	15,000	1,438,200 shares

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to

1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  As of January 31, 2005, the Company has purchased a total of 4,561,800 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program from time to time.

Item 6.

Selected Consolidated Financial Data

Set forth below are selected summary consolidated financial and operating data of the Company for fiscal years 2001 through 2005, which have been derived from our audited financial statements for those years.  The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report to Shareholders on Form 10-K.

	Year ended January 31,
(In thousands, except per share and percent data)	2001	2002	2003	2004	2005
Statement of Earnings Data: (1)
Net sales	$1,178,813	$1,178,771	$1,288,583	$1,505,573	$1,586,297
Gross profit	596,101	577,005	640,302	723,675	771,680
Operating profit	145,244	120,490	155,517	153,077	169,330
Interest expense	15,876	17,237	14,664	17,443	22,138
Earnings before income taxes, minority interest and cumulative effect of accounting change (2)	130,690	108,289	142,557	136,893	149,076
Earnings before minority interest and cumulative effect of accounting change	80,715	68,006	89,525	86,516	96,154
Net earnings (3)	79,562	68,006	57,772	86,351	96,514
Basic net earnings per common share before cumulative effect of accounting change	$1.69	$1.45	$1.94	$1.89	$2.24
Cumulative effect of accounting change (3)	(0.02)	—	(0.69)	—	—
	$1.67	$1.45	$1.25	$1.89	$2.24
Diluted net earnings per common share before cumulative effect of accounting change	$1.69	$1.44	$1.92	$1.88	$2.22
Cumulative effect of accounting change (3)	(0.02)	—	(0.68)	—	—
	$1.66	$1.44	$1.24	$1.88	$2.22
Cash dividends paid, per share	$0.20	$0.20	$0.22	$0.28	$0.36
Basic weighted average number of common shares outstanding	47,629	47,056	46,256	45,771	43,136
Diluted weighted average number of common shares outstanding	47,902	47,205	46,515	46,027	43,556
Operating Data:
Gross profit margin	50.6%	48.9%	49.7%	48.1%	48.6%
Operating profit margin	12.3%	10.2%	12.1%	10.2%	10.7%
Capital expenditures	$25,322	$11,901	$14,322	$21,963	$20,976
Depreciation and amortization	33,383	36,246	30,212	35,954	35,600
Balance Sheet Data:
Working capital	$224,413	$285,771	$324,060	$400,540	$312,172
Total assets	770,974	804,781	860,084	1,127,963	1,075,820
Total debt	199,968	191,701	176,493	293,886	287,875
Total stockholders’ equity	421,794	468,063	507,852	588,970	521,349

(1)       Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of Midwest of Cannon Falls, Inc. acquired in April 2001, CBK, Ltd., LLC (now CBK Styles, Inc.) acquired in May 2002, Miles Kimball Company acquired in April 2003, Kaemingk B.V. acquired in June 2003, Walter Drake acquired in December 2003 and Edelman B.V. and Euro-Decor B.V. acquired in September 2004, none of which had a material effect on the Company’s results of operations in the period during which they occurred, or thereafter.

(2)       Fiscal 2001 pre-tax earnings include restructuring and impairment charges of approximately $7.7 million related to realignment of the Company’s European operations and U.S. consumer wholesale organization, decisions to exit certain product lines, and changes impacting its specialty retail business.  Fiscal 2001 pre-tax earnings also include approximately $9.0 million of charges to cost of sales for adjustments to carrying values of inventory connected with these initiatives, as well as $2.3 million of unexpected bad debt expenses associated with certain customer bankruptcy filings.  Fiscal 2002 pre-tax earnings include restructuring and impairment charges of approximately $14.1 million related to closure of the Company’s 62nd Street Chicago facility, other rationalization of the North American consumer wholesale business and certain changes in the European sector.  Fiscal 2002 pre-tax earnings also include approximately $6.3 million and $5.0 million in charges to cost of sales for inventory revaluations related to the US mass market and other marketplace conditions impacting realizable value of obsolete inventory. Fiscal 2003 pre-tax earnings include an impairment charge of $2.6 million as a result of putting Wax Lyrical into receivership. Fiscal 2004 pre-tax earnings include restructuring and impairment charges of $23.8 million related to manufacturing equipment impairment, closure of the Company’s Hyannis manufacturing facility, the discontinuance of the Canterbury® brand, and the closure of five of the Company’s candle outlet stores.

(3)       The Company recorded a one-time cumulative effect of accounting change in January 2001 to reflect the adoption of Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.”  The Company recorded a one-time cumulative effect of accounting change in February 2002 to reflect the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”).

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

Today, on an annualized net sales basis considering the full year impact of recent acquisitions, Blyth is comprised of an approximately $740 million direct selling business, an approximately $720 million wholesale business and an approximately $200 million catalog and Internet business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants.  In the Wholesale segment, we have numerous collaborative initiatives underway, which we believe will help drive sales and leverage the sales and marketing talents across this segment.  These initiatives include customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources.

With the acquisitions of Miles Kimball in April 2003 and Walter Drake in December 2003, we entered the Catalog and Internet channel of distribution, giving us a presence in all of our desired channels.  The operations of Walter Drake have been integrated into those of Miles Kimball, and form the core of our Catalog & Internet segment.  This segment’s personalization capabilities and knowledge of the direct-to-consumer market are being leveraged across all three segments.

SEGMENTS

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products. These products are sold directly to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of independent sales consultants using the party plan method of direct selling.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles.  Products in this segment are sold in North America and Europe to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®(1), Florasense®,

(1) Colonial, Euro-Decor, Gies and Triumph Tree trademarks are registered and sold only outside the United States.

Gies®(1), Holiday 365™, Kaemingk™(2), Liljeholmens®, Seasons of Cannon Falls® and Triumph Tree®(1) brands.  In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel® and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts and kitchen accessories under the Exposures®, Miles Kimball®, Walter Drake®, The Home Marketplace® and Directions…the path to better health® brands.  These products are sold primarily in North America.

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase of certain items included in the Company’s Consolidated Statements of Earnings:

				Percentage Increase (Decrease) from Prior Period
				Fiscal 2004	Fiscal 2005
	Percentage of Net Sales			Compared	Compared
	Years Ended January 31			to Fiscal	to Fiscal
	2003	2004	2005	2003	2004
Net sales	100.0	100.0	100.0	16.8	5.4
Cost of goods sold	50.3	51.9	51.4	20.6	4.2
Gross profit	49.7	48.1	48.6	13.0	6.6
Selling	28.2	27.7	28.9	14.8	9.8
Administrative	9.2	8.6	9.1	9.0	11.3
Operating profit	12.1	10.2	10.7	(1.6)	10.6
Net earnings	4.5	5.7	6.1	49.5	11.8

Fiscal 2005 Compared to Fiscal 2004

Net sales increased $80.7 million, or 5%, from $1,505.6 million in fiscal 2004 to $1,586.3 million in fiscal 2005.  Approximately 10 percentage points of the increase in net sales is attributable to the positive sales impact of Edelman and Euro-Decor, which Blyth acquired in September 2004, the positive impact of approximately 46 weeks of acquisition-related sales growth of Walter Drake, which was acquired in December 2003, the positive sales impact of approximately 24 weeks of acquisition-related sales growth of Kaemingk, which was acquired in June 2003, and the positive sales impact of approximately 8 weeks of acquisition-related sales growth of Miles Kimball, which was acquired in April 2003.  The loss of sales from Jeanmarie Creations, which was divested in April 2004, had a negative impact on sales equal to approximately 2 percentage points.  So, excluding the impact of acquisitions and divestitures, sales were down 3% for the year.  The relative strength of foreign currencies versus the U.S. dollar had a positive impact on fiscal 2005 sales growth equal to approximately 3 percentage points.  Management believes that a significant increase in party plan competition in the United States and a weak North American wholesale environment, exacerbated by higher energy prices and economic uncertainty related to the U.S. presidential election, negatively impacted Blyth’s sales throughout fiscal 2005.

(1) Colonial, Euro-Decor, Gies and Triumph Tree trademarks are registered and sold only outside the United States.

(2) Kaemingk is sold only outside the United States.

Net Sales – Direct Selling Segment

Net sales in the Direct Selling segment decreased $28.6 million, or 4%, from $764.5 million in fiscal 2004 to $735.9 million in fiscal 2005.  PartyLite’s U.S. sales decreased approximately 12% compared to the prior year.  PartyLite Canada reported an approximately 7% decrease versus the prior year in U.S. dollars.  Management believes that sales in the U.S. and Canadian markets were negatively impacted by increased competition for hostesses and party guests due to a substantial increase in channel competition.  In addition, we believe PartyLite’s U.S. operations were negatively impacted by reduced discretionary income, resulting from higher gasoline prices.  The U.S. market also experienced a significant decrease in third quarter sales in Florida, PartyLite’s fourth largest market, due to the August and September hurricanes.  Management believes that this situation continued to have a negative impact into the fourth quarter given the loss of booking momentum due to cancelled parties.  In PartyLite’s European markets, sales increased approximately 20% in U.S. dollars (+9% in local currencies), driven by strong sales in the newest markets.  PartyLite Europe now represents approximately 30% of PartyLite Worldwide’s net sales.

Net sales in the Direct Selling segment represented approximately 46% of total Blyth sales in fiscal 2005 compared to 51% in fiscal 2004.  This decrease was primarily due to the growth of the Catalog & Internet segment.

Net Sales – Wholesale Segment

Net sales in the Wholesale segment increased $26.6 million, or 4%, from $630.3 million in fiscal 2004 to $656.9 million in fiscal 2005.  The primary reason for this increase was the acquisitions of Edelman and Euro-Decor in September 2004, which had a positive effect on sales of 6 percentage points, and the approximately 24 weeks of acquisition-related sales growth of Kaemingk, acquired in June 2003, which had a positive effect of 3 percentage points.  The loss of sales of Jeanmarie Creations, which was divested in April 2004, had a negative impact on sales of approximately 4 percentage points.  So, excluding acquisitions and divestitures, Wholesale segment sales were down approximately 2%.

In North America, the Wholesale segment experienced a sales decline of 10% versus the prior year.  Management believes softness was seen in the sales of premium home fragrance products and seasonal decorations as a result of independent retailers’ cautiousness in purchasing throughout the year.  Management also believes sales of home décor products in fiscal 2005 were slightly below the prior year due to retailers’ cautiousness.  In addition, the divestiture of Jeanmarie Creations had a negative impact on sales of approximately 6 percentage points.  In fiscal 2005, sales of chafing fuel and tabletop lighting to the foodservice trade improved significantly compared to the prior year, as the hospitality industry continued to rebound.

In Europe, the Wholesale segment experienced a sales increase of approximately 30% in fiscal 2005 versus fiscal 2004, due in part to the effect of the Edelman and Euro-Decor acquisitions and the full year of sales from Kaemingk, which had a positive effect on sales of 27 percentage points.  Increased sales of mass channel candles in fiscal 2005 offset sales declines in premium candles in Europe.

Net sales in the Wholesale segment represented approximately 41% of total Blyth sales in fiscal 2005 compared to 42% in fiscal 2004.  This decrease was primarily due to the growth of the Catalog & Internet segment.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment increased $82.8 million, or 75%, from $110.7 million in fiscal 2004 to $193.5 million in fiscal 2005 due to the December 2003 acquisition of Walter Drake.  Net sales in this segment were modestly below our expectations due to decreased consumer discretionary spending and increased returns resulting from integration-related order processing delays.  Net sales in the Catalog & Internet segment accounted for approximately 12% of Blyth’s total net sales in fiscal 2005 compared to 7% in fiscal 2004.

Blyth’s consolidated gross profit increased $48.0 million, or 7%, from $723.7 million in fiscal 2004 to $771.7 million in fiscal 2005.  The gross profit margin increased from 48.1% in fiscal 2004 to 48.6% in fiscal 2005 as a result of the favorable sales mix among and within Blyth’s various businesses, reduced shipping and handling charges and the positive impact of an insurance recovery related to our Monterrey facility.

Blyth’s consolidated selling expense increased $40.9 million, or 10%, from $417.8 million in fiscal 2004 to $458.7 million in fiscal 2005.  Most of the increase in selling expense relates to the addition of selling expenses from the previously discussed fiscal 2005 acquisitions.  Selling expense as a percentage of net sales increased from 28% in fiscal 2004 to 29% in fiscal 2005.  This increase in selling expense, as a percentage of net sales, is principally due to increased promotional spending in the Direct Selling segment relative to sales, as well as the impact of Walter Drake’s business, which has a higher selling expense ratio than the overall Company average.

Blyth’s consolidated administrative expenses increased $14.7 million, or 11%, from $129.0 million in fiscal 2004 to $143.7 million in fiscal 2005.  Most of the increase relates to administrative expenses associated with acquisitions made in fiscal 2005.  As a percentage of net sales, administrative expenses remained relatively flat at 9% despite the Company’s spending for organic strategic initiatives and compliance costs associated with the Sarbanes-Oxley Act of 2002.

In fiscal 2004, the Company recorded pre-tax restructuring and impairment charges of approximately $23.8 million. Of the $23.8 million charge, $6.7 million related to the Direct Selling segment and the closure of the Company’s Hyannis, Massachusetts candle manufacturing facility and $17.1 million related to the Wholesale segment.  The Wholesale segment charges principally related to the write down of certain candle manufacturing assets, severance and personnel charges related to the restructuring in North America, and the discontinuation of one brand.  The total charge of $23.8 million was reported as a component of operating expenses.

Blyth’s consolidated operating profit increased $16.2 million from $153.1 in fiscal 2004 to $169.3 million in fiscal 2005 principally due to the impact of the fiscal 2004 restructuring and impairment charges on the year to year comparison.

Operating Profit/Loss - Direct Selling Segment

Operating profit in the Direct Selling segment decreased $4.5 million, or 3%, from $136.4 million in fiscal 2004 to $131.9 million in fiscal 2005.  The decrease resulted from the sales shortfalls in North America.  Additional promotional and sales incentive expenses also negatively impacted this segment’s operating profit.  Operating profit in the Direct Selling segment represented approximately 78% of total Company operating profit in fiscal 2005 compared to 89% in fiscal 2004.

Operating Profit/Loss – Wholesale Segment

Operating profit in the Wholesale segment increased from $10.0 million in fiscal 2004 to $30.7 million in fiscal 2005.  Fiscal 2004 includes restructuring and impairment charges of $17.1 million.  Additional increases in operating profit were attributable to profit improvements in the North American home fragrance business, the fiscal 2005 acquisitions of Edelman and Euro-Decor, and as previously mentioned, a $2.2 million insurance recovery benefit related to the fiscal 2004 Monterrey fire claim received in fiscal 2005 versus the negative impact of $1.9 million of expense recorded in fiscal 2004 for the fire.  Operating profit in the Wholesale segment represented approximately 18% of total Company operating profit in fiscal 2005 compared to 7% in fiscal 2004.

Operating Profit/Loss – Catalog & Internet Segment

Operating profit in the Catalog & Internet segment increased from $6.6 million in fiscal 2004 to $6.7 million in fiscal 2005.  Operating profit in the Catalog & Internet segment represented approximately 4% of total Company operating profit in both fiscal 2004 and fiscal 2005.

Interest expense increased $4.7 million, or 27%, from $17.4 million in fiscal 2004 to $22.1 million in fiscal 2005, primarily due to higher interest costs related to the $100 million of 5.5% Senior Notes issued in October 2003 and borrowings associated with the July 2004 Dutch tender offer.

Interest income and other increased $0.3 million, from $1.3 million in fiscal 2004 to $1.6 million in fiscal 2005.  This increase was primarily due to favorable foreign currency exchange gains.

Income tax expense increased $2.5 million, or 5%, from $50.4 million in fiscal 2004 to $52.9 million in fiscal 2005.  The increase in income tax expense is attributable to the increase in pre-tax earnings.  The effective income tax rate was 35.5% for fiscal 2005 compared to 36.8% in fiscal 2004.  This decrease in tax rate is a result of more income being earned in lower tax jurisdictions.

As a result of the foregoing, net earnings increased $10.1 million, or 12%, from $86.4 million in fiscal 2004 to $96.5 million in fiscal 2005.

Basic earnings per share were $2.24 for fiscal 2005 compared to $1.89 for fiscal 2004.  The previously discussed restructuring and impairment charges reduced earnings per share by approximately $0.31 in fiscal 2004.  Diluted earnings per share were $2.22 for fiscal 2005 compared to $1.88 for fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Net sales increased $217.0 million, or 17%, from $1,288.6 million in fiscal 2003 to $1,505.6 million in fiscal 2004.  Approximately 16 percentage points of the increase in net sales is attributable to the positive sales impact of Miles Kimball, which Blyth acquired in April 2003, Kaemingk, which was acquired in June 2003, Walter Drake, which was acquired in December 2003, and the positive impact of approximately twelve weeks of acquisition-related sales growth of CBK Styles, Inc. (“CBK”), which was acquired in May 2002.  The loss of sales from Wax Lyrical, which was closed in December 2002, had a negative impact on sales equal to approximately one percentage point.  The relative strength of foreign currencies versus the U.S. dollar had a positive impact on fiscal 2004 sales growth equal to approximately 4 percentage points.  Management believes that a relatively weak holiday sales season in calendar 2002, geopolitical events including SARS and the outbreak of war in Iraq resulted in very cautious buying patterns by retailers, which negatively impacted Blyth’s sales throughout fiscal 2004.

Net Sales – Direct Selling Segment

Net sales in the Direct Selling segment increased $47.1 million, or 7%, from $717.4 million in fiscal 2003 to $764.5 million in fiscal 2004.  The relative strength of foreign currencies versus the U.S. dollar had a positive impact on sales in the Direct Selling segment equal to approximately 5 percentage points.  In PartyLite’s European markets, fiscal 2004 sales increased approximately 33%.  In local currencies, PartyLite’s European sales were 11% above the prior year, driven by sales growth in the developing markets of Austria, Switzerland, France and Finland.  In North America, PartyLite’s U.S. sales were approximately equal to the prior year, while PartyLite Canada reported a 3% increase versus the prior year.  In local currency, PartyLite Canada’s sales declined 10% from the prior year.  We believe that PartyLite’s sales in the U.S. and Canada were negatively impacted by cautious consumer spending resulting from economic and geopolitical concerns.

Net sales in the Direct Selling segment represented approximately 51% of total Blyth sales in fiscal 2004 compared to 56% in fiscal 2003.

Net Sales – Wholesale Segment

Net sales in the Wholesale segment increased $59.2 million, or 10%, from $571.1 million in fiscal 2003 to $630.3 million in fiscal 2004.  The primary reason for this increase was the acquisition of Kaemingk in June 2003, which had a positive effect of 12 percentage points, and the acquisition of CBK in May 2002, which had a positive effect of 2 percentage points.  The loss of sales of Wax Lyrical, which was closed in December 2002, had a negative impact on sales of approximately 4 percentage points.  The strengthening of foreign currency exchange rates versus the U.S. dollar had a positive effect of 3 percentage points.  Sales in both the premium and mass channels were impacted by delayed and reduced ordering by retailers following a relatively weak holiday sales period in calendar year 2002.

In North America, the Wholesale segment experienced a sales decline of 4% versus the prior year.  This was principally due to decreased sales in the mass channel as management declined to participate in certain fiscal 2004 holiday programs that had unacceptable profit margins.  The growth of competitive direct import products also had a negative impact on this segment’s North American mass channel sales.  Sales in the premium channel in fiscal 2004 were slightly below the prior year, partly due to management’s decision to discontinue certain product lines in favor of a streamlined brand and SKU portfolio more appropriate to current channel and customer sales trends, as well as from retailer economic cautiousness.  In fiscal 2004, management focused its efforts on marketing the premium Colonial Candle of Cape Cod® brand, and sales of that brand showed positive results versus the prior year.

In Europe, the Wholesale segment experienced a sales increase of approximately 55% in fiscal 2004 versus fiscal 2003.  The acquisition of Kaemingk had a positive effect on sales of approximately 51 percentage points, and the closure of Wax Lyrical had a negative impact of approximately 20 percentage points on sales.  The strengthening of foreign currency exchange rates versus the U.S. dollar had a positive effect of approximately 16 percentage points.  We believe that the increase in sales from pre-existing businesses was partially attributable to improved sales management programs in the European mass channel, the effect of which was offset by a decline in the European premium channel in which a consolidating retailer base was cautious in ordering inventory due to economic and geopolitical concerns.

Net sales in the Wholesale segment represented approximately 42% of total Blyth sales in fiscal 2004 compared to 44% in fiscal 2003.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment were $110.7 million in fiscal 2004 due entirely to the acquisitions of Miles Kimball and Walter Drake.  Blyth sought to enter this distribution channel for several years, as it was the primary strategic channel in which we did not yet have a sales presence.  With the initial acquisition of Miles Kimball and the addition of Walter Drake, the operations of which have been integrated into those of Miles Kimball, Blyth is now operating in all of its desired channels and we believe we can now reach consumers however they choose to shop.

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

Blyth’s consolidated administrative expenses increased $10.7 million, or 9%, from $118.3 million in fiscal 2003 to $129.0 million in fiscal 2004.  Most of the increase in administrative expenses related to administrative expenses incurred in connection with acquisitions made in fiscal 2004.  As a percentage of net sales, administrative expenses decreased from 9.2% in fiscal 2003 to 8.6% in fiscal 2004, which is due to the fact that the Company’s corporate resources have grown at a significantly lower rate than have the Company’s sales, which have grown with acquisitions.

In fiscal 2004, the Company recorded pre-tax restructuring and impairment charges of approximately $23.8 million. Of the $23.8 million charge, $6.7 million related to the Direct Selling segment and the closure of the Company’s Hyannis, Massachusetts candle manufacturing facility and $17.1 million related to the Wholesale segment.  The total charge of $23.8 million was reported as a component of operating expenses, which reduced operating profit margin by 1.6 percentage points, compared to a pre-tax charge of $2.6 million recorded in fiscal 2003 related to placing Wax Lyrical into administrative receivership, which reduced operating profit margin by 0.2 percentage points (See Note 4 to the Consolidated Financial Statements).

Blyth’s consolidated operating profit declined $2.4 million from $155.5 million in fiscal 2003 to $153.1 million in fiscal 2004 principally due to fiscal 2004 restructuring and impairment charges of $23.8 million.  Restructuring and impairment charges of $2.6 million were recorded in fiscal 2003.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment decreased $8.8 million, or 6%, from $145.2 million in fiscal 2003 to $136.4 million in fiscal 2004.  The pre-tax restructuring and impairment charges of $6.7 million in fiscal 2004 negatively impacted operating profit in this segment.  Additional promotional and sales incentive expenses, as well as higher shipping costs, also negatively impacted this segment’s operating profit.  Operating profit in the Direct Selling segment represented approximately 89% of total Company operating profit in fiscal 2004 compared to 93% in fiscal 2003.

Operating Profit – Wholesale Segment

Operating profit in the Wholesale segment decreased slightly from $10.3 million in fiscal 2003 to $10.0 million in fiscal 2004.  Pre-tax restructuring and impairment charges of $17.1 million in fiscal year 2004 versus $2.6 million in fiscal 2003 negatively impacted this segment’s operating results.  Of the total segment charges in fiscal 2004, $8.3 million (pre-tax) related to the write down of certain candle manufacturing equipment due to significant productivity increases in recent years, as well as a product shift in candle forms from pillars and tapers towards filled containers, votives and tealights.  The moderation of growth in the home fragrance category has also resulted in industry-wide excess capacity and thus impacted the carrying value of certain equipment.  Of the total segment charges, $4.6 million (pre-tax) related primarily to severance and personnel costs associated with the North American restructuring in this segment, including the consolidation of our Temecula, California potpourri operations and the closure of five candle outlet stores.  Of the total segment charges, $4.2 million related to the discontinuation of the Canterbury® brand, one of several consumer wholesale brands acquired over the past decade.  The Company is focusing its sales and marketing resources on fewer brands.  In addition, fiscal 2004 operating profit was negatively impacted by $1.9 million of expenses related to the fire that destroyed our candle factory in Monterrey, Mexico.  Management has recouped these expenses through insurance in fiscal 2005.

Sales volume shortfalls in our creative expressions businesses resulting from significant retailer caution throughout 2004 translated into operating profit shortfalls.  These factors were partially offset by the full year effect of CBK, which was acquired in May 2002, and had a positive impact on operating profit.  Sales volume shortfalls in our food service business resulting from overall industry sluggishness and a resulting decrease in factory overhead absorption were responsible for most of the profit decline.  Increased direct import competition also had a negative impact on operating profit.

Operating profit in the Wholesale segment represented approximately 7% of total Company operating profit in both fiscal 2004 and fiscal 2003.

Operating Profit – Catalog & Internet Segment

Operating profit in the Catalog & Internet segment was $6.6 million in 2004 due entirely to the fiscal 2004 acquisitions of Miles Kimball and Walter Drake.  Operating profit in the Catalog & Internet segment represented approximately 4% of total Company operating profit in fiscal 2004.

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

Income tax expense decreased $2.6 million, or 5%, from $53.0 million in fiscal 2003 to $50.4 million in fiscal 2004.  The decrease in income tax expense was attributable to the decrease in pre-tax earnings as a result of the restructuring and impairment charges previously discussed.  The effective income tax rate was 36.8% for fiscal 2004 compared to 37.2% in fiscal 2003.  This decease in tax rate was a result of a larger amount of income being generated in jurisdictions with lower tax rates.

As a result of the foregoing, net earnings increased $28.6 million, or 49.5%, from $57.8 million in fiscal 2003 to $86.4 million in fiscal 2004.  Net earnings before the cumulative effect of change in accounting principle decreased $3.1 million, or 3%, from $89.5 million in fiscal 2003 to $86.4 million in fiscal 2004.  As of the February 1, 2002 adoption date of SFAS No. 142, the Company recorded a $31.8 million impairment of goodwill as a cumulative effect of change in accounting principle.  This impairment reduced the carrying value of the goodwill related to the 1999 acquisition of the Gies Group by $20.9 million, the carrying value of the goodwill related to the 1999 acquisition of the Colony Group by $6.3 million and the carrying value of the goodwill related to the 1997 acquisition of the Sterno® brand by $4.6 million (after-tax).

Basic earnings per share were $1.89 for fiscal 2004 compared to $1.25 for fiscal 2003.  The previously discussed restructuring and impairment charges in fiscal 2004 and 2003 and the cumulative effect of change in accounting principle in fiscal 2003 reduced earnings per share by approximately $0.31 in fiscal 2004 and $0.74 in fiscal 2003. Diluted earnings per share were $1.88 for fiscal 2004 compared to $1.24 for fiscal 2003.

Seasonality

Approximately 41% of the Company’s net sales occurred in the first and second fiscal quarters of 2005 up from 39% in fiscal 2004, with the larger balance experienced in the third and fourth fiscal quarters, generally due to consumer buying patterns. The decrease in the percentage of shipments in the second half of the fiscal year is primarily due to the seasonality of the recently acquired businesses.  The Company’s net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for the Company’s products.

Liquidity and Capital Resources

Cash and cash equivalents decreased $138.0 million, or 60%, from $229.7 million at January 31, 2004 to $91.7 million at January 31, 2005, following the use of $172.6 million of cash to repurchase shares of the Company’s common stock in the July 2004 Dutch tender offer and the September 2004 acquisitions of Edelman and Euro-Decor.

The Company typically generates positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  The Company generated $138.5 million in cash from operations in fiscal 2005 compared to $173.1 million in fiscal 2004.  This decrease was primarily due to decreased earnings before non-cash restructuring and impairment charges and timing matters that resulted in a usage of cash to fund working capital needs in fiscal 2005 versus cash generated from working capital in fiscal 2004.

Capital expenditures for property, plant and equipment were approximately $21.0 million in fiscal 2005 down from $22.0 million in fiscal 2004.  The decrease from historical levels is due to the Company continuing to reduce spending for manufacturing while moving to more of an outsourced product supply model.  The Company anticipates total capital spending of approximately $20.0 million to $25.0 million for fiscal 2006, primarily for upgrades to machinery and equipment in existing manufacturing and distribution facilities, information technology and research and development-related equipment.

The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate.  Our recent growth has been primarily acquisition related and in the future acquisitions may continue to contribute more to the Company’s overall sales growth rate than historically.  We expect our future growth in the Direct Selling and Wholesale segments to be primarily organic, with the possibility of selective acquisitions.  We continue to pursue strategic Wholesale acquisitions primarily in the following areas: home décor products and seasonal decorative accessories.  In the Catalog & Internet segment, a significant portion of future growth may come through acquisitions.  The Company acquired Edelman B.V. and Euro-Decor B.V. during fiscal 2005, and the Miles Kimball Company, Kaemingk B.V. and Walter Drake during fiscal 2004, as further described in Note 3 to the Consolidated Financial Statements, “Business Acquisitions”.

The Company has a $200 million unsecured revolving credit facility, which matures on August 5, 2005 (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for general corporate purposes, which includes funding for strategic acquisitions and seasonal working capital needs.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios including, among others, a minimum level of net worth and a maximum level of leverage.  The Credit Facility also imposes limitations on, among other things, certain payments, the imposition of liens on our assets, indebtedness that may be incurred by our subsidiaries, investments we may make and sales of our assets.  At January 31, 2005, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate (5.25% at January 31, 2005) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  On January 31, 2005, $3.3 million letters of credit were outstanding under the Credit Facility.  The Company intends to renew the credit arrangement before the August maturity date.

As of January 31, 2005, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2005.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at January 31, 2005.

At January 31, 2005, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At January 31, 2005, approximately $0.1 million of letters of credit were outstanding under this credit line.

As of December 31, 2004, The Gies Group (“Gies”) had available lines of credit of approximately $44.5 million.  No amounts were outstanding at December 31, 2004.  The lines of credit are renewed annually.

As of December 31, 2004, Kaemingk had available lines of credit of approximately $37.3 million with ING Bank N.V.  No amounts were outstanding at December 31, 2004.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.

Colony Gift Corporation Limited (“Colony”) has a $23.0 million short-term revolving credit facility with Barclays Bank, which matures in June 2005.  As of December 31, 2004, Colony had borrowings under the credit facility of approximately $4.9 million, at a weighted average interest rate of 5.8%.

As of December 31, 2004, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $33.9 million with ABN Amro Bank N.V.  The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V.  As of December 31, 2004, approximately $6.9 million was outstanding under the credit line.

At January 31, 2005, Miles Kimball had approximately $9.9 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At December 31, 2004, Kaemingk had approximately $8.8 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.1%.  The bank loans have maturity dates ranging from 2006 through 2021.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due June 2005.  As of January 31, 2005, $3.6 million of principal remained outstanding.  Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth.  At January 31, 2005, the Company was in compliance with such provisions.  Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At January 31, 2005, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million, 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At January 31, 2005, the Company was in compliance with such covenants.  Interest is payable semiannually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance were used for general corporate purposes.

At January 31, 2005, CBK had $4.5 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 2.6% at January 31, 2005.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

The estimated fair value of the Company’s $280.3 million and $276.1 million total long-term debt (including current portion) at January 31, 2004 and 2005 was approximately $312.8 million and $303.0 million, respectively.  The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the maturity dates of the contractual obligations of the Company as of January 31, 2005:

Payments Due by Period

Contractual Obligations (In thousands)	Total	Less than 1 year	1 - 3 Years	3 -5 Years	More than 5 Years
Interest	$111,972	$18,330	$36,341	$32,247	$25,054
Capital Leases	217	172	27	17	1
Purchase Obligations (1)	40,944	39,289	1,655	—	—
Long-Term Debt	276,062	4,489	1,630	153,877	116,066
Operating Leases	65,793	19,871	26,900	11,515	7,507
Lines of Credit	11,813	11,813	—	—	—
Other(2)	8,508	7,030	1,362	116	—
Total Contractual Obligations	$515,309	$100,994	$67,915	$197,772	$148,628

(1)  Purchase obligations primarily consist of open purchase orders for inventory.

(2)  Other primarily consists of 401(k), profit sharing and pension obligations.

The Company does not utilize derivatives for trading purposes.

The Company leases certain office and warehouse space used in the Wholesale segment from a related party.  Under the terms of the lease, the Company is responsible for all real estate taxes, maintenance and insurance costs.  The lease rate was determined based on market rates for comparable property at the time of entering into the contract.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the share repurchase program.  The Company repurchases shares to offset grants of restricted stock and shares issued upon exercise of stock options and to decrease shares outstanding.  During fiscal 2005, the Company purchased an additional 216,700 shares on the open market for a cost of $7.1 million, bringing the cumulative total purchased shares to 4,561,800 as of January 31, 2005 for a total cost of approximately $112.5 million.  The acquired shares are held as common stock in treasury at cost.

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.6 million including fees and expenses.  The tender offer was funded with $86.1 million of available cash and $86.5 million of borrowings against our $200 million Credit Facility.  The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

On March 17, 2005, the Company announced that it has declared a cash dividend of $0.21 per share of the Company’s common stock for the six months ended January 31, 2005.  The dividend, authorized at the Company’s March 17, 2005 Board of Directors meeting, will be payable to shareholders of record as of April 29, 2005, and will be paid on May 13, 2005.

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

Inventory valuation – Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts.  If market acceptance of our existing products or the successful introduction of new products should significantly decrease, additional inventory write-downs could be required.  Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.  At January 31, 2005 the Company had obsolete inventory reserves totaling approximately $22.4 million.

Restructuring and impairment charges – In response to changing market conditions and competition, the Company’s management regularly updates its business model and market strategies, including the evaluation of facilities, personnel and products.  Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring and impairment charges.  The Company did not record any restructuring and impairment charges in fiscal 2005.  In fiscal 2004 and 2003, the Company recorded charges related to asset impairments, product line discontinuances, severance payments to employees, lease write-offs, bad debt write-offs and inventory write-downs.  (See Note 4 to the Consolidated Financial Statements).  The Company recorded restructuring and impairment charges in fiscal 2004 totaling $23.8 million.  In the fourth quarter of fiscal 2003, the Company recorded a pre-tax impairment charge of $2.6 million as a result of putting Wax Lyrical, its UK retail business, in administrative receivership. Historically, the Company has reviewed long-lived assets, including property, plant and equipment and goodwill and other intangibles for impairment periodically and whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable.  Management determines whether there has been a permanent impairment on fixed assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group, to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which may be estimated using the present value of the same cash flows.  Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.

Goodwill and other indefinite lived intangibles - In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Prior to February 1, 2002, excess of costs of acquisitions over fair value of identifiable net assets acquired less liabilities assumed (“goodwill”) was being amortized on a straight-line basis over estimated lives ranging from 15-40 years. Amortization of goodwill ceased on February 1, 2002, upon adoption of the new goodwill rules under SFAS No. 142.  Under SFAS No. 142, goodwill and any other intangibles deemed to have indefinite lives are no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment in the fourth fiscal quarter.  For goodwill the first step compares the fair value of a reporting unit to its carrying amount, including goodwill.  For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the future cash flows of the unit.  If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill.  If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense, except at the transition date, when the loss was reflected as a cumulative effect of a change in accounting principle.

Accounting for income taxes - As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statement of operations.  The management of the corporation periodically estimates the probable tax obligations of the corporation using historical experience in tax jurisdictions and informed judgments.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Impact of Adoption of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43”. This Standard requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that allocation of fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for us for inventory costs incurred after February 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements.  While we previously adopted, for disclosure purposes only, the fair value based method of accounting pursuant to SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No. 123R requires a forfeiture assumption for our unvested awards. Additionally, SFAS No. 123R amends the presentation of the statement of cash flows and requires additional annual disclosures.  We will apply the provisions of this Standard using the modified prospective method for the unvested portion of previously issued awards that remain outstanding at February 1, 2006.  The implementation of this standard is not expected to have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”).  The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision sometime during fiscal 2006.

The range of possible amounts that we are considering for repatriation under this provision is between zero and $100 million. While we estimate that the related potential range of additional income tax is between zero and $11 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

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

Interest Rate Risk

As of January 31, 2005, the Company is subject to interest rate risk on approximately $19.4 million of variable rate debt.  Each 1-percentage point increase in the interest rate would impact pre-tax earnings by approximately $0.2 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of its outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the Notes.

Foreign Currency Risk

The Company uses foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $1.6 million of hedge losses are included in accumulated OCI at January 31, 2005 and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at January 31, 2005:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$9,929	0.78	$(310)
Euro	36,585	1.28	(1,877)
Mexican Peso	4,000	0.09	(97)
Australian Dollar	1,465	0.73	(91)
Pound Sterling	500	1.81	(32)
	$52,479		$(2,407)

The foreign exchange contracts outstanding have maturity dates through December 2005.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.:

We have audited the accompanying consolidated balance sheet of Blyth, Inc. and subsidiaries (the “Company”) as of January 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed in the index in Item 15 in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.  The financial statements of Blyth, Inc. for the years ended January 31, 2004 and 2003 were audited by other auditors whose report, dated April 26, 2004, except for Note 18, as to which the date is April 8, 2005, on those statements expressed an unqualified opinion and included an explanatory paragraph regarding the change in the Company’s method for accounting for goodwill and intangible assets in fiscal 2003 as discussed in Note 1 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2005, and the results of its operations and its cash flows for the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

April 15, 2005

Chicago, Illinois

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blyth, Inc.:

In our opinion, the accompanying consolidated balance sheet as of January 31, 2004 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2004 present fairly, in all material respects, the financial position, results of operations and cash flows of Blyth, Inc. and Subsidiaries (the “Company”) at January 31, 2004 and for each of the two years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in fiscal 2003.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut

April 26, 2004, except for Note 18, as to which the date is April 8, 2005

BLYTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

January 31, (In thousands, except share and per share data)	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$229,726	$91,695
Accounts receivable, less allowance for doubtful receivables $4,470 in 2004 and $4,028 in 2005	104,502	124,603
Inventories	208,581	234,984
Prepaid and other	40,302	43,832
Assets held for sale	9,437	3,949
Deferred income taxes	14,191	15,068
Total current assets	606,739	514,131
Property, plant and equipment, at cost:
Land and buildings	160,920	190,198
Leasehold improvements	20,601	19,797
Machinery and equipment	182,472	210,674
Office furniture, data processing equipment and software	106,426	97,750
Construction in progress	1,039	3,162
	471,458	521,581
Less accumulated depreciation	210,961	262,685
	260,497	258,896
Other assets:
Investments	3,510	3,446
Excess of cost over fair value of assets acquired	204,093	246,182
Other intangible assets, net of accumulated amortization of $1,500 in 2004 and $3,867 in 2005	41,600	39,233
Deposits and other assets	11,524	13,932
	260,727	302,793
Total assets	$1,127,963	$1,075,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$13,621	$11,813
Current maturities of long-term debt	4,522	4,489
Accounts payable	78,407	81,333
Accrued expenses	97,395	94,847
Liability associated with assets held for sale	508	—
Income taxes	11,746	9,477
Total current liabilities	206,199	201,959
Deferred income taxes	33,773	47,740
Long-term debt, less current maturities	275,743	271,573
Other liabilities	23,278	33,199
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 49,975,502 shares in 2004 and 50,367,827 shares in 2005	999	1,007
Additional contributed capital	107,965	118,148
Retained earnings	570,171	651,156
Accumulated other comprehensive income	15,224	36,102
Treasury stock, at cost, 4,345,100 shares in 2004 and 9,468,416 shares in 2005	(105,389)	(285,064)
Total stockholders’ equity	588,970	521,349
Total liabilities and stockholders’ equity	$1,127,963	$1,075,820

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

Year ended January 31, (In thousands, except per share data)	2003	2004	2005
Net sales	$1,288,583	$1,505,573	$1,586,297
Cost of goods sold	648,281	781,898	814,617
Gross profit	640,302	723,675	771,680
Selling	363,835	417,768	458,690
Administrative	118,329	129,021	143,660
Restructuring and impairment charges	2,621	23,809	—
	484,785	570,598	602,350
Operating profit	155,517	153,077	169,330
Other expense (income):
Interest expense	14,664	17,443	22,138
Interest income and other	(1,737)	(1,330)	(1,565)
Equity in (earnings)/losses of investees	33	71	(319)
	12,960	16,184	20,254
Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	142,557	136,893	149,076
Income tax expense	53,032	50,377	52,922
Earnings before minority interest and cumulative effect of change in accounting principle	89,525	86,516	96,154
Minority Interest	—	165	(360)
Earnings before cumulative effect of change in accounting principle	89,525	86,351	96,514
Cumulative effect of change in accounting principle, net of taxes of $2,887 in 2003	(31,753)	—	—
Net earnings	$57,772	$86,351	$96,514
Basic:
Net earnings per common share before cumulative effect of change in accounting principle	$1.94	$1.89	$2.24
Cumulative effect of change in accounting principle	(0.69)	—	—
	$1.25	$1.89	$2.24
Weighted average number of shares outstanding	46,256	45,771	43,136

Diluted:
Net earnings per common share before cumulative effect of change in accounting principle	$1.92	$1.88	$2.22
Cumulative effect of change in accounting principle	(0.68)	—	—
	$1.24	$1.88	$2.22
Weighted average number of shares outstanding	46,515	46,027	43,556

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common stock		Additional contributed capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Amount
Balance at February 1, 2002	49,509,776	$990	$97,879	$449,038	(2,630,900)	$(62,950)	$(16,894)	$468,063
Net earnings for the year				57,772				57,772
Foreign currency translation adjustments							12,470	12,470
Unrealized loss on certain investments (net of tax of $33)							(56)	(56)
Net loss on cash flow hedging instruments (net of tax of $160)							(271)	(271)
Comprehensive income								69,915
Common stock issued in connection with long-term incentive plan	193,906	4	3,367					3,371
Tax benefit from stock options			321					321
Dividends paid ($0.22 per share)				(10,183)				(10,183)
Treasury stock purchases					(1,013,200)	(23,635)		(23,635)
Balance at January 31, 2003	49,703,682	994	101,567	496,627	(3,644,100)	(86,585)	(4,751)	507,852
Net earnings for the year				86,351				86,351
Foreign currency translation adjustments							21,120	21,120
Unrealized loss on certain investments (net of tax of $189)							(325)	(325)
Net loss on cash flow hedging instruments (net of tax of $477)							(820)	(820)
Comprehensive income								106,326
Common stock issued in connection with long-term incentive plan	271,820	5	5,840					5,845
Tax benefit from stock options			558					558
Dividends paid ($0.28 per share)				(12,807)				(12,807)
Treasury stock purchases					(701,000)	(18,804)		(18,804)
Balance at January 31, 2004	49,975,502	999	107,965	570,171	(4,345,100)	(105,389)	15,224	588,970
Net earnings for the year				96,514				96,514
Foreign currency translation adjustments							21,311	21,311
Unrealized gain on certain investments (net of tax of $75)							135	135
Net loss on cash flow hedging instruments (net of tax of $280)							(568)	(568)
Comprehensive income								117,392
Common stock issued in connection with long-term incentive plan	392,325	8	9,463					9,471
Tax benefit from stock options			720					720
Dividends paid ($0.36 per share)				(15,529)				(15,529)
Treasury stock purchases					(5,123,316)	(179,675)		(179,675)
Balance at January 31, 2005	50,367,827	$1,007	$118,148	$651,156	(9,468,416)	$(285,064)	$36,102	$521,349

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Year ended January 31, (In thousands)	2003	2004	2005
Cash flows from operating activities:
Net earnings	$57,772	$86,351	$96,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	31,753	—	—
Depreciation and amortization	30,212	35,954	35,600
Loss on disposition of fixed assets	—	2,739	1,070
Tax benefit from stock options	321	558	720
Deferred income taxes	4,711	(584)	12,407
Equity in (earnings)/losses of investees	33	71	(319)
Minority interest	—	165	(528)
Restructuring and impairment charges	2,621	20,229	—
Gain on sale of long-term investments	—	(497)	—
Gain on sale of assets held for sale	—	—	(492)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	14,896	(12,935)	10,106
Inventories	(1,109)	24,718	(3,391)
Prepaid and other	1,452	(2,422)	(10,429)
Deposits and other assets	913	5,611	(1,235)
Goodwill disposed of due to sale of assets held for sale	—	—	(3,621)
Accounts payable	8,407	3,236	(3,199)
Accrued expenses	11,970	6,937	(12,496)
Other liabilities	9,356	2,093	6,565
Income taxes	(1,121)	833	11,250
Total adjustments	114,415	86,706	42,008
Net cash provided by operating activities	172,187	173,057	138,522
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,322)	(21,963)	(20,976)
Purchases of long-term investments	—	(1,377)	(21,000)
Proceeds from sale of long-term investments	26	1,874	21,000
Proceeds from sale of assets held for sale	—	—	13,470
Cash impact of Wax Lyrical receivership	(3,253)	1,902	—
Purchase of businesses, net of cash acquired	(51,658)	(148,584)	(54,221)
Net cash used in investing activities	(69,207)	(168,148)	(61,727)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,371	5,845	9,471
Purchases of treasury stock	(23,635)	(18,804)	(179,675)
Borrowings from bank line of credit	71,961	67,833	158,761
Repayments on bank line of credit	(90,655)	(70,931)	(187,649)
Borrowings on long-term debt	517	130,506	—
Repayments on long-term debt	(19,872)	(40,663)	(5,044)
Dividends paid	(10,183)	(12,807)	(15,529)
Net cash provided by (used in) financing activities	(68,496)	60,979	(219,665)
Effect of exchange rate changes on cash	(1,245)	(4,758)	4,839
Net increase in cash and cash equivalents	33,239	61,130	(138,031)
Cash and cash equivalents at beginning of year	135,357	168,596	229,726
Cash and cash equivalents at end of year	$168,596	$229,726	$91,695
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,355	$10,800	$22,380
Income taxes, net of refunds	47,741	47,460	37,270

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note  1.       Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Blyth, Inc. and its direct and indirect subsidiaries,  (the “Company”).  The Company consolidates entities in which it owns or controls more than 50% of the voting shares and investments where the Company has been determined to be the primary beneficiary.  The unowned portion is reflected as minority interest.  Investments in companies that are not consolidated are reported using the equity method and are recorded in other assets in the Consolidated Balance Sheet.  All significant inter-company balances and transactions have been eliminated in consolidation.

Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday nearest to January 31.  Most foreign operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.

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

Foreign Currency Translation

The Company’s international subsidiaries use their local currency as their functional currency.  Therefore, all balance sheet accounts of international subsidiaries are translated into U.S. dollars at the year-end rate of exchange, and statement of earnings items are translated at the weighted average exchange rates for the period.  Resulting translation adjustments are included in accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions, which are included in income, were not material.

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

Derivatives and Other Financial Instruments

The Company applies the provisions of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative and Hedging Activities” and its corresponding amendment under SFAS No. 138. These statements establish the accounting and reporting standards for derivative instruments and hedging activities and require that all derivative instruments be recorded on the balance sheet at fair value.  The Company uses foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $1.6 million of hedge losses are included in accumulated OCI at January 31, 2005 and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

The Company has designated its foreign currency forward contracts related to intercompany loans as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statements of Cash Flows with the items being hedged.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the Notes.

Fair Value of Financial Instruments

The Company’s financial instruments include accounts receivable, accounts payable, short-term and long-term debt.  Management believes the carrying values of these items approximate their estimated fair values, except for long-term debt, as discussed in Note 11 to the Consolidated Financial Statements.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are provided principally by use of the straight-line method for financial reporting purposes.  Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  The Company records gains and losses from the sale of property, plant and equipment in operating profit.

The principal estimated lives used in determining depreciation and amortization are as follows:

Buildings	27 to 40 years
Leasehold improvements	5 to 10 years
Machinery and equipment	5 to 12 years
Office furniture, data processing equipment and software	3 to 7 years

Excess of Cost Over Fair Value of Assets Acquired

Prior to February 1, 2002, excess of costs of acquisitions over fair value of identifiable net assets acquired less liabilities assumed (“goodwill”) was being amortized on a straight-line basis over estimated lives ranging from 15 to 40 years. Amortization of goodwill ceased on February 1, 2002, upon adoption of the new goodwill rules under SFAS No. 142 “Goodwill and Other Intangible Assets.”

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142.  Under SFAS No. 142, goodwill and any other intangibles deemed to have indefinite lives are no longer subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment in the fourth fiscal quarter.  For goodwill the first step compares the fair value of a reporting unit to its carrying amount, including goodwill.  For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the future cash flows of the unit.  If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill.  If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense, except at the transition date, when the loss was reflected as a cumulative effect of a change in accounting principle.

The Company adopted SFAS No. 142, effective February 1, 2002.  In accordance with the new standard, Blyth ceased amortization of goodwill and performed an assessment for impairment of its goodwill.  As a result of the initial impairment review, Blyth reduced the carrying value of its goodwill by $34.6 million to write-off $20.9 million in goodwill associated with the 1999 acquisition of the Gies Group, $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group and $7.4 million in goodwill associated with the Sterno® brand, all of which are included in the Wholesale segment.

The fair values of the Sterno Group, the Gies Group and the Colony Group were determined through independent valuations utilizing market-comparable analysis, as well as discounted cash flow models reflecting the expected range of future cash flow outcomes over the life of the models. These cash flows were discounted to February 1, 2002 using a risk-adjusted discount rate.  The impairment charge, which was partially deductible for tax purposes, was recorded in the cumulative effect of change in accounting principle and had the effect of reducing net income by $31.8 million or $0.69 per share.

The following table shows changes in the carrying amount of goodwill for the years ended January 31, 2004 and 2005, by operating segment:

(In thousands)	Direct Selling	Wholesale	Catalog & Internet	Total
Goodwill at February 1, 2003	$—	$113,534	$—	$113,534
Kaemingk acquisition		17,550		17,550
Miles Kimball acquisition			45,617	45,617
Walter Drake acquistion			25,443	25,443
Foreign currency translation adjustment related to Kaemingk		1,949		1,949
Total adjustments	—	19,499	71,060	90,559
Goodwill at January 31, 2004	$—	$133,033	$71,060	$204,093
Edelman and Euro-Decor acquisitions		32,928		32,928
Kaemingk earn out payment		3,448		3,448
Goodwill disposed of related to the sale of Jeanmarie Creations		(3,621)		(3,621)
Walter Drake integration and acquisition costs			3,054	3,054
Miles Kimball pension liability adjustment			408	408
Investment in gourmet food business	307			307
Foreign currency translation adjustment related to Kaemingk, Edelman and Euro-Decor goodwill		5,565		5,565
Total adjustments	307	38,320	3,462	42,089
Goodwill at January 31, 2005	$307	$171,353	$74,522	$246,182

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

The following table presents the components of the Company’s accumulated other comprehensive income (loss), net of tax, for the years ended January 31, 2003, 2004 and 2005:

(In thousands)	Foreign currency translation adjustments	Unrealized gain (loss) on certain investments	Net gain (loss) on cash flow hedges	Total

Balance at February 1, 2002	$(16,842)	$(159)	$107	$(16,894)
Foreign currency translation adjustments	12,470			12,470
Unrealized loss on certain investments (net of tax of $33)		(56)		(56)
Net loss on cash flow hedging instruments (net of tax of $160)			(271)	(271)
Balance at January 31, 2003	(4,372)	(215)	(164)	(4,751)
Foreign currency translation adjustments	21,120			21,120
Unrealized loss on certain investments (net of tax of $189)		(325)		(325)
Net loss on cash flow hedging instruments (net of tax of $477)			(820)	(820)
Balance at January 31, 2004	16,748	(540)	(984)	15,224
Reclassification adjustment (net of tax of $574)			984	984
Foreign currency translation adjustments	21,311			21,311
Unrealized gain on certain investments (net of tax of $75)		135		135
Net loss on cash flow hedging instruments (net of tax of $854)			(1,552)	(1,552)
Balance at January 31, 2005	$38,059	$(405)	$(1,552)	$36,102

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

Some of the Company’s business units offer seasonal dating programs pursuant to which customers that qualify for such programs are offered extended payment terms for seasonal product shipments.  As with other customers, customer orders pursuant to such seasonal dating programs are generally received in the form of a written purchase order signed by an authorized representative of the customer.  Sales made pursuant to seasonal dating programs are recorded as revenue only upon delivery either to the customer or to an agent of the customer depending on the freight terms for the particular shipment and consistent with the concept of “risk of loss.”  The sales price for the

Company’s products sold pursuant to such seasonal dating programs, is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product except for rights to return that the Company believes are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences. The Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so.  The Company believes that it is reasonably assured of payment for products sold pursuant to such seasonal dating programs based on its historical experience with the established list of customers eligible for such programs.  In addition, the Company minimizes its exposure to bad debts by utilizing established credit limits for each customer.  If, however, product sales by our customers during the seasonal selling period should fall significantly below expectations, such customers’ financial condition could be adversely affected, increasing the risk of not collecting these seasonal dating receivables and, possibly, resulting in additional bad debt charges.  The Company does not make any sales under consignment or similar arrangements.

Earnings per Common and Common Equivalent Share

Earnings per common and common equivalent share-basic are computed based upon the weighted average number of shares outstanding during the period.  Earnings per common and common equivalent share-diluted reflects the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock.

Employee Stock Option Plans

The Company has elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and continues to follow Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method.  Accordingly, no compensation expense is recorded for the stock options issued to employees unless the option price is below market at the measurement date.  The Company does not at this time issue stock options below market value at the date of grant; therefore no compensation expense has been recorded in the financial statements.  Had compensation expense for the Company’s stock options been determined in accordance with the fair value method in SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Year ended January 31, (In thousands, except per share data)	2003	2004	2005
Net earnings:
As reported	$57,772	$86,351	$96,514
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	2,202	2,428	2,409
Pro forma	$55,570	$83,923	$94,105
Net earnings per common share:
As reported:
Basic	$1.25	$1.89	$2.24
Diluted	1.24	1.88	2.22
Pro forma:
Basic	$1.20	$1.83	$2.18
Diluted	1.19	1.82	2.16

The fair value of each option is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2004	2005

Expected volatility	43.26%	41.48%	32.0%
Risk free interest rates	4.48%	2.73%	3.80%
Expected lives	5	5	5
Expected dividend yield	0.74%	0.87%	1.40%

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefits.

Direct-response advertising relates to the Company’s Miles Kimball and Walter Drake businesses and consists primarily of the costs to produce direct-mail order catalogs that include order forms for the Company’s products.  The capitalized production costs are amortized for each specific catalog mailing over the period following catalog distribution in proportion to revenues (orders) received, compared to total estimated revenues for that particular catalog mailing.  The amortization period is generally from three to six months and does not exceed twelve months.  Deferred direct-response advertising costs of $7.4 million and $5.6 million were reported as assets at January 31, 2004 and January 31, 2005, respectively.

In certain of the Company’s wholesale businesses, catalog production costs are capitalized and expensed as the catalogs are distributed, generally over less than a twelve month period.  The Consolidated Balance Sheets reflect $0.5 million and $0.1 million of these costs at January 31, 2004 and 2005, respectively.

Note 2.       New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43”. This Standard requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that allocation of fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for the Company for inventory costs incurred after February 1, 2006. While the Company believes this Standard will not have a material effect on its financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements.  While the Company previously adopted, for disclosure purposes only, the fair value based method of accounting pursuant to SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No. 123R requires a forfeiture assumption for its unvested awards. Additionally, SFAS No. 123R amends the presentation of the statement of cash flows and requires additional annual disclosures.  The Company will apply the provisions of this Standard using the modified prospective method for the unvested portion of previously issued awards that remain outstanding at February 1, 2006.  The implementation of this standard is not expected to have a material impact on the financial statements.

Note 3.       Business Acquisitions

On May 10, 2002, the Company purchased all of the interests in CBK, Ltd., LLC (“CBK”), now known as CBK Styles, Inc., a designer and marketer of premium everyday home décor, for approximately $51.5 million in cash.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $40.0 million, which will be deductible for income tax purposes over 15 years.  The results of operations of CBK are included in the Consolidated Statements of Earnings of the Company since May 11, 2002.  For segment reporting purposes, CBK is included in the Wholesale segment.

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

On June 20, 2003, the Company acquired a 100% interest in Kaemingk B.V. (“Kaemingk”), a designer and marketer of a wide range of premium seasonal decorations.  Kaemingk’s product lines feature Christmas décor, including ornaments, lighting, trim, glassware, candles and plush animals, as well as spring and summer decorative accents.  The acquisition of Kaemingk aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the Home Expressions industry.  The cash purchase price was approximately $36.2 million less cash acquired of $7.7 million resulting in net cash paid of $28.5 million.  Approximately $30.6 million of the cash purchase price was borrowed under the Company’s $200 million unsecured revolving credit facility.  The Company also assumed Kaemingk’s long-term debt of approximately $14.4 million.  The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $17.6 million will not be deductible for income tax purposes.  In addition to the fixed purchase price, there is contingent consideration payable in the form of a three-year earn out provision based on a pre-defined formula related to a multiple of earnings before interest and income taxes.  The first annual earn out of $3.4 million was recorded in the first quarter and paid in the second quarter of fiscal 2005, and increased the goodwill to approximately $21.0 million.  The results of operations of Kaemingk are included in the Consolidated Statements of Earnings of the Company since June 21, 2003.  For segment reporting purposes, Kaemingk is included in the Wholesale segment.

On December 22, 2003, the Company acquired 100% of Walter Drake, a direct marketer of value-priced household products including household gifts, gadgets and convenience products, personalized merchandise, home décor and holiday cards under the Walter Drake and Home Marketplace catalog titles, for approximately $54.2 million in cash.  The acquisition of Walter Drake aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the Home Expressions industry.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million, which will be deductible for income tax purposes over 15 years.  During the quarter ended April 30, 2004, the Company made an adjustment to the preliminary purchase price for additional liabilities primarily related to severance of employees of the Colorado Springs facility as of the acquisition date.  These additional costs related to the integration of the Walter Drake business into Miles Kimball, which is essentially complete as of January 31, 2005.  These adjustments increased the goodwill by approximately $3.1 million to $28.5 million.  As a result of payments made during the year, an approximate $0.2 million liability remains on the balance sheet at January 31, 2005.  The other intangibles acquired consist of approximately $12.0 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus approximately $6.0 million of customer lists, which will be amortized on an accelerated basis over 10 years.  The results of operations of Walter Drake are included in the Consolidated Statements of Earnings of the Company since December 23, 2003.  For segment reporting purposes, Walter Drake is included in the Catalog & Internet segment.

On September 10, 2004, the Company acquired 100% interests in Edelman B.V. (“Edelman”), a designer and marketer of everyday home, garden and seasonal décor, and Euro-Decor B.V. (“Euro-Decor”), a designer and marketer of traditional and contemporary gift and florist products.  The acquisitions align with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the Home Expressions industry.  The cash purchase price was approximately $48.6 million less cash acquired of $1.1 million resulting in net cash paid of $47.5 million.  Included in the purchase price is a $9.2 million earn out based on a multiple of 2004 earnings before interest and income taxes that the combined companies have achieved.  The Company also assumed Edelman and Euro-Decor’s long-term debt of approximately $7.2 million.  During the fourth quarter, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment for $3.8 million, as well as the net pension asset of $0.6 million.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $32.9 million, which will not be deductible for income tax purposes.  The results of operations of Edelman and Euro-Decor are included in the Consolidated Statements of Earnings of the Company since September 11, 2004.  For segment reporting purposes, Edelman and Euro-Decor are included in the Wholesale segment.

The following provides a preliminary allocation of the purchase price of Edelman and Euro-Decor:

(In thousands)
Cash Purchase Price	$48,587
Less: Assets acquired
Cash	1,112
Accounts receivable	23,684
Inventories	16,964
Prepaid and other	4,044
Property, plant and equipment	10,109
Other assets	624
Total assets acquired	56,537
Plus: Liabilities assumed
Bank line of credit	18,523
Accounts payable	3,227
Accrued expenses	11,911
Other liabilities	22
Debt	7,195
Total liabilities assumed	40,878
Unallocated purchase price (goodwill)	$32,928

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company, Miles Kimball, Kaemingk, Walter Drake, Edelman and Euro-Decor assuming that the acquisitions of Miles Kimball, Kaemingk, Walter Drake, Edelman and Euro-Decor had taken place on February 1, 2003.  The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Miles Kimball, Kaemingk, Walter Drake, Edelman and Euro-Decor and no representation is made by the Company with respect to the accuracy of such information.  The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of Miles Kimball’s, Walter Drake’s, Edelman’s and Euro-Decor’s property, plant, and equipment, amortization of identifiable intangibles of Miles Kimball and Walter Drake and income tax expense.

Year ended January 31, (In thousands except per share data) (Unaudited)	2004	2005
Net sales	$1,691,425	$1,648,622
Net earnings	88,376	97,574
Basic:
Net earnings per common share	$1.93	$2.26
Diluted:
Net earnings per common share	$1.92	$2.24

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2003.

Note 4.       Restructuring and Impairment Charges

During fiscal 2004, the Company recorded restructuring and impairment charges of $23.8 million pre-tax of which $23.0 was recorded in the fourth quarter and $0.8 million was recorded in the third quarter. These charges were primarily a result of ongoing efforts by the Company to rationalize and align its Wholesale segment operations with the changing marketplace and global supply chain requirements.  The following summarizes the components of these charges:

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

During the third and fourth quarters of fiscal 2004, the Company recorded asset impairments of facilities and equipment totaling $3.4 million pre-tax and severance payments to employees of $0.5 million pre-tax related to the closure of its Hyannis, Massachusetts manufacturing facility. In conjunction with the closing, the Company eliminated 43 jobs, comprised of manufacturing and management positions. This manufacturing facility, which was the Company’s smallest, is located in a busy downtown area of Cape Cod, making transportation of raw materials and finished products to and from the location challenging. Operations have been consolidated into Blyth’s manufacturing facility in Batavia, Illinois.

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

During the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $2.6 million pre-tax as a result of putting Wax Lyrical, its UK specialty retailer, into administrative receivership.  Wax Lyrical had cash balances of approximately $3.3 million, which were required to be turned over to the receiver.  Wax Lyrical has been included in the consolidated financial statements of the Company since fiscal 2001 during which time Wax Lyrical had annual revenues of approximately $16 - 18 million and incurred annual operating losses of approximately $2 - 3 million.

The following is a tabular rollforward of the restructuring charges described above that were recorded on the balance sheet of the Company:

(In thousands)	Lease Obligations	Severance Costs	Total
Balance at February 1, 2003	$405	$—	$405
Payments made against 2003 charges	(405)	—	(405)
Fiscal 2004 charges	967	2,615	3,582
Payments made against 2004 charges	(62)	(220)	(282)
Balance at January 31, 2004	905	2,395	3,300
Payments made against 2004 charges	(766)	(2,155)	(2,921)
Reversal of over accrual to income of 2004 charges	(139)	(228)	(367)
Balance at January 31, 2005	$—	$12	$12

The reversal of $0.4 million of restructuring charges in fiscal 2005 was primarily due to the favorable settlement of lease obligations, lower than estimated bonus payments and lower outplacement services costs associated with the fiscal 2004 restructuring.

Note 5.       Assets Held for Sale

During the fourth quarter of fiscal 2004, the Company decided to divest its decorative gift bag business, Jeanmarie Creations, in the Wholesale segment through a sale to Jeanmarie’s senior management.  Therefore, the assets of Jeanmarie were classified as assets held for sale in the Company’s Consolidated Balance Sheet as of January 31, 2004.  The assets held for sale related to Jeanmarie were comprised principally of accounts receivable of $3.1 million, inventory of $3.4 million and property, plant and equipment of $1.7 million.  The operating results related to Jeanmarie were immaterial to the consolidated operating results of the Company.  On April 6, 2004, the Company sold the business to Jeanmarie’s management and associated investors for $10.0 million in cash.  The sale resulted in a taxable gain of approximately $4.0 million.  In addition, $3.6 million of goodwill attributable to Jeanmarie, which was not tax deductible, was disposed of.

There is an additional $1.1 million classified as assets held for sale in the Consolidated Balance Sheet as of January 31, 2004 related to the Hyannis, Massachusetts manufacturing facility, the closure of which is discussed in Note 4.  On December 15, 2004, the Company sold the factory and outlet store for $2.4 million.

Certain assets in the Wholesale segment associated with the Maynard, Minnesota manufacturing facility were classified as assets held for sale in the third quarter of fiscal 2005 and sold in the fourth quarter of fiscal 2005 to a senior manager of the Company.  The sale price of $1.6 million, which was paid in full, was the Company’s best offer, and so considered to be on terms equivalent to those that prevail in an arm’s-length transaction.  The sale resulted in a loss of $0.3 million.

During the third quarter of fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition (refer also to Note 3 ), became available for sale and management maintains an active program to locate a buyer.  The fair value of the building of $3.9 million, which approximates the carrying value less selling costs, is classified as assets held for sale in the Consolidated Balance Sheet as of January 31, 2005.

Note 6.       Inventories

The major components of inventories are as follows:

January 31, (In thousands)	2004	2005
Raw materials	$25,104	$27,286
Work in process	915	2,641
Finished goods	182,562	205,057
	$208,581	$234,984

Note 7.       Prepaid and Other

Prepaid and other consists of the following:

January 31, (In thousands)	2004	2005
Taxes	$15,194	$15,457
Catalogs	7,928	7,186
Other	17,180	21,189
	$40,302	$43,832

Note 8.       Other Intangibles

Other intangible assets consisted of the following (in thousands):

	January 31, 2004			January 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	1,500	13,500	15,000	3,867	11,133
Total	$43,100	$1,500	$41,600	$43,100	$3,867	$39,233

Amortization is being recorded on an accelerated basis over the estimated lives of the customer lists ranging from 10 to 12 years.  Amortization expense was $1.5 million in fiscal 2004 and $2.4 million in fiscal 2005.  Estimated amortization expense for the next five fiscal years is as follows:  $2.1 million, $1.8 million, $1.5 million, $1.5 million, and $1.2 million.  The weighted average remaining life of the Company’s customer lists was 9.5 years at January 31, 2005.

Note 9.       Accrued Expenses

Accrued expenses consist of the following:

January 31, (In thousands)	2004	2005
Compensation and certain benefits	$21,484	$26,298
Deferred revenue	13,095	13,724
Promotional expenses	23,307	26,849
Taxes, other than income	10,019	7,960
Interest payable	8,642	8,630
Restructuring charges	3,300	12
Self-insurance reserves	2,921	2,452
Other	14,627	8,922
	$97,395	$94,847

Note 10.       Bank Lines of Credit

As of January 31, 2005, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2005.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at January 31, 2005.

At January 31, 2005, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At January 31, 2005, approximately $0.1 million of letters of credit were outstanding under this credit line.

As of December 31, 2004, The Gies Group (“Gies”) had available lines of credit of approximately $44.5 million.  No amounts were outstanding at December 31, 2004.  The lines of credit are renewed annually.

Colony Gift Corporation Limited (“Colony”) has a $23.0 million short-term revolving credit facility with Barclays Bank, which matures in June 2005.  As of December 31, 2004, Colony had borrowings under the credit facility of approximately $4.9 million, at a weighted average interest rate of 5.8%.

As of December 31, 2004, Kaemingk had available lines of credit of approximately $37.3 million with ING Bank N.V.  No amounts were outstanding at December 31, 2004.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.

As of December 31, 2004, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $33.9 million with ABN Amro Bank N.V.  The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V.  As of December 31, 2004, approximately $6.9 million was outstanding under the credit line.

Note 11.       Long-Term Debt

Long-term debt consists of the following:

January 31, (In thousands)	2004	2005
7.54% Senior Notes	$7,143	$3,571
7.90% Senior Notes	149,358	149,496
5.50% Senior Notes	99,792	99,814
Other	23,972	23,181
	280,265	276,062
Less current maturities	(4,522)	(4,489)
	$275,743	$271,573

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due June 2005.  As of January 31, 2005, $3.6 million of principal remained outstanding.  Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth.  At January 31, 2005, the Company was in compliance with such provisions.  Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At January 31, 2005, the Company was in compliance with such provisions.  Interest is payable semi-annually on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million, 5.50%

Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At January 31, 2005, the Company was in compliance with such covenants.  Interest is payable semiannually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance were used for general corporate purposes.

The Company has a $200 million unsecured revolving credit facility, which matures on August 5, 2005 (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for general corporate purposes, which includes funding for strategic acquisitions and seasonal working capital needs.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios including, among others, a minimum level of net worth and a maximum level of leverage.  The Credit Facility also imposes limitations on, among other things, certain payments, the imposition of liens on our assets, indebtedness that may be incurred by our subsidiaries, investments we may make and sales of our assets.  At January 31, 2005, the Company was in compliance with such covenants.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate (5.25% at January 31, 2005) or at the Eurocurrency rate plus a credit spread ranging from 0.525% to 1.5%, calculated on the basis of a combination of the Company’s senior unsecured long-term debt rating and the Company’s usage of the Credit Facility.  On January 31, 2005, $3.3 million letters of credit were outstanding under the Credit Facility.  The Company intends to renew the credit arrangement before the August maturity date.

At January 31, 2005, Miles Kimball had approximately $9.9 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At December 31, 2004, Kaemingk had approximately $8.8 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.1%.  The bank loans have maturity dates ranging from 2005 through 2021.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

At January 31, 2005, CBK had $4.5 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 2.6% at January 31, 2005.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

Maturities under debt obligations for the fiscal years ending January 31 are as follows (In thousands):

2006	4,489
2007	803
2008	827
2009	3,348
2010	150,529
Thereafter	116,066
$276,062

The estimated fair value of the Company’s $280.3 million and $276.1 million total long-term debt (including current portion) at January 31, 2004 and 2005 was approximately $312.8 million and $303.0 million, respectively.  The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Note 12.       Employee Benefit Plans

Certain employees of Miles Kimball are covered by the Miles Kimball Company Retirement Plan (the Plan).  This non-contributory, defined benefit retirement plan provides benefits based on years of service and employee compensation for specified periods.  When the Company acquired Miles Kimball on April 1, 2003, a decision was made to cease the accrual of benefits for all Plan participants, except to the extent that a benefit accrual is required to comply with Section 416 of the Internal Revenue Code.  The Plan was frozen effective May 31, 2003.  All vested benefits that have been accrued as of May 31, 2003 will continue to be held for participants under the terms of the Plan.

The Company has additional defined benefit retirement plans outside the U.S. following the acquisitions of Edelman and Euro-Decor in September 2004.  The benefits provided under these plans are based primarily on years of service and compensation levels.

The Company’s defined benefit pension plan in the United States uses a January 31 measurement date.  The Company’s defined benefit pension plans in the Netherlands use a September 30 measurement date.

As of the measurement dates (September 30 and January 31), the status of the Company’s defined benefit pension plans was as follows (in thousands):

	2004	2005
Change in benefit obligations:
Benefit obligation, beginning of year	$—	$15,255
Benefit obligation acquired	15,167	10,879
Interest cost	604	742
Actuarial loss	147	(1,321)
Benefits paid	(663)	(917)
Foreign currency rate changes	—	154
Benefit obligation, end of year	$15,255	$24,792

Change in plan assets:
Fair value of plan assets, beginning of year	$—	$10,508
Plan assets acquired	8,698	11,481
Actual return on plan assets	1,673	412
Employer contributions	800	145
Benefits paid	(663)	(917)
Foreign currency rate changes	—	163
Fair value of plan assets, end of year	$10,508	$21,792
Funded status	$(4,747)	$(3,000)
Unrecognized actuarial gain	(973)	(1,895)
Net amount recognized	$(5,720)	$(4,895)

Amounts recognized in the statement of financial position consist of (in thousands):

	2004	2005
Prepaid pension asset	$—	$633
Pension liability	(5,720)	(5,528)
Net amount recognized	$(5,720)	$(4,895)

Weighted average assumptions used to determine projected benefit obligations at September 30 and January 31, were as follows:

	2004	2005
Weighted average discount rate	5.00%	5.28%
Rate of increase in compensation levels	2.50%	2.50%

For fiscal 2004 and fiscal 2005, the Company’s defined benefit plans had accumulated benefit obligations of approximately $15.3 million and $23.8 million, respectively.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were:

	2004	2005
Projected benefit obligation	15,255	13,759
Accumulated benefit obligation	15,255	13,759
Fair value of plan assets	10,508	10,148

Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plan for the years ended January 31, were as follows (in thousands):

	2004	2005
Service cost	$—	$210
Interest cost	604	890
Expected return on plan assets	(553)	(1,076)
Net periodic benefit cost	$51	$24

Weighted average assumptions used to determine net periodic benefit cost for the years ended January 31, were as follows:

	2004	2005
Discount rate	5.00%	5.17%
Expected return on plan assets	8.00%	5.86%
Rate of increase in compensation levels	2.50%	2.50%

The defined benefit pension plan asset allocation as of the measurement dates (September 30 and January 31), presented as a percentage of total plan assets, were as follows:

	2004	2005
Equity securities	71.5%	33.4%
Debt securities	26.8%	66.0%
Other	1.7%	0.6%
Total	100.0%	100.0%

For fiscal 2005, the Company’s weighted average expected long-term rate of return on assets was 5.86%.  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The shift in plan assets from equity to debt securities is a result of the plan assets acquired in fiscal 2005.

Substantially all pension benefit payments are made from assets of the pension plans.  Using foreign exchange rates as of December 31, 2004 and expected future service, it is anticipated that the future benefit payments will be as follows:  $0.9 million in fiscal 2006, $1.0 million in fiscal 2007, $1.0 million in fiscal 2008, $1.0 million in fiscal 2009 and $6.2 million from fiscal 2010 to 2015.

The Company makes periodic cash contributions to its defined benefit plans.  The level of these contributions is within minimum required and maximum allowable government prescribed levels for the jurisdictions in which the Company operates.  In fiscal 2006, the Company expects to contribute $0.6 million of cash to these plans.

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees.  Contributions to all such plans are principally at the Company’s discretion except for the Section 401(k) Company matching contributions, which became guaranteed effective April 1, 2002.  The Gies Group contributes to a Swedish government-sponsored retirement system, which provides retirement benefits to certain of its employees.  Total expense related to all defined contribution plans for the years ended January 31, 2003, 2004 and 2005 was $5.0 million, $6.0 million and $9.3 million, respectively.

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

The minimum future rental commitments under operating leases are as follows (In thousands):

For the years ending January 31,
2006	$19,871
2007	16,020
2008	10,880
2009	6,646
2010	4,869
Thereafter	7,507
Total minimum payments required	$65,793

Rent expense for the years ended January 31, 2003, 2004 and 2005 was $26.0 million, $21.2 million and $29.3 million, respectively.

The Company leases certain office and warehouse space used in its Wholesale segment from a related party.  Under the terms of the lease, the Company is responsible for all real estate taxes, maintenance and insurance costs.  The lease rates were determined based on market rates for comparable property at the time of entering into the contract.  At January 31, 2005, the total future lease commitments under the related party lease, which expires in fiscal 2007, were approximately $0.8 million.  Rent expense associated with the related party leases was $0.9 million and $0.4 million in fiscal 2004 and fiscal 2005, respectively.

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

The Company has entered into an employment agreement with its Chairman and CEO, Mr. Robert B. Goergen, dated as of August 1, 2000, as amended by Amendment No. 1 dated as of June 15, 2002 and Amendment No. 2 dated as of March 31, 2004 (sometimes herein referred to as “agreement” or “employment agreement”).  Pursuant to the employment agreement, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 7,500,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 7,500,000 shares of Company Common Stock.

In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 7,500,000 shares of Company Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his spouse.  There is no specified effective date or stock price requirement in the agreements.  The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor’s estate, or his or her beneficiaries, as the case may be, can then sell all of the shares of the Company Common Stock owned by them without registration.  The Company has recorded a liability of approximately $50,000 at January 31, 2005 related to the future costs to register the securities.

Note 14.       401(k) and Profit Sharing Plan

During the third quarter of fiscal 2004, the Company became aware of an issue involving its 401(k) and profit sharing plan.  This issue arose effective April 1, 2002 when the Company amended the plan to allow participants to direct voluntary contributions to be invested in the Company’s common stock, and to permit other investments in the plan to be transferred into the Company’s common stock.  These amendments may have caused the continued operation of the plan since April 1, 2002 to be deemed to be an offering of securities that should have been registered under the Securities Act of 1933  (the “1933 Act”).  If interests should have been registered, the failure of the Company to register interests in the plan may entitle participants to remedies under the 1933 Act, including rescission or damages.  The Company ceased allowing participants to make new investments in Company common stock effective October 17, 2003.  The Company has elected to adopt the so-called “restorative” approach with respect to persons who invested in the Plan on or after April 1, 2002 and on or before October 17, 2003, the last day on which participants in the Plan could make investments in the Company Stock Fund.  Under the restorative approach, the Company made additional contributions to the Plan accounts of participants in the total amount of approximately $2,700.  In the case of a limited number of former participants, payments in the amount of contributions that were due to be made to such participants’ Plan accounts were mailed directly to such former participants.  Due to the statue of limitations, based on each individual participant’s state of residence, future restorative payments may be required if additional losses were incurred after December 1, 2003.

Note 15.       Guarantees

From time to time, the Company is party to agreements under which it may be obligated to indemnify a third party with respect to certain matters.  Typically, these obligations arise as a result of leases entered into by the subsidiaries, under which Blyth agrees to indemnify a third party against losses arising from a breach of representations related to lease obligations assumed.  In these circumstances, payment by Blyth is conditioned on the other party making a claim pursuant to the procedures specified in the lease.  These procedures generally allow Blyth to challenge the other party’s claims.  In addition, Blyth’s obligations under these agreements may be limited in terms of time and amount. Historically, payments made by Blyth under these arrangements have not had a material effect on the business, financial condition or results of operations.  Blyth believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company’s business, financial condition or results of operations.  The maximum potential amount of future payments due under these lease arrangements, approximate $19.1 million.  These amounts are included as part of the Company’s consolidated lease commitments as reported in Note 13, Commitments and Contingencies.  The lease guarantees have expiration dates through fiscal 2014.

Note 16.       Income Taxes

Earnings before provision for income taxes:

Year ended January 31, (In thousands)	2003	2004	2005
United States	$118,912	$79,809	$72,632
Foreign	23,645	57,084	76,444
	$142,557	$136,893	$149,076

Income tax expense consists of the following:

Year ended January 31, (In thousands)	2003	2004	2005
Current income tax expense:
Federal	$36,319	$28,943	$21,592
State	5,739	4,710	3,393
Foreign	6,263	17,308	15,530
	48,321	50,961	40,515
Deferred income tax expense (benefit):
Federal	4,390	(565)	11,456
State	775	(160)	981
Foreign	(454)	141	(30)
	4,711	(584)	12,407
	$53,032	$50,377	$52,922

Significant components of the Company’s deferred tax assets and liabilities are as follows:

January 31, (In thousands)	2004	2005
Deferred tax assets:
Accrued expenses and other	$410	$294
Allowance for doubtful receivables	1,473	1,150
Employee benefit plans	1,052	2,588
Inventory reserves	6,364	6,135
Net operating loss and other tax credit carryforwards	5,756	5,926
Other reserves	3,871	3,013
Valuation allowance	(2,673)	(4,038)
	16,253	15,068
Deferred tax liabilities:
Prepaids	—	(3,892)
Depreciation and amortization	(35,835)	(43,848)
	$(35,835)	$(47,740)
Net deferred tax liability	$(19,582)	$(32,672)

The valuation allowance relates to certain non-U.S. tax loss carryforwards, for which the Company believes, due to various limitations in these foreign jurisdictions, it is more likely than not that such benefits will not be realized, and to a U.S. loss carryforward where the benefit is limited by the U.S. tax regulations.  The increase in the valuation allowance from the prior year is principally due to a change in the Company’s belief that a certain non-U.S. tax loss carryforward would not give rise to a benefit.  At January 31, 2005, the Company has a $17.0 million net operating loss carryforward, which consists of approximately $6.5 million of federal net operating loss that expires on January 31, 2023 and foreign net operating losses of $10.5 million, which have an indefinite expiration.

As of January 31, 2005, undistributed earnings of foreign subsidiaries considered permanently invested for which deferred income taxes have not been provided were approximately $115.0 million.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

Year ended January 31, (In thousands)	2003	2004	2005
Tax provision at statutory rate	$49,895	$47,913	$52,176
Tax effect of:
State income taxes, net of federal benefit	4,234	2,958	6,618
Foreign rate differential	(2,667)	(2,530)	(5,663)
Other, net	1,570	2,036	(209)
	$53,032	$50,377	$52,922

The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period.  Amounts accrued for the potential tax assessments primarily recorded in long-term liabilities total $13.6 million and $17.0 million at January 31, 2004 and 2005, respectively. Accruals relate to tax issues for U.S. federal, domestic state and taxation of foreign earnings.  The amounts provided are included in the appropriate categories in the table above.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”).  The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision sometime during fiscal 2006.

The range of possible amounts that we are considering for repatriation under this provision is between zero and $100 million. While we estimate that the related potential range of additional income tax is between zero and $11 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

Note 17.       Stock Based Compensation

At January 31, 2005, the Company had three stock-based compensation plans, which are described below.

The Company’s Amended and Restated 1994 Employee Stock Option Plan (the “Employee Option Plan”) provides for the grant to officers and employees of both “incentive stock options” and stock options that are non-qualified for Federal income tax purposes.  The total number of shares of common stock for which options may be granted pursuant to the Employee Option Plan shall not exceed the sum of 2,880,000 shares plus an additional number of shares, which were to be added on February 1, 2001, and each anniversary thereof during the term of Employee Option Plan, equal to the lesser of (x) 0.75% of the total outstanding shares of common stock of the Company on the applicable anniversary date and (y) 600,000 shares up to a maximum of 5,280,000 shares.

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

On March 31, 2004, the Board of Directors of the Company unanimously approved Amendment No. 1 to the 2003 Plan, and the stockholders approved Amendment No. 1 to the 2003 Plan at the Annual Meeting of Stockholders on June 24, 2004 (the “2004 Annual Meeting”), effective as of such approval, non-employee directors will no longer receive option grants.  Instead, annual awards will be determined by the Company’s full Board of Directors, subject to an annual limit of awards of 5,000 shares of Common Stock or share equivalents for new non-employee directors and 2,500 shares of Common Stock or share equivalents for continuing non-employee directors.  At the 2004 Annual Meeting, each non-employee director with at least six months service was granted 1,500 restricted stock units vesting in two equal installments beginning on the first anniversary of the date of grant instead of the Annual Grant.

Transactions involving restricted stock are summarized as follows (in shares):

	2004	2005
Outstanding grants at beginning of year	—	13,000
New shares granted	18,000	83,795
Shares forfeited	(5,000)	(3,960)
Shares vested	—	—
Outstanding grants at year-end	13,000	92,835

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price
Outstanding at February 1, 2002	1,910,051	$22.63
Options granted	538,500	27.30
Options exercised	(193,906)	17.38
Options cancelled	(178,800)	25.05
Outstanding at January 31, 2003	2,075,845	24.87
Options granted	396,000	26.14
Options exercised	(253,820)	22.81
Options cancelled	(133,700)	25.54
Outstanding at January 31, 2004	2,084,325	25.26
Options granted	8,500	31.69
Options exercised	(397,325)	23.62
Options cancelled	(170,067)	24.59
Outstanding at January 31, 2005	1,525,433	$25.80

At January 31, 2003, 2004 and 2005, options to purchase 806,677, 920,724 and 874,066 shares, respectively, were exercisable.

Options outstanding and exercisable as of January 31, 2005, by price range:

	Outstanding			Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$9.96 - 24.97	472,333	5.14	$22.69	321,533	$22.42
25.03 - 29.97	922,600	6.77	26.66	446,533	26.95
30.44 - 36.00	130,500	5.59	31.90	106,000	31.94
	1,525,433			874,066

The weighted average fair value of options granted during the years ended January 31, 2003, 2004 and 2005 was  $11.29, $9.68 and $9.52, respectively.

Certain members of the Company’s management have been granted phantom stock appreciation rights (“SARs”). These SARs vest in equal installments as of the end of each fiscal year and are subject to a term as specified in each individual agreement.  Upon exercise of the SARs, the participant is entitled to receive a payout amount as defined in the agreement.  At the expiration of the term, any outstanding portion of vested SARs is deemed to be exercised, and the participant is entitled to a payout.  The Company’s Consolidated Balance Sheets reflect a liability for these SARs in the amount of $0.5 million and $0.0 million at January 31, 2004 and 2005, respectively.

Note 18.       Segment Information

As a result of certain organizational changes implemented in the beginning of fiscal 2005, the Company reevaluated its reporting segments pursuant to SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, and determined to report financial information with respect to three segments beginning with the quarter ended April 30, 2004.  These new reporting segments are as follows - the Direct Selling segment, the Wholesale segment and the Catalog & Internet segment.  Prior year segment information has been restated to conform with the current year presentation.  This revision of segments had no effect on the Company’s reporting units for purposes of goodwill impairment reviews under SFAS No. 142.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products.  These products are sold direct to the consumer under the PartyLite® brand in North America, Europe and Australia through a network of independent sales consultants using the party plan method of direct selling.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles.  Products in this segment are sold in North America and Europe  to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®(1), Florasense®, Gies®(1), Holiday 365™, Kaemingk™(2), Liljeholmens®, Seasons of Cannon Falls® and Triumph Tree®(1) brands.  In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel® and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts and kitchen accessories under the Exposures®, Miles Kimball®, Walter Drake®, The Home Marketplace® and Directions…the path to better health® brands.  These products are sold primarily in North America.

Earnings in all segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other income (expense) includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets, goodwill and long-term investments) based on physical location.

(1) Colonial, Euro-Decor, Gies and Triumph Tree trademarks are registered and sold only outside the United States.

(2) Kaemingk is sold only outside the United States.

Operating Segment Information

Year ended January 31, (In thousands)	2003	2004	2005
Net Sales
Direct Selling	$717,442	$764,527	$735,863
Wholesale	571,141	630,318	656,921
Catalog & Internet	—	110,728	193,513
Total	$1,288,583	$1,505,573	$1,586,297

Earnings
Direct Selling (2)	$145,169	$136,423	$131,930
Wholesale (1),(2)	10,348	10,026	30,699
Catalog & Internet	—	6,628	6,701
Operating profit	155,517	153,077	169,330
Other income (expense)	(12,960)	(16,184)	(20,254)
Earnings before income taxes and cumulative effect of accounting change	$142,557	$136,893	$149,076

Identifiable Assets
Direct Selling	$246,607	$273,900	$249,126
Wholesale	468,986	519,647	613,819
Catalog & Internet	—	160,380	164,237
Unallocated Corporate	144,491	174,036	48,638
Total	$860,084	$1,127,963	$1,075,820

Capital Expenditures
Direct Selling	$5,321	$5,333	$8,196
Wholesale	7,409	14,097	9,611
Catalog & Internet	—	1,399	2,235
Unallocated Corporate	1,592	1,134	934
Total	$14,322	$21,963	$20,976

Depreciation and Amortization
Direct Selling	$12,386	$12,174	$11,964
Wholesale	16,873	19,890	17,937
Catalog & Internet	—	2,858	4,482
Unallocated Corporate	953	1,032	1,217
Total	$30,212	$35,954	$35,600

GEOGRAPHIC INFORMATION
Net Sales
United States	$943,009	$1,026,275	$1,015,992
Germany	134,983	177,443	203,796
Other International	210,591	301,855	366,509
Total	$1,288,583	$1,505,573	$1,586,297

Long Lived Assets
United States	$288,617	$391,517	$376,209
International	77,498	118,183	171,548
Total	$366,115	$509,700	$547,757

(1)       2003 Wholesale segment earnings include an impairment charge of approximately $2.6 million as a result of placing Wax Lyrical into administrative receivership (See Note 4 to the Consolidated Financial Statements).

(2)       2004 earnings include $23.8 million of restructuring and impairment charges of which $17.1 million relates to the Wholesale segment and $6.7 million relates to the Direct Selling segment  (See Note 4 to the Consolidated Financial Statements).

Note 19.       Stock Repurchase Plan

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the share repurchase program.  The Company repurchases shares to offset grants of restricted stock and shares issued upon exercise of stock options and to decrease shares outstanding.  During fiscal 2005, the Company purchased an additional 216,700 shares on the open market for a cost of $7.1 million, bringing the cumulative total purchased shares to 4,561,800 as of January 31, 2005 for a total cost of approximately $112.5 million.  The acquired shares are held as common stock in treasury at cost.

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.6 million including fees and expenses.  The tender offer was funded with $86.1 million of available cash and $86.5 million of borrowings against the Company’s $200 million Credit Facility.  The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

Note 20.       Earnings Per Share

The following table presents the components of basic and diluted net earnings per common share:

Year ended January 31, (In thousands)	2003	2004	2005
Net earnings	$57,772	$86,351	$96,514
Weighted average number of common shares outstanding:
Basic	46,256	45,771	43,136
Dilutive effective of stock options and restricted shares	259	256	420
Weighted average number of common shares outstanding:
Diluted	46,515	46,027	43,556

As of January 31, 2003, 2004 and 2005, options to purchase 417,800, 456,800 and 50,200 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 21.       Fire Loss

In July 2003, the Company’s manufacturing facility located in Monterrey, Mexico was destroyed by fire.  Products manufactured at this leased facility were primarily for the North American mass market.  Customer service disruptions were minimal as other Company facilities and third party suppliers met the production requirements.  The Company has decided not to rebuild the Monterrey facility.  The loss of fixed assets and inventory totaled approximately $8.0 million.  The Company incurred additional costs of $1.9 million through January 31, 2004, primarily for the additional production costs of manufacturing product at different facilities.   Some of these costs remained in ending inventory at January 31, 2004.  The Company is insured for losses related to this fire and has received $11.3 million in insurance proceeds as of January 31, 2005.

Note 22.       Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the years ended January 31 is as follows:

	2004 Quarter Ended
	(In thousands, except per share data)
	April 30	July 31	October 31	January 31
Net sales	$311,991	$275,268	$431,901	$486,413
Gross profit	161,396	134,552	196,938	230,789
Net earnings	19,627	11,246	34,774	20,704
Net earnings per common and common equivalent share: (1)
Basic	$0.43	$0.25	$0.76	$0.45
Diluted	0.42	0.24	0.76	0.45

	2005 Quarter Ended
	(In thousands, except per share data)
	April 30	July 31	October 31	January 31
Net sales	$358,980	$289,063	$439,444	$498,810
Gross profit	183,011	146,111	200,680	241,878
Net earnings	17,675	9,445	30,243	39,151
Net earnings per common and common equivalent share: (1)
Basic	$0.39	$0.21	$0.74	$0.96
Diluted	0.38	0.21	0.73	0.95

(1)       The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Previous independent accountants

On March 16, 2004, the Board of Directors of the Company, acting upon the recommendation of the Audit Committee, dismissed PricewaterhouseCoopers LLP (“PwC”) as the independent accountants of the Company, effective as of April 26, 2004, the date of its report on the financial statements of the Company as of January 31, 2004 and for the year then ended, which financial statements were included in the Annual Report on Form 10-K for the year ended January 31, 2004.

PwC’s reports on the financial statements of the Company for the fiscal years ended January 31, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits of the financial statements of the Company for the two most recent fiscal years ended January 31, 2004, and through April 30, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in their reports on the Company’s financial statements for such fiscal years, except as follows:  In connection with its audit of the financial statements of the Company as of January 31, 2004 and for the year then ended, PwC advised the Company in early April 2004, that it believed that the Company’s then current designation of two reporting segments did not comply with the requirements of Statement of Financial Accounting Standards No. 131 (“Disclosures about Segments of an Enterprise and Related Information”), a position with which the Company did not agree.  The Audit Committee discussed the subject of the designation of operating segments with PwC.  The Company authorized PwC to respond fully to the inquiries of Deloitte & Touche LLP, the Company’s independent accountants for the fiscal year ending January 31, 2005, concerning this disagreement.

In response to PwC’s advice that it believed that the Company’s designation of two reporting segments did not comply with the requirements of SFAS 131, the Company reevaluated its reporting segments as at the end of each of its fiscal years ended January 31, 2004, 2003 and 2002.  As a result of such reevaluation, the Company determined to report its financial results in five reporting segments in fiscal 2004, and four reporting segments in fiscal 2003 and fiscal 2002.  This revision of segments had the related effect of requiring changes in the Company’s reporting units for purposes of goodwill impairment reviews under Statement of Financial Accounting Standards No. 142 (“Goodwill and Other Intangible Assets”), retroactive to the February 1, 2002 adoption date of SFAS 142.  This resulted in the need to perform impairment reviews of several additional reporting units as of February 1, 2002, and each subsequent year-end balance sheet date thereafter.  These impairment reviews indicated the need to record additional impairment charges as of the February 1, 2002 adoption of SFAS 142, specifically to write off $20.9 million in goodwill associated with the 1999 acquisition of the Gies

Group and $6.3 million in goodwill associated with the 1999 acquisition of the Colony Group.  Both of these businesses are components of the current Wholesale reporting segment (previously Wholesale Home Fragrance).  The Company’s fiscal 2003 financial statements were restated to reflect the recording of these $27.2 million in goodwill impairment charges as part of the cumulative effect of adopting SFAS 142 as of February 1, 2002.

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

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2005 because of the material weakness described below.

(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the principal executive and financial officers, and effected by the board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, such as human judgment, errors or mistakes, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment is to determine whether the company’s internal control over financial reporting was effective as of January 31, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management is unable to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in internal control over financial reporting. As of January 31, 2005, the Company did not maintain effective controls over the accounting for income taxes.  Specifically, the Company did not adequately identify, quantify and account for income tax contingencies; the Company did not adequately reconcile its effective tax rate to its statutory rate; and the Company did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. These control deficiencies result in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2005, based on criteria in Internal Control—Integrated Framework.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below in Item 9A(d) in the Annual Report and which expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005.

(c) Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, to address the material weakness described above, subsequent to January 31, 2005, the Company’s management has performed an extensive study and reconciliation of the income tax accounts and income tax contingencies. As a result, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. In addition, the enhanced reconciliation procedures performed to address this issue subsequent to year-end will continue to be performed in the future to ensure this matter is remediated.  Additionally, the Company has added a resource to the tax department to complete the necessary levels of review and has increased its focus on processes and procedures associated with accounting for income taxes.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), that Blyth, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.  At January 31, 2005, the Company had not designed and implemented effective controls over: (1) the process to identify, quantify and account for income tax contingencies; and (2) the reconciliation of the recorded amounts in the prior year of its tax accounts and balances to its tax return.  In addition, the Company’s controls over the reconciliation of its effective tax rate to its statutory rate did not operate effectively.  Although there were no misstatements identified, the combination of the two design deficiencies and the operating deficiency results in more than a remote likelihood that a material misstatement to the current and deferred tax asset and liability accounts, the income tax provision and the related disclosures will not be prevented or detected in the annual or interim consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005 of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

April 15, 2005

Chicago, Illinois

Item 9B.  Other Information

None

PART III

Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.   Certain Relationships and Related Transactions

Item 14.   Principal Accountant Fees and Services

The information required by Items 10 through 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2005.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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
10.6+

Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)

10.6(a)+

Amendment No. 1 dated as of June 15, 2002 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.6(b)+

Amendment No. 2 dated as of March 31, 2004 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.7+	Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to

Exhibit A to the Employment Agreement filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001)
10.7(a)+

Amendment No. 1 dated as of March 12, 2004 to the Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.7(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.8+

Credit Agreement, dated as of August 5, 2002, among the Registrant, the Banks listed therein, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and LaSalle Bank, National Association, as Co-Syndication Agents and Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.9+	Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed April 17, 2000)
10.9(a)+

Amendment No. 1 to the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.9(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.10+

Form of Non-transferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.11+

Form of Non-transferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.12+	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed April 19, 2002)
10.12(a)+

Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 10.12(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.13*+	Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant
10.14+	2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K/A filed April 17, 2003)
10.14(a)+	Amendment No. 1 to the 2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed April 27, 2004)
10.15**+	Director Compensation
16.	Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Registrant’s Annual Report on Form 10-K filed April 30, 2004)

21.**	List of Subsidiaries
23.1**	Consent of Deloitte & Touche LLP
23.2**	Consent of PricewaterhouseCoopers LLP
24.1**	Power of Attorney
24.2**	Certified Resolutions of the Board of Directors of the Registrant
31.1**	Section 302 Certification of Chairman and Chief Executive Officer President
31.2**	Section 302 Certification of Vice President and Chief Financial Officer
32.1**	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Included as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-77458) and incorporated herein by reference.

**          Filed herewith.

+                 Management contract or compensatory plan required to be filed by Item 15(a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2005	BLYTH, INC.

	By:	/s/ Robert B. Goergen
Name: Robert B. Goergen
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Goergen	Chairman and Chief Executive Officer;	April 15, 2005
Robert B. Goergen	Director (Principal Executive Officer)

/s/ Robert H. Barghaus	Vice President and Chief Financial Officer	April 15, 2005
Robert H. Barghaus	(Principal Financial and Accounting Officer)

/s/ Roger A. Anderson	Director	April 15, 2005
Roger A. Anderson

/s/ John W. Burkhart	Director	April 15, 2005
John W. Burkhart

/s/ Pamela M. Goergen	Director	April 15, 2005
Pamela M. Goergen

/s/ Neal I. Goldman	Director	April 15, 2005
Neal I. Goldman

/s/ Carol J. Hochman	Director	April 15, 2005
Carol J. Hochman

/s/ Wilma H. Jordan	Director	April 15, 2005
Wilma H. Jordan

/s/ James M. McTaggart	Director	April 15, 2005
James M. McTaggart

/s/ John E. Preschlack	Director	April 15, 2005
John E. Preschlack

/s/ Howard E. Rose	Director	April 15, 2005
Howard E. Rose

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedule

To the Board of Directors and

Stockholders of Blyth, Inc.:

Our audits of the consolidated financial statements referred to in our report dated April 26, 2004, appearing in the 2005 Annual Report to Stockholders of Blyth, Inc. and Subsidiaries on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut

April 26, 2004

S-1

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended January 31, 2003, 2004 and 2005

(In thousands)

Description	Balance at Beginning of Period	Acquired Balances	Charged to Costs and Expenses	Deductions	Balance at End of Period
2003

Allowance for doubtful accounts	$2,804	$255	$3,853	$(2,819)	$4,093
Income tax valuation allowance	1,841	—	500	(1,324)	1,017
Inventory reserve	20,502	400	22,709	(16,466)	27,145

2004

Allowance for doubtful accounts	$4,093	$623	$1,809	$(2,055)	$4,470
Income tax valuation allowance	1,017	1656	—	—	2,673
Inventory reserve	27,145	1343	15,462	(20,970)	22,980

2005

Allowance for doubtful accounts	$4,470	$538	$1,371	$(2,351)	$4,028
Income tax valuation allowance	2,673	—	1,565	(200)	4,038
Inventory reserve	22,980	1,730	14,130	(16,407)	22,433

S-2