Form 10-Q
period 2005-04-30
BLYTH INC
filed 2005-06-09
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

40,963,744 Common Shares as of May 31, 2005

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(In thousands, except share and per share data)	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,726	$91,695
Accounts receivable, less allowance for doubtful receivables of $3,515 and $4,028, respectively	111,536	124,603
Inventories	230,675	234,984
Prepaid and other	52,621	43,832
Assets held for sale	4,060	3,949
Deferred income taxes	15,081	15,068
Total current assets	506,699	514,131
Property, plant and equipment, at cost:
Less accumulated depreciation of $271,805 and $262,685, respectively	249,073	258,896
Other assets:
Investments	3,243	3,446
Goodwill	243,461	246,182
Other intangible assets, net of accumulated amortization of $4,417 and $3,867, respectively	38,683	39,233
Deposits and other assets	13,729	13,932
	299,116	302,793
Total assets	$1,054,888	$1,075,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$9,369	$11,813
Current maturities of long-term debt	4,452	4,489
Accounts payable	61,052	81,333
Accrued expenses	97,202	94,847
Dividends payable	8,601	—
Income taxes	11,178	9,477
Total current liabilities	191,854	201,959
Deferred income taxes	46,211	47,740
Long-term debt, less current maturities	271,062	271,573
Other long-term liabilities	32,388	33,199
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,492,660 shares and 50,367,827 shares, respectively	1,010	1,007
Additional contributed capital	126,208	118,148
Retained earnings	652,515	651,156
Accumulated other comprehensive income	24,811	36,102
Unearned compensation on restricted stock	(4,036)	—
Treasury stock, at cost, 9,533,416 shares and 9,468,416 shares, respectively	(287,135)	(285,064)
Total stockholders’ equity	513,373	521,349
Total liabilities and stockholders’ equity	$1,054,888	$1,075,820

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Three months ended April 30 (In thousands, except per share data)	2005	2004
Net sales	$355,768	$358,980
Cost of goods sold	187,423	175,969
Gross profit	168,345	183,011
Selling	111,861	115,075
Administrative	36,853	33,675
	148,714	148,750
Operating profit	19,631	34,261
Interest expense	5,081	5,209
Other expense (income), net	844	(868)
	5,925	4,341
Earnings before income taxes and minority interest	13,706	29,920
Income tax expense	3,975	12,195
Earnings before minority interest	9,731	17,725
Minority interest	(229)	50
Net earnings	$9,960	$17,675
Basic:
Net earnings per common share	$0.24	$0.39
Weighted average number of shares outstanding	40,904	45,665
Diluted:
Net earnings per common share	$0.24	$0.38
Weighted average number of shares outstanding	41,221	46,105

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

							Accumulated
			Additional				other
	Common stock		contributed	Retained	Treasury	Unearned	comprehensive
	Shares	Amount	capital	earnings	Stock	Compensation	income (loss)	Total
For the Three months ended April 30, 2004:
Balance, February 1, 2004	49,975,502	$999	$107,965	$570,171	$(105,389)	$—	$15,224	$588,970
Net earnings for the period				17,675				17,675
Foreign currency translation adjustments							(1,192)	(1,192)
Unrealized holding losses on certain investments (net of tax of $13)							(24)	(24)
Net gain on cash flow hedging instruments (net of tax of $117)							208	208
Comprehensive income								16,667
Common stock issued in connection with long-term incentive plan	204,525	5	5,385					5,390
Tax benefit from stock options			136					136
Dividends				(7,757)				(7,757)
Treasury stock purchases					(6,657)			(6,657)
Balance, April 30, 2004	50,180,027	$1,004	$113,486	$580,089	$(112,046)	$—	$14,216	$596,749
For the Three months ended April 30, 2005:
Balance, February 1, 2005	50,367,827	$1,007	$118,148	$651,156	$(285,064)	$—	$36,102	$521,349
Net earnings for the period				9,960				9,960
Foreign currency translation adjustments							(11,475)	(11,475)
Unrealized holding losses on certain investments (net of tax of $23)							(45)	(45)
Net gain on cash flow hedging instruments (net of tax of $118)							229	229
Comprehensive loss								(1,331)
Common stock issued in connection with long-term incentive plan	124,833	3	2,996					2,999
Tax benefit from stock options			281					281
Unearned compensation relating to issuance of restricted stock			4,783			(4,954)		(171)
Amortization of unearned compensation						918		918
Dividends				(8,601)				(8,601)
Treasury stock purchases					(2,071)			(2,071)
Balance, April 30, 2005	50,492,660	$1,010	$126,208	$652,515	$(287,135)	$(4,036)	$24,811	$513,373

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended April 30 (In thousands)	2005	2004
Cash flows from operating activities:
Net earnings	$9,960	$17,675
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,670	9,048
Tax benefit from stock options	281	136
Deferred income taxes	(1,140)	2,357
Equity in loss of investee	204	23
Minority interest	(268)	(13)
Gain on sale of assets held for sale	—	(364)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	9,952	2,452
Inventories	1,074	(4,518)
Prepaid and other	(9,423)	(1,234)
Deposits and other assets	141	(240)
Goodwill disposed of due to sale of assets held for sale	—	(3,621)
Accounts payable	(18,892)	(18,859)
Accrued expenses	3,901	6,156
Other liabilities	544	628
Income taxes	2,048	6,124
Total adjustments	(1,908)	(1,925)
Net cash provided by operating activities	8,052	15,750
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,380)	(2,953)
Purchases of long-term investments	—	(19,000)
Proceeds from sale of assets held for sale	—	9,752
Purchase of businesses, net of cash acquired	(22)	(6,565)
Net cash used in investing activities	(3,402)	(18,766)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,999	5,390
Purchases of treasury stock	(2,071)	(6,657)
Borrowings from bank line of credit	8,001	13,816
Repayments on bank line of credit	(10,097)	(6,716)
Repayments of long-term debt	(183)	(188)
Net cash provided by (used in) financing activities	(1,351)	5,645
Effect of exchange rate changes on cash	(2,268)	(88)
Net increase in cash and cash equivalents	1,031	2,541
Cash and cash equivalents at beginning of period	91,695	229,726
Cash and cash equivalents at end of period	$92,726	$232,267

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

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.  Other expense (income), net consists of interest income earned from investments, foreign currency gains and losses, gains and losses from sales of investments and the Company’s equity in the income or losses of unconsolidated investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all accruals necessary for fair presentation of the Company’s consolidated financial position at April 30, 2005 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2005 and 2004.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2005, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

(1) Colonial, Euro-Decor, Gies and Triumph Tree trademarks are registered and sold only outside the United States.

(2) Kaemingk is sold only outside the United States.

Employee Stock Options

The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and continues to follow Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method.  Accordingly, no compensation expense is recorded for the stock options issued to employees unless the option price is below market at the measurement date.  The Company does not at this time issue stock options below market value, therefore no compensation expense has been recorded in the financial statements.  Had compensation expense for the Company’s stock options been determined in accordance with the fair value method in SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended April 30,
(In thousands except per share data)	2005	2004
Net earnings:
As reported	$9,960	$17,675
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	478	439
Pro forma	$9,482	$17,236
Net earnings per common share:
As reported:
Basic	$0.24	$0.39
Diluted	0.24	0.38
Pro forma:
Basic	$0.23	$0.38
Diluted	0.23	0.36

2.                                      Business Acquisitions

On September 10, 2004, the Company acquired 100% interests in Edelman B.V. (“Edelman”), a designer and marketer of everyday home, garden and seasonal décor, and Euro-Decor B.V. (“Euro-Decor”), a designer and marketer of traditional and contemporary gift and florist products.  The acquisitions align with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the Home Expressions industry.  The cash purchase price was approximately $48.6 million less cash acquired of $1.1 million resulting in net cash paid of $47.5 million.  Included in the purchase price is a $9.2 million earn out that was paid in the first quarter of fiscal 2006 and was based on a multiple of 2004 earnings before interest and income taxes that the combined companies had achieved.  The Company also assumed Edelman and Euro-Decor’s long-term debt of approximately $7.2 million.  During the fourth quarter of fiscal 2005, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment for $3.8 million, as well as the net pension asset of $0.6 million.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $33.0 million, which will not be deductible for income tax purposes.  The results of operations of Edelman and Euro-Decor have been included in the Condensed Consolidated Statements of Earnings of the Company since September 11, 2004.  For segment reporting purposes, Edelman and Euro-Decor are included in the Wholesale segment.

The following provides a preliminary allocation of the purchase price of Edelman and Euro-Decor (in thousands):

Cash Purchase Price	$48,609
Less: Assets acquired
Cash	1,112
Accounts receivable	23,684
Inventories	16,964
Prepaid and other	4,044
Property, plant and equipment	10,109
Other assets	624
Total assets acquired	56,537
Plus: Liabilities assumed
Bank line of credit	18,523
Accounts payable	3,227
Accrued expenses	11,911
Other liabilities	22
Debt	7,195
Total liabilities assumed	40,878
Unallocated purchase price (goodwill)	$32,950

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company, Edelman and Euro-Decor assuming that the acquisitions of Edelman and Euro-Decor had taken place on February 1, 2004.  The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Edelman and Euro-Decor and no representation is made by the Company with respect to the accuracy of such information.  The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of Edelman’s and Euro-Decor’s property, plant, and equipment, and income tax expense.

	Three months ended April 30,
(In thousands except per share data)	2005	2004
Net sales	$355,768	$381,572
Net earnings	9,960	18,230
Basic:
Net earnings per common share	$0.24	$0.40
Diluted:
Net earnings per common share	$0.24	$0.40

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2004.

3.                                      Inventories

The components of inventory are as follows (in thousands):

	April 30, 2005	January 31, 2005
Raw materials	$25,519	$27,286
Work in process	838	2,641
Finished goods	204,318	205,057
	$230,675	$234,984

4.                                      Goodwill and Other Intangibles

The following table shows changes in the carrying amount of goodwill for the quarter ended April 30, 2005, by operating segment (in thousands):

			Catalog &
	Direct Selling	Wholesale	Internet	Total
Goodwill at January 31, 2005	$307	$171,353	$74,522	$246,182
Edelman and Euro-Decor acquisition costs	—	22	—	22
Foreign currency translation adjustment related to Kaemingk, Edelman and Euro-Decor goodwill	—	(2,743)	—	(2,743)
Total adjustments	—	(2,721)	—	(2,721)
Goodwill at April 30, 2005	$307	$168,632	$74,522	$243,461

Other intangible assets consisted of the following (in thousands):

	April 30, 2005			January 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	4,417	10,583	15,000	3,867	11,133
Total	$43,100	$4,417	$38,683	$43,100	$3,867	$39,233

Estimated amortization expense for the next five fiscal years is as follows:  $2.1 million, $1.8 million, $1.5 million, $1.5 million and $1.2 million.

5.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended April 30,
	2005	2004
Net earnings	$9,960	$17,675
Weighted average number of common shares outstanding:
Basic	40,904	45,665
Dilutive effect of stock options and restricted shares	317	440
Weighted average number of common shares outstanding:
Diluted	41,221	46,105

For the three-month period ended April 30, 2005 and 2004, options to purchase 53,000 and 645 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

6.                                      Segment Information

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

	Three months ended April 30,
(In thousands)	2005	2004
Net Sales
Direct Selling	$173,251	$189,863
Wholesale	146,319	127,763
Catalog & Internet	36,198	41,354
Total	$355,768	$358,980
Earnings
Direct Selling	$27,994	$38,002
Wholesale	(6,657)	(2,679)
Catalog & Internet	(1,706)	(1,062)
	19,631	34,261
Other expense	(5,925)	(4,341)
Earnings before income taxes and minority interest	$13,706	$29,920

	April 30, 2005	January 31, 2005
Identifiable Assets
Direct Selling	$255,262	$249,126
Wholesale	593,890	613,819
Catalog & Internet	166,843	164,237
Unallocated Corporate	38,893	48,638
Total	$1,054,888	$1,075,820

7.                                      Assets Held for Sale

During the third quarter of fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition, became available for sale and management maintains an active program to locate a buyer.  The fair value of the building of $4.1 million, which approximates the carrying value less selling costs, is classified as assets held for sale in the Condensed Consolidated Balance Sheet as of January 31, 2005 and April 30, 2005.

8.                                      Tender Offer

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

With the acquisitions of Miles Kimball in April 2003 and Walter Drake in December 2003, we entered the Catalog and Internet channel of distribution, giving us a presence in all of our desired channels.  The operations of Walter Drake have been integrated into those of Miles Kimball and form the core of our Catalog & Internet segment.

Net Sales

Net Sales in the quarter ended April 30, 2005, decreased $3.2 million, or 0.9%, to $355.8 million from $359.0 million a year earlier.  The decline in Net Sales was primarily due to soft sales in the North American Direct Selling markets and the Wholesale home fragrance businesses.

Net Sales - Direct Selling Segment

Net Sales in the Direct Selling segment for the quarter ended April 30, 2005 decreased $16.6 million, or 8.7%, to $173.3 million in fiscal 2006 from $189.9 million in fiscal 2005.  PartyLite’s U.S. sales decreased approximately 16.7% compared to the prior year.  PartyLite Canada reported an approximate 8.5% decrease versus the prior year in U.S. dollars.  Management believes that sales in the U.S. and Canadian markets continued to be negatively impacted by increased competition for hostesses and party guests due to a substantial increase in channel competition.  There was a reduction in the number of shows principally due to the decrease in active consultants.  A number of leadership development and promotional programs have been instituted to address these issues.  In PartyLite’s European markets, sales increased approximately 7.4% in U.S. dollars (2.2% in local currencies), driven by strong sales in the developing markets.

Net Sales - Wholesale Segment

Net Sales in the Wholesale segment in the quarter ended April 30, 2005, increased $18.5 million, or 14.5%, to $146.3 million from $127.8 million a year earlier.  The increase in this segment is due to the addition of sales from Edelman and Euro-Decor, which were acquired in September 2004, partially offset by a decrease in worldwide sales in the home fragrance businesses.

Net Sales - Catalog & Internet Segment

Net Sales in the Catalog & Internet segment decreased $5.2 million, or 12.6%, to $36.2 million in the quarter ended April 30, 2005, compared with $41.4 million in the same period in fiscal 2005.  The decline from last year is primarily attributable to the absence of one of this segment’s catalogs, the number of editions of which has been limited this year, as well as sales softness and the timing of catalog mailings among the existing titles.

Gross Profit

Gross profit in the quarter ended April 30, 2005 decreased $14.7 million, or 8.0% to $168.3 million from $183.0 million in fiscal 2005.  Gross profit margin decreased from 51.0% in the first quarter of fiscal 2005 to 47.3% in fiscal 2006.  This decline is principally due to sales shortfalls within our North American Direct Selling channel, the margins of which are higher than Blyth’s overall average, as well as gross margin declines in our Wholesale businesses, principally due to business mix and higher commodity and freight costs, which were not offset by price increases.

Selling Expense

Selling expense decreased $3.2 million, or 2.8%, from $115.1 million in the first three months ended April 30, 2004, when selling expense was 32.1% of net sales, to $111.9 million in the first three months of fiscal 2006, or 31.4% of net sales.  The decrease in selling expense is primarily due to the impact of reduced sales in the North American Direct Selling channel.

Administrative Expense

Administrative expense increased $3.2 million, or 9.5%, from $33.7 million in the first quarter ended April 30, 2004 to $36.9 million in the first three months of fiscal 2006.  Administrative expenses increased due to the acquisitions of Edelman and Euro-Decor.  As a percent of sales, administrative expense was 10.4% in the first quarter of fiscal 2006 versus 9.4% in the same period last year.

Operating Profit

Operating profit decreased $14.7 million, or 42.9%, from $34.3 million in the quarter ended April 30, 2004 to $19.6 million in the quarter ended April 30, 2005.  The sales shortfall in the Direct Selling segment is the primary reason for the decrease in operating profit.

Operating Profit - Direct Selling Segment

Operating profit in the quarter ended April 30, 2005 in the Direct Selling segment decreased $10.0 million, or 26.3%, to $28.0 million when compared to $38.0 million a year earlier.  The decreased profitability resulted from the sales shortfall in PartyLite’s North American operations, as noted above, and continued investments in organic strategic initiatives.

Operating Loss - Wholesale Segment

Operating loss in the quarter ended April 30, 2005 in the Wholesale segment was $6.7 million versus a loss of $2.7 million a year earlier.  Sales volume declines and continued pressure on raw materials costs more than offset the benefit of the recent acquisitions on operating profit.

Operating Loss - Catalog & Internet Segment

Operating loss in the quarter ended April 30, 2005 in the Catalog & Internet segment was $1.7 million versus a loss of $1.1 million a year earlier.  Operating loss was above prior year due to the impact of reduced sales.

Interest Expense

Interest expense decreased approximately $0.1 million from $5.2 million in the quarter ended April 30, 2004 to $5.1 million in the quarter ended April 30, 2005.  This decrease is due to a decrease in foreign borrowings and payments on private placement notes.

Income Taxes

Income tax expense decreased $8.2 million, or 67.2%, from $12.2 million in the quarter ended April 30, 2004 to $4.0 million in the same period in the current fiscal year.  This decrease is primarily due to the decrease in earnings and to a lower expected effective tax rate for fiscal 2006.  The effective tax rate for the quarter ended April 30, 2005 was approximately 29.0% compared to 40.8% in the first quarter of fiscal 2005 due to more income being earned in lower tax jurisdictions, as well as the disposal of non tax-deductible goodwill of $3.6 million related to the sale of Jeanmarie Creations in fiscal 2005.

Net Earnings

As a result of the foregoing, net earnings decreased $7.7 million, or 43.5%, from $17.7 million in the first quarter of fiscal 2005 to $10.0 million for the quarter ended April 30, 2005.

Basic earnings per share for the quarter ended April 30, 2005, were $0.24, a decrease of $0.15, or 38.5%, compared to $0.39 for the quarter ended April 30, 2004.  Diluted earnings per share were $0.24 for the quarter ended April 30, 2005, compared to $0.38 for the same period last year, a decrease of $0.14 or 36.8%.

Liquidity and Capital Resources

Net cash provided by operating activities decreased to $8.1 million in the first three months of fiscal 2006 from $15.8 million in the same three-month period of fiscal 2005.  The 48.7% decrease in cash provided by operations in fiscal 2006 was primarily due to the reduction in net earnings.

Capital expenditures for property, plant and equipment were $3.4 million in the quarter ended April 30, 2005 compared to $3.0 million in the prior year period.  Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $20 million for fiscal 2006.

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs, general corporate purpose, funding for strategic acquisitions and borrowing to repatriate retained earnings from its European subsidiaries.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating.  On April 30, 2005, there were no amounts outstanding under the prior $200 million credit facility.

As of April 30, 2005, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2005.  Amounts outstanding under the line of credit bear interest at short-term fixed rates.  No amounts were outstanding under the uncommitted line of credit at April 30, 2005.

At April 30, 2005, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At April 30, 2005, approximately $5.7 million of letters of credit were outstanding under this credit line.

As of March 31, 2005, The Gies Group (“Gies”) had available lines of credit of approximately $35.0 million of which approximately $1.3 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 2.7% at March 31, 2005.  The lines of credit are renewed annually.

As of March 31, 2005, Kaemingk had available lines of credit of approximately $35.6 million with ING Bank N.V.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  No amounts were outstanding at March 31, 2005.

Colony Gift Corporation Limited (“Colony”) has a $17.0 million short-term revolving credit facility with Barclays Bank, which matures in August 2005.  As of March 31, 2005, Colony had borrowings under the credit facility of approximately $5.5 million, at a weighted average interest rate of 5.8%.

As of March 31, 2005, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $32.4 million with ABN Amro Bank N.V.  The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V.  At March 31, 2005, approximately $2.6 million was outstanding at a weighted average interest rate of 2.9%.

At April 30, 2005, Miles Kimball had approximately $9.8 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At March 31, 2005, Kaemingk had approximately $8.3 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.0%.  The bank loans have maturity dates ranging from 2008 through 2020.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  As of April 30, 2005, $3.6 million of principal remained outstanding.  Such senior notes contain, among other provisions, requirements for maintaining certain financial ratios and net worth.  At April 30, 2005, the Company was in compliance with such provisions.  Payment on the notes commenced in June 1999 and annual installments of principal and interest are required to be paid through June 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At April 30, 2005, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At April 30, 2005, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance were used for general corporate purposes.

At April 30, 2005, CBK had $4.5 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 3.0% at April 30, 2005.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program.  Since January 31, 2005, the Company has purchased an additional 65,000 shares on the open market for a cost of $2.1 million, bringing the cumulative total purchased shares to 4,626,800 as of April 30, 2005 for a total cost of approximately $114.5 million.  The acquired shares are held as common stock in treasury at cost.

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.6 million including fees and expenses.  The tender offer was funded with $86.1 million of available cash and $86.5 million of borrowings against our old $200 million credit facility.  The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

On March 17, 2005, the Company announced that it had declared a cash dividend of $0.21 per share of common stock for the six months ended January 31, 2005.  The dividend was payable to shareholders of record as of April 29, 2005, and was paid on May 13, 2005.  The total dividend payment was $8.6 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first quarter of fiscal 2006.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

Recent Accounting Pronouncements

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

Interest Rate Risk

As of April 30, 2005, the Company is subject to interest rate risk on approximately $16.8 million of variable rate debt.  Each 1-percentage point change in the interest rate would impact pre-tax earnings by approximately $0.2 million if applied to the total.

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

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $0.2 million of hedge gains are included in accumulated OCI at April 30, 2005, and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at April 30, 2005:

	U.S. Dollar	Average	Estimated
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Fair Value
Canadian Dollar	$6,344	0.80	$30
Euro	36,405	1.31	317
	$42,749		$347

The foreign exchange contracts outstanding have maturity dates through 2005.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of April 30, 2005.

(b) Remediation of material weakness.

As discussed in Item 9A. Controls and Procedures-Management’s Report on Internal Control over Financial Reporting in our Form 10-K, as of January 31, 2005, there was a material weakness in our internal control over financial reporting related to our income tax accounting and reconciliation processes, procedures and controls, including the identification of income tax contingencies.  In fiscal 2005, and through the date of this filing, we have taken the following steps to improve our internal controls around our income tax accounting and reconciliation processes, procedures and controls:

•                                          Enhanced the levels of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision;

•                                          Formalized processes, procedures and documentation standards relating to income tax provisions;

•                                          Enhanced and restructured our Tax Department to ensure appropriate segregation of duties regarding preparation and review of the quarterly and annual income tax provision; and

•                                          Engaged Ernst & Young LLP to assist the Company in its accounting for income taxes.

We believe we have taken steps necessary to remediate this material weakness relating to our income tax accounting and reconciliation processes, procedures and controls, however, certain of the corrective processes, procedures and controls relate to annual controls that cannot be tested until the preparation of our 2006 annual income tax provision.  Accordingly, we will continue to monitor the effectiveness of our internal controls over financial reporting related to the accounting for income taxes and will make any further changes management determines appropriate.

(c) Changes in internal control over financial reporting.

Other than the change discussed in (b) above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter of the fiscal year ending January 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

February 1, 2005 – February 28, 2005	47,500	$31.86	47,500	1,390,700 shares

March 1, 2005 – March 31, 2005	17,500	$31.86	17,500	1,373,200 shares

April 1, 2005 – April 30, 2005	0	—	0	1,373,200 shares

Total	65,000	$31.86	65,000	1,373,200 shares

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  As of April 30, 2005, the Company has purchased a total of 4,626,800 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program.

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

Risk of Shortages of Raw Materials

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in requirements, weather or other factors, including supply disruptions due to production or transportation delays.  Such shortages have not had and are not presently expected to have a material adverse effect on the Company’s operations.  While the price of crude oil is only one of several factors impacting the price of petroleum wax, it is possible that recent fluctuations in oil prices may have a material adverse affect on the cost of petroleum-based products used in the manufacture or transportation of our products, particularly in the Direct Selling and Wholesale business segments.

Dependence on Key Corporate Management Personnel

Our success depends in part on the contributions of key corporate management, including our Chairman and Chief Executive Officer, Robert B. Goergen, as well as the members of the Office of the Chairman:  Robert H. Barghaus, Vice President and Chief Financial Officer; Bruce G. Crain, Senior Vice President and President Wholesale Group; Robert B. Goergen, Jr., Vice President and President, Catalog & Internet Group; and Frank P. Mineo, Senior Vice President and President, Direct Selling Group.  The Company does not have employment contracts with any of its key corporate management personnel except the Chairman and Chief Executive Officer, nor does it maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on the Company.

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

BLYTH, INC.

Date:	June 9, 2005	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	June 9, 2005	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer