Form 10-Q
period 2005-07-31
BLYTH INC
filed 2005-09-09
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,977,144 Common Shares as of August 31, 2005

BLYTH, INC.

Part I.   FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(In thousands, except share and per share data)	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,320	$91,695
Accounts receivable, less allowance for doubtful receivables of $3,945 and $4,028, respectively	97,751	124,603
Inventories	295,113	234,984
Prepaid and other	49,653	43,832
Assets held for sale	4,092	3,949
Deferred income taxes	15,127	15,068
Total current assets	506,056	514,131
Property, plant and equipment, at cost:
Less accumulated depreciation of $276,878 and $262,685, respectively	238,082	258,896
Other assets:
Investments	3,203	3,446
Goodwill	243,501	246,182
Other intangible assets, net of accumulated amortization of $4,917 and $3,867, respectively	38,183	39,233
Deposits and other assets	14,144	13,932
	299,031	302,793
Total assets	$1,043,169	$1,075,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$57,532	$11,813
Current maturities of long-term debt	828	4,489
Accounts payable	64,009	81,333
Accrued expenses	71,015	94,847
Income taxes	—	9,477
Total current liabilities	193,384	201,959
Deferred income taxes	45,728	47,740
Long-term debt, less current maturities	269,988	271,573
Other long-term liabilities	32,495	33,199
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,519,160 shares and 50,367,827 shares, respectively	1,010	1,007
Additional contributed capital	127,463	118,148
Retained earnings	656,669	651,156
Accumulated other comprehensive income	8,020	36,102
Unearned compensation on restricted stock	(3,958)	—
Treasury stock, at cost, 9,533,416 shares and 9,468,416 shares, respectively	(287,630)	(285,064)
Total stockholders’ equity	501,574	521,349
Total liabilities and stockholders’ equity	$1,043,169	$1,075,820

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2005	2004
Net sales	$647,922	$648,043
Cost of goods sold	340,516	318,921
Gross profit	307,406	329,122
Selling	203,619	208,702
Administrative	74,658	67,147
	278,277	275,849
Operating profit	29,129	53,273
Other expense (income):
Interest expense	10,653	10,258
Other expense (income), net	476	(1,348)
	11,129	8,910
Earnings before income taxes and minority interest	18,000	44,363
Income tax expense	4,500	17,243
Earnings before minority interest	13,500	27,120
Minority interest	(614)	—
Net earnings	$14,114	$27,120
Basic:
Net earnings per common share	$0.34	$0.60
Weighted average number of shares	40,933	45,381
Diluted:
Net earnings per common share	$0.34	$0.59
Weighted average number of shares	41,214	45,804

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Three months ended July 31 (In thousands, except per share data)	2005	2004
Net sales	$292,154	$289,063
Cost of goods sold	153,093	142,952
Gross profit	139,061	146,111
Selling	91,758	93,627
Administrative	37,805	33,472
	129,563	127,099
Operating profit	9,498	19,012
Other expense (income):
Interest expense	5,572	5,049
Other expense (income), net	(368)	(480)
	5,204	4,569
Earnings before income taxes and minority interest	4,294	14,443
Income tax expense	525	5,048
Earnings before minority interest	3,769	9,395
Minority interest	(385)	(50)
Net earnings	$4,154	$9,445
Basic:
Net earnings per common share	$0.10	$0.21
Weighted average number of shares outstanding	40,962	45,097
Diluted:
Net earnings per common share	$0.10	$0.21
Weighted average number of shares outstanding	41,207	45,502

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

							Accumulated
			Additional				other
	Common stock		contributed	Retained	Treasury	Unearned	comprehensive
	Shares	Amount	capital	earnings	Stock	Compensation	income (loss)	Total
For the six months ended July 31, 2004:
Balance, February 1, 2004	49,975,502	$999	$107,965	$570,171	$(105,389)	$—	$15,224	$588,970
Net earnings for the period				27,120				27,120
Foreign currency translation adjustments							(3,503)	(3,503)
Unrealized holding losses on certain investments (net of tax of $20)							(35)	(35)
Net gain on cash flow hedging instruments (net of tax of $39)							(69)	(69)
Comprehensive income								23,513
Common stock issued in connection with long-term incentive plan	376,425	8	9,057					9,065
Tax benefit from stock options			630					630
Dividends				(7,758)				(7,758)
Treasury stock purchases					(178,649)			(178,649)
Balance, July 31, 2004	50,351,927	$1,007	$117,652	$589,533	$(284,038)	$—	$11,617	$435,771
For the six months ended July 31, 2005:
Balance, February 1, 2005	50,367,827	$1,007	$118,148	$651,156	$(285,064)	$—	$36,102	$521,349
Net earnings for the period				14,114				14,114
Foreign currency translation adjustments							(29,312)	(29,312)
Unrealized holding gains on certain investments (net of tax of $57)							151	151
Net gain on cash flow hedging instruments (net of tax of $441)							1,079	1,079
Comprehensive loss								(13,968)
Common stock issued in connection with long-term incentive plan	151,333	3	3,399					3,402
Tax benefit from stock options			313					313
Issuance of restricted stock, net of cancellations			5,603		(495)	(5,108)		—
Amortization of unearned compensation						1,150		1,150
Dividends				(8,601)				(8,601)
Treasury stock purchases					(2,071)			(2,071)
Balance, July 31, 2005	50,519,160	$1,010	$127,463	$656,669	$(287,630)	$(3,958)	$8,020	$501,574

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended July 31 (In thousands)	2005	2004
Cash flows from operating activities:
Net earnings	$14,114	$27,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,843	17,756
Gain on disposition of fixed assets	(18)	—
Tax benefit from stock options	313	630
Deferred income taxes	(1,120)	1,679
Equity in earnings/loss of investee	243	(46)
Minority interest	(674)	(99)
Gain on sale of assets held for sale	—	(364)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	20,700	18,748
Inventories	(70,394)	(67,584)
Prepaid and other	(7,438)	3,466
Deposits and other assets	(128)	(41)
Goodwill disposed of due to sale of assets held for sale	—	(3,621)
Accounts payable	(14,382)	(18,858)
Accrued expenses	(20,914)	(22,276)
Other liabilities	1,601	684
Income taxes	(8,913)	251
Total adjustments	(82,281)	(69,675)
Net cash used in operating activities	(68,167)	(42,555)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,445)	(8,888)
Purchases of long-term investments	—	(21,000)
Proceeds from sale of assets held for sale	—	9,752
Purchase of businesses, net of cash acquired	(3,954)	(6,757)
Net cash used in investing activities	(11,399)	(26,893)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,402	9,065
Purchases of treasury stock	(2,071)	(178,649)
Borrowings from bank line of credit	57,149	121,170
Repayments on bank line of credit	(10,094)	(16,321)
Repayments of long-term debt	(4,398)	(4,468)
Dividends paid	(8,601)	(7,758)
Net cash provided by (used in) financing activities	35,387	(76,961)
Effect of exchange rate changes on cash	(3,196)	880
Net decrease in cash and cash equivalents	(47,375)	(145,529)
Cash and cash equivalents at beginning of period	91,695	229,726
Cash and cash equivalents at end of period	$44,320	$84,197

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

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products.  The Company also operates a small direct selling craft company.  These products are sold directly to the consumer under the PartyLite® and Purple Tree™ brands through a network of independent sales consultants using the party plan method of direct selling.  PartyLite® is sold in North America, Europe and Australia.  Purple Tree™ is sold in North America.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles.  Products in this segment are sold in North America and Europe to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®(1), Florasense®, Gies®(1), Holiday 365™, Kaemingk™(2), Liljeholmens®, Seasons of Cannon Falls® and Triumph Tree®(1) brands.  In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel™ and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts and kitchen accessories.  These products are sold directly to the consumer under the Exposures®, Miles Kimball®, Walter Drake®, Home Marketplace® and Directions…the path to better health® brands.  These products are sold primarily in North America.

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.  Other expense (income), net consists of interest income earned from investments, foreign currency gains and losses, gains and losses from sales of investments and the Company’s equity in the income or losses of unconsolidated investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at July 31, 2005 and the consolidated results of its operations and cash flows for the six-month periods ended July 31, 2005 and 2004.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2005, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the six months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

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

	Three months ended July 31,		Six months ended July 31,
(In thousands except per share data)	2005	2004	2005	2004
Net earnings:
As reported	$4,154	$9,445	$14,114	$27,120
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	272	598	606	1,043
Pro forma	$3,882	$8,847	$13,508	$26,077
Net earnings per common share:
As reported:
Basic	$0.10	$0.21	$0.34	$0.60
Diluted	0.10	0.21	0.34	0.59
Pro forma:
Basic	$0.09	$0.20	$0.33	$0.57
Diluted	0.09	0.19	0.33	0.57

2.                                      Business Acquisitions

On September 10, 2004, the Company acquired 100% interests in Edelman B.V. (“Edelman”), a designer and marketer of everyday home, garden and seasonal décor, and Euro-Decor B.V. (“Euro-Decor”), a designer and marketer of traditional and contemporary gift and florist products.  The acquisitions align with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the Home Expressions industry.  The cash purchase price was approximately $48.6 million less cash acquired of $1.1 million resulting in net cash paid of $47.5 million.  Included in the purchase price and recorded in fiscal 2005 is a $9.2 million earn out, based on a multiple of 2004 earnings before interest and income taxes that the combined companies had achieved.  The earn out was paid in the first quarter of fiscal 2006.  The Company also assumed Edelman and Euro-Decor’s long-term debt of approximately $7.2 million.  During the fourth quarter of fiscal 2005, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment for $3.8 million, as well as the net pension asset of $0.6 million.  The excess of the purchase price over the estimated fair value of the net assets acquired approximated $33.0 million, which will not be deductible for income tax purposes.  The results of operations of Edelman and Euro-Decor have been included in the Condensed Consolidated Statements of Earnings of the Company since September 11, 2004.  For segment reporting purposes, Edelman and Euro-Decor are included in the Wholesale segment.

The following provides an allocation of the purchase price of Edelman and Euro-Decor (in thousands):

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

	Three months ended July 31,		Six months ended July 31,
(In thousands except per share data)	2005	2004	2005	2004
Net sales	$292,154	$300,951	$647,922	$682,339
Net earnings	4,154	8,107	14,114	26,302
Basic:
Net earnings per common share	$0.10	$0.18	$0.34	$0.58
Diluted:
Net earnings per common share	$0.10	$0.18	$0.34	$0.57

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2004.

3.                                      Inventories

The components of inventory are as follows (in thousands):

	July 31, 2005	January 31, 2005
Raw materials	$32,005	$27,286
Work in process	1,285	2,641
Finished goods	261,823	205,057
	$295,113	$234,984

4.                                      Goodwill and Other Intangibles

The following table shows changes in the carrying amount of goodwill for the six months ended July 31, 2005, by operating segment (in thousands):

			Catalog &
	Direct Selling	Wholesale	Internet	Total
Goodwill at January 31, 2005	$307	$171,353	$74,522	$246,182
Kaemingk earn out payment	$—	$3,932	$—	3,932
Edelman and Euro-Decor acquisition costs	—	22	—	22
Foreign currency translation adjustment related to Kaemingk, Edelman and Euro-Decor goodwill	—	(6,635)	—	(6,635)
Total adjustments	—	(2,681)	—	(2,681)
Goodwill at July 31, 2005	$307	$168,672	$74,522	$243,501

Other intangible assets consisted of the following (in thousands):

	July 31, 2005			January 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	4,917	10,083	15,000	3,867	11,133
Total	$43,100	$4,917	$38,183	$43,100	$3,867	$39,233

Estimated amortization expense for the next five fiscal years is as follows:  $2.1 million, $1.8 million, $1.5 million, $1.5 million and $1.2 million.

5.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Net earnings	$4,154	$9,445	$14,114	$27,120
Weighted average number of common shares outstanding:
Basic	40,962	45,097	40,933	45,381
Dilutive effect of stock options and restricted shares	245	405	281	423
Weighted average number of common shares outstanding:
Diluted	41,207	45,502	41,214	45,804

For the three and six-month periods ended July 31, 2005, options to purchase 275,700 and 118,000 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for the three and six-month periods ended July 31, 2004, options to purchase 3,000 and 13,000 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

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

Operating profit in all segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2005	2004	2005	2004
Net Sales
Direct Selling	$141,185	$150,309	$314,435	$340,172
Wholesale	116,340	103,313	262,659	231,076
Catalog & Internet	34,629	35,441	70,828	76,795
Total	$292,154	$289,063	$647,922	$648,043
Operating profit
Direct Selling	$20,908	$25,051	$48,904	$63,053
Wholesale	(8,820)	(4,255)	(15,477)	(6,934)
Catalog & Internet	(2,590)	(1,784)	(4,298)	(2,846)
	9,498	19,012	29,129	53,273
Other expense	(5,204)	(4,569)	(11,129)	(8,910)
Earnings before income taxes and minority interest	$4,294	$14,443	$18,000	$44,363

	July 31, 2005	January 31, 2005
Identifiable Assets
Direct Selling	$231,929	$249,126
Wholesale	608,450	613,819
Catalog & Internet	175,956	164,237
Unallocated Corporate	26,834	48,638
Total	$1,043,169	$1,075,820

7.                                      Assets Held for Sale

During the third quarter of fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition, became available for sale and management maintains an active program to locate a buyer.  The net realizable value of the building as of July 31, 2005 is $4.1 million, which approximates the carrying value less selling costs.  The building is classified as assets held for sale in the Condensed Consolidated Balance Sheet as of July 31, 2005 and January 31, 2005.

8.                                      Bank Lines of Credit

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating.  On July 31, 2005, approximately $46.8 million (including letters of credit) was outstanding under the Credit Facility.

9.                                      Tender Offer

On June 7, 2004, the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.6 million including fees and expenses.  The tender offer was funded with $86.1 million of available cash and $86.5 million of borrowings against our prior $200 million Credit Facility.

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

Today, on an annualized net sales basis considering the full year impact of recent acquisitions, Blyth is comprised of an approximately $700 million direct selling business, an approximately $700 million wholesale business and an approximately $200 million Catalog and Internet business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

Our current focus is driving sales growth of our brands so we may leverage more fully our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants.  In the Wholesale segment, we have numerous collaborative initiatives underway, which we believe will help drive sales and leverage the sales and marketing talents across this segment.  These initiatives include customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources.

With the acquisitions of Miles Kimball in April 2003 and Walter Drake in December 2003, we entered the Catalog and Internet channel of direct to consumer distribution, giving us a presence in all of our desired channels.  The operations of Walter Drake have been integrated into those of Miles Kimball and form the core of our Catalog & Internet segment.

Net Sales

Net Sales in the six months ended July 31, 2005, decreased $0.1 million to $647.9 million from $648.0 million in the same period a year earlier.  Net sales increased $3.1 million, or 1.1%, to $292.2 million in the second quarter of fiscal 2006 from $289.1 million in the second quarter of fiscal 2005.  The increase in net sales was primarily due to the acquisitions of Edelman and Euro-Decor, which had a positive impact of 4 percentage points.  Additionally, sales in the quarter benefited from the reversal of a contingent reserve in the amount of $5.5 million for a state settlement of an unclaimed property matter in the quarter, associated with gift cards sold since the inception of the gift card program in the Direct Selling business.  The settlement related to unclaimed property amounts for historical periods.  The $5.5 million is due to the reversal of reserves for these historical periods as well as the adjustment of reserves for gift cards not yet escheatable based on amounts of unclaimed property expected to be remitted in future periods, as a result of this settlement and historical redemption patterns for gift cards.  These increases were partially offset by a decrease in sales primarily driven by the results of the Direct Selling Segment as discussed below.

Net Sales - Direct Selling Segment

Net Sales in the Direct Selling segment for the first six months of fiscal 2006, decreased $25.8 million, or 7.6%, to $314.4 million from $340.2 million a year earlier.  Net Sales in the Direct Selling segment for the quarter ended July 31, 2005 decreased $9.1 million, or 6.1%, to $141.2 million, from $150.3 million in the quarter ended July 31, 2004.  PartyLite’s U.S. sales decreased approximately 13% compared to the prior year, which includes the effect of the aforementioned unclaimed property settlement in the quarter resulting in the reversal of $5.5 million of reserves.  Excluding the reversal of the contingent reserve, PartyLite’s U.S. sales declined 19%.  Management believes that sales in the U.S. market continue to be negatively impacted by increased competition for hostesses and party guests in the Direct Selling channel.  Decreases in consultant count and in the number of shows continued in the U.S. market.  PartyLite Canada reported an approximate 6% increase versus the prior year in U.S. dollars (sales were down approximately 3% in local currency).  In PartyLite’s European markets, sales increased approximately 5% in U.S. dollars (sales were approximately flat in local currencies).

Net Sales - Wholesale Segment

Net Sales in the Wholesale segment increased $31.6 million, or 13.7%, to $262.7 million in the six months ended July 31, 2005 from $231.1 million in the six months ended July 31, 2004.  Net Sales in the Wholesale segment in the quarter ended July 31, 2005, increased $13.0 million, or 12.6%, to $116.3 million from $103.3 million in the same period a year earlier.  The increase in this segment is largely due to the addition of sales from Edelman and Euro-Decor, which were acquired in September 2004.

Net Sales - Catalog & Internet Segment

Net Sales in the Catalog & Internet segment for the first six months of fiscal 2006, decreased $6.0 million, or 7.8%, to $70.8 million from $76.8 million in the same period a year earlier.  Net Sales in the Catalog & Internet segment decreased $0.8 million, or 2.3%, to $34.6 million in the quarter ended July 31, 2005, compared with $35.4 million in the same period in fiscal 2005.  The decline from last year is primarily due to a sales shortfall of the Walter Drake catalog.

Gross Profit

Gross profit in the first six months of fiscal 2006 decreased $21.7 million, or 6.6% to $307.4 million, from $329.1 million in the first half of fiscal 2005.  Gross profit margin decreased from 50.8% in the first half of fiscal 2005 to 47.4% in first half of fiscal 2006.  Gross profit decreased $7.0 million, or 4.8% from $146.1 million in the quarter ended July 31, 2004 to $139.1 million in the quarter ended July 31, 2005.  Gross profit margin decreased from 50.5% for the second quarter of fiscal 2005 to 47.6% in the second quarter of fiscal 2006.  This decline is principally due to the previously mentioned sales shortfalls in the PartyLite U.S. business, the margins of which are higher than other Blyth businesses, as well as higher commodity costs.

Selling Expense

Selling expense decreased $5.1 million, or 2.4%, from $208.7 million in the first six months of fiscal 2005, when selling expense was 32.2% of net sales, to $203.6 million in the same period in fiscal 2006, or 31.4% of net sales.  Selling expense decreased $1.8 million, or 1.9%, from $93.6 million in the quarter ended July 31, 2004 to $91.8 million in the quarter ended July 31, 2005 primarily due to reduced sales.  As a percent of sales, selling expense was 31.4% in the most recent quarter compared to 32.4% a year earlier primarily due to sales mix.

Administrative Expense

Administrative expense increased $7.6 million, or 11.3%, from $67.1 million in the first six months of fiscal 2005 to $74.7 million in the same period of fiscal 2006.  As a percent of sales, administrative expense was 11.5% in the first half of fiscal 2006 versus 10.4% in the same period last year.  Administrative expense increased $4.3 million or 12.8% from $33.5 million in the quarter ended July 31, 2004 to $37.8 million in quarter ended July 31, 2005.  As a percent of sales, administrative expense was 12.9% in the second quarter of fiscal 2006 versus 11.6% in the same period last year.  Administrative expenses primarily increased due to the acquisitions of Edelman and Euro-Decor, which were acquired in the third quarter of fiscal 2005.

Operating Profit

Operating profit decreased $24.2 million, or 45.4%, from $53.3 million in the first six months of fiscal 2005 to $29.1 million in the same period of fiscal 2006.  Operating profit decreased $9.5 million, or 50.0%, from $19.0 million in the quarter ended July 31, 2004 to $9.5 million in the quarter ended July 31, 2005.  The previously mentioned sales shortfalls in the Direct Selling segment, planned seasonal losses for Edelman and Euro-Decor and investments in organic strategic initiatives are the primary reasons for the decrease in operating profit, which more than offset the reversal of the contingent reserve of $5.5 million for the settlement of an unclaimed property matter in the quarter.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the first six months of fiscal 2006, decreased $14.2 million, or 22.5%, to $48.9 million from $63.1 million in the same period a year earlier.  Operating profit in the quarter ended July 31, 2005 in the Direct Selling segment decreased $4.2 million, or 16.7%, to $20.9 million when compared to $25.1 million in the same period a year earlier.  As noted above, the decreased profitability resulted from sales shortfalls in PartyLite’s U.S. operations, as well as continued investments in organic strategic initiatives, which more than offset the unclaimed property settlement.

Operating Loss - Wholesale Segment

Operating loss in the Wholesale segment was $15.5 million in the six months ended July 31, 2005 compared to a loss of $6.9 million in the six months ended July 31, 2004.  Operating loss in the quarter ended July 31, 2005 in the Wholesale segment was $8.8 million versus a loss of $4.3 million the same period a year earlier.  Edelman and Euro-Decor seasonal losses and continued pressure on gross margins due to increased raw material costs were primary contributors to the operating loss in this segment.

Operating Loss - Catalog & Internet Segment

Operating loss in the Catalog & Internet segment was $4.3 million in the six months ended July 31, 2005 compared to a loss of $2.8 million in the six months ended July 31, 2004.  Operating loss in the quarter ended July 31, 2005 in the Catalog & Internet segment was $2.6 million versus a loss of $1.8 million in the same period a year earlier.  Operating loss was above prior year primarily due to the impact of reduced sales of the Walter Drake catalog.

Interest Expense

Interest expense increased approximately $0.4 million from $10.3 million in the first six months of fiscal 2005 to $10.7 million in the same period of fiscal 2006.  Interest expense increased $0.6 million from $5.0 million in the quarter ended July 31, 2004 to $5.6 million in the quarter ended July 31, 2005.  This increase is due to a higher interest rate on revolver borrowings and lower cash balances.

Income Taxes

Income tax expense decreased $12.7 million, or 73.8%, from $17.2 million in the first six months of fiscal 2005 to $4.5 million in the same period in the current fiscal year.  Income tax expense decreased $4.5 million, or 90.0%, from $5.0 million in the quarter ended July 31, 2004 to $0.5 million in quarter ended July 31, 2005.  The effective tax rate for the quarter ended July 31, 2005 was approximately 12.2% compared to 35.0% in the second quarter of fiscal 2005.  These decreases are primarily due to the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S. earnings and an adjustment to bring the year-to-date income tax expense to the projected estimated full year effective rate of 25.0%.

Net Earnings

As a result of the foregoing, net earnings decreased $13.0 million, or 48.0%, from $27.1 million in the first six months of fiscal 2005 to $14.1 million for the same period in fiscal 2006.  Net earnings decreased $5.2 million, or 55.3%, from $9.4 million in the second quarter of fiscal 2005 to $4.2 million in the second quarter of fiscal 2006.

Basic earnings per share based on the weighted average number of shares outstanding for the six months ended July 31, 2005, were $0.34, a decrease of $0.26, or 43.3%, compared to $0.60 for the six months ended July 31, 2004.  Basic earnings per share for the quarter ended July 31, 2005, were $0.10, a decrease of $0.11, or 52.4%, compared to $0.21 for the quarter ended July 31, 2004.  Diluted earnings per share based on the potential dilution that could occur if options to issue common stock were exercised, were $0.34 for the six months ended July 31, 2005, compared to $0.59 for the same period last year, a decrease of $0.25, or 42.4%.  Diluted earnings per share were $0.10 for the quarter ended July 31, 2005, compared to $0.21 for the same period last year, a decrease of $0.11, or 52.4%.

Liquidity and Capital Resources

Net cash used in operations increased to $68.2 million in the first six months of fiscal 2006 from $42.6 million in the same period of fiscal 2005.  The increase in cash used in operations in fiscal 2006 was primarily due to the reduction in net earnings.

Capital expenditures for property, plant and equipment were $7.4 million in the six months ended July 31, 2005 compared to $8.9 million in the prior year period.  Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $20.0 million for fiscal 2006.

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating.  On July 31, 2005, approximately $46.8 million (including letters of credit) was outstanding under the Credit Facility.

As of July 31, 2005, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2006.  Amounts outstanding under the line of credit bear interest at prime or LIBOR plus 0.90%.  No amounts were outstanding under the uncommitted line of credit at July 31, 2005.

At July 31, 2005, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At July 31, 2005, approximately $2.8 million of letters of credit were outstanding under this credit line.

As of June 30, 2005, The Gies Group (“Gies”) had available lines of credit of approximately $32.4 million of which approximately $2.0 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 2.9% at June 30, 2005.  The lines of credit are renewed annually.

As of June 30, 2005, Kaemingk had available lines of credit of approximately $33.3 million with ING Bank N.V.  The lines of credit are collateralized by certain real estate and equipment owned by Kaemingk.  $4.6 million was outstanding at June 30, 2005.

As of June 30, 2005, Colony Gift Corporation Limited (“Colony”) had a $9.0 million short-term revolving credit facility with Barclays Bank, which matures in August 2006.  Colony had borrowings under the credit facility of approximately $1.4 million, at a weighted average interest rate of 6.4%, as of June 30, 2005.

As of June 30, 2005, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $30.3 million with ABN Amro Bank N.V.  The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V.  At June 30, 2005, approximately $6.3 million was outstanding at a weighted average interest rate of 2.9%.

At July 31, 2005, Miles Kimball had approximately $9.7 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At June 30, 2005, Kaemingk had approximately $7.3 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.0%.  The bank loans have maturity dates ranging from 2008 through 2020.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  The final payment on the notes was made on June 30, 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At July 31, 2005, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At July 31, 2005, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance were used for general corporate purposes.

At July 31, 2005, CBK had $4.5 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 3.5% at July 31, 2005.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program.  Since January 31, 2005, the Company has purchased an additional 65,000 shares on the open market for a cost of $2.1 million, bringing the cumulative total purchased shares to 4,626,800 as of July 31, 2005 for a total cost of approximately $114.5 million.  The acquired shares are held as common stock in treasury at cost.

On June 7, 2004, the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer.  The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.6 million including fees and expenses.  The tender offer was funded with $86.1 million of available cash and $86.5 million of borrowings against our prior $200 million credit facility.

On September 8, 2005, the Company announced that it had declared a cash dividend of $0.23 per share of common stock for the six months ended July 31, 2005.  The dividend authorized at the Company’s September 8, 2005 Board of Directors meeting, is payable to shareholders of record as of November 1, 2005, and will be paid on November 15, 2005.

Critical Accounting Policies

There were no changes to our critical accounting policies in the second quarter of fiscal 2006.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements.  While we previously adopted, for disclosure purposes only, the fair value based method of accounting pursuant to SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No. 123R requires a forfeiture assumption for our unvested awards. Additionally, SFAS No. 123R amends the presentation of the statement of cash flows and requires additional annual disclosures.  We will apply the provisions of this standard using the modified prospective method for the unvested portion of previously issued awards that remain outstanding at February 1, 2006.  The Company is still analyzing the effect of this standard, however, management does not believe the implementation of this standard will have a material impact on the financial statements.

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

Interest Rate Risk

As of July 31, 2005, the Company is subject to interest rate risk on approximately $64.8 million of variable rate debt.  Each 1-percentage point change in the interest rate would impact pre-tax earnings by approximately $0.6 million if applied to the total.

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

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $1.1 million of hedge gains are included in accumulated OCI at July 31, 2005, and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at July 31, 2005:

	U.S. Dollar	Average	Estimated
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Fair Value
Canadian Dollar	$5,500	0.85	$(38)
Pound Sterling	7,744	1.80	99
Euro	28,175	1.28	1,458
	$41,419		$1,519

The foreign exchange contracts outstanding have maturity dates through 2006.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of July 31, 2005.

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

Part II.  OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter of the fiscal year ending January 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2005 – May 31, 2005	0	$0	0	1,373,200 shares
June 1, 2005 – June 30, 2005	0	$0	0	1,373,200 shares
July 1, 2005 – July 31, 2005	0	$0	0	1,373,200 shares
Total	0	$0	0	1,373,200 shares

_____________________________

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  As of July 31, 2005, the Company has purchased a total of 4,626,800 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program.

Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on June 8, 2005, and received the votes set forth below:

1)              Each of the following persons nominated was elected to serve as director and received the number of votes set forth opposite their name.

	For	Against	Withheld	Abstentions
John W. Burkhart	38,289,434	0	893,253	0
Wilma H. Jordan	38,532,442	0	650,245	0
Jim McTaggart	38,533,530	0	649,157	0

In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are:  Roger A. Anderson, Robert B. Goergen, Pamela M. Goergen, Neal I. Goldman, Carol J. Hochman and Howard E. Rose.

2)              A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors received 38,868,391 votes for, 257,815 votes against, 0 votes withheld and 56,481 abstentions.

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

BLYTH, INC.

Date:	September 9, 2005	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	September 9, 2005	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer