Form 10-Q
period 2005-10-31
BLYTH INC
filed 2005-12-12
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

or

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

40,991,644 Common Shares as of November 30, 2005

BLYTH, INC.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Earnings

Condensed Consolidated Statements of Stockholders’ Equity

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I.   FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	October 31, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$44,820	$91,695
Accounts receivable, less allowance for doubtful receivables of $4,807 and $4,028, respectively	194,291	124,603
Inventories	280,655	234,984
Prepaid and other	52,032	43,832
Assets held for sale	3,027	3,949
Deferred income taxes	18,687	15,068
Total current assets	593,512	514,131
Property, plant and equipment, at cost:
Less accumulated depreciation of $263,334 and $262,685, respectively	233,100	258,896
Other assets:
Investments	3,282	3,446
Goodwill	247,612	246,182
Other intangible assets, net of accumulated amortization of $5,417 and $3,867, respectively	37,683	39,233
Deposits and other assets	12,858	13,932
	301,435	302,793
Total assets	$1,128,047	$1,075,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$80,803	$11,813
Current maturities of long-term debt	753	4,489
Accounts payable	66,538	81,333
Dividends payable	9,425	—
Accrued expenses	95,876	94,847
Income taxes	3,650	9,477
Total current liabilities	257,045	201,959
Deferred income taxes	51,167	47,740
Long-term debt, less current maturities	269,839	271,573
Other long-term liabilities	34,142	33,199
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,525,060 shares and 50,367,827 shares, respectively	1,010	1,007
Additional contributed capital	127,525	118,148
Retained earnings	670,285	651,156
Accumulated other comprehensive income	8,178	36,102
Unearned compensation on restricted stock	(3,405)	—
Treasury stock, at cost, 9,533,416 shares and 9,468,416 shares, respectively	(287,739)	(285,064)
Total stockholders’ equity	515,854	521,349
Total liabilities and stockholders’ equity	$1,128,047	$1,075,820

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Nine months ended October 31 (In thousands, except per share data)	2005	2004
Net sales	$1,092,449	$1,087,487
Cost of goods sold	599,125	557,685
Gross profit	493,324	529,802
Selling	318,726	322,199
Administrative	111,752	103,268
	430,478	425,467
Operating profit	62,846	104,335
Other expense (income):
Interest expense	16,173	16,451
Other expense (income), net	340	(1,757)
	16,513	14,694
Earnings before income taxes and minority interest	46,333	89,641
Income tax expense	9,788	32,398
Earnings before minority interest	36,545	57,243
Minority interest	(611)	(120)
Net earnings	$37,156	$57,363
Basic:
Net earnings per common share	$0.91	$1.31
Weighted average number of shares	40,948	43,885
Diluted:
Net earnings per common share	$0.90	$1.29
Weighted average number of shares	41,190	44,338

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Three months ended October 31 (In thousands, except per share data)	2005	2004
Net sales	$444,527	$439,444
Cost of goods sold	258,608	238,764
Gross profit	185,919	200,680
Selling	115,108	113,497
Administrative	37,096	36,121
	152,204	149,618
Operating profit	33,715	51,062
Other expense (income):
Interest expense	5,519	6,193
Other (income), net	(136)	(409)
	5,383	5,784
Earnings before income taxes and minority interest	28,332	45,278
Income tax expense	5,288	15,155
Earnings before minority interest	23,044	30,123
Minority interest	3	(120)
Net earnings	$23,041	$30,243
Basic:
Net earnings per common share	$0.56	$0.74
Weighted average number of shares outstanding	40,978	40,893
Diluted:
Net earnings per common share	$0.56	$0.73
Weighted average number of shares outstanding	41,141	41,287

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

							Accumulated
			Additional				other
	Common stock		contributed	Retained	Treasury	Unearned	comprehensive
	Shares	Amount	capital	earnings	Stock	Compensation	income (loss)	Total
For the nine months ended October 31, 2004:
Balance, February 1, 2004	49,975,502	$999	$107,965	$570,171	$(105,389)	$—	$15,224	$588,970
Net earnings for the period				57,363				57,363
Foreign currency translation adjustments							(1,194)	(1,194)
Unrealized holding gains on certain investments (net of tax of $21)							37	37
Net loss on cash flow hedging instruments (net of tax of $474)							(869)	(869)
Comprehensive income								55,337
Common stock issued in connection with long-term incentive plan	379,725	8	9,162					9,170
Tax benefit from stock options			640					640
Dividends				(15,528)				(15,528)
Treasury stock purchases					(179,206)			(179,206)
Balance, October 31, 2004	50,355,227	$1,007	$117,767	$612,006	$(284,595)	$—	$13,198	$459,383
For the nine months ended October 31, 2005:
Balance, February 1, 2005	50,367,827	$1,007	$118,148	$651,156	$(285,064)	$—	$36,102	$521,349
Net earnings for the period				37,156				37,156
Foreign currency translation adjustments							(31,702)	(31,702)
Unrealized holding gains on certain investments (net of tax of $40)							123	123
Net gain on hedging instruments (net of tax of $1,218)							3,655	3,655
Comprehensive income								9,232
Common stock issued in connection with long-term incentive plan	155,733	3	3,511					3,514
Tax benefit from stock options			316					316
Issuance of restricted stock, net of cancellations	1,500		5,550		(604)	(4,946)		—
Amortization of unearned compensation						1,541		1,541
Dividends				(18,027)				(18,027)
Treasury stock purchases					(2,071)			(2,071)
Balance, October 31, 2005	50,525,060	$1,010	$127,525	$670,285	$(287,739)	$(3,405)	$8,178	$515,854

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended October 31 (In thousands)	2005	2004
Cash flows from operating activities:
Net earnings	$37,156	$57,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,170	26,080
Gain on disposition of fixed assets	(18)	—
Tax benefit from stock options	316	640
Deferred income taxes	840	1,454
Equity in (earnings)/loss of investee	164	(108)
Minority interest	(730)	(253)
Loss/(Gain) on assets held for sale	1,159	(364)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(80,049)	(85,689)
Inventories	(56,004)	(41,520)
Prepaid and other	(9,503)	5,299
Deposits and other assets	1,161	(493)
Goodwill disposed of due to sale of assets held for sale	—	(3,621)
Accounts payable	(11,411)	(10,921)
Accrued expenses	4,418	2,108
Other liabilities	2,213	1,102
Income taxes	(5,259)	1,365
Total adjustments	(125,533)	(104,921)
Net cash used in operating activities	(88,377)	(47,558)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,820)	(14,338)
Purchases of long-term investments	—	(21,000)
Proceeds from sales of long term investments	—	21,000
Proceeds from sale of assets held for sale	—	9,752
Purchase of businesses, net of cash acquired	(7,121)	(54,221)
Net cash used in investing activities	(17,941)	(58,807)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,514	9,170
Purchases of treasury stock	(2,071)	(179,206)
Borrowings from bank line of credit	115,008	177,201
Repayments on bank line of credit	(43,450)	(72,747)
Repayments of long-term debt	(4,613)	(4,713)
Dividends paid	(8,602)	(7,758)
Net cash provided by (used in) financing activities	59,786	(78,053)
Effect of exchange rate changes on cash	(343)	129
Net decrease in cash and cash equivalents	(46,875)	(184,289)
Cash and cash equivalents at beginning of period	91,695	229,726
Cash and cash equivalents at end of period	$44,820	$45,437

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

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand.  The Company also operates a small direct selling craft company under the name of Purple Tree and a small direct selling gourmet food company named Two Sisters Gourmet.  All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling.  PartyLite® brand products are sold in North America, Europe and Australia.  Purple Tree™ and Two Sisters Gourmet™ brand products are sold in North America.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles.  Products in this segment are sold in North America and Europe to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®(1), Florasense®, Gies®(1), Kaemingk™(2), Liljeholmens®, Seasons of Cannon Falls® and Triumph Tree®(1) brands.  In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel™ and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts, kitchen accessories and gourmet coffee and tea.  These products are sold directly to the consumer under the Boca Java™, Easy Comforts™, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands.  These products are sold primarily in North America.

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.  Other expense (income), net consists of interest income earned from investments, foreign currency gains and losses, gains and losses from sales of investments and the Company’s equity in the income or losses of unconsolidated investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at October 31, 2005 and the consolidated results of its operations for the three and nine-month periods and cash flows for the nine-month periods ended October 31, 2005 and 2004.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 31, 2005, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the nine months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands except per share data)	2005	2004	2005	2004
Net earnings:
As reported	$23,041	$30,243	$37,156	$57,363
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	293	506	899	1,555
Pro forma	$22,748	$29,737	$36,257	$55,808
Net earnings per common share:
As reported:
Basic	$0.56	$0.74	$0.91	$1.31
Diluted	0.56	0.73	0.90	1.29
Pro forma:
Basic	$0.56	$0.73	$0.89	$1.27
Diluted	0.55	0.72	0.88	1.26

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

The following provides an allocation of the purchase price of Edelman and Euro-Decor (in thousands):

Cash Purchase Price	$48,609
Less: Assets acquired
Cash	1,112
Accounts receivable	23,684
Inventories	16,964
Prepaid and other	4,044
Property, plant and equipment	10,109
Other assets	624
Total assets acquired	56,537
Plus: Liabilities assumed
Bank lines of credit	18,523
Accounts payable	3,227
Accrued expenses	11,911
Other liabilities	22
Debt	7,195
Total liabilities assumed	40,878
Unallocated purchase price (goodwill)	$32,950

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands except per share data)	2005	2004	2005	2004
Net sales	$444,527	$467,528	$1,092,449	$1,149,805
Net earnings	23,041	33,166	37,156	59,420
Basic:
Net earnings per common share	$0.56	$0.81	$0.91	$1.35
Diluted:
Net earnings per common share	$0.56	$0.80	$0.90	$1.34

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations actually would have been had the acquisitions been made as of February 1, 2004.

3.                                      Inventories

The components of inventory are as follows (in thousands):

	October 31, 2005	January 31, 2005
Raw materials	$32,805	$27,286
Work in process	909	2,641
Finished goods	246,941	205,057
Total	$280,655	$234,984

4.                                      Goodwill and Other Intangibles

The following table shows changes in the carrying amount of goodwill for the nine months ended October 31, 2005, by operating segment (in thousands):

(In thousands)	Direct Selling	Wholesale	Catalog & Internet	Total
Goodwill at January 31, 2005	$307	$171,353	$74,522	$246,182
Kaemingk earn out payment		3,932		3,932
Edelman and Euro-Decor acquisition costs		22		22
Additional investment in Two Sisters Gourmet	1,992			1,992
Boca Java acquisition			2,512	2,512
Foreign currency translation adjustment related to Kaemingk, Edelman and Euro-Decor goodwill		(7,028)		(7,028)
Total adjustments	1,992	(3,074)	2,512	1,430
Goodwill at October 31, 2005	$2,299	$168,279	$77,034	$247,612

Other intangible assets consisted of the following (in thousands):

	October 31, 2005			January 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	5,417	9,583	15,000	3,867	11,133
Total	$43,100	$5,417	$37,683	$43,100	$3,867	$39,233

Estimated amortization expense for the next five fiscal years is as follows: $2.1 million, $1.8 million, $1.5 million, $1.5 million and $1.2 million.

5.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Net earnings	$23,041	$30,243	$37,156	$57,363
Weighted average number of common shares outstanding:
Basic	40,978	40,893	40,948	43,885
Dilutive effect of stock options and restricted shares	163	394	242	453
Weighted average number of common shares outstanding:
Diluted	41,141	41,287	41,190	44,338

For the three and nine-month periods ended October 31, 2005, options to purchase 993,200 and 440,633 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for the three and nine-month periods ended October 31, 2004, options to purchase 57,700 and 50,200 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2005	2004	2005	2004
Net Sales
Direct Selling	$154,711	$156,087	$469,147	$496,259
Wholesale	238,155	229,234	500,814	460,310
Catalog & Internet	51,661	54,123	122,488	130,918
Total	$444,527	$439,444	$1,092,449	$1,087,487
Operating profit
Direct Selling	$12,173	$19,334	$61,077	$82,387
Wholesale	21,507	28,354	6,032	21,420
Catalog & Internet	35	3,374	(4,263)	528
	33,715	51,062	62,846	104,335
Other expense	(5,383)	(5,784)	(16,513)	(14,694)
Earnings before income taxes and minority interest	$28,332	$45,278	$46,333	$89,641

	October 31, 2005	January 31, 2005
Identifiable Assets
Direct Selling	$234,726	$249,126
Wholesale	683,647	613,819
Catalog & Internet	177,828	164,237
Unallocated Corporate	31,846	48,638
Total	$1,128,047	$1,075,820

7.                                      Assets Held for Sale

During the third quarter of fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition, became available for sale and management maintains an active program to locate a buyer.  During the third quarter of fiscal 2006, the Company recorded an impairment charge in relation to the facility of $1.2 million due to the deterioration of local real estate market conditions.  The net realizable value of the building as of October 31, 2005 is $3.0 million, which approximates the carrying value less selling costs.  The building is classified as assets held for sale in the Condensed Consolidated Balance Sheet as of October 31, 2005 and January 31, 2005.

8.                                      Bank Lines of Credit

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating.  On October 31, 2005, approximately $46.6 million (including letters of credit) was outstanding under the Credit Facility.

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

10.                               Hedges of Net Investments in Foreign Operations

Management reevaluated its net investment hedging strategy in the third quarter of fiscal 2006 and decided to hedge the net assets of certain of its foreign operations through foreign currency forward contracts.  Any increase or decrease in the fair value of the forwards related to changes in the spot foreign exchange rates is offset by the change in the value of the hedged net assets of the foreign operations relating to changes in spot foreign exchange rates.  The net after-tax gain related to the derivative net investment hedge instruments recorded in OCI totaled $3.3 million as of October 31, 2005.

11.                               Contingencies

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

Our current focus is driving sales growth of our brands so we may leverage more fully our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants.  As part of our strategy to invest in strategic initiatives we have developed Purple Tree, a new direct selling company, which markets crafts.  In addition we completed the acquisition of a small gourmet food company, Two Sisters Gourmet that also markets its products through the direct selling channel.  In the Wholesale segment, we have numerous collaborative initiatives underway, which we believe will help drive sales and leverage the sales and marketing talents across this segment.  These initiatives include customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources.  We entered the Catalog and Internet channel of direct to consumer distribution, giving us a presence in all of our desired channels in 2003.  Our latest acquisition, Boca Java, a small gourmet coffee and tea company was in this segment.

Recent Developments

In September 2005, the Company announced its proposed intention to spin off the Wholesale segment to its stockholders.  The Company expects to receive a ruling from the Internal Revenue Service relating to certain aspects of the proposed tax-free spin off prior to the end of the calendar year.  Management intends to evaluate additional strategic opportunities that have been identified since the announcement of the spin off.  Initiatives intended to separate the Wholesale segment continue, though management has paused in its immediate efforts to complete the spin off.

Net Sales

Net Sales in the nine months ended October 31, 2005 increased $4.9 million to $1,092.4 million from $1,087.5 million in the same period a year earlier.  This increase in net sales is primarily due to the acquisitions of Edelman and Euro-Decor, which were partially offset by lower sales in the Direct Selling segment and most Wholesale businesses.

Net sales increased $5.1 million, or 1.2%, to $444.5 million in the third quarter of fiscal 2006 from $439.4 million in the third quarter of fiscal 2005.  The increase in net sales was primarily due to the acquisitions of Edelman and Euro-Decor, and increased sales of North American mass channel home fragrance products.  These increases were partially offset by decreased sales in PartyLite U.S., across the remaining Wholesale product lines and within the Catalog and Internet businesses.

Net Sales - Direct Selling Segment

Net Sales in the Direct Selling segment for the first nine months of fiscal 2006 decreased $27.2 million, or 5.5%, to $469.1 million from $496.3 million a year earlier.  PartyLite’s U.S. sales decreased 12.5%, which includes the effect of the unclaimed property settlement in the second quarter resulting in the reversal of $5.5 million of reserves.  Management believes that sales in the U.S. market continue to be negatively impacted by increased competition for hostesses and party guests in the Direct Selling channel.  PartyLite Canada’s sales increased 6.8% and PartyLite Europe’s sales increased 5.8%.

Net Sales in the Direct Selling segment for the quarter ended October 31, 2005 decreased $1.4 million, or 0.9%, to $154.7 million, from $156.1 million in the quarter ended October 31, 2004.  PartyLite’s U.S. sales decreased approximately 7.4% compared to the prior year.  PartyLite Canada reported an approximate 25.2% increase versus the prior year due to the strength of the holiday product line and successful promotions to recruit new consultants.  In PartyLite’s European markets, sales increased approximately 4.5% as a result of strong holiday product line sales in most markets.

Net Sales - Wholesale Segment

Net Sales in the Wholesale segment increased $40.5 million, or 8.8%, to $500.8 million in the nine months ended October 31, 2005 from $460.3 million in the nine months ended October 31, 2004.  Edelman and Euro-Decor, which were acquired in September 2004, contributed an increase in net sales of $59.3 million to the segment.  This increase was partially offset by sales declines in most of the other Wholesale businesses, which the company believes is caused by a reluctance of retailers to make significant purchases due to widespread reduced consumer spending.

Net Sales in the Wholesale segment in the quarter ended October 31, 2005 increased $9.0 million, or 3.9%, to $238.2 million from $229.2 million in the same period a year earlier.  Edelman and Euro-Decor contributed increased sales of $24.5 million.  Additionally, net sales of our North American mass channel home fragrance products increased.  These increases were partially offset by decreased sales across the remaining Wholesale product lines and markets in the quarter.  The Company believes these decreased sales were caused by continued hesitation of retailers to make purchases because of reduced consumer spending due to higher fuel and commodity costs.

Net Sales - Catalog & Internet Segment

Net Sales in the Catalog & Internet segment for the first nine months of fiscal 2006 decreased $8.4 million, or 6.4%, to $122.5 million from $130.9 million in the same period a year earlier.  This decline from last year is attributable to sales shortfalls in our primary catalogs, which the Company believes is due to limited discretionary spending by consumers as mentioned in the Wholesale segment.

Net Sales in the Catalog & Internet segment decreased $2.4 million, or 4.4%, to $51.7 million in the quarter ended October 31, 2005, compared with $54.1 million in the same period in fiscal 2005.  The decline from last year is driven by lower sales in all four major catalogs, which as previously mentioned, the Company believes is due to limitations on discretionary consumer spending.

Gross Profit

Gross profit in the first nine months of fiscal 2006 decreased $36.5 million, or 6.9% to $493.3 million, from $529.8 million in the first nine months of fiscal 2005.  Gross profit margin decreased from 48.7% for the first nine months of fiscal 2005 to 45.2% for the first nine months of fiscal 2006.  The decrease from prior year is principally due to sales shortfalls within PartyLite U.S., the margins of which are higher than Blyth’s overall average, as well as higher commodity costs.

Gross profit decreased $14.8 million, or 7.4% from $200.7 million in the quarter ended October 31, 2004 to $185.9 million in the quarter ended October 31, 2005.  Gross profit margin decreased from 45.7% for the third quarter of fiscal 2005 to 41.8% in the third quarter of fiscal 2006.  This decline is primarily due to lower PartyLite U.S. sales, and higher commodity costs across all business units.

Selling Expense

Selling expense decreased $3.5 million, or 1.1%, from $322.2 million in the first nine months of fiscal 2005, when selling expense was 29.6% of net sales, to $318.7 million in the same period in fiscal 2006, or 29.2% of net sales.  The decrease in selling expense is primarily due to reduced sales in the North American Direct Selling channel, which was offset by the full year impact of the September 2004 acquisitions of Edelman and Euro-Decor.

Selling expense increased $1.6 million, or 1.4%, from $113.5 million in the quarter ended October 31, 2004 to $115.1 million in the quarter ended October 31, 2005.  As a percent of sales, selling expense was essentially flat at 25.9% in the most recent quarter compared to 25.8% a year earlier.  As previously mentioned, the increase is primarily due to a full quarter of Edelman and Euro-Decor selling expenses.

Administrative Expense

Administrative expense increased $8.5 million, or 8.2%, from $103.3 million in the first nine months of fiscal 2005 to $111.8 million in the same period of fiscal 2006.  As a percent of sales, administrative expense was 10.2% in the first nine months of fiscal 2006 versus 9.5% in the same period last year.  The increase in administrative expenses versus the prior year is primarily due to the acquisitions of Edelman and Euro-Decor.

Administrative expense increased $1.0 million or 2.8% from $36.1 million in the quarter ended October 31, 2004 to $37.1 million in quarter ended October 31, 2005.  As a percent of sales, administrative expense was 8.3% in the third quarter of fiscal 2006 versus 8.2% in the same period last year.  Administrative expenses primarily increased due to the acquisitions of Edelman and Euro-Decor and the $1.2 million write-down of the Colorado Springs facility, which is currently held for sale.  This increase was offset by a reduction in administrative expenses in the Direct Selling segment and the U.S. Wholesale businesses.

Operating Profit

Operating profit decreased $41.5 million, or 39.8%, from $104.3 million in the first nine months of fiscal 2005 to $62.8 million in the same period of fiscal 2006.  This decline is primarily due to lower PartyLite U.S., Wholesale and Catalog & Internet segment sales, investments in organic strategic initiatives and higher commodity costs across our businesses.

Operating profit decreased $17.4 million, or 34.1%, from $51.1 million in the quarter ended October 31, 2004 to $33.7 million in the quarter ended October 31, 2005.  The decrease is primarily due to reduced sales at PartyLite U.S., in many of our Wholesale businesses and in the Catalog & Internet segment, as well as higher commodity costs.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the first nine months of fiscal 2006 decreased $21.3 million, or 25.8%, to $61.1 million from $82.4 million in the same period a year earlier.  This decrease was primarily driven by the previously mentioned 12.5% sales shortfall of PartyLite U.S., increased commodity costs, and the ongoing investments being made in the organic strategic initiatives, Purple Tree and Two Sisters Gourmet.  These items more than offset the favorable impact of the reversal of the contingent reserve for the settlement of an unclaimed property matter in the second quarter.

Operating profit in the quarter ended October 31, 2005 in the Direct Selling segment decreased $7.1 million, or 36.8%, to $12.2 million when compared to $19.3 million in the same period a year earlier.  This decline was due to the impact of the previously discussed 7.4% decrease in PartyLite U.S. sales, lower gross margins as a result of higher commodity costs, and this year’s expenses related to the North American and European national conferences, which were higher than the previous year.

Operating Profit - Wholesale Segment

Operating profit in the Wholesale segment decreased $15.4 million, or 72.0% in the nine months ended October 31, 2005 to $6.0 million compared to a profit of $21.4 million in the nine months ended October 31, 2004.  Sales shortfalls in most Wholesale businesses as well as continued pressure on gross margins due to increased raw material costs were the primary contributors to the decrease in operating profit in this segment compared to the prior year.

Operating profit in the quarter ended October 31, 2005 in the Wholesale segment decreased $6.9 million, or 24.3% to $21.5 million versus a profit of $28.4 million the same period a year earlier.  The decline from last year was due to the impact of reduced sales and gross margins in almost all of the businesses.  Also, prior year results included a positive gain of $2.2 million from the Monterrey fire insurance recovery.

Operating Loss/Profit- Catalog & Internet Segment

Operating loss in the Catalog & Internet segment was $4.3 million in the nine months ended October 31, 2005 compared to a profit of $0.5 million in the nine months ended October 31, 2004.  The decrease in profitability compared to the prior year is primarily due to the impact of the previously mentioned reduced sales and write-down of the Colorado Springs facility.

Operating profit in the quarter ended October 31, 2005 in the Catalog & Internet segment decreased $3.3 million, or 97.1% to $0.1 million versus a profit of $3.4 million in the same period a year earlier.  The decrease from prior year is primarily due to sales declines and the write-down of the Colorado Springs facility.

Interest Expense

Interest expense decreased approximately $0.3 million, or 1.8% from $16.5 million in the first nine months of fiscal 2005 to $16.2 million in the same period of fiscal 2006.  This decrease is mainly due to a decrease in borrowings.

Interest expense decreased $0.7 million, or 11.3% from $6.2 million in the quarter ended October 31, 2004 to $5.5 million in the quarter ended October 31, 2005.  This decrease is mainly due to interest expense incurred last year on additional debt used to fund the Dutch tender offer and the acquisitions of Edelman and Euro-Decor.

Income Taxes

Income tax expense decreased $22.6 million, or 69.8%, from $32.4 million in the first nine months of fiscal 2005 to $9.8 million in the same period in the current fiscal year.  The effective tax rate for the nine months ended October 31, 2005 was approximately 21.1% compared to 36.1% in the prior year.  The decrease in the tax rate is primarily due to the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S. earnings.  Based on our current estimates, we anticipate that our full year effective income tax rate for fiscal 2006 will be approximately 22%.

Income tax expense decreased $9.9 million, or 65.1%, from $15.2 million in the quarter ended October 31, 2004 to $5.3 million in quarter ended October 31, 2005.  The effective tax rate for the quarter ended October 31, 2005 was approximately 18.7% compared to 33.5% in the third quarter of fiscal 2005.  The decrease in the tax rate is primarily due to the decrease in U.S. earnings versus higher foreign sourced earnings, as previously mentioned, and the reversal of tax reserves as a result of the favorable resolution of tax contingencies during the quarter.

Net Earnings

As a result of the foregoing, net earnings decreased $20.2 million, or 35.2%, from $57.4 million in the first nine months of fiscal 2005 to $37.2 million for the same period in fiscal 2006.  Net earnings decreased $7.2 million, or 23.8%, from $30.2 million in the third quarter of fiscal 2005 to $23.0 million in the third quarter of fiscal 2006.

Basic earnings per share based on the weighted average number of shares outstanding for the nine months ended October 31, 2005, were $0.91, a decrease of $0.40, or 30.5%, compared to $1.31 for the nine months ended October 31, 2004.  Basic earnings per share for the quarter ended October 31, 2005, were $0.56, a decrease of $0.18, or 24.3%, compared to $0.74 for the quarter ended October 31, 2004.  Diluted earnings per share based on the potential dilution that could occur if options to issue common stock were exercised, were $0.90 for the nine months ended October 31, 2005, compared to $1.29 for the same period last year, a decrease of $0.39, or 30.2%.  Diluted earnings per share were $0.56 for the quarter ended October 31, 2005, compared to $0.73 for the same period last year, a decrease of $0.17, or 23.3%.

Liquidity and Capital Resources

Net cash used in operations increased to $88.4 million in the first nine months of fiscal 2006 from $47.6 million in the same period of fiscal 2005.  The increase in cash used in operations in fiscal 2006 was primarily due to the reduction in net earnings and increases in inventory and prepaids that have resulted in a higher usage of cash to fund working capital needs in fiscal 2006.

Capital expenditures for property, plant and equipment were $10.8 million in the nine months ended October 31, 2005 compared to $14.3 million in the prior year period.  Capital expenditures consisted primarily of investments in information technology and upgrades of equipment and facilities.  The Company expects total capital spending of approximately $15.0 million for fiscal 2006.

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term (the “Credit Facility”).  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating.  On October 31, 2005, approximately $46.6 million (including letters of credit) was outstanding under the Credit Facility.

As of October 31, 2005, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2006.  Amounts outstanding under the line of credit bear interest at prime or LIBOR plus 0.90%.  No amounts were outstanding under the uncommitted line of credit at October 31, 2005.

At October 31, 2005, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At October 31, 2005, approximately $2.3 million of letters of credit were outstanding under this credit line.

As of September 30, 2005, The Gies Group (“Gies”) had available lines of credit of approximately $39.9 million of which approximately $6.4 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.1% at September 30, 2005.  The lines of credit are renewed annually.

As of September 30, 2005, Kaemingk had an available line of credit of approximately $33.0 million with ING Bank N.V.  The line of credit is collateralized by certain real estate and equipment owned by Kaemingk.  $10.3 million was outstanding at September 30, 2005, at an interest rate of 3.65%.

As of September 30, 2005, Colony Gift Corporation Limited (“Colony”) had an $8.8 million short-term revolving credit facility with Barclays Bank, which matures in August 2006.  Colony had borrowings under the credit facility of approximately $3.3 million, at a weighted average interest rate of 5.6%, as of September 30, 2005.

As of September 30, 2005, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $30.0 million with ABN Amro Bank N.V.  The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V.  At September 30, 2005, approximately $17.8 million was outstanding at a weighted average interest rate of 3.0%.

At October 31, 2005, Miles Kimball had approximately $9.5 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

At September 30, 2005, Kaemingk had approximately $7.1 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 4.97%.  The bank loans have maturity dates ranging from 2008 through 2020.  The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  The final payment on the notes was made on June 30, 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At October 31, 2005, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At October 31, 2005, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance were used for general corporate purposes.

At October 31, 2005, CBK had $4.5 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 4.1% at October 31, 2005.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program.  Since January 31, 2005, the Company has purchased 65,000 shares on the open market for a cost of $2.1 million, bringing the cumulative total purchased shares to 4,626,800 as of October 31, 2005 for a total cost of approximately $114.5 million.  The acquired shares are held as common stock in treasury at cost.

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

On September 8, 2005, the Company announced that it had declared a cash dividend of $0.23 per share of common stock for the six months ended July 31, 2005.  The dividend authorized at the Company’s September 8, 2005 Board of Directors meeting, was payable to shareholders of record as of November 1, 2005, and was paid on November 15, 2005.  The total payment was $9.4 million.

The Board of Directors, at its December 9, 2005 meeting, approved the acceleration of the vesting of all outstanding, unvested stock options.  The Board of Directors decided it was in the best interests of stockholders to accelerate these options as the Company will avoid compensation expense of approximately $2.7 million (pre-tax) in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to February 1, 2006.  As a result, options to purchase approximately 350,000 shares became exercisable immediately.  Based on the December 9, 2005 closing stock price of $20.11, virtually all of the stock options had an exercise price below fair market value at the acceleration date, and the Company will record an expense of less than $1,000 in the fourth quarter in connection with the accelerated vesting.

Subject to Board approval, the Company intends to repatriate up to €104 million (approximately $130 million) in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities, under the American Jobs Creation Act of 2004.  The funds are expected to be brought back to the United States late in the fourth quarter and will receive the favorable tax treatment provided by the Act.  The Company expects to record a one-time tax expense of up to approximately $9.8 million, or $0.24 per share, in the fourth quarter to recognize the income tax liability associated with repatriating these funds.  As part of its repatriation plan, the Company intends to make a domestic investment of the repatriated amount in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of fiscal 2006.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements.  While we previously adopted, for disclosure purposes only, the fair value based method of accounting pursuant to SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No. 123R requires a forfeiture assumption for our unvested awards. Additionally, SFAS No. 123R amends the presentation of the statement of cash flows and requires additional annual disclosures.  As described above, the Board of Directors approved the acceleration of all outstanding unvested stock options on December 9, 2005.  The Company is still analyzing the effect of this standard, however, management does not believe the implementation of this standard will have a material impact on the financial statements.

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

Interest Rate Risk

As of October 31, 2005, the Company is subject to interest rate risk on approximately $88.0 million of variable rate debt.  Each 1-percentage point change in the interest rate would impact pre-tax earnings by approximately $0.9 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the Notes.

Foreign Currency Risk

The Company uses foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on the net assets of certain of its foreign operations, foreign denominated inventory purchases, intercompany payables and certain intercompany loans.  The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts.  Any increase or decrease in the fair value of the forwards related to changes in the spot foreign exchange rates is offset by the change in the value of the hedged net assets of the foreign operations relating to changes in spot foreign exchange rates.  The net after-tax gain related to the derivative net investment hedge instruments recorded in OCI totaled $3.3 million as of October 31, 2005.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in accumulated other comprehensive income (loss) (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $0.3 million of hedge gains related to cash flow hedges are included in accumulated OCI at October 31, 2005, and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at October 31, 2005 related to cash flow hedges:

	U.S. Dollar	Average	Estimated
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Fair Value
Canadian Dollar	$8,850	0.84	$(93)
Pound Sterling	5,368	1.79	119
Euro	19,100	1.23	395
	$33,318		$421

The foreign exchange contracts outstanding have maturity dates through 2006.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of October 31, 2005.

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

The steps above will assist the Company in improving its internal controls in its income tax accounting and reconciliation processes, procedures and controls.  We believe that we continue to improve the design and operating effectiveness of such internal controls to remediate the material weakness previously identified.  Certain of the corrective processes, procedures and controls have yet to be tested, some of which relate to annual controls that cannot be tested until the preparation of our fiscal 2006 annual income tax provision.  Accordingly, we will continue to monitor the effectiveness of our internal controls over financial reporting related to the accounting for income taxes and will make any further changes management determines appropriate.

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

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the fiscal year ending January 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2005 – August 31, 2005	0	$0	0	1,373,200 shares

September 1, 2005 – September 30, 2005	0	$0	0	1,373,200 shares

October 1, 2005 – October 31, 2005	0	$0	0	1,373,200 shares

Total	0	$0	0	1,373,200 shares

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  As of October 31, 2005, the Company has purchased a total of 4,626,800 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program.

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

Risk of Inability to Maintain Sales Growth Rate

The Company experienced significant sales growth in past years.  While management expects continued growth, our future growth rate will likely be more gradual than our historical growth rate.  The Company expects faster sales growth in its international market versus its United States market.  The Company’s ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, growth of consumer discretionary spending, the ability to recruit new independent sales consultants, sourcing of raw materials and demand-driven increases in production and distribution capacity.  Business in all of our segments is driven by consumer preferences.  Accordingly, there can be no assurances that the Company’s current or future products will maintain or achieve market acceptance.  Our sales and earnings results can be negatively impacted by the worldwide economic environment, particularly the Canadian, United States and European economies.  There can be no assurances that the Company’s financial results will not be materially adversely affected by these factors in the future.

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

BLYTH, INC.

Date:	December 12, 2005	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	December 12, 2005	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer