Form 10-K
period 2006-01-31
BLYTH INC
filed 2006-04-12
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File number 1-13026

BLYTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2984916
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One East Weaver Street
Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 661-1926

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $0.02 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $776.9 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on July 31, 2005 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.

As of March 31, 2006, there were 40,994,644 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2006 (Incorporated into Part III).

PART I

Item 1.                        Business

(a)   General Development of Business

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

Blyth was incorporated in the state of Delaware in 1977 and became a publicly traded company in 1994, at which time net sales were approximately $157.5 million. Internal growth and acquisitions have contributed to significant overall growth since that time. Internal growth has been generated by increased sales of existing Home Expressions products to consumers and retailers, the introduction of new products and product line extensions and geographic expansion. The Company has also integrated numerous acquisitions into its operations since its formation in 1977.

In September 2005, we announced our proposed intention to spin off the Wholesale segment to our stockholders. We requested and received from the Internal Revenue Service a ruling on the tax-free status for the transaction. We intend to evaluate additional strategic opportunities that have been identified since the announcement of the spin off. We have engaged outside consultants to advise us on potential opportunities within the Wholesale segment, and we will likely focus on one or more of our European Wholesale businesses. Believing that substantial upside opportunities exist in the North American Wholesale business and having made significant investments in sales force integration and productivity, as well as new product development, we remain committed to the success of these and other initiatives despite challenging market conditions impacting the Home Expressions industry.

Additional information is available on our website, www.blyth.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto filed or furnished pursuant to the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable following submission to the SEC. Also available on the Company’s website are its Corporate Governance Guidelines, its Code of Conduct, and the charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which is available in print to any shareholder who makes a request to Blyth, Inc., One East Weaver Street, Greenwich, CT 06831, Attention: Secretary. The information posted to www.blyth.com, however, is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

(b)   Financial Information about Segments

The Company reports its financial results in three business segments: the Direct Selling segment, the Wholesale segment and the Catalog & Internet segment. These segments accounted for approximately 45%, 43% and 12% of consolidated net sales, respectively, for the fiscal year ended January 31, 2006. Financial information relating to these business segments for the years ended January 31, 2004, 2005 and 2006 appears in Note 19 of the Company’s consolidated financial statements and is incorporated herein by reference.

(c)   Narrative Description of Business

Direct Selling Segment

In fiscal 2006, the Direct Selling segment represented approximately 45% of Blyth’s total sales. The Company’s principal Direct Selling business is PartyLite. PartyLite® brand products are marketed in North America, Europe and Australia through a network of independent sales consultants using the party plan method of direct selling. These products are designed, manufactured or sourced, marketed and distributed and include fragranced and non-fragranced candles, bath products and a broad range of related accessories.

In fiscal 2005, the Company introduced a party plan company called Purple Tree, which is focused on the craft industry, and, in fiscal 2006, the Company acquired a party plan company called Two Sisters Gourmet, which is focused on gourmet food. These two businesses represent substantially less than 1% of total sales from the Direct Selling segment. In the future, the Company may pursue other direct selling business opportunities.

United States Market

Within the United States market, PartyLite brand products are sold directly to consumers through a network of independent sales consultants. These consultants are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them. Over 27,000 independent sales consultants located in the United States were selling PartyLite products at January 31, 2006. PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold.

International Market

In fiscal 2006, PartyLite products were sold internationally by more than 19,000 independent sales consultants located outside the United States. These consultants were the exclusive distributors of PartyLite brand products internationally. The following were PartyLite’s international markets during fiscal 2006: Australia, Austria, Canada, Denmark, Finland, France, Germany, Mexico, Switzerland and the United Kingdom.

We support our independent sales consultants with inventory management and control and satisfy delivery requirements through on-line ordering, which is available to all independent sales consultants in the United States and Canada, as well as in most of Europe.

Wholesale Segment

In fiscal 2006, this segment represented approximately 43% of Blyth’s total sales. Products designed, manufactured or sourced, marketed and distributed within this segment include candles and other home fragrance products, a broad range of candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles. In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold in this segment. Our wholesale products are sold to more than 40,000 retailers in multiple channels of distribution in North America and Europe under brand names that include Ambria®, Asp-Holmblad®(1), Carolina®, CBK®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®(1), Florasense®, Gies®(1), HandyFuel™, Kaemingk™(2), Liljeholmens®, Seasons of Cannon Falls®, Sterno® and Triumph Tree®(1). Our wholesale products are designed, packaged and priced to satisfy the varying demands of retailers and consumers within each distribution channel.

(1)             Registered and sold outside the United States only.

(2)             Sold outside the United States only.

United States Market

Products sold in the Wholesale segment in the United States are marketed through the premium and mass consumer wholesale channels. Within these channels, our wholesale products are sold to independent gift shops, specialty chains, department stores, food and drug outlets, mass retailers, hotels, restaurants and independent foodservice distributors through independent sales representatives, our key account managers and our sales managers. Our sales force supports our customers with product catalogs and samples, merchandising programs and selective fixtures. Our sales force also receives training on the marketing and proper use of our products.

International Market

Products sold internationally in the Wholesale segment are marketed to retailers in the premium and mass consumer wholesale channels, as well as to hotels, restaurants and independent foodservice distributors through independent sales representatives and our sales managers. Customers include European mass merchants, garden centers, department and gift stores and foodservice distributors.

Blyth’s international wholesale operations also include exports of products from the United States and various European countries to Canada, Europe, Latin America and the Pacific Rim. Exported products are sold through our sales managers and independent sales representatives to premium and mass retailers, hotels, restaurants and independent foodservice distributors. The Company may expand its international presence through the establishment of additional non-U.S. based marketing and distribution operations.

The Company effectively supports customers with inventory management and control and satisfies delivery requirements through various management ordering systems. The Company’s independent sales representatives and sales managers in the premium wholesale channel are supported by advanced sales tools to support showroom, road and telephone sales efforts.

Recent Dispositions

In January 2006, we sold our Impact Plastics seasonal decorations business to the former owner of that business.

Catalog & Internet Segment

In fiscal 2006, this segment represented approximately 12% of Blyth’s total sales. Blyth designs, markets and distributes a wide range of household convenience items, personalized gifts and photo storage products within this segment. These products are sold through the catalog and Internet distribution channel under brand names that include Easy Comforts™, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake®.

Product Brand Names

The key brand names under which our Direct Selling segment products are sold are:

PartyLite®
Well Being by PartyLite™

The key brand names under which our Wholesale segment products are sold are:

Ambria®	Florasense®
Asp-Holmblad®	Gies®
Carolina®	HandyFuel™
CBK®	Kaemingk™
Colonial™	Liljeholmens®
Colonial Candle of Cape Cod®	Seasons of Cannon Falls®
Colonial at HOME®	Sterno®
Edelman®	Triumph Tree®
Euro-Decor®

The key brand names under which our Catalog & Internet segment products are sold are:

Easy Comforts™
Exposures®
Home Marketplace®
Miles Kimball®
Walter Drake®

New Product Development

Concepts for new products and product line extensions are directed to the marketing departments of our business units from within all areas of the Company, as well as from the Company’s independent sales representatives and worldwide product manufacturing partners. The new product development process may include technical research, consumer market research, fragrance studies, comparative analyses, the formulation of engineering specifications, feasibility studies, safety assessments, testing and evaluation. New products typically account for at least 40% of our net sales in the first full year following their introduction.

Manufacturing, Sourcing and Distribution

In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing and distribution practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities. Capital expenditures over the past five years have totaled $86.4 million and are targeted to technological advancements or capital investments with short payback time frames. Management has also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

Blyth manufactures most of its candles and sources nearly all of its other products. In fiscal 2006, Blyth sourced approximately 65% of its products from independent manufacturers in the Pacific Rim, Europe and Mexico. Blyth manufactures approximately 35% of its products using highly automated processes and technologies, as well as certain hand crafting and finishing. Many of the Company’s products are manufactured by others based on Blyth’s design specifications, making the Company’s global supply chain approach critically important to its new product development process, quality control and cost management. Management has also built a network of stand-alone highly automated distribution facilities in its core markets.

Technological Advancements

The Company continues to see the benefit of its substantial investment in technological initiatives, particularly Internet-based ordering technology. An Internet-based order-entry and business management system is available to all PartyLite independent sales consultants in the United States, Canada and most of Europe. By fiscal 2006 year-end, show orders placed via the PartyLite Extranet had increased to over 85% of total show orders in North America and over 40% of total show orders in Europe. The Extranet’s automated features eliminate errors common on hand-written paper forms and speed orders through processing and distribution, improving customer service. Furthermore, by easing the administrative workload and providing tools with which to track sales and programs, the Extranet has helped PartyLite independent sales consultants build their businesses more efficiently. The improved accuracy of the automated system also results in administrative savings for the Company.

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

Competition

All of the Company’s business segments are highly competitive both in terms of pricing and new product introductions. The worldwide market for Home Expressions products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by the Company. In addition, the Company competes for direct selling consultants with other direct selling companies. Because there are relatively low barriers to entry in all of Blyth’s business segments, the Company may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to Blyth. Competition includes companies selling candles manufactured at low cost outside of the United States. Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Employees

As of January 31, 2006, we had approximately 5,500 full-time employees, of whom approximately 29% are based outside of the United States. Approximately 75% of our employees are non-salaried. Blyth does not have any unionized employees in the United States. Approximately 50 employees are represented by the IG Chemie labor union in our German facility at Gies Kerzen and have a General Agreement in place with no termination period. A Wages Agreement is in place for a period of one year from July 2005 until June 2006 and currently may be terminated by either party at the end of that period. Approximately 40 employees are represented by the Chemical Union in our manufacturing and distribution facility located in Promol, Portugal. The union contract has been terminated and the facility is applying the general labor law. Liljeholmens, Sweden has approximately 70 employees represented by the Industrifacket union, a manufacturing union, and the SIF union, a management union. Both union agreements each have a three-year term (April 2004 to March 2007). Management believes that relations with the Company’s employees are good. Since its formation in 1977, Blyth has never experienced a work stoppage.

Raw Materials

All of the raw materials used by Blyth for its candles, home fragrance products and chafing fuel, principally petroleum-based wax, fragrance, glass containers and corrugate, have historically been available in adequate supply from multiple sources. In fiscal 2006, substantial cost increases for certain raw materials, such as paraffin, dyethelene glycol (DEG) and ethanol, as well as aluminum and paper, negatively impacted profitability of certain products in all three segments.

Seasonality

Our business is highly seasonal, and our net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for our products. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

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

(d)   Financial Information about Geographic Areas

For information on net sales from external customers attributed to the United States and foreign countries and on long-lived assets located in the United States and outside the United States, see Note 19 of Notes to Consolidated Financial Statements.

Item 1A.                Risk Factors

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

Ability to Respond to Increased Product Demand

The Company’s ability to meet future product demand in all of its business segments will depend upon its success in: sourcing adequate supplies of its products; bringing new production and distribution capacity on line in a timely manner; improving its ability to forecast product demand and fulfill customer orders promptly; improving customer service-oriented management information systems; and training, motivating and managing new employees. The failure of any of the above could result in a material adverse effect on Blyth’s financial results.

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

Risks Related to Information Technology Systems

Blyth’s information technology systems are dependent on global communications providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced significant system failures and outages in the past. Blyth’s systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our systems. The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access our information systems.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties

The following table sets forth the location and approximate square footage of the Company’s major manufacturing and distribution facilities:

			Approximate Square Feet
Location	Use	Business Segment	Owned	Leased
Aalten, Netherlands	Distribution	Wholesale	227,552	324,522
Almere-De Vaart, Netherlands(3)	Distribution	Wholesale	132,077	—
Arndell Park, Australia	Distribution	Direct Selling	—	18,535
Batavia, Illinois	Manufacturing and	Direct Selling and	486,000	—
	Research &	Wholesale
	Development
Caldas da Rainha, Portugal	Manufacturing and	Wholesale	230,000	—
	related distribution
Cannon Falls, Minnesota	Distribution	Wholesale	—	192,000
Carol Stream, Illinois	Distribution	Direct Selling	—	651,000
Cumbria, England(4)	Manufacturing and	Direct Selling and	223,000	70,000
	related distribution	Wholesale
Elkin, North Carolina	Manufacturing and	Wholesale	699,000	—
	related distribution
Glinde, Germany	Manufacturing and related distribution	Wholesale	172,000	—
Heidelberg, Germany	Distribution	Direct Selling	—	6,000
Jacksonville, Florida	Roasting, packaging	Catalog & Internet	—	16,826
	and distribution
Memphis, Tennessee	Distribution	Wholesale	—	414,960
Monterrey, Mexico	Distribution	Direct Selling	—	45,000
Montfoort, Netherlands	Distribution	Wholesale	—	204,521
Ontario, Canada	Distribution	Direct Selling	—	25,000
Orlando, Florida	Warehouse and	Direct Selling	—	14,048
	distribution
Oshkosh, Wisconsin	Distribution	Catalog & Internet	—	386,000
Oskarshamm, Sweden	Manufacturing and	Wholesale	—	122,000
	related distribution
Plymouth, Massachusetts	Distribution	Direct Selling	59,000	—
Reeuwijk, Netherlands	Distribution	Wholesale	59,203	204,521
Tampa, Florida	Warehouse and	Direct Selling	—	12,000
	distribution
Texarkana, Texas	Manufacturing and	Wholesale	154,000	65,000
	related distribution
Tilburg, Netherlands	Distribution	Direct Selling	327,000	—
Tijuana, Mexico	Manufacturing	Wholesale	—	201,000
Union City, Tennessee	Distribution	Wholesale	360,000	90,350

(3)             Measured in square meters.

(4)             Represents four separate facilities as follows: 60,000 square feet, 73,000 square feet and 70,000 square feet used by Colony Gifts Corporation Limited; 90,000 square feet used by PartyLite Manufacturing Limited.

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

None

PART II

Item 5.                        Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH. The price range for the Company’s Common Stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

	High	Low
Fiscal 2005
First Quarter	$34.51	$31.28
Second Quarter	36.00	30.46
Third Quarter	35.51	28.43
Fourth Quarter	32.72	27.80
Fiscal 2006
First Quarter	$33.84	$26.80
Second Quarter	29.60	27.24
Third Quarter	28.48	17.70
Fourth Quarter	23.68	17.95

As of March 31, 2006, there were 1,921 registered holders of record of the Company’s Common Stock.

On April 4, 2006, the Company’s Board of Directors declared a regular semi-annual cash dividend in the amount of $0.23 per share of Common Stock payable in the second quarter of fiscal 2007. During fiscal 2006 and 2005, the Company’s Board of Directors declared dividends as follows: $0.21 per share of Common Stock payable in the second quarter of fiscal 2006; $0.23 per share of Common Stock payable in the fourth quarter of fiscal 2006; $0.17 per share of Common Stock payable in the second quarter of the fiscal 2005; $0.19 per share of Common Stock payable in the fourth quarter of fiscal 2005. Currently, the Company expects to pay comparable cash dividends in the future.

The following table sets forth, for the equity compensation plan categories listed below, information as of January 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,236,400	$26.12	2,137,126
Equity compensation plans not approved by security holders	—	—	—
Total.	1,236,400	$26.12	2,137,126

(1)    The information in this column excludes 13,000 shares of restricted stock and 61,475 restricted stock units outstanding as of January 31, 2006.

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the fourth quarter of the fiscal year ended January 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
November 1, 2005– November 30, 2005	0	—	0	1,373,200 shares
Month #2
December 1, 2005– December 31, 2005	0	—	0	1,373,200 shares
Month #3
January 1, 2006– January 31, 2006	0	—	0	1,373,200 shares
Total	0	—	0	1,373,200 shares

(1)    On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions. On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares. On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares. On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares. On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares. As of January 31, 2006, the Company has purchased a total of 4,626,800 shares of Common Stock under the Repurchase Program. The Repurchase Program does not have an expiration date. The Company intends to make further purchases under the Repurchase Program from time to time.

Item 6.   Selected Consolidated Financial Data

Set forth below are selected summary consolidated financial and operating data of the Company for fiscal years 2002 through 2006, which have been derived from our audited financial statements for those years. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Year ended January 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share and percent data)
Statement of Earnings Data:(1)
Net sales	$1,178,771	$1,288,583	$1,505,573	$1,586,297	$1,573,076
Gross profit	577,005	640,302	723,675	771,680	713,266
Operating profit	120,490	155,517	153,077	169,330	56,172
Interest expense	17,237	14,664	17,443	22,138	23,701
Earnings before income taxes, minority interest and cumulative effect of accounting change(2)(4)	108,289	142,557	136,893	149,076	32,027
Earnings before minority interest and cumulative effect of accounting change	68,006	89,525	86,516	96,154	24,252
Net earnings(3)	68,006	57,772	86,351	96,514	24,857
Basic net earnings per common share before cumulative effect of accounting change	$1.45	$1.94	$1.89	$2.24	$0.61
Cumulative effect of accounting change(3)	—	(0.69)	—	—	—
	$1.45	$1.25	$1.89	$2.24	$0.61
Diluted net earnings per common share before cumulative effect of accounting change	$1.44	$1.92	$1.88	$2.22	$0.60
Cumulative effect of accounting change(3)	—	(0.68)	—	—	—
	$1.44	$1.24	$1.88	$2.22	$0.60
Cash dividends paid, per share	$0.20	$0.22	$0.28	$0.36	$0.44
Basic weighted average number of common shares outstanding	47,056	46,256	45,771	43,136	40,956
Diluted weighted average number of common shares outstanding	47,205	46,515	46,027	43,556	41,176
Operating Data:
Gross profit margin	48.9%	49.7%	48.1%	48.6%	45.3%
Operating profit margin	10.2%	12.1%	10.2%	10.7%	3.6%
Capital expenditures	$11,901	$14,322	$21,963	$20,976	$17,272
Depreciation and amortization	36,246	30,212	35,954	35,600	35,875
Balance Sheet Data:
Working capital	$285,771	$324,060	$400,540	$312,172	$439,141
Total assets	804,781	860,084	1,127,963	1,075,820	1,116,520
Total debt	191,701	176,493	293,886	287,875	371,742
Total stockholders’ equity	468,063	507,852	588,970	521,349	493,824

(1)             Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of Midwest of Cannon Falls, Inc. acquired in April 2001, CBK, Ltd., LLC (now CBK Styles, Inc.) acquired in May 2002, Miles Kimball Company acquired in April 2003, Kaemingk B.V. acquired in June 2003, Walter Drake acquired in December 2003 and Edelman B.V. and Euro-Decor B.V. acquired in September 2004, none of which individually had a material effect on the Company’s results of operations in the period during which they occurred, or thereafter.

(2)             Fiscal 2002 pre-tax earnings include restructuring and impairment charges of approximately $14.1 million related to closure of the Company’s 62nd Street Chicago facility, other rationalization of the North American consumer wholesale business and certain changes in the European sector. Fiscal 2002 pre-tax earnings also include approximately $6.3 million and $5.0 million in charges to cost of sales for inventory revaluations related to the U.S. mass market and other marketplace conditions impacting realizable value of obsolete inventory. Fiscal 2003 pre-tax earnings include an impairment charge of $2.6 million as a result of putting Wax Lyrical into receivership. Fiscal 2004 pre-tax earnings include restructuring and impairment charges of $23.8 million related to manufacturing equipment impairment, closure of the Company’s Hyannis manufacturing facility, the discontinuance of the Canterbury® brand, and the closure of five of the Company’s candle outlet stores.

(3)             The Company recorded a one-time cumulative effect of accounting change in February 2002 to reflect the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

(4)             Fiscal 2006 pre-tax earnings include a goodwill impairment charge of $53.3 million in the Wholesale segment. (See Note 9 to the Consolidated Financial Statements).

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

Our current focus is driving sales growth of our brands so we may leverage more fully our infrastructure. New product development continues to be critical to all three segments of our business. In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants. As part of our strategy to invest in strategic initiatives in the Direct Selling segment, we have developed Purple Tree, a new party plan company, which markets crafts. In addition we completed the acquisition of a small gourmet food company, Two Sisters Gourmet, which also markets its products through the Direct Selling channel. In the Wholesale segment, we have numerous collaborative initiatives underway, which we believe will help drive sales and leverage the sales and marketing talents across this segment. These initiatives include customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources. We entered the Catalog and Internet channel of direct-to-consumer distribution in 2003, giving us a presence in all of our desired channels. Our most recent acquisition, Boca Java, a small gourmet coffee and tea company, was in this segment.

Recent Developments

In September 2005, the Company announced its proposed intention to spin off the Wholesale segment to its stockholders. The Company requested and received from the Internal Revenue Service a ruling on the tax-free status for the transaction. Management intends to evaluate additional strategic opportunities that have been identified since the announcement of the spin off, has engaged outside consultants to advise it on strategic alternatives within the Wholesale segment and will likely focus on one or more of its European Wholesale businesses, believing that substantial upside opportunities exist in the North American Wholesale business despite challenging market conditions impacting the Home Expressions industry.

Segments

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand. The Company also operates two small Direct Selling businesses, Purple Tree and Two Sisters Gourmet. All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling. PartyLite® brand products are sold in North America, Europe and Australia. Purple Tree™ and Two Sisters Gourmet™ brand products are sold in North America.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles. Products in this segment are sold in North America and Europe to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®(1), Florasense®, Gies®(1), Kaemingk™(2), Liljeholmens®, Seasons of Cannon Falls® and Triumph Tree®(1) brands. In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel™ and Sterno® brands.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts, kitchen accessories and gourmet coffee and tea. These products are sold directly to the consumer under the Boca Java™, Easy Comforts™, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands. These products are sold in North America.

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase or decrease of certain items included in the Company’s Consolidated Statements of Earnings:

				Percentage Increase (Decrease) from Prior Period
	Percentage of Net Sales Years Ended January 31			Fiscal 2005 Compared to Fiscal	Fiscal 2006 Compared to Fiscal
	2004	2005	2006	2004	2005
Net sales	100.0	100.0	100.0	5.4	(0.8)
Cost of goods sold	51.9	51.4	54.7	4.2	5.5
Gross profit	48.1	48.6	45.3	6.6	(7.6)
Selling	27.7	28.9	29.0	9.8	(0.7)
Administrative	8.6	9.1	9.4	11.3	3.2
Operating profit	10.2	10.7	3.6	10.6	(66.8)
Net earnings	5.7	6.1	1.6	11.8	(74.2)

Fiscal 2006 Compared to Fiscal 2005

Net sales decreased $13.2 million, or approximately 1%, from $1,586.3 million in fiscal 2005 to $1,573.1 million in fiscal 2006. Management believes that a significant increase in party plan competition within the Direct Selling channel in the United States and a weak North American and European consumer environment were exacerbated by high energy prices, which negatively impacted our ability to generate sales growth throughout fiscal 2006.

Net Sales—Direct Selling Segment

Net sales in the Direct Selling segment decreased $31.8 million, or 4%, from $735.9 million in fiscal 2005 to $704.1 million in fiscal 2006. PartyLite’s U.S. sales decreased approximately 11% compared to the prior year, which includes the $5.5 million benefit of the reversal of a contingent reserve related to a settlement of a state unclaimed property matter. Management believes that sales in the U.S. market continue to be negatively impacted by increased competition for hostesses and party guests in the Direct

(1)             Colonial, Euro-Decor, Gies and Triumph Tree trademarks are registered and sold only outside the United States.

(2)             Kaemingk is sold only outside the United States.

Selling channel. In addition, we believe PartyLite’s U.S. operations were negatively impacted by reduced consumer discretionary income, resulting from higher energy prices.

PartyLite Canada reported an approximately 13% increase versus the prior year in U.S. dollars. Sales in Canada increased due to a higher number of guests per show and shows per consultant.

In PartyLite’s European markets, sales increased approximately 4% in U.S. dollars, driven by strong sales in the newer markets. PartyLite Europe now represents approximately 32% of PartyLite’s worldwide net sales.

Net sales in the Direct Selling segment represented approximately 45% of total Blyth sales in fiscal 2006 compared to 46% in fiscal 2005.

Net Sales—Wholesale Segment

Net sales in the Wholesale segment increased  $24.7 million, or 4%, from $656.9 million in fiscal 2005 to $681.6 million in fiscal 2006. The primary reason for this increase was the acquisitions of Edelman and Euro-Decor in September 2004, which contributed an increase in net sales of $59.2 million to the segment. This increase was partially offset by sales declines in most of the other Wholesale businesses, which the Company believes was caused by a reluctance of retailers to make significant purchases in response to the lower level of consumer spending.

In North America, the Wholesale segment experienced a sales decline of approximately 4% versus the prior year. This sales decrease was a result of lower sales in home décor and premium fragrance candle products, which was partially offset by increased sales of mass channel home fragrance products.

In Europe, the Wholesale segment experienced a sales increase of approximately 12% in fiscal 2006 versus fiscal 2005, due to the acquisitions of Edelman and Euro-Decor.

Net sales in the Wholesale segment represented approximately 43% of total Blyth sales in fiscal 2006 compared to 42% in fiscal 2005.

Net Sales—Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $6.2 million, or 3%, from $193.5 million in fiscal 2005 to $187.3 million in fiscal 2006. This decline from last year was attributable to sales shortfalls in our primary catalogs, which the Company believes was due to decreased consumer discretionary spending.

Net sales in the Catalog & Internet segment accounted for approximately 12% of Blyth’s total net sales in fiscal 2006 and in fiscal 2005.

Blyth’s consolidated gross profit decreased $58.4 million, or 8%, from $771.7 million in fiscal 2005 to $713.3 million in fiscal 2006. The gross profit margin decreased from 48.6% in fiscal 2005 to 45.3% in fiscal 2006. This decrease was primarily due to sales shortfalls within PartyLite U.S., the margins of which are higher than Blyth’s overall average, as well as higher fuel, freight and commodity costs, which have adversely impacted a number of Blyth’s businesses.

Blyth’s consolidated selling expense decreased $3.2 million, or approximately 1%, from $458.7 million in fiscal 2005 to $455.5 million in fiscal 2006. Most of the decrease in selling expense relates to the reduced sales in the U.S. Direct Selling channel, which was offset by the full year impact of the September 2004 acquisitions of Edelman and Euro-Decor. Selling expense as a percentage of net sales increased from 28.9% in fiscal 2005 to 29.0% in fiscal 2006.

Blyth’s consolidated administrative expenses increased $4.6 million, or 3%, from $143.7 million in fiscal 2005 to $148.3 million in fiscal 2006. The increase in administrative expenses versus the prior year was primarily due to the acquisitions of Edelman and Euro-Decor and the $1.2 million write-down in the book value of the Colorado Springs facility, which is currently held for sale. Administrative expenses as a percentage of net sales increased from 9.1% in fiscal 2005 to 9.4% in fiscal 2006.

A goodwill impairment charge of $53.3 million was recognized in the Wholesale segment in January 2006. In fiscal 2006 this segment experienced a substantial decline in operating performance when compared to prior years results and budgeted fiscal 2006 expectations.

Blyth’s consolidated operating profit decreased $113.1 million from $169.3 million in fiscal 2005 to $56.2 million in fiscal 2006 principally due to the impact of lower sales within the PartyLite U.S., Wholesale and Catalog & Internet segments, the previously mentioned goodwill impairment, investments in organic strategic initiatives, such as Purple Tree and Two Sisters Gourmet in the Direct Selling segment and flameless technology in the foodservice channel of the Wholesale segment and higher commodity costs across our businesses.

Operating Profit/Loss—Direct Selling Segment

Operating profit in the Direct Selling segment decreased $24.2 million, or 18%, from $131.9 million in fiscal 2005 to $107.7 million in fiscal 2006. The decrease was primarily driven by the previously mentioned sales shortfall of PartyLite U.S. and lower gross profit due to increased commodity costs, as well as the ongoing investment being made in the organic strategic initiatives, Purple Tree and Two Sisters Gourmet.

Operating Profit/Loss—Wholesale Segment

Operating profit in the Wholesale segment decreased from $30.7 million in fiscal 2005 to a loss of $51.1 million in fiscal 2006. The previously mentioned goodwill impairment charge, sales shortfalls in most Wholesale businesses, as well as continued pressure on gross margins due to increased raw material costs, were the primary contributors to the decrease in operating profit in this segment compared to the prior year.

Operating Profit/Loss—Catalog & Internet Segment

Operating profit in the Catalog & Internet segment decreased from $6.7 million in fiscal 2005 to a loss of $0.4 million in fiscal 2006. The decrease in profitability compared to the prior year was primarily due to the impact of the previously mentioned reduced sales, increased sales promotions and circulation costs and the write-down of the Colorado Springs facility.

Interest expense increased $1.6 million, or 7%, from $22.1 million in fiscal 2005 to $23.7 million in fiscal 2006, due to increases in borrowings, interest rates and interest expense on state tax settlements.

Other income decreased $2.3 million from $1.9 million in fiscal 2005 to a loss of $0.4 million in fiscal 2006. This decrease was primarily due to a loss on the sale of Impact Plastics and foreign currency exchange losses.

Income tax expense decreased $45.1 million, or 85%, from $52.9 million in fiscal 2005 to $7.8 million in fiscal 2006. The effective income tax rate was 24.3% for fiscal 2006 compared to 35.5% in fiscal 2005. This decrease in income tax expense and tax rate was primarily due to the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S earnings, the favorable impact of global audit settlements and a reduction in tax expense resulting from adjustments to prior years’ income tax items. These decreases were offset by the one-time tax charge on the American Job Creations Act of 2004 (“AJCA”) dividend as well as the non-tax deductible portion of the goodwill impairment charge.

As a result of the foregoing, net earnings decreased $71.6 million, or 74%, from $96.5 million in fiscal 2005 to $24.9 million in fiscal 2006.

Basic earnings per share were $0.61 for fiscal 2006 compared to $2.24 for fiscal 2005. Diluted earnings per share were $0.60 for fiscal 2006 compared to $2.22 for fiscal 2005. The total of the following previously discussed items: goodwill impairment charge, loss on the sale of Impact Plastics, tax charge on the AJCA dividend, the favorable impact of global audit settlements and a reduction in tax expense resulting from adjustments to prior years’ income tax items reduced diluted earnings per share by approximately $0.96 in fiscal 2006.

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

Net Sales—Direct Selling Segment

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

Net Sales—Wholesale Segment

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

Net sales in the Wholesale segment represented approximately 42% of total Blyth sales in fiscal 2005 and in fiscal 2004.

Net Sales—Catalog & Internet Segment

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

Blyth’s consolidated operating profit increased $16.2 million from $153.1 in fiscal 2004 to $169.3 million in fiscal 2005 principally due to the impact of the fiscal 2004 restructuring and impairment charges on the year-to-year comparison.

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

Operating Profit/Loss—Wholesale Segment

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

Operating Profit/Loss—Catalog & Internet Segment

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

Seasonality

Approximately 41% of the Company’s net sales occurred in the first and second fiscal quarters of 2006. This is approximately equal to the Company’s net sales that occurred in the first and second fiscal quarters of 2005. The Company’s net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for the Company’s products.

Liquidity and Capital Resources

Cash and cash equivalents increased $150.4 million, or 164%, from $91.7 million at January 31, 2005 to $242.1 million at January 31, 2006. The increase in cash during fiscal 2006 was primarily due to cash generated from operations and increased borrowing in Europe to fully fund the dividend paid under the AJCA.

The Company typically generates positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. The Company generated $106.8 million in cash from operations in fiscal 2006 compared to $138.5 million in fiscal 2005. This decrease was primarily due to the reduction in net earnings and an increase in inventory in the North American candles and home fragrance business to meet mass-market customer needs.

Capital expenditures for property, plant and equipment were approximately $17.3 million in fiscal 2006 down from $21.0 million in fiscal 2005. The decrease from historical levels is due to the Company continuing to reduce spending on manufacturing facilities, while moving to more of an outsourced product supply model. The Company anticipates total capital spending of approximately $25.0 million for fiscal 2007, primarily for the expansion of the Direct Selling European distribution center in support of ongoing growth, information technology and research and development-related equipment and upgrades to machinery and equipment in existing manufacturing and distribution facilities.

The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate. Our recent growth has been primarily acquisition related and in the future, acquisitions may continue to contribute more to the Company’s overall sales growth rate than historically. As part of our strategy to invest in strategic initiatives we have developed Purple Tree, a new Direct Selling company, which markets crafts. In addition we completed the acquisition of a small gourmet food company, Two Sisters Gourmet, that also markets its products through the Direct Selling channel. In the Wholesale segment, we have numerous collaborative initiatives underway, which we believe will help drive sales and leverage the sales and marketing talents across this segment. These initiatives include customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources. The Company acquired Edelman B.V. and Euro-Decor B.V. during fiscal 2005, which added the home décor product to the European Wholesale business. The Company entered the Catalog and Internet channel of direct-to-consumer distribution in 2003, giving us a presence in all of our desired channels. Our latest acquisition, Boca Java, a small gourmet coffee and tea company, was in this segment.

As of January 31, 2006, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2006. Amounts outstanding under the line of credit bear interest at prime or LIBOR plus 0.90%. No amounts were outstanding under the uncommitted line of credit at January 31, 2006.

As of January 31, 2006, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit. Since the line of credit is uncommitted, there is no maturity date. At January 31, 2006, approximately $0.5 million of letters of credit were outstanding under this credit line.

As of December 31, 2005, The Gies Group (“Gies”) had available lines of credit of approximately $40.4 million of which approximately $18.8 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.2% at December 31, 2005. The lines of credit have maturity dates thru December 2006 and are renewed annually.

As of December 31, 2005, Kaemingk had an available line of credit of approximately $32.6 million with ING Bank N.V, which expires December 31, 2006. No amounts were outstanding at December 31, 2005. The line of credit is collateralized by certain real estate and equipment owned by Kaemingk.

As of December 31, 2005, Colony Gift Corporation Limited (“Colony”) had an $8.6 million short-term revolving credit facility with Barclays Bank, which matures in August 2006. Colony had borrowings under the credit facility of approximately $7.0 million, at a weighted average interest rate of 5.6%, as of December 31, 2005.

As of December 31, 2005, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $29.6 million with ABN Amro Bank N.V, which mature September 2007. The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V. At December 31, 2004, $6.9 million was outstanding at a weighted average interest rate of 3.0%. At December 31, 2005, approximately $6.4 million was outstanding at a weighted average interest rate of 3.5%.

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term; the “Credit Facility” matures June 2010. The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating. At January 31, 2005, $3.3 million letters of credit were outstanding under the prior Credit Facility. As of January 31, 2006, approximately $73.0 million (including letters of credit) was outstanding under the Credit Facility.

As of January 31, 2005 and January 31, 2006, Miles Kimball had approximately $9.9 million and $9.4 million, respectively of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of December 31, 2004, Kaemingk had approximately $8.8 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.1%. As of December 31, 2005, approximately $7.0 million of long-term debt was outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 4.9%. The bank loans have maturity dates ranging from 2008 through 2020. The loans are collateralized by certain real estate and equipment owned by Kaemingk.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due June 2005. The final payment on the notes was made on June 30, 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At January 31, 2006, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on April 1 and October 1. On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes. At January 31, 2006, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuance were used for general corporate purposes.

As of January 31, 2005 and January 31, 2006, CBK had $4.5 million and $4.4 million, respectively of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1,

2025. The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association. The loan is collateralized by certain of CBK’s assets. The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 4.6% at January 31, 2006. Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

The estimated fair value of the Company’s $276.1 million and $346.0 million total long-term debt (including current portion) at January 31, 2005 and 2006 was approximately $303.0 million and $330.7 million, respectively. The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the maturity dates of the contractual obligations of the Company as of January 31, 2006:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years
Interest(3)	$93,642	$18,187	$36,272	$20,316	$18,867
Capital Leases	52	20	31	1	—
Purchase Obligations(1)	31,279	31,219	60	—	—
Long-Term Debt(3)	345,970	1,049	9,872	223,480	111,569
Operating Leases	65,724	19,209	24,332	14,071	8,112
Lines of Credit	25,772	25,772	—	—	—
Other(2)	6,134	5,357	681	96	—
Total Contractual Obligations	$568,573	$100,813	$71,248	$257,964	$138,548

(1)             Purchase obligations primarily consist of open purchase orders for inventory.

(2)             Other primarily consists of 401(k), profit sharing and pension obligations.

(3)             Long-term debt includes: 7.90% Senior Notes due October 1, 2009, 5.50% Senior Notes due November 1, 2013, a mortgage note payable-maturity June 1, 2020, an Industrial Revenue Bond (“IRB”)-maturity January 1, 2025 and six bank loans maturing from 2008 to 2020. The Company also has credit facilities with maturity dates beyond one year with variable interest rates that are not included in the table due to the inability to calculate future interest payments. (See Note 12 to the Consolidated Financial Statements).

The Company does not utilize derivatives for trading purposes.

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program. Since January 31, 2005, the Company has purchased 65,000 shares on the open market for a cost of $2.1 million, bringing the cumulative total purchased shares to 4,626,800 as of January 31, 2006 for a total cost of approximately $115.1 million. The acquired shares are held as common stock in treasury at cost.

On June 7, 2004, the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer. The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.6 million including fees and expenses. The tender offer was funded with $86.1 million of available cash and $86.5 million of borrowings against the Company’s prior $200 million credit facility.

On April 4, 2006, the Company announced that it has declared a cash dividend of $0.23 per share of the Company’s common stock for the six months ended January 31, 2006. The dividend, authorized at the Company’s April 4, 2006 Board of Directors meeting, will be payable to shareholders of record as of May 1, 2006, and will be paid on May 15, 2006.

The Company does not maintain any off balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements.

On December 9, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested stock options. Stock option awards granted from December 10, 2000 through the date of acceleration with respect to approximately 350,000 shares of the Company’s common stock, which represented 100% of the unvested options, were subject to this acceleration, which was effective as of December 9, 2005. Virtually all of these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention. Additional expense of $1.7 million associated with the acceleration is included in the year ended January 31, 2006 pro forma disclosure presented in Note 1 to the Consolidated Financial Statements. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its Consolidated Statement of Earnings upon adoption of SFAS 123R. The Company believes the implementation of this standard will not have a material impact on the financial statements.

On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for the approximately $130 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities, which the Company repatriated under the AJCA. The funds were brought back to the United States late in the fourth quarter and received the favorable tax treatment provided by the Act. The Company recorded a one-time tax expense of $9.1 million, which is reflected in the Company’s current year effective tax rate.  As part of its repatriation plan, the Company intends to make a domestic investment of the repatriated amount in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

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

Inventory valuation—Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts. If market acceptance of our existing products or the successful introduction of new products should significantly decrease, additional inventory write-downs could be required. Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. At January 31, 2006 the Company had obsolete inventory reserves totaling approximately $21.6 million.

Restructuring and impairment charges on long-lived assets—In response to changing market conditions and competition, the Company’s management regularly updates its business model and market strategies, including the evaluation of facilities, personnel and products. Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring and impairment charges. The Company recorded an approximately $1.0 million impairment charge related to equipment in its North American Wholesale manufacturing facility, which is included in cost of goods sold in the fiscal 2006 financial statements. The Company did not record any restructuring and impairment charges in fiscal 2005. In fiscal 2004 the Company recorded charges related to long-lived asset impairments, product line discontinuances, severance payments to employees, lease write-offs, bad debt write-offs and inventory write-downs. (See Note 5 to the Consolidated Financial Statements). The Company recorded restructuring and impairment charges in fiscal 2004 totaling $23.8 million. Historically, the Company has reviewed long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment periodically and whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. Management determines whether there has been a permanent impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group, to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.

Goodwill and other indefinite lived intangibles—Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment in the fourth fiscal quarter. For goodwill, the first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense, except at the transition date, when the loss was reflected as a cumulative effect of a change in accounting principle. As a result of our 2006 goodwill impairment analysis, we recognized a goodwill impairment charge of $53.3 million in the Wholesale segment. (See 9 to the Consolidated Financial Statements).

Accounting for income taxes—As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statement of operations. The management of the Company, along with third-party advisers, periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Impact of Adoption of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for the approximately $130 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities, which the Company repatriated under the AJCA. The funds were brought back to the United States late in the fourth quarter and received the favorable tax treatment provided by the Act. The Company recorded a one-time tax expense of approximately $9.1 million, which is reflected in the Company’s current year effective tax rate. As part of its repatriation plan, the Company intends to make a domestic investment of the repatriated amount in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43”. This standard requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that allocation of fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this standard apply prospectively and are effective for the Company for inventory costs incurred after February 1, 2006. The Company believes this standard will not have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. This standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. While we previously adopted, for disclosure purposes only, the fair value based method of accounting pursuant to SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No. 123R requires a forfeiture assumption for our unvested awards. Additionally, SFAS No. 123R amends the presentation of the statement of cash flows and requires additional annual disclosures. On December 9, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested stock options. Stock option awards granted from December 10, 2000 through the date of acceleration with respect to approximately 350,000 shares of the Company’s common stock, which represented 100% of the unvested options, were subject to this acceleration, which was effective as of December 9, 2005. Virtually all of these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention. Additional expense of $1.7 million associated with the acceleration is included in the year ended January 31, 2006 pro forma disclosure presented in Note 1 to the Consolidated Financial Statements. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its Consolidated Statement of Earnings upon adoption of SFAS 123R. The Company believes the implementation of this standard will not have a material impact on the financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard did not impact the Company for the year ended January 31, 2006.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures are required about the unrecognized asset retirement obligations. This standard did not impact the Company for the year-ended January 31, 2006.

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

Interest Rate Risk

As of January 31, 2006, the Company is subject to interest rate risk on approximately $108.6 million of variable rate debt. Each 1-percentage point increase in the interest rate would impact pre-tax earnings by approximately $1.1 million if applied to the total.

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

The Company hedged the net assets of certain of its foreign operations through foreign currency forward contracts during fiscal 2006. Any increase or decrease in the fair value of the forwards related to changes in the spot foreign exchange rates is offset by the change in the value of the hedged net assets of the foreign operations relating to changes in spot foreign exchange rates. The net after-tax gain related to the derivative net investment hedge instruments recorded in accumulated other comprehensive income (loss) (“OCI”) totaled $1.8 million at January 31, 2006.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in OCI until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Amounts included in accumulated OCI at January 31, 2006 are immaterial and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

The Company has designated its foreign currency forward contracts related to intercompany loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about the Company’s foreign exchange forward and options contracts at January 31, 2006:

	US Dollar	Average	Estimated
	Notional Amount	Contract Rate	Fair Value
	(In thousands, except average contract rate)
Canadian Dollar	$7,050	0.86	$(181)
Euro	13,625	1.20	139
Pound Sterling	725	1.74	8
	$21,400		$(34)

The foreign exchange contracts outstanding have maturity dates through September 2006.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.:

We have audited the accompanying consolidated balance sheets of Blyth, Inc. and subsidiaries (the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule for the fiscal years ended January 31, 2006 and 2005 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2006 and 2005, and the results of its operations and its cash flows for the fiscal years ended January 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois
April 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.:

In our opinion, the accompanying consolidated statements of earnings, stockholders’ equity and cash flows for the year ended January 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Blyth, Inc. and Subsidiaries (the “Company”) for the year ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
April 26, 2004, except for Note 19, as to which the date is April 8, 2005

BLYTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 31,
	2005	2006
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$91,695	$242,068
Accounts receivable, less allowance for doubtful receivables $4,028 in 2005 and $3,892 in 2006	124,603	109,857
Inventories	234,984	237,753
Prepaid and other	43,832	35,643
Assets held for sale	3,949	3,027
Deferred income taxes	15,068	20,645
Total current assets	514,131	648,993
Property, plant and equipment, at cost:
Land and buildings	190,198	173,526
Leasehold improvements	19,797	18,303
Machinery and equipment	210,674	204,138
Office furniture, data processing equipment and software	97,750	92,834
Construction in progress	3,162	1,966
	521,581	490,767
Less accumulated depreciation	262,685	264,941
	258,896	225,826
Other assets:
Investments	3,446	3,397
Excess of cost over fair value of assets acquired	246,182	185,127
Other intangible assets, net of accumulated amortization of $3,867 in 2005 and $5,917 in 2006	39,233	37,183
Deposits and other assets	13,932	15,994
	302,793	241,701
Total assets	$1,075,820	$1,116,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$11,813	$25,772
Current maturities of long-term debt	4,489	1,049
Accounts payable	81,333	75,735
Accrued expenses	94,847	93,000
Income taxes	9,477	14,296
Total current liabilities	201,959	209,852
Deferred income taxes	47,740	39,383
Long-term debt, less current maturities	271,573	344,921
Other liabilities	33,199	28,540
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock—authorized 100,000,000 shares of $0.02 par value; issued 50,367,827 shares in 2005 and 50,528,060 shares in 2006	1,007	1,010
Additional contributed capital	118,148	127,580
Retained earnings	651,156	657,983
Accumulated other comprehensive income (loss)	36,102	(1,935)
Treasury stock, at cost, 9,468,416 shares in 2005 and 9,533,416 shares in 2006	(285,064)	(287,744)
Unearned compensation on restricted stock	—	(3,070)
Total stockholders’ equity	521,349	493,824
Total liabilities and stockholders’ equity	$1,075,820	$1,116,520

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year ended January 31,
	2004	2005	2006
	(In thousands, except per share data)
Net sales	$1,505,573	$1,586,297	$1,573,076
Cost of goods sold	781,898	814,617	859,810
Gross profit	723,675	771,680	713,266
Selling	417,768	458,690	455,507
Administrative	129,021	143,660	148,326
Restructuring and impairment charges	23,809	—	53,261
	570,598	602,350	657,094
Operating profit	153,077	169,330	56,172
Other expense (income):
Interest expense	17,443	22,138	23,701
Other (income) loss, net	(1,259)	(1,884)	444
	16,184	20,254	24,145
Earnings before income taxes and minority interest	136,893	149,076	32,027
Income tax expense	50,377	52,922	7,775
Earnings before minority interest	86,516	96,154	24,252
Minority Interest	165	(360)	(605)
Net earnings	$86,351	$96,514	$24,857
Basic:
Net earnings per common share	$1.89	$2.24	$0.61
Weighted average number of shares outstanding	45,771	43,136	40,956
Diluted:
Net earnings per common share	$1.88	$2.22	$0.60
Weighted average number of shares outstanding	46,027	43,556	41,176

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

						Accumulated
		Additional				other
	Common	contributed	Retained	Treasury	Unearned	comprehensive
	stock	capital	earnings	stock	compensation	income (loss)	Total
	(In thousands)
Balance at February 1, 2003	$994	$101,567	$496,627	$(86,585)	$—	$(4,751)	$507,852
Net earnings for the year			86,351				86,351
Foreign currency translation adjustments						21,120	21,120
Unrealized loss on certain investments (net of tax of $189)						(325)	(325)
Net loss on cash flow hedging instruments (net of tax of $477)						(820)	(820)
Comprehensive income							106,326
Common stock issued in connection with long-term incentive plan	5	5,840					5,845
Tax benefit from stock options		558					558
Dividends paid ($0.28 per share)			(12,807)				(12,807)
Treasury stock purchases				(18,804)			(18,804)
Balance at January 31, 2004	999	107,965	570,171	(105,389)	—	15,224	588,970
Net earnings for the year			96,514				96,514
Foreign currency translation adjustments						21,311	21,311
Unrealized gain on certain investments (net of tax of $75)						135	135
Net loss on cash flow hedging instruments (net of tax of $280)						(568)	(568)
Comprehensive income							117,392
Common stock issued in connection with long-term incentive plan	8	9,463					9,471
Tax benefit from stock options		720					720
Dividends paid ($0.36 per share)			(15,529)				(15,529)
Treasury stock purchases				(179,675)			(179,675)
Balance at January 31, 2005	1,007	118,148	651,156	(285,064)	—	36,102	521,349
Net earnings for the year			24,857				24,857
Foreign currency translation adjustments						(40,946)	(40,946)
Minimum pension liability adjustment (net of tax $578)						(1,347)	(1,347)
Unrealized gain on certain investments (net of tax of $167)						948	948
Net gain on cash flow hedging instruments (net of tax of $842)						1,530	1,530
Net gain on net investment hedging instruments (net of tax $1,090)						1,778	1,778
Comprehensive income (loss)							(13,180)
Common stock issued in connection with long-term incentive plan	3	3,570					3,573
Tax benefit from stock options		315					315
Issuance of restricted stock, net of cancellations		5,547		(609)	(4,938)		—
Amortization of unearned compensation					1,868		1,868
Dividends paid ($0.44 per share)			(18,030)				(18,030)
Treasury stock purchases				(2,071)			(2,071)
Balance at January 31, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended January 31,
	2004	2005	2006
	(In thousands)
Cash flows from operating activities:
Net earnings	$86,351	$96,514	$24,857
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,954	35,600	35,875
Loss on disposition of fixed assets	2,739	1,070	3,212
(Gain)/loss on sale of business	—	(364)	1,620
Tax benefit from stock options	558	720	315
Amortization of unearned compensation on restricted stock	—	—	1,868
Deferred income taxes	(584)	12,407	(12,923)
Equity in (earnings)/losses of investees	71	(319)	50
Minority interest	165	(528)	(767)
Restructuring and impairment charges, including goodwill	20,229	—	53,261
(Gain)/loss on sale of long-term investments	(497)	—	—
(Gain)/loss on assets held for sale	—	(128)	1,159
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(12,935)	10,106	2,490
Inventories	24,718	(3,391)	(13,841)
Prepaid and other	(2,422)	(14,050)	6,676
Deposits and other assets	5,611	(1,235)	(248)
Accounts payable	3,236	(3,199)	(1,406)
Accrued expenses	6,937	(12,496)	3,042
Other liabilities	2,093	6,565	(4,029)
Income taxes	833	11,250	5,612
Net cash provided by operating activities	173,057	138,522	106,823
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,963)	(20,976)	(17,272)
Purchases of long-term investments	(1,377)	(21,000)	—
Proceeds from sale of long-term investments	1,874	21,000	—
Proceeds from sale of assets held for sale	—	3,718	—
Proceeds from sale of business	—	9,752	7,645
Cash impact of Wax Lyrical receivership	1,902	—	—
Purchase of businesses, net of cash acquired	(148,584)	(54,221)	(7,121)
Net cash used in investing activities	(168,148)	(61,727)	(16,748)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,845	9,471	3,706
Purchases of treasury stock	(18,804)	(179,675)	(2,071)
Borrowings from bank line of credit	67,833	158,761	140,794
Repayments on bank line of credit	(70,931)	(187,649)	(117,950)
Borrowings on long-term debt	130,506	—	69,406
Repayments on long-term debt	(40,663)	(5,044)	(4,944)
Dividends paid	(12,807)	(15,529)	(18,030)
Net cash provided by (used in) financing activities	60,979	(219,665)	70,911
Effect of exchange rate changes on cash	(4,758)	4,839	(10,613)
Net increase/(decrease) in cash and cash equivalents	61,130	(138,031)	150,373
Cash and cash equivalents at beginning of year	168,596	229,726	91,695
Cash and cash equivalents at end of year	$229,726	$91,695	$242,068
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,800	$22,380	$23,976
Income taxes, net of refunds	47,460	37,270	23,565
Non-cash transactions:
Note received for sale of assets	$—	$—	$2,000

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

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

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

The Company hedged the net assets of certain of its foreign operations through foreign currency forward contracts during fiscal 2006. Any increase or decrease in the fair value of the forwards related to changes in the spot foreign exchange rates is offset by the change in the value of the hedged net assets of the foreign operations relating to changes in spot foreign exchange rates. The net after-tax gain related to the derivative net investment hedge instruments recorded in accumulated other comprehensive income (loss) (“OCI”) totaled $1.8 million at January 31, 2006.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in OCI until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Amounts included in accumulated OCI at January 31, 2006 are immaterial and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

The Company has designated its foreign currency forward contracts related to intercompany loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

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

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments include accounts receivable, accounts payable, short-term and long-term debt. Management believes the carrying values of these items approximate their estimated fair values, except for long-term debt, as discussed in Note 12 to the Consolidated Financial Statements.

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

Goodwill and Other Indefinite Lived Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment in the fourth fiscal quarter. For goodwill, the first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense, except at the transition date, when the loss was reflected as a

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

cumulative effect of a change in accounting principle. As a result of our 2006 goodwill impairment analysis, we recognized a goodwill impairment charge of $53.3 million in the Wholesale segment. (See Note 9 to the Consolidated Financial Statements).

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is classified separately into foreign currency items, unrealized gains and losses on certain investments in debt and equity securities, the net gains and losses on cash flow hedging instruments and net investment hedges and minimum pension liability. The Company reports, by major components and as a single total, the change in comprehensive income (loss) during the period as part of the Consolidated Statements of Stockholders’ Equity.

The following table presents the components of the Company’s accumulated other comprehensive income (loss), net of tax, for the years ended January 31, 2004, 2005 and 2006:

	Foreign	Unrealized	Net	Net	Minimum	Accumulated
	currency	gain (loss)	gain (loss)	gain on net	pension	other
	translation	on certain	on cash flow	investment	liability	comprehensive
	adjustments	investments	hedges	hedges	adjustment	income (loss)
	(In thousands)
Balance at February 1, 2003	$(4,372)	$(215)	$(164)	$—	$—	$(4,751)
Other comprehensive income (loss)	21,120	(325)	(820)			19,975
Balance at January 31, 2004	16,748	(540)	(984)	—	—	15,224
Other comprehensive income (loss)	21,311	135	(568)			20,878
Balance at January 31, 2005	38,059	(405)	(1,552)	—	—	36,102
Other comprehensive income (loss)	(40,946)	948	1,530	1,778	(1,347)	(38,037)
Balance at January 31, 2006	$(2,887)	$543	$(22)	$1,778	$(1,347)	$(1,935)

Income Taxes

Income tax expense is based on taxable income, statutory tax rates and the impact of non-deductible items. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The management of the corporation, along with third-party advisers, periodically estimates the probable tax obligations of the corporation using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

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

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

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

Employee Stock Option Plans

The Company has elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and continues to follow Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method. Accordingly, no compensation expense is recorded for the stock options issued to employees unless the option price is below market at the measurement date. The Company does not at this time issue stock options below market value at the date of grant; therefore, no compensation expense has been recorded in the financial statements.

On December 9, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested stock options. Stock option awards granted from December 10, 2000 through the date of acceleration with respect to approximately 350,000 shares of the Company’s common stock, which represented 100% of the unvested options, were subject to this acceleration, which was effective as of December 9, 2005. Virtually all of these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention. Additional expense of $1.7 million associated with the acceleration is included in the year ended January 31, 2006 pro forma disclosure presented in the following table. The acceleration also eliminates

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

future compensation expense the Company would otherwise recognize in its Consolidated Statement of Earnings upon adoption of SFAS 123R. The Company believes the implementation of this standard will not have a material impact on the financial statements.

Had compensation expense for the Company’s stock options been determined in accordance with the fair value method in SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated in the following table. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and all options were fully vested upon the accelerated vesting of options on December 9, 2005.

Year ended January 31,	2004	2005	2006
	(In thousands, except per share data)
Net earnings:
As reported	$86,351	$96,514	$24,857
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	2,428	2,409	2,873
Pro forma	$83,923	$94,105	$21,984
Net earnings per common share:
As reported:
Basic	$1.89	$2.24	$0.61
Diluted	1.88	2.22	0.60
Pro forma:
Basic	$1.83	$2.18	$0.54
Diluted	1.82	2.16	0.53

The fair value of each option is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2005	2006
Expected volatility	41.48%	32.0%	N/A
Risk free interest rates	2.73%	3.80%	N/A
Expected lives	5	5	N/A
Expected dividend yield	0.87%	1.40%	N/A

The Company did not issue any options during the year ended January 31, 2006.

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefits.

Direct-response advertising relates to the Company’s Miles Kimball and Walter Drake businesses and consists primarily of the costs to produce direct-mail order catalogs that include order forms for the Company’s products. The capitalized production costs are amortized for each specific catalog mailing over the period following catalog distribution in proportion to revenues (orders) received, compared to total estimated revenues for that particular catalog mailing. The amortization period is generally from three to

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

six months and does not exceed twelve months. Deferred direct-response advertising costs of $5.6 million and $5.0 million were reported as assets at January 31, 2005 and January 31, 2006, respectively.

In certain of the Company’s Wholesale and Direct Selling businesses, catalog production costs are capitalized and expensed as the catalogs are distributed, generally over less than a twelve month period. The Consolidated Balance Sheets reflect $1.6 million and $1.0 million of these costs at January 31, 2005 and 2006, respectively.

Note 2.   New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43”. This standard requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that allocation of fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this standard apply prospectively and are effective for the Company for inventory costs incurred after February 1, 2006. The Company believes this standard will not have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. This standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. While we previously adopted, for disclosure purposes only, the fair value based method of accounting pursuant to SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No. 123R requires a forfeiture assumption for our unvested awards. Additionally, SFAS No. 123R amends the presentation of the statement of cash flows and requires additional annual disclosures. On December 9, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested stock options. Stock option awards granted from December 10, 2000 through the date of acceleration with respect to approximately 350,000 shares of the Company’s common stock, which represented 100% of the unvested options, were subject to this acceleration, which was effective as of December 9, 2005. Virtually all of these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention. Additional expense of $1.7 million associated with the acceleration is included in the year ended January 31, 2006 pro forma disclosure presented in Note 1 to the Consolidated Financial Statements. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its Consolidated Statement of Earnings upon adoption of SFAS 123R. The Company believes the implementation of this standard will not have a material impact on the financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for the approximately $130 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities, which the Company repatriated under the AJCA. The funds were brought back to the United States late in the fourth quarter and received the favorable tax treatment provided by the Act. The

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2.   New Accounting Pronouncements (Continued)

Company recorded a one-time tax expense of approximately $9.1 million, which is reflected in the Company’s current year effective tax rate. As part of its repatriation plan, the Company intends to make a domestic investment of the repatriated amount in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard did not impact the Company for the year ended January 31, 2006.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures are required about the unrecognized asset retirement obligations. This standard did not impact the Company for the year-ended January 31, 2006.

Note 3.   Business Acquisitions

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

On June 20, 2003, the Company acquired a 100% interest in Kaemingk B.V. (“Kaemingk”), a designer and marketer of a wide range of premium seasonal decorations. Kaemingk’s product lines feature Christmas décor, including ornaments, lighting, trim, glassware, candles and plush animals, as well as spring and summer decorative accents. The acquisition of Kaemingk aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the Home Expressions industry. The cash purchase price was approximately $36.2 million less cash acquired of $7.7 million resulting in net cash paid of $28.5 million. Approximately $30.6 million of the cash purchase price was borrowed under the Company’s prior $200 million unsecured revolving credit facility. The Company also assumed Kaemingk’s long-term debt of approximately $14.4 million. The excess of the purchase price

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3.   Business Acquisitions (Continued)

over the estimated fair value of the net assets acquired of approximately $17.6 million will not be deductible for income tax purposes. In addition to the fixed purchase price, there is contingent consideration payable in the form of a three-year earn out provision based on a pre-defined formula related to a multiple of earnings before interest and income taxes. The first annual earn out of $3.4 million was recorded in the first quarter and paid in the second quarter of fiscal 2005, and increased the goodwill to approximately $21.0 million. The second annual earn out of $3.9 million was paid in the second quarter of fiscal 2006, and increased goodwill to $24.6 million. The results of operations of Kaemingk are included in the Consolidated Statements of Earnings of the Company since June 21, 2003. For segment reporting purposes, Kaemingk is included in the Wholesale segment.

On December 22, 2003, the Company acquired 100% of Walter Drake, a direct marketer of value-priced household products including household gifts, gadgets and convenience products, personalized merchandise, home décor and holiday cards under the Walter Drake® and Home Marketplace® catalog titles, for approximately $54.2 million in cash. The acquisition of Walter Drake aligns with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the Home Expressions industry. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $25.4 million, which will be deductible for income tax purposes over 15 years. During the quarter ended April 30, 2004, the Company made an adjustment to the preliminary purchase price for additional liabilities primarily related to severance of employees of the Colorado Springs facility as of the acquisition date. These additional costs related to the integration of the Walter Drake business into Miles Kimball, which is complete as of January 31, 2006. These adjustments increased the goodwill by approximately $3.1 million to $28.5 million. Approximately $0.1 million remains on the balance sheet at January 31, 2006, for property taxes on the Colorado Springs facility, which is held for sale. The other intangibles acquired consist of approximately $12.0 million of trade names and trademarks, which are deemed to have an indefinite life and will not be amortized, plus approximately $6.0 million of customer lists, which will be amortized on an accelerated basis over 10 years. The results of operations of Walter Drake are included in the Consolidated Statements of Earnings of the Company since December 23, 2003. For segment reporting purposes, Walter Drake is included in the Catalog & Internet segment.

On September 10, 2004, the Company acquired 100% interests in Edelman B.V. (“Edelman”), a designer and marketer of everyday home, garden and seasonal décor, and Euro-Decor B.V. (“Euro-Decor”), a designer and marketer of traditional and contemporary gift and florist products. The acquisitions align with one component of the Company’s overall growth strategy, which is to grow through selected acquisitions in the Home Expressions industry. The cash purchase price was approximately $48.6 million less cash acquired of $1.1 million resulting in net cash paid of $47.5 million. Included in the purchase price is a $9.2 million earn out based on a multiple of 2004 earnings before interest and income taxes that the combined companies have achieved. The Company also assumed Edelman and Euro-Decor’s long-term debt of approximately $7.2 million. During the fourth quarter of fiscal 2005, an adjustment was recorded to reflect the final appraised value of the acquired property, plant and equipment for $3.8 million, as well as the net pension asset of $0.6 million. During the fourth quarter of fiscal 2006, an adjustment was recorded to reflect deferred taxes related to a net pension liability of $1.4 million. The excess of the purchase price over the estimated fair value of the net assets acquired approximated $34.3 million, which will not be deductible for income tax purposes. The results of operations of Edelman and Euro-Decor are included in the Consolidated Statements of Earnings of the Company since September 11, 2004. For segment reporting purposes, Edelman and Euro-Decor are included in the Wholesale segment.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3.   Business Acquisitions (Continued)

The following provides an allocation of the purchase price of Edelman and Euro-Decor:

(In thousands)
Cash Purchase Price	$48,609
Less: Assets acquired
Cash	1,112
Accounts receivable	23,684
Inventories	16,964
Prepaid and other	4,044
Property, plant and equipment	10,109
Other assets	624
Total assets acquired	56,537
Plus: Liabilities assumed
Bank line of credit	18,523
Accounts payable	3,227
Accrued expenses	11,911
Other liabilities	1,399
Debt	7,195
Total liabilities assumed	42,255
Unallocated purchase price (goodwill)	$34,327

On August 15, 2005, the Company acquired a 100% interest in Boca Java, a small gourmet coffee and tea company. The results of operations of Boca Java, which were not material, are included in the Consolidated Statements of Earnings of the Company since August 16, 2005. For segment reporting purposes, Boca Java is included in the Catalog & Internet segment.

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company, Edelman and Euro-Decor assuming that the acquisitions of Edelman and Euro-Decor had taken place on February 1, 2004. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of Edelman and Euro-Decor and no representation is made by the Company with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest income, additional depreciation based on the fair market value of Edelman’s and Euro-Decor’s property, plant, and equipment and income tax expense.

Year ended January 31, 2005
(In thousands except per share data) (Unaudited)
Net sales	$1,648,622
Net earnings	97,574
Basic:
Net earnings per common share	$2.26
Diluted:
Net earnings per common share	$2.24

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3.   Business Acquisitions (Continued)

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of February 1, 2004.

Note 4.   Business Divestitures

On April 6, 2004, the Company divested its decorative gift bag business, Jeanmarie Creations, in the Wholesale segment through a sale to Jeanmarie’s senior management. The business was sold to Jeanmarie’s management and associated investors for $10.0 million in cash. The sale resulted in a taxable gain of approximately $4.0 million. In addition, $3.6 million of goodwill attributable to Jeanmarie, which was not tax deductible, was disposed of as part of this divesture.

During the fourth quarter of fiscal 2006, the Company divested its seasonal decorations business, Impact Plastics, in the Wholesale segment through a sale. The operating results of Impact Plastics were immaterial to the consolidated operating results of the Company. On January 20, 2006, the Company sold the business for approximately $7.6 million in cash and a promissory note of $2.0 million. The sale resulted in a pre-tax loss of approximately $1.6 million. In addition, $7.8 million of goodwill attributable to Impact, which was tax deductible, was disposed of as part of this divestiture.

Note 5.   Restructuring and Impairment Charges

The Company recorded an approximately $1.0 million impairment charge related to equipment in its North American Wholesale manufacturing facility, which is included in cost of goods sold in the fiscal 2006 financial statements. The Company did not record any restructuring and impairment charges in fiscal 2005.

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

During the third and fourth quarters of fiscal 2004, the Company recorded asset impairments of facilities and equipment totaling $3.4 million pre-tax and severance payments to employees of $0.5 million pre-tax related to the closure of its Hyannis, Massachusetts manufacturing facility. In conjunction with the closing, the Company eliminated 43 jobs, comprised of manufacturing and management positions. This manufacturing facility, which was the Company’s smallest, was located in a busy downtown area of Cape

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5.   Restructuring and Impairment Charges (Continued)

Cod, making transportation of raw materials and finished products to and from the location challenging. Operations have been consolidated into Blyth’s manufacturing facility in Batavia, Illinois.

During the fourth quarter, the Company recorded additional pre-tax charges of $5.0 million. These charges consist of $2.1 million related to severance costs primarily associated with the restructuring of Blyth HomeScents International—North America and the consolidation of the Company’s Temecula, California potpourri operations, $0.9 million of lease termination costs associated with the closure of five of the Company’s candle outlet stores, and $2.0 million of fixed asset write-downs primarily associated with the aforementioned changes.  As a result of these restructuring activities, the Company eliminated 40 jobs, comprised of administrative and management positions.

In total, approximately 15% or $3.6 million of the $23.8 million in charges were cash charges.

The reversal of $0.4 million of restructuring charges in fiscal 2005 was primarily due to the favorable settlement of lease obligations, lower than estimated bonus payments and lower outplacement services costs associated with the fiscal 2004 restructuring.

The following is a tabular rollforward of the restructuring charges described above that were recorded on the balance sheet of the Company:

	Lease	Severance
	Obligations	Costs	Total
	(In thousands)
Balance at January 31, 2004	$905	$2,395	$3,300
Payments made against 2004 charges	(766)	(2,155)	(2,921)
Reversal of over accrual to income of 2004 charges	(139)	(228)	(367)
Balance at January 31, 2005	—	12	12
Payments made against 2004 charges	—	(12)	(12)
Balance at January 31, 2006	$—	$—	$—

Note 6.   Assets Held for Sale

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

During the third quarter of fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition in the Catalog & Internet segment (see Note 3 to the Consolidated Financial Statements), became available for sale and management maintains an active program to locate a buyer. During the third quarter of fiscal 2006, the Company recorded an impairment charge in relation to the facility of $1.2 million, which was due to the deterioration of local real estate market conditions. The net realizable value of the building as of January 31, 2006 is $3.0 million, which approximates the carrying value less selling costs. The building is classified as assets held for sale in the Consolidated Balance Sheet as of January 31, 2005 and January 31, 2006.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7.    Inventories

The major components of inventories are as follows:

	January 31,
	2005	2006
	(In thousands)
Raw materials	$27,286	$31,954
Work in process	2,641	361
Finished goods	205,057	205,438
Total	$234,984	$237,753

Note 8.   Prepaid and Other

Prepaid and other consists of the following:

	January 31,
	2005	2006
	(In thousands)
Taxes	$15,457	$5,285
Catalogs	7,186	6,053
Other	21,189	24,305
Total	$43,832	$35,643

Note 9.   Other Intangibles and Goodwill

Other intangible assets consisted of the following (In thousands):

	January 31, 2005			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	3,867	11,133	15,000	5,917	9,083
Total	$43,100	$3,867	$39,233	$43,100	$5,917	$37,183

Amortization is being recorded on an accelerated basis over the estimated lives of the customer lists ranging from 10 to 12 years. Amortization expense was $2.4 million in fiscal 2005 and $2.1 million in fiscal 2006. Estimated amortization expense for the next five fiscal years is as follows:  $1.8 million, $1.5 million, $1.5 million, $1.2 million, and $1.0 million. The weighted average remaining life of the Company’s customer lists was 8.6 years at January 31, 2006.

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment in the fourth fiscal quarter. For goodwill, the first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9.   Other Intangibles and Goodwill (Continued)

step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense, except at the transition date, when the loss was reflected as a cumulative effect of a change in accounting principle.

As a result of the Company’s annual fourth quarter impairment analysis in fiscal 2006, the Company determined that goodwill balances existing at reporting units in the Wholesale segment were impaired. In fiscal 2006 the reporting units experienced a substantial decline in operating performance when compared to prior years’ results and budgeted fiscal 2006 expectations. Therefore, the Company recorded a non-cash pre-tax goodwill impairment charge of $53.3 million in the Wholesale segment. The fair values of those reporting units were estimated using a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology.

The following table shows changes in the carrying amount of goodwill for the years ended January 31, 2005 and 2006, by operating segment:

			Catalog &
	Direct Selling	Wholesale	Internet	Total
	(In thousands)
Goodwill at February 1, 2004	$—	$133,033	$71,060	$204,093
Edelman and Euro-Decor acquisitions		32,928		32,928
Kaemingk earn out payment		3,448		3,448
Goodwill disposed of related to the sale of Jeanmarie Creations		(3,621)		(3,621)
Walter Drake integration and acquisition costs			3,054	3,054
Miles Kimball pension liability adjustment			408	408
Initial investment in Two Sisters Gourmet	307			307
Foreign currency translation adjustment		5,565		5,565
Total adjustments	307	38,320	3,462	42,089
Goodwill at January 31, 2005	307	171,353	74,522	246,182
Kaemingk earn out payment		3,932		3,932
Goodwill disposed of related to the sale of Impact Plastics		(7,839)		(7,839)
Impairment charge		(53,261)		(53,261)
Edelman and Euro-Decor deferred tax adjustments		1,377		1,377
Edelman and Euro-Decor acquisition costs		22		22
Additional investment in Two Sisters Gourmet	1,991			1,991
Boca Java acquisition			1,786	1,786
Foreign currency translation adjustment		(9,063)		(9,063)
Total adjustments	1,991	(64,832)	1,786	(61,055)
Goodwill at January 31, 2006	$2,298	$106,521	$76,308	$185,127

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10.   Accrued Expenses

Accrued expenses consist of the following:

	January 31,
	2005	2006
	(In thousands)
Compensation and certain benefits	$26,298	$17,800
Deferred revenue	13,724	17,085
Promotional expenses	26,849	18,429
Taxes, other than income	7,960	9,491
Interest payable	8,630	8,243
Self-insurance reserves	2,452	4,038
Other	8,934	17,914
Total	$94,847	$93,000

Note 11.   Bank Lines of Credit

As of January 31, 2006, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2006. Amounts outstanding under the line of credit bear interest at prime or LIBOR plus 0.90%. No amounts were outstanding under the uncommitted line of credit at January 31, 2006.

As of January 31, 2006, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit. Since the line of credit is uncommitted, there is no maturity date. At January 31, 2006, approximately $0.5 million of letters of credit were outstanding under this credit line.

As of December 31, 2005, The Gies Group (“Gies”) had available lines of credit of approximately $40.4 million of which approximately $18.8 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.2% at December 31, 2005. The lines of credit have maturity dates thru December 2006 and are renewed annually.

As of December 31, 2005, Colony Gift Corporation Limited (“Colony”) had an $8.6 million short-term revolving credit facility with Barclays Bank, which matures in August 2006. Colony had borrowings under the credit facility of approximately $7.0 million, at a weighted average interest rate of 5.6%, as of December 31, 2005.

As of December 31, 2005, Kaemingk had an available line of credit of approximately $32.6 million with ING Bank N.V, which expires December 31, 2006. No amounts were outstanding at December 31, 2005. The line of credit is collateralized by certain real estate and equipment owned by Kaemingk.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12.   Long-Term Debt

Long-term debt consists of the following:

	January 31,
	2005	2006
	(In thousands)
7.54% Senior Notes	$3,571	$—
7.90% Senior Notes	149,496	149,633
5.50% Senior Notes	99,814	99,835
Credit Facilities	—	75,777
Other	23,181	20,725
	276,062	345,970
Less current maturities	(4,489)	(1,049)
	$271,573	$344,921

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due June 2005. The final payment on the notes was made on June 30, 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At January 31, 2006, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on April 1 and October 1. On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes. At January 31, 2006, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuance were used for general corporate purposes.

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term; the “Credit Facility” matures June 2010. The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating. At January 31, 2005, $3.3 million letters of credit were outstanding under the prior Credit Facility. As of January 31, 2006, approximately $73.0 million (including letters of credit) was outstanding under the Credit Facility.

As of December 31, 2005, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $29.6 million with ABN Amro Bank N.V, which mature September 2007. The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V. At December 31, 2004, $6.9 million was outstanding at a weighted average interest rate of 3.0%. At

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12.   Long-Term Debt (Continued)

December 31, 2005, approximately $6.4 million was outstanding at a weighted average interest rate of 3.5%.

As of January 31, 2005 and January 31, 2006, Miles Kimball had approximately $9.9 million and $9.4 million, respectively of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of December 31, 2004, Kaemingk had approximately $8.8 million of long-term debt outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 5.1%. As of December 31, 2005, approximately $7.0 million of long-term debt was outstanding under six loans with ING Bank N.V. at a weighted average interest rate of 4.9%. The bank loans have maturity dates ranging from 2008 through 2020. The loans are collateralized by certain real estate and equipment owned by Kaemingk.

As of January 31, 2005 and January 31, 2006, CBK had $4.5 million and $4.4 million, respectively of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association. The loan is collateralized by certain of CBK’s assets. The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 4.6% at January 31, 2006. Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

Maturities under debt obligations for the fiscal years ending January 31 are as follows (In thousands):

2007	$1,049
2008	7,120
2009	2,752
2010	150,617
2011	72,863
Thereafter	111,569
$345,970

The estimated fair value of the Company’s $276.1 million and $346.0 million total long-term debt (including current portion) at January 31, 2005 and 2006 was approximately $303.0 million and $330.7 million, respectively. The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Note 13.   Employee Benefit Plans

Certain employees of Miles Kimball are covered by the Miles Kimball Company Retirement Plan (“the Plan”). This non-contributory, defined benefit retirement plan provides benefits based on years of service and employee compensation for specified periods. When the Company acquired Miles Kimball on April 1, 2003, a decision was made to cease the accrual of benefits for all Plan participants, except to the

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13.   Employee Benefit Plans (Continued)

extent that a benefit accrual is required to comply with Section 416 of the Internal Revenue Code. The Plan was frozen effective May 31, 2003. All vested benefits that have been accrued as of May 31, 2003 will continue to be held for participants under the terms of the Plan.

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

As of the measurement dates (September 30 and January 31), the status of the Company’s defined benefit pension plans was as follows (In thousands):

	2004	2005	2006
Change in benefit obligations:
Benefit obligation, beginning of year	$—	$15,255	$24,792
Benefit obligation acquired	15,167	10,879	—
Interest cost	604	742	1,295
Service cost	—	—	796
Actuarial (gain)/loss	147	(1,321)	3,820
Benefits paid	(663)	(917)	(899)
Foreign currency rate changes	—	154	(611)
Benefit obligation, end of year	$15,255	$24,792	$29,193

	2004	2005	2006
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$10,508	$21,792
Plan assets acquired	8,698	11,481	—
Actual return on plan assets	1,673	412	915
Employer contributions	800	145	1,453
Benefits paid	(663)	(917)	(899)
Foreign currency rate changes	—	163	(478)
Fair value of plan assets, end of year	$10,508	$21,792	$22,783
Funded status	$(4,747)	$(3,000)	$(6,410)
Unrecognized actuarial (gain)/loss	(973)	(1,895)	2,139
Net amount recognized	$(5,720)	$(4,895)	$(4,271)

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13.   Employee Benefit Plans (Continued)

Amounts recognized in the statement of financial position consist of (In thousands):

	2004	2005	2006
Non-current asset	$—	$633	$892
Non-current liability	(5,720)	(5,528)	(7,037)
Other comprehensive income	—	—	1,874
Net amount recognized	$(5,720)	$(4,895)	$(4,271)

Weighted average assumptions used to determine projected benefit obligations at September 30 and January 31, were as follows:

	2004	2005	2006
Weighted average discount rate	5.00%	5.28%	4.74%
Rate of increase in compensation levels	2.50%	2.50%	2.50%

The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in fiscal 2004, 2005 and 2006 were $15.3 million, $23.8 million and $27.9 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were (In thousands):

	2004	2005	2006
Projected benefit obligation	$15,255	$13,759	$25,651
Accumulated benefit obligation	15,255	13,759	25,282
Fair value of plan assets	10,508	10,148	19,802

Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plan for the years ended January 31, were as follows (In thousands):

	2004	2005	2006
Service cost	$—	$210	$768
Interest cost	604	890	1,272
Expected return on plan assets	(553)	(1,076)	(1,272)
Amortization of actuarial gain	—	—	(28)
Net periodic benefit cost	$51	$24	$740

Weighted average assumptions used to determine net periodic benefit cost for the years ended January 31, were as follows:

	2004	2005	2006
Discount rate	5.00%	5.17%	4.74%
Expected return on plan assets	8.00%	5.86%	5.75%
Rate of increase in compensation levels	2.50%	2.50%	2.50%

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13.   Employee Benefit Plans (Continued)

The defined benefit pension plan asset allocation as of the measurement dates (September 30 and January 31), presented as a percentage of total plan assets, were as follows:

	2004	2005	2006
Equity securities	71.5%	33.4%	26.5%
Debt securities	26.8%	66.0%	16.2%
Other	1.7%	0.6%	57.3%
Total	100.0%	100.0%	100.0%

For fiscal 2006, the Company’s weighted average expected long-term rate of return on assets was 5.75%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The shift in plan assets from equity to debt securities is a result of the plan assets acquired in fiscal 2005.

Substantially all pension benefit payments are made from assets of the pension plans. Using foreign exchange rates as of December 31, 2005 and expected future service, it is anticipated that the future benefit payments will be as follows:  $1.0 million in fiscal 2007, $1.0 million in fiscal 2008, $1.0 million in fiscal 2009, $1.0 million in fiscal 2010, $1.0 million in fiscal 2011 and $6.3 million in fiscal 2012 to 2016.

The Company makes periodic cash contributions to its defined benefit plans. The level of these contributions is within minimum required and maximum allowable government prescribed levels for the jurisdictions in which the Company operates. In fiscal 2007, the Company expects to contribute $1.2 million of cash to these plans.

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees. Contributions to all such plans are principally at the Company’s discretion except for the Section 401(k) Company matching contributions, which became guaranteed effective April 1, 2002. The Gies Group contributes to a Swedish government-sponsored retirement system, which provides retirement benefits to certain of its employees. Total expense related to all defined contribution plans for the years ended January 31, 2004, 2005 and 2006 was $6.0 million, $9.3 million and $8.6 million, respectively.

The Company has a supplemental pension benefit agreement with one of its key corporate executives. Benefits pursuant to the agreement will be provided by a purchased annuity insurance policy.

Note 14.   Commitments and Contingencies

The Company utilizes operating leases for a portion of its facilities and equipment. Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. Certain leases provide for renewal for various periods at stipulated rates.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14.   Commitments and Contingencies (Continued)

The minimum future rental commitments under operating leases are as follows (In thousands):

For the years ending January 31,
2007	$19,209
2008	14,249
2009	10,083
2010	8,445
2011	5,626
Thereafter	8,112
Total minimum payments required	$65,724

Rent expense for the years ended January 31, 2004, 2005 and 2006 was $21.2 million, $29.3 million and $24.7 million, respectively.

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

The Company has entered into an employment agreement with its Chairman and CEO, Mr. Robert B. Goergen, dated as of August 1, 2000, as amended by Amendment No. 1 dated as of June 15, 2002 and Amendment No. 2 dated as of March 31, 2004 (sometimes herein referred to as “agreement” or “employment agreement”). Pursuant to the employment agreement, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 7,500,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 7,500,000 shares of Company Common Stock. In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 7,500,000 shares of Company Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his spouse. There is no specified effective date or stock price requirement in the agreements. The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor’s estate, or his or her beneficiaries, as the case may be, can then sell all of the shares of the Company Common Stock owned by them without registration. The Company has recorded a liability of approximately $69,000 at January 31, 2006 related to the future costs to register the securities.

Note 15.   401(k) and Profit Sharing Plan

During the third quarter of fiscal 2004, the Company became aware of an issue involving its 401(k) and profit sharing plan. This issue arose effective April 1, 2002 when the Company amended the plan to allow participants to direct voluntary contributions to be invested in the Company’s common stock,

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 15.   401(k) and Profit Sharing Plan (Continued)

and to permit other investments in the plan to be transferred into the Company’s common stock. These amendments may have caused the continued operation of the plan since April 1, 2002 to be deemed to be an offering of securities that should have been registered under the Securities Act of 1933  (the “1933 Act”). If interests should have been registered, the failure of the Company to register interests in the plan may entitle participants to remedies under the 1933 Act, including rescission or damages. The Company ceased allowing participants to make new investments in Company common stock effective October 17, 2003. The Company has elected to adopt the so-called “restorative” approach with respect to persons who invested in the Plan on or after April 1, 2002 and on or before October 17, 2003, the last day on which participants in the Plan could make investments in the Company Stock Fund. Under the restorative approach the Company performs a calculation each October to determine potential restorative payments; as of January 31, 2006 the Company made additional cumulative contributions to the Plan accounts of participants in the total amount of approximately $3,391. Due to the statute of limitations, based on each individual participant’s state of residence, future restorative payments may be required if additional losses were incurred after December 1, 2003.

Note 16.   Guarantees

From time to time, the Company is party to agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of leases entered into by the subsidiaries, under which Blyth agrees to indemnify a third party against losses arising from a breach of representations related to lease obligations assumed. In these circumstances, payment by Blyth is conditioned on the other party making a claim pursuant to the procedures specified in the lease. These procedures generally allow Blyth to challenge the other party’s claims. In addition, Blyth’s obligations under these agreements may be limited in terms of time and amount. Historically, payments made by Blyth under these arrangements have not had a material effect on the business, financial condition or results of operations. Blyth believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company’s business, financial condition or results of operations. The maximum potential amount of future payments due under these lease arrangements, approximate $14.6 million. These amounts are included as part of the Company’s consolidated lease commitments as reported in Note 14, Commitments and Contingencies. The lease guarantees have expiration dates through fiscal 2014.

Note 17.   Income Taxes

Earnings (loss) before provision for income taxes:

	Year ended January 31,
	2004	2005	2006
	(In thousands)
United States	$79,809	$72,632	$(27,049)
Foreign	57,084	76,444	59,076
	$136,893	$149,076	$32,027

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17.   Income Taxes (Continued)

Income tax expense consists of the following:

	Year ended January 31,
	2004	2005	2006
	(In thousands)
Current income tax expense:
Federal	$28,943	$21,592	$306
State	4,710	3,393	791
Foreign	17,308	15,530	19,601
	50,961	40,515	20,698
Deferred income tax expense (benefit):
Federal	(565)	11,456	(9,116)
State	(160)	981	(781)
Foreign	141	(30)	(3,026)
	(584)	12,407	(12,923)
	$50,377	$52,922	$7,775

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2005	2006
	(In thousands)
Deferred tax assets:
Accrued expenses and other	$294	$1,555
Allowance for doubtful receivables	1,150	1,018
Employee benefit plans	2,588	2,693
Inventory reserves	6,135	6,295
Net operating loss and other tax credit carryforwards	5,926	8,998
Other reserves	3,013	4,790
Valuation allowance	(4,038)	(4,704)
	15,068	20,645
Deferred tax liabilities:
Prepaids	(3,892)	(4,074)
Depreciation and amortization	(43,848)	(35,309)
	(47,740)	(39,383)
Net deferred tax liability	$(32,672)	$(18,738)

The valuation allowance relates to certain non-U.S. tax loss carryforwards, for which the Company believes, due to various limitations in these foreign jurisdictions, it is more likely than not that such benefits will not be realized, and to a U.S. loss carryforward where the benefit is limited by the U.S. tax regulations. The increase in the valuation allowance from the prior year is principally due to a change in the Company’s belief that a certain non-U.S. tax loss carryforward would not give rise to a benefit. At January 31, 2006, the Company has a $26.0 million net operating loss carryforward, which consists of approximately $7.2 million of federal net operating loss that will expire on January 31, 2023 and 2026 and foreign net operating losses of $18.8 million, which have an indefinite expiration.

As of January 31, 2006, undistributed earnings of foreign subsidiaries considered permanently invested for which deferred income taxes have not been provided were approximately $66.8 million.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17.   Income Taxes (Continued)

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

	Year ended January 31,
	2004	2005	2006
	(In thousands)
Tax provision at statutory rate	$47,913	$52,176	$11,209
Tax effect of:
State income taxes, net of federal benefit	2,958	6,618	964
Foreign rate differential	(2,530)	(5,663)	(10,901)
Foreign dividend and Subpart F income	—	—	10,336
Reversal of tax contingencies	—	—	(6,051)
Non-deductible goodwill impairment	—	—	5,407
Adjustments to prior years’ tax items	—	—	(2,476)
Other, net	2,036	(209)	(713)
	$50,377	$52,922	$7,775

The management of the Company, along with third-party advisers, periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Due to the settlement and resolution of various global tax matters during fiscal 2006 the Company reversed tax contingencies by $6.1 million. Amounts accrued for the potential tax assessments, primarily recorded in long-term liabilities total $17.0 million and $9.2 million at January 31, 2005 and 2006, respectively. Accruals relate to tax issues for U.S. federal, domestic state and taxation of foreign earnings. The amounts provided are included in the appropriate categories in the table above.  A $2.5 million reduction in tax expense resulting from adjustments to prior years’ income tax items was recorded in the fourth quarter of fiscal 2006.

In December 2004, the FASB issued Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for the approximately $130 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities, which the Company repatriated under the AJCA. The funds were brought back to the United States late in the fourth quarter and received the favorable tax treatment provided by the Act. The Company recorded a one-time tax expense of approximately $9.1 million, which is reflected in the Company’s current year effective tax rate. As part of its repatriation plan, the Company intends to make a domestic investment of the repatriated amount in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 18.   Stock Based Compensation

At January 31, 2006, the Company had three stock-based compensations plans, which are described below.

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

On March 31, 2004, the Board of Directors of the Company unanimously approved Amendment No. 1 to the 2003 Plan, and the stockholders approved Amendment No. 1 to the 2003 Plan at the Annual Meeting of Stockholders on June 24, 2004 (the “2004 Annual Meeting”), effective as of such approval, non-employee directors will no longer receive option grants. Instead, annual awards will be determined by the Company’s full Board of Directors, subject to an annual limit of awards of 5,000 shares of Common Stock or share equivalents for new non-employee directors and 2,500 shares of Common Stock or share equivalents for continuing non-employee directors. At the 2004 Annual Meeting, each non-employee

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 18.   Stock Based Compensation (Continued)

director with at least six months service was granted 1,500 restricted stock units vesting in two equal installments beginning on the first anniversary of the date of grant instead of the Annual Grant. At the 2005 Annual Meeting, each non-employee director was granted 1,500 restricted stock units (except one non-employee director was granted 2,500 restricted stock units) vesting in two equal installments beginning on the first anniversary of the date of grant.

On December 9, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested stock options. Stock option awards granted from December 10, 2000 through the date of acceleration with respect to approximately 350,000 shares of the Company’s common stock, which represented 100% of the unvested options, were subject to this acceleration, which was effective as of December 9, 2005. Virtually all of these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention.

Restricted stock units (RSUs) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the Vesting Dates is contingent upon continued active employment by the employee until the Vesting Dates. Restricted stock granted under the plans totaled 74,475 shares, 83,795 shares, and 18,000 shares in the years ended January 31, 2006, 2005, 2004 respectively. The weighted-average grant date fair value of restricted stock granted during the years ended January 31, 2006, 2005, and 2004 was $32, $33, and $29 respectively. Compensation expense for restricted stock plans in fiscal 2006, 2005, and 2004 totaled $1.2 million, $0.6 million, and $ 50,000 respectively.

Transactions involving stock options are summarized as follows:

	Option	Weighted Average
	Shares	Exercise Price
Outstanding at February 1, 2003	2,075,845	$24.87
Options granted	396,000	26.14
Options exercised	(253,820)	22.81
Options cancelled	(133,700)	25.54
Outstanding at January 31, 2004	2,084,325	25.26
Options granted	8,500	31.69
Options exercised	(397,325)	23.62
Options cancelled	(170,067)	24.59
Outstanding at January 31, 2005	1,525,433	25.80
Options granted	—	—
Options exercised	(158,733)	23.35
Options cancelled	(130,300)	26.68
Outstanding at January 31, 2006	1,236,400	$26.12

At January 31, 2004, 2005 and 2006, options to purchase 920,724, 874,066 and 1,236,400 shares, respectively, were exercisable.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 18.   Stock Based Compensation (Continued)

Options outstanding and exercisable as of January 31, 2006, by price range:

	Outstanding			Exercisable
		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$19.89–24.97	357,100	4.08	$23.11	357,100	$23.11
25.03–29.97	766,300	5.74	26.68	766,300	26.68
30.44–36.00	113,000	4.68	31.86	113,000	31.86
	1,236,400			1,236,400

The weighted average fair value of options granted during the years ended January 31, 2004 and 2005 was $9.68 and $9.52, respectively. No stock options were granted by the Company during the year ended January 31, 2006.

Note 19.   Segment Information

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

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand. The Company also operates two small Direct Selling businesses, Purple Tree and Two Sisters Gourmet. All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling. PartyLite® brand products are sold in North America, Europe and Australia. Purple Tree™ and Two Sisters Gourmet™ brand products are sold in North America.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles. Products in this segment are sold in North America and Europe to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial™(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®(1), Florasense®, Gies®(1), Kaemingk™(2), Liljeholmens®, Seasons of Cannon Falls® and Triumph Tree®(1) brands. In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel™ and Sterno® brands.

(1)             Colonial, Euro-Decor, Gies and Triumph Tree trademarks are registered and sold only outside the United States.

(2)             Kaemingk is sold only outside the United States.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 19.   Segment Information (Continued)

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

Earnings in all segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other income (expense) includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, prepaid income tax, corporate fixed assets, deferred bond costs, deferred income taxes and other long-term investments, which are not allocated to the business segments.

The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets, goodwill and long-term investments) based on physical location.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 19.   Segment Information (Continued)

Operating Segment Information

	Year ended January 31,
	2004	2005	2006
	(In thousands)
Net Sales
Direct Selling	$764,527	$735,863	$704,143
Wholesale	630,318	656,921	681,614
Catalog & Internet	110,728	193,513	187,319
Total	$1,505,573	$1,586,297	$1,573,076
Earnings
Direct Selling (1)	$136,423	$131,930	$107,692
Wholesale (1),(2)	10,026	30,699	(51,092)
Catalog & Internet	6,628	6,701	(428)
Operating profit	153,077	169,330	56,172
Other income (expense)	(16,184)	(20,254)	(24,145)
Earnings before income taxes and minority interest	$136,893	$149,076	$32,027
Identifiable Assets
Direct Selling	$273,900	$249,126	$230,097
Wholesale	519,647	613,819	522,386
Catalog & Internet	160,380	164,237	165,672
Unallocated Corporate	174,036	48,638	198,365
Total	$1,127,963	$1,075,820	$1,116,520
Capital Expenditures
Direct Selling	$5,333	$8,196	$6,351
Wholesale	14,097	9,611	7,514
Catalog & Internet	1,399	2,235	3,086
Unallocated Corporate	1,134	934	321
Total	$21,963	$20,976	$17,272
Depreciation and Amortization
Direct Selling	$12,174	$11,964	$12,326
Wholesale	19,890	17,937	17,479
Catalog & Internet	2,858	4,482	5,080
Unallocated Corporate	1,032	1,217	990
Total	$35,954	$35,600	$35,875
GEOGRAPHIC INFORMATION
Net Sales
United States	$1,026,275	$1,015,992	$946,833
Germany	177,443	203,796	177,293
The Netherlands			167,868
Other International	301,855	366,509	281,082
Total	$1,505,573	$1,586,297	$1,573,076
Long Lived Assets
United States	$391,517	$376,209	$302,245
International	118,183	171,548	149,288
Total	$509,700	$547,757	$451,533

(1)             2004 earnings include $23.8 million of restructuring and impairment charges of which $17.1 million relates to the Wholesale segment and $6.7 million relates to the Direct Selling segment. (See Note 5 to the Consolidated Financial Statements).

(2)             2006 earnings include a goodwill impairment charge of $53.3 million. (See Note 9 to the Consolidated Financial Statements).

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 20.    Stock Repurchase Plan

The Company’s Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of common stock under the Company’s share repurchase program. Since January 31, 2005, the Company has purchased 65,000 shares on the open market for a cost of $2.1 million, bringing the cumulative total purchased shares to 4,626,800 as of January 31, 2006 for a total cost of approximately $115.1 million. The acquired shares are held as common stock in treasury at cost.

On June 7, 2004 the Company announced that its Board of Directors approved a repurchase of up to 4,000,000 outstanding shares of the Company’s common stock, with the right to repurchase up to an additional 2% of the Company’s outstanding shares, at a price per share not greater than $35.00 nor less than $30.00 through a Dutch auction cash tender offer. The final number of shares repurchased under the tender offer, which expired on July 9, 2004, was 4,906,616 shares for an aggregate purchase price of $172.6 million including fees and expenses. The tender offer was funded with $86.1 million of available cash and $86.5 million of borrowings against the Company’s prior $200 million Credit Facility. The Company does not expect the tender offer to affect its share repurchase program, capital expenditures, dividend policy or acquisitions.

Note 21.   Earnings Per Share

The following table presents the components of basic and diluted net earnings per common share:

	Year ended January 31,
	2004	2005	2006
	(In thousands)
Net earnings	$86,351	$96,514	$24,857
Weighted average number of common shares outstanding:
Basic	45,771	43,136	40,956
Dilutive effect of stock options and restricted shares	256	420	220
Weighted average number of common shares outstanding:
Diluted	46,027	43,556	41,176

As of January 31, 2004, 2005 and 2006, options to purchase 456,800, 50,200 and 675,943 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 22.   Treasury and Common Stock

Treasury Stock	Shares	Amount
	(In thousands, except shares)
Changes in Treasury Stock were:
Balance at February 1, 2003	3,644,100	$(86,585)
Treasury stock purchases	701,000	(18,804)
Balance at January 31, 2004	4,345,100	(105,389)
Treasury stock purchases	5,123,316	(179,675)
Balance at January 31, 2005	9,468,416	(285,064)
Restricted stock cancellations		(609)
Treasury stock purchases	65,000	(2,071)
Balance at January 31, 2006	9,533,416	$(287,744)

Common Stock	Shares	Amount
	(In thousands, except shares)
Changes in Common Stock were:
Balance at February 1, 2003	49,703,682	$994
Common stock issued in connection with long-term incentive plan	271,820	5
Balance at January 31, 2004	49,975,502	999
Common stock issued in connection with long-term incentive plan	392,325	8
Balance at January 31, 2005	50,367,827	1,007
Common stock issued in connection with long-term incentive plan	158,733	3
Issuance of restricted stock, net of cancellations	1,500
Balance at January 31, 2006	50,528,060	$1,010

Note 23.   Fire Loss

In July 2003, the Company’s manufacturing facility located in Monterrey, Mexico was destroyed by fire. Products manufactured at this leased facility were primarily for the North American mass market. Customer service disruptions were minimal as other Company facilities and third party suppliers met the production requirements. The Company decided not to rebuild the Monterrey facility. The loss of fixed assets and inventory totaled approximately $8.0 million. The Company incurred additional costs of $1.9 million through January 31, 2004, primarily for the additional production costs of manufacturing product at different facilities.  Some of these costs remained in ending inventory at January 31, 2004. The Company is insured for losses related to this fire and has received $13.0 million in insurance proceeds as of January 31, 2006. The final insurance payment was received during fiscal 2006.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 24.    Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the years ended January 31 is as follows:

	2005 Quarter Ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share data)
Net sales	$358,980	$289,063	$439,444	$498,810
Gross profit	183,011	146,111	200,680	241,878
Net earnings	17,675	9,445	30,243	39,151
Net earnings per common and common equivalent share:(1)
Basic	$0.39	$0.21	$0.74	$0.96
Diluted	0.38	0.21	0.73	0.95

	2006 Quarter Ended
	April 30	July 31		October 31	January 31
	(In thousands, except per share data)
Net sales	$355,768	$292,154	(3)	$444,527	$480,627
Gross profit	168,345	139,061		185,919	219,942
Net earnings (loss)	9,960	4,154		23,041	(12,299	)(2)(4)
Net earnings (loss) per common and common equivalent share:(1)
Basic	$0.24	$0.10		$0.56	$(0.30	)(4)
Diluted	0.24	0.10		0.56	(0.30	)(4)

(1)             The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations  are made independently.

(2)             Fourth quarter, fiscal 2006 net loss, includes a goodwill impairment charge of $53.3 million in the Wholesale segment. (See Note 9 to the Consolidated Financial Statements).

(3)             Second quarter, fiscal 2006, net sales, include a $5.5 million reversal of a contingent reserve related to settlement of a state unclaimed property matter.

(4)             Fourth quarter, fiscal 2006, net loss and loss per common share, include a $2.5 million reduction in tax expense resulting from adjustments to prior years’ income tax items.

Note 25.   Subsequent Event

On April 12, 2006, the Company sold its premium seasonal decorations business located in Europe in a cash transaction. This business was part of the Wholesale segment.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2006.

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

We performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of January 31, 2006.  Based on its assessment, management believes that, as of January 31, 2006, the Company’s internal control over financial reporting was effective based on the criteria in the framework.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on page 32 and below in Item 9A(e) which express an unqualified opinion on management’s assessment and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006.

(c)           Changes in Internal Control over Financial Reporting.

Except as described below, in Item 9A(d), there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)          Remediation of material weakness.

As discussed in “Item 9A(b) Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, there was a material weakness in our internal control over financial reporting related to our income tax accounting and reconciliation processes, procedures and controls, including the identification of income tax contingencies.  In fiscal 2006, and through the date of this filing, we have taken the following steps to improve our internal controls around our income tax accounting and reconciliation processes, procedures and controls:

•      Enhanced the levels of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision;

•      Formalized processes, procedures and documentation standards relating to income tax accounting, specifically: (1) the process to identify, quantify and account for income tax contingencies; (2) the reconciliation of the recorded amounts in the prior year of our tax accounts and balances to its tax return; and (3) controls over the reconciliation of our effective tax rate to our statutory rate;

•      Enhanced and restructured our Tax Department to ensure appropriate segregation of duties regarding preparation and review of the quarterly and annual income tax provision; and

•      Engaged Ernst & Young LLP to assist the Company in its accounting for income taxes.

The steps above have assisted the Company in improving its internal controls in its income tax accounting and reconciliation processes, procedures and controls.  As a result of implementing these additional controls and enhanced procedures we believe that we have successfully remediated the material weakness identified in fiscal 2005.

(e)           Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls Over Financial Reporting, that Blyth, Inc. and  subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Blyth, Inc. and subsidiaries as of and for the year ended January 31, 2006 and our report dated April 12, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
April 12, 2006

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on June 7, 2006 (the “Proxy Statement”) under the captions “Nominees for Election at the 2006 Annual Meeting for Terms Expiring in 2009,” “Continuing Directors with Terms Expiring in 2007”, “Continuing Directors with Terms Expiring in 2008” and “Executive Officers” and is incorporated herein by reference.

Item 11.                 Executive Compensation

The information required by this Item is set forth in our Proxy Statement under the captions “Executive Compensation,” “Employment Contracts and Severance Arrangements” and “Pension Plans” and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item is set forth in our Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement under the caption “Independent Accountant Fees” and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1).           Financial Statements

The following consolidated financial statements are contained on the indicated pages of this report:

Page No.
Reports of Independent Registered Public Accounting Firms	32
Statements:
Consolidated Balance Sheets	34
Consolidated Statements of Earnings	35
Consolidated Statements of Stockholders’ Equity	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	38-70

(a)(2).           Financial Statement Schedules

The following financial statement schedules are contained on the indicated pages of this report:

Page No.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
Valuation and Qualifying Accounts	S-2

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

(a)(3).           Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))
3.2	Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))
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

Form of Second Supplemental Indenture dated as of October 23, 2003 between the Registrant and Wachovia Bank, National Association, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2003)

10.1

Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))

10.1(a)

First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I General Partnership, and PartyLite Gifts, Inc., to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996)

10.1(b)

Second Amendment, dated August 4, 2000, between Carol Point LLC, a Massachusetts limited liability company, as successor landlord to ERI-CP Inc., and PartyLite Gifts, Inc., to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002)

10.1(c)

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

10.2

Lease Agreement, dated June 25, 1997, between Carol Stream I Development Company, as landlord, PartyLite Gifts, Inc., as tenant, and the Registrant, as guarantor (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.2(a)

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

10.3+	Form of Indemnity Agreement between the Registrant and each of its directors (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))
10.4+	Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on December 21, 1999)
10.5+

Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)

10.5(a)+

Amendment No. 1 dated as of June 15, 2002 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.5(b)+

Amendment No. 2 dated as of March 31, 2004 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.6+

Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)

10.6(a)+

Amendment No. 1 dated as of March 12, 2004 to the Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.7(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.7

Credit Agreement, dated June 2, 2005 among the Registrant, PartyLite Trading, SA, the Lenders listed therein, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. and LaSalle Bank National Association as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2005)

10.8+	Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2000)
10.8(a)+

Amendment No. 1 to the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.9(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.9+

Form of Non-transferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.10+

Form of Non-transferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.11+	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 19, 2002)
10.11(a)+

Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 10.12(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.12+

Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))

10.13+	2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed April 17, 2003)
10.13(a)+	Amendment No. 1 to the 2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2004)

10.14+	Director Compensation (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed April 15, 2005)
10.15+	Salaries of Named Executive Officers for fiscal 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2006)
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Section 302 Certification of Chairman and Chief Executive Officer
31.2*	Section 302 Certification of Vice President and Chief Financial Officer
32.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                     Filed herewith.

+                  Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2006	BLYTH, INC.
	By:	/s/ ROBERT B. GOERGEN
Name: Robert B. Goergen
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT B. GOERGEN	Chairman and Chief Executive Officer;	April 12, 2006
Robert B. Goergen	Director (Principal Executive Officer)
/s/ ROBERT H. BARGHAUS	Vice President and Chief Financial Officer	April 12, 2006
Robert H. Barghaus	(Principal Financial and Accounting Officer)
/s/ ROGER A. ANDERSON	Director	April 12, 2006
Roger A. Anderson
/s/ JOHN W. BURKHART	Director	April 12, 2006
John W. Burkhart
/s/ PAMELA M. GOERGEN	Director	April 12, 2006
Pamela M. Goergen
/s/ NEAL I. GOLDMAN	Director	April 12, 2006
Neal I. Goldman
/s/ CAROL J. HOCHMAN	Director	April 12, 2006
Carol J. Hochman
/s/ WILMA H. JORDAN	Director	April 12, 2006
Wilma H. Jordan
/s/ JAMES M. MCTAGGART	Director	April 12, 2006
James M. McTaggart
/s/ HOWARD E. ROSE	Director	April 12, 2006
Howard E. Rose

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Blyth, Inc.:

Our audit of the consolidated financial statements referred to in our report dated April 26, 2004, appearing in this Annual Report on Form 10-K of Blyth, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
April 26, 2004

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended January 31, 2004, 2005 and 2006
(In thousands)

	Balance at		Charged to		Balance at
	Beginning	Acquired	Costs and		End of
Description	of Period	Balances	Expenses	Deductions	Period
2004
Allowance for doubtful accounts	$4,093	$623	$1,809	$(2,055)	$4,470
Income tax valuation allowance	1,017	1,656	—	—	2,673
Inventory reserve	27,145	1,343	15,462	(20,970)	22,980
2005
Allowance for doubtful accounts	$4,470	$538	$1,371	$(2,351)	$4,028
Income tax valuation allowance	2,673	—	1,565	(200)	4,038
Inventory reserve	22,980	1,730	14,130	(16,407)	22,433
2006
Allowance for doubtful accounts	$4,028	$(78)	$2,189	$(2,247)	$3,892
Income tax valuation allowance	4,038	—	767	(101)	4,704
Inventory reserve	22,433	—	16,961	(17,075)	22,319

S-2