Form 10-Q
period 2006-04-30
BLYTH INC
filed 2006-06-09
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

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

Large accelerated filer    ☒ Accelerated filer    ☐           Non-Accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                 No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,459,044 Common Shares as of May 31, 2006

BLYTH, INC.

INDEX

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Stockholders’ Equity
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II.	Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Part I.  FINANCIAL  INFORMATION

Item I.  FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	January 31,
(In thousands, except share and per share data)	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$127,202	$242,068
Short-term investments	122,100	—
Accounts receivable, less allowance for doubtful receivables of $3,139 and $3,892, respectively	93,921	109,857
Inventories	227,763	237,753
Prepaid and other	40,808	35,643
Assets held for sale	—	3,027
Deferred income taxes	20,776	20,645
Total current assets	632,570	648,993
Property, plant and equipment, at cost:
Less accumulated depreciation of $264,272 and $264,941, respectively	209,594	225,826
Other assets:
Investments	3,291	3,397
Goodwill	144,781	185,127
Other intangible assets, net of accumulated amortization of $6,400 and $5,917, respectively	36,700	37,183
Other long-term assets	15,717	15,994
	200,489	241,701
Total assets	$1,042,653	$1,116,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$22,504	$25,772
Current maturities of long-term debt	509	1,049
Accounts payable	63,788	75,735
Accrued expenses	91,031	93,000
Dividends payable	9,302	—
Income taxes	5,514	14,296
Total current liabilities	192,648	209,852
Deferred income taxes	37,516	39,383
Long-term debt, less current maturities	335,047	344,921
Other long-term liabilities	28,379	28,540
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,528,060 shares and 50,528,060 shares, respectively	1,010	1,010
Additional contributed capital	124,852	127,580
Retained earnings	618,072	657,983
Accumulated other comprehensive income	4,346	(1,935)
Unearned compensation on restricted stock	—	(3,070)
Treasury stock, at cost, 10,069,016 shares 9,533,416 shares, respectively	(299,217)	(287,744)
Total stockholders’ equity	449,063	493,824
Total liabilities and stockholders’ equity	$1,042,653	$1,116,520

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

Three months ended April 30 (In thousands, except per share data)	2006	2005
Net sales	$327,459	$342,777
Cost of goods sold	177,469	178,153
Gross profit	149,990	164,624
Selling	105,534	109,079
Administrative	34,738	35,773
Goodwill impairment	16,655	—
	156,927	144,852
Operating profit (loss)	(6,937)	19,772
Other expense (income):
Interest expense	5,286	4,952
Interest income	(1,647)	(216)
Foreign exchange and other	(460)	1,084
	3,179	5,820
Earnings (loss) before income taxes and minority interest	(10,116)	13,952
Income tax expense	1,700	4,051
Earnings (loss) before minority interest	(11,816)	9,901
Minority interest	71	(229)
Earnings (loss) from continuing operations	(11,887)	10,130
Loss from discontinued operation, net of income tax benefit of ($165) in 2006 and ($76) in 2005	(286)	(170)
Loss on sale of discontinued operation, net of tax of $0	(18,436)	—
Net earnings (loss)	$(30,609)	$9,960
Basic:
Earnings (loss) from continuing operations per common share	$(0.29)	$0.25
Loss from discontinued operation per common share	(0.01)	(0.01)
Loss from sale of discontinued operation per common share	(0.45)	—
Net earnings (loss) per common share	$(0.75)	$0.24
Weighted average number of shares outstanding	40,803	40,904
Diluted:
Earnings (loss) from continuing operations per common share	$(0.29)	$0.25
Loss from discontinued operation per common share	(0.01)	(0.01)
Loss from sale of discontinued operation per common share	(0.45)	—
Net earnings (loss) per common share	$(0.75)	$0.24
Weighted average number of shares outstanding	40,803	41,221

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
		Additional				Other
	Common	Contributed	Retained	Treasury	Unearned	Comprehensive
(In thousands, except share data)	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)	Total
For the three months ended April 30, 2005:
Balance, February 1, 2005	$1,007	$118,148	$651,156	$(285,064)	$—	$36,102	$521,349
Net earnings for the period			9,960				9,960
Foreign currency translation adjustments						(11,475)	(11,475)
Unrealized holding losses on certain investments (net of tax of $23)						(45)	(45)
Net gain on hedging instruments (net of tax of $118)						229	229
Comprehensive loss							(1,331)
Common stock issued loss in connection with long-term incentive plan	3	2,996					2,999
Tax benefit from stock options		281					281
Issuance of restricted stock, net of cancellations		4,783			(4,954)		(171)
Amortization of unearned compensation					918		918
Dividends			(8,601)				(8,601)
Treasury stock purchases				(2,071)			(2,071)
Balance, April 30, 2005	$1,010	$126,208	$652,515	$(287,135)	$(4,036)	$24,811	$513,373
For the three months ended April 30, 2006:
Balance, February 1, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net loss for the period			(30,609)				(30,609)
Foreign currency translation adjustments						6,352	6,352
Unrealized holding gains on certain investments (net of tax of $56)						92	92
Net loss on hedging instruments (net of tax of $88)						(163)	(163)
Comprehensive loss							(24,328)
Reclassification of unearned compensation		(3,039)		(31)	3,070		—
Amortization of unearned compensation		311			—		311
Dividends			(9,302)				(9,302)
Treasury stock purchases				(11,442)			(11,442)
Balance, April 30, 2006	$1,010	$124,852	$618,072	$(299,217)	$—	$4,346	$449,063

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended April 30 (In thousands)	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(30,609)	$9,960
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss on sale of discontinued operation, net of tax	18,436	—
Depreciation and amortization	8,652	9,670
Loss on disposition of fixed assets	7	—
Tax benefit from stock options	—	281
Amortization of unearned compensation on restricted stock	311	—
Deferred income taxes	(374)	(1,140)
Equity in loss of investee	106	204
Minority interest	13	(268)
Goodwill impairment	16,655	—
Loss on sale of assets held for sale	79	—
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	9,077	9,952
Inventories	1,927	1,074
Prepaid and other	(5,895)	(9,423)
Other long-term assets	1,802	141
Accounts payable	(10,567)	(18,892)
Accrued expenses	(1,205)	3,901
Other liabilities	67	544
Income taxes	(8,927)	2,048
Net cash provided by (used in) operating activities	(445)	8,052
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,679)	(3,380)
Purchases of short-term investments	(329,250)	—
Proceeds from sales of short-term investments	207,150	—
Proceeds from sale of assets held for sale	2,917	—
Proceeds from sale of business, net of cash	31,366	—
Purchase of businesses, net of cash acquired	(6,654)	(22)
Net cash used in investing activities	(97,150)	(3,402)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	2,999
Purchases of treasury stock	(11,442)	(2,071)
Borrowings from bank lines of credit	9,850	8,001
Repayments on bank lines of credit	(16,566)	(10,097)
Repayments of long-term debt	(526)	(183)
Net cash used in financing activities	(18,684)	(1,351)
Effect of exchange rate changes on cash	1,413	(2,268)
Net increase (decrease) in cash and cash equivalents	(114,866)	1,031
Cash and cash equivalents at beginning of period	242,068	91,695
Cash and cash equivalents at end of period	$127,202	$92,726

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31. European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at April 30, 2006 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2006 and 2005. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 31, 2006, as set forth in the Company’s Annual Report on Form 10-K. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.

Stock Based Compensation

Summary of Plans

At April 30, 2006, the Company had one stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards, as described below, and two terminated or expired stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. At April 30, 2006, there were 6,500,100 shares authorized for grant under these plans and 5,062,215 shares available for issuance under these plans.

On April 1, 2003, the Board of Directors of the Company unanimously approved the adoption of the 2003 Plan and the stockholders approved the 2003 Plan on June 4, 2003. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period officers or employees of the Company or any of its subsidiaries. A total of 3,373,526 shares of common stock may be granted pursuant to the 2003 Plan.

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

Restricted stock and restricted stock units (RSUs) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the Vesting Dates is contingent upon continued active employment by the employee until the Vesting Dates.

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

The total compensation expense related to all stock-based compensation plans for both three month periods ended April 30, 2006 and 2005 was approximately $0.3 million. The tax benefit recognized for the three months ended April 30, 2006 and 2005 was approximately $0.1 million. No compensation cost was capitalized as part of inventory.

Transactions involving stock options are summarized as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at January 31, 2006	1,236,400	$26.12	5.16
Options granted	10,000	21.67	5.00
Options exercised	—	—
Options cancelled	(48,000)	24.64
Outstanding at April 30, 2006	1,198,400	$26.14	4.98
Exercisable at April 30, 2006	1,188,400	$26.18	4.98

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the three months ended April 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2006 was immaterial. This amount will change in future periods based on the fair market value of the Company’s stock. Compensation expense in the quarter ended April 30, 2006 related to stock options was immaterial. As of April 30, 2006, $0.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 3 years.

Transactions involving restricted stock and restricted stock units are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 31, 2006	152,970	$31.94
Units granted	87,965	21.18
Units exercised	—	—
Units cancelled	(1,450)	32.57
Outstanding at April 30, 2006	239,485	$27.98

Compensation expense related to restricted stock and restricted stock units for both three month periods ended April 30, 2006 and 2005 was approximately $0.3 million. Also, as a result of the adoption of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), $3.1 million of unearned compensation recorded in shareholder’s equity as of February 1, 2006 was reclassified to and reduced the balance of additional contributed capital. As of April 30, 2006, there was $4.6 million of unearned compensation expense related to non-vested restricted stock and restricted stock unit awards. The total unrecognized stock-based compensation cost to be recognized in future periods as of April 30, 2006 does not consider the effect of stock-based awards that may be issued in subsequent periods. This cost is expected to be recognized over a weighted average period of 3.2 years.

Impact of Adoption of 123(R)

On February 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and restricted stock units based on estimated fair values. SFAS 123(R) supersedes the Company’s previous disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), and Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method employed by the Company for periods prior to fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model, where applicable. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statement of Earnings. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statements of Earnings, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Earnings for the three months ended April 30, 2006 includes compensation expense for restricted stock, restricted stock units and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is the vesting term of 3 years for stock options and cliff vesting of 50% over 4 years and 50% over 5 years for employee restricted stock and restricted stock units and cliff vesting of 50% over 1 year and 50% over 2 years for non-employee restricted stock and restricted stock units. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2007, the Company accounted for forfeitures of stock options as they occurred. There was no stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Earnings for the first quarter of fiscal 2007 for stock options granted prior to February 1, 2006 because no portion of those stock-based payment awards were unvested. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Upon adoption of SFAS 123(R), the Company elected to continue to use the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Assumptions used to estimate fair value

The fair value of stock options is estimated on the date of grant using the Black-Scholes model. The Company granted 10,000 stock options during the three months ended April 30, 2006. The Company granted no stock options during the quarter ended April 30, 2005. The fair value of these stock options was determined using the following weighted average assumptions.

	Three months ended April 30,
	2006	2005
Expected volatility	29.2%	N/A
Risk free interest rates	4.97%	N/A
Expected lives	3.5	N/A
Expected dividend yield	2.10%	N/A

The weighted average fair value of options granted during the quarter ended April 30, 2006 was $5.11.

Pro forma Impact of 123(R)

If compensation expense for the Company’s stock options had been determined in accordance with the fair value method in SFAS 123 and SFAS 148, the Company’s reported net income and earnings per share at April 30, 2005 would have been adjusted to the pro forma amounts indicated below:

Three months ended
(In thousands except per share data)	April 30, 2005
Net earnings:
As reported	$9,960
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	478
Pro forma	$9,482
Net earnings per common share:
As reported:
Basic	$0.24
Diluted	0.24
Pro forma:
Basic	$0.23
Diluted	0.23

Other Information

Authorized unissued shares may be used under the stock-based compensation plans. The company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

2.             Business Acquisitions

On August 15, 2005, the Company acquired a 100% interest in Boca Java, a small gourmet coffee and tea company. The results of operations of Boca Java, which were not material, are included in the Consolidated Statements of Earnings of the Company since August 16, 2005. For segment reporting purposes, Boca Java is included in the Catalog & Internet segment.

3.             Business Divestitures

During the fourth quarter of fiscal 2006, the Company divested its North American mass channel seasonal decorations business, Impact Plastics, in the Wholesale segment through a sale. The operating results of Impact Plastics were immaterial to the consolidated operating results of the Company. On January 20, 2006, the Company sold the business for approximately $7.6 million in cash and a promissory note of $2.0 million. The sale resulted in a pre-tax loss of approximately $1.6 million. In addition, $7.8 million of goodwill attributable to Impact Plastics, which was tax deductible, was disposed of as part of this divestiture.

On April 12, 2006, the Company sold its European seasonal decorations business, Kaemingk B.V. (“Kaemingk”), in the Wholesale segment, pursuant to a Share Sale and Purchase Agreement, to an entity controlled by the management of Kaemingk. The results of operations for Kaemingk have been reclassified as discontinued operations for all periods presented. The net carrying value of Kaemingk’s assets as of April 12, 2006 was $60.0 million. A loss on the sale of Kaemingk, net of tax, of $18.4 million ($0.45 per diluted share) was recorded in the quarter ended April 30, 2006. The net sales and pre-tax loss of Kaemingk for the quarter ended April 30, 2006 were $12.3 million and $0.5 million, respectively, and for the quarter ended April 30, 2005 were $13.0 million and $0.2 million, respectively.

4.             Short-Term Investments

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company’s short-term investments consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. Our short-term investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days.

Despite the long-term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in 35 days or less. Management’s intent is to hold these securities as liquid assets easily convertible to cash for applicable operational needs as they may arise.

At April 30, 2006 and January 31, 2006, the Company held $122.1 million and $0.0 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.

Short-term investments by contractual maturity are as follows:

(In thousands)	April 30, 2006	January 31, 2006
Due within one year	$11,000	$—
Due between one and five years	—	—
Due after ten years	111,100	—
Total	$122,100	$—

There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

5.             Inventories

The components of inventory are as follows (in thousands):

	April 30, 2006	January 31, 2006
Raw materials	$31,655	$31,954
Work in process	691	361
Finished goods	195,417	205,438
Total	$227,763	$237,753

6.             Goodwill and Other Intangibles

As discussed in note 3, the Company sold its European seasonal decorations business, Kaemingk, in the first quarter of fiscal 2007. The transaction was considered a triggering event, which required the Company to perform an impairment analysis of the remaining goodwill in the reporting unit that contained the divested business. As a result of this analysis the remaining goodwill was determined to be impaired, as the fair value of the remaining businesses in the reporting unit do not exceed their carrying value including goodwill. The decrease in the fair value of these businesses is due to poor operating results in the first quarter and a significant decrease in the projected results for the full fiscal year. Additionally, the value of the remaining businesses in the reporting unit was impacted by the sale of Kaemingk in the first quarter. The fair value of the reporting unit was estimated using the proceeds from the potential sale of the reporting unit. Therefore, the Company recorded a non-cash non-tax deductible goodwill impairment charge of $16.7 million in the Wholesale segment.

The following table shows changes in the carrying amount of goodwill for the three months ended April 30, 2006, by operating segment (in thousands):

			Catalog &
	Direct Selling	Wholesale	Internet	Total
Goodwill at January 31, 2006	$2,298	$106,521	$76,308	$185,127
Euro-Decor pension adjustment		212		212
Kaemingk earn out payment		6,659		6,659
Goodwill disposed of related to the sale of Kaemingk		(31,775)		(31,775)
Impairment charge		(16,655)		(16,655)
Foreign currency translation adjustment		1,213		1,213
Total adjustments	—	(40,346)	—	(40,346)
Goodwill at April 30, 2006	$2,298	$66,175	$76,308	$144,781

Other intangible assets consisted of the following (in thousands):

	April 30, 2006			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	6,400	$8,600	15,000	5,917	9,083
Total	$43,100	$6,400	$36,700	$43,100	$5,917	$37,183

Amortization expense for other intangible assets was $0.5 million and $0.6 million for the three months ended April 30, 2006 and 2005, respectively. Estimated amortization expense for the next five fiscal years, beginning with fiscal 2008, is as follows:  $1.5 million, $1.5 million, $1.2 million, $1.0 million and $0.7 million.

7.             Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended April 30,
	2006	2005
Net earnings (loss)	$(30,609)	$9,960
Weighted average number of common shares outstanding:
Basic	40,803	40,904
Dilutive effect of stock options and restricted shares	—	317
Weighted average number of common shares outstanding:
Diluted	40,803	41,221

For the three-month period ended April 30, 2006 and 2005, options to purchase 1,198,400 and 53,000 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

8.             Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2005	9,468,416	$(285,064)
Treasury stock purchases	65,000	(2,071)
Balance at April 30, 2005	9,533,416	(287,135)
Balance at February 1, 2006	9,533,416	(287,744)
Restricted stock cancellations	—	(31)
Treasury stock purchases	535,600	(11,442)
Balance at April 30, 2006	10,069,016	$(299,217)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2005	50,367,827	$1,007
Common stock issued in connection with long-term incentive plan	124,833	3
Balance at April 30, 2005	50,492,660	1,010
Balance at February 1, 2006	50,528,060	1,010
Balance at April 30, 2006	50,528,060	$1,010

9.             Segment Information

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

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles. Products in this segment are sold in North America and Europe to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Edelman®, Euro-Decor®(1), Florasense®, Gies®(1), Liljeholmens®, Seasons of Cannon Falls® and Triumph Tree®(1) brands. In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel™ and Sterno® brands.

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

Operating profit in all segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other expense includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, short-term investments, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

(1) Colonial, Euro-Decor, Gies and Triumph Tree trademarks are registered and sold only outside the United States.

	Three months ended April 30,
(In thousands)	2006	2005
Net Sales
Direct Selling	$164,989	$173,251
Wholesale	125,980	133,328
Catalog & Internet	36,490	36,198
Total	$327,459	$342,777
Operating profit (loss)
Direct Selling	$20,556	$27,994
Wholesale	(23,731)	(6,516)
Catalog & Internet	(3,762)	(1,706)
	(6,937)	19,772
Other expense	(3,179)	(5,820)
Earnings (loss) before income taxes and minority interest	$(10,116)	$13,952

	April 30, 2006	January 31, 2006
Identifiable Assets
Direct Selling	$243,855	$230,097
Wholesale	423,887	522,386
Catalog & Internet	162,584	165,672
Unallocated Corporate	212,327	198,365
Total	$1,042,653	$1,116,520

10.          Assets Held for Sale

During the third quarter of fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition, became available for sale. During the third quarter of fiscal 2006, the Company recorded an impairment charge in relation to the facility of $1.2 million due to the deterioration of local real estate market conditions. The facility was sold on April 7, 2006 for $2.9 million, net of related transaction costs, and resulted in a loss of approximately $0.1 million. The building was classified as assets held for sale in the Condensed Consolidated Balance Sheet as of January 31, 2006.

11.          Bank Lines of Credit

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term; the “Credit Facility” matures June 2010. The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of April 30, 2006, the Company was in compliance with these provisions. Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating. As of April 30, 2006, approximately $72.6 million (including letters of credit) was outstanding under the Credit Facility.

12.          Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

13465-1-dk.doc - Item2_ManagementsDiscussionAndAna_025846

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

Today, on an annualized net sales basis considering the full year impact of recent acquisitions and divestitures, Blyth is comprised of an approximately $700 million direct selling business, an approximately $600 million wholesale business and an approximately $200 million Catalog and Internet business. Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors. Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

Our current focus is driving sales growth of our brands so we may leverage more fully our infrastructure. New product development continues to be critical to all three segments of our business. In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants. As part of our strategy to invest in strategic initiatives in the Direct Selling segment, we have developed Purple Tree, a new party plan company, which markets creative projects. In addition in fiscal 2006 we completed the acquisition of a small gourmet food company, Two Sisters Gourmet, which also markets its products through the Direct Selling channel. In the Wholesale segment, we have numerous collaborative initiatives underway, which we believe will help drive sales and leverage the sales and marketing talents across this segment. These initiatives include customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources. We entered the Catalog and Internet channel of direct-to-consumer distribution in 2003, giving us a presence in all of our desired channels. Our most recent acquisition, Boca Java, a small gourmet coffee and tea company was in this segment.

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

In accordance with this intention to explore strategic alternatives with respect to our European Wholesale business, on April 12, 2006, we sold Kaemingk B.V. (“Kaemingk”) pursuant to a Share Sale and Purchase Agreement to an entity controlled by the management of Kaemingk. Accordingly, the results of operations for Kaemingk have been reclassified as discontinued operations for all periods presented.

Net Sales

Net Sales in the three months ended April 30, 2006 decreased $15.3 million, or 4.5%, to $327.5 million from $342.8 million in the first quarter of fiscal 2006. Increased party plan competition within the Direct Selling channel in the United States and a weak European consumer environment have negatively impacted sales quarter over quarter.

Net Sales - Direct Selling Segment

Net Sales in the Direct Selling segment for the quarter ended April 30, 2006 decreased $8.3 million, or 4.8%, to $165.0 million, from $173.3 million in the quarter ended April 30, 2005. PartyLite’s U.S. sales decreased approximately 11.7% compared to the prior year due to continued competition for independent sales Consultants, hostesses and party guests in the Direct Selling channel. PartyLite Canada reported an approximate 14.4% increase versus the prior year due to successful promotions to recruit new consultants. In PartyLite’s European markets, sales decreased approximately 2.5% in U.S. dollars. In local currencies, PartyLite Europe’s sales were up 6.2% driven by strong sales in the developing markets.

Net Sales - Wholesale Segment

Net Sales in the Wholesale segment in the quarter ended April 30, 2006 decreased $7.3 million, or 5.5%, to $126.0 million from $133.3 million in the same period a year earlier. This decline from last year is primarily attributable to sales declines in our European businesses. The Company believes these decreased sales were caused by continued heavy price competition for its products and an overall soft retail environment in Europe for Blyth’s products. A number of our Wholesale businesses are being impacted by the decrease in consumer spending for discretionary products because of major increases in gasoline and related fuel costs. These sales declines were partially offset by increased sales of our North American mass channel home fragrance and premium channel home décor products.

Net Sales - Catalog & Internet Segment

Net Sales in the Catalog & Internet segment increased $0.3 million, or 0.8%, to $36.5 million in the quarter ended April 30, 2006, compared with $36.2 million in the same period in fiscal 2006. This increase was primarily due to four of the five major catalogs either equaling or exceeding last year’s performance and the additional sales from Boca Java, an on-line premium gourmet coffee and tea retailer, that Blyth acquired in August 2005. Offsetting this positive performance was a planned reduction in the circulation of the fifth catalog.

Gross Profit

Gross profit decreased $14.6 million, or 8.9% from $164.6 million in the quarter ended April 30, 2005 to $150.0 million in the quarter ended April 30, 2006. Gross profit margin decreased from 48.0% for the first quarter of fiscal 2006 to 45.8% in the first quarter of fiscal 2007. This decline is primarily due to lower PartyLite U.S. sales and higher fuel, freight and commodity costs, particularly paraffin.

Selling Expense

Selling expense decreased $3.6 million, or 3.3%, from $109.1 million in the first three months of fiscal 2006, when selling expense was 31.8% of net sales, to $105.5 million in the same period in fiscal 2007, or 32.2% of net sales. The decrease in selling expense in dollars is primarily due to reduced sales in the North American Direct Selling channel.

Administrative Expense

Administrative expense decreased $1.1 million, or 3.1%, from $35.8 million in the first three months of fiscal 2006 to $34.7 million in the same period of fiscal 2007. As a percent of sales, administrative expense was 10.4% in the first three months of fiscal 2006 versus 10.6% in the same period of fiscal 2007.

Goodwill Impairment

A non-tax deductible goodwill impairment charge of $16.7 million was recognized in the Wholesale segment in April 2006. As discussed in note 3, the Company sold its European seasonal decorations business, Kaemingk, in the first quarter of fiscal 2007. The transaction was considered a triggering event, which required the Company to perform an impairment analysis of the remaining goodwill in the reporting unit that contained the divested business. As a result of this analysis the remaining goodwill was determined to be impaired, as the fair value of the remaining businesses in the reporting unit do not exceed their carrying value including goodwill. The decrease in the fair value of these businesses is due to poor operating results in the first quarter and a significant decrease in the projected results for the full fiscal year. Additionally, the value of the remaining businesses in the reporting unit was impacted by the sale of Kaemingk in the first quarter. The fair value of the reporting unit was estimated using the proceeds from the potential sale of the reporting unit.

Operating Profit (Loss)

Operating profit decreased $26.7 million from $19.8 million in the first three months of fiscal 2006 to a loss of $6.9 million in the same period of fiscal 2007. This decline was primarily due to the previously mentioned goodwill impairment, the impact of lower PartyLite U.S. sales, and higher fuel, freight and commodity costs, particularly paraffin.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the first three months of fiscal 2007 decreased $7.4 million, or 26.4% to $20.6 million from $28.0 million in the same period a year earlier. This decrease was primarily driven by the previously mentioned 11.7% sales shortfall of PartyLite U.S., as well as increased fuel, freight and commodity costs, particularly paraffin.

Operating Loss - Wholesale Segment

Operating loss in the quarter ended April 30, 2006 in the Wholesale segment increased $17.2 million to $23.7 million versus a loss of $6.5 million the same period a year earlier. As previously mentioned, the decline was due to the $16.7 million goodwill impairment charge recorded in fiscal 2007 and lower sales and gross margins in our European Wholesale businesses due to heavy price competition and the soft economic environment in Europe. The decline from the prior year was partially offset by the impact of increased volume in our North American mass channel home fragrance business.

Operating Loss  — Catalog & Internet Segment

Operating loss in the quarter ended April 30, 2006 in the Catalog & Internet segment increased $2.1 million to $3.8 million versus a loss of $1.7 million in the same period a year earlier. The decrease from prior year is primarily due to operating losses in Boca Java, in which the Company is making investment to grow the business.

Interest Expense

Interest expense increased approximately $0.3 million, or 6.0% from $5.0 million in the first three months of fiscal 2006 to $5.3 million in the same period of fiscal 2007, due to increases in borrowings and interest rates.

Income Taxes

Income tax expense decreased $2.4 million, or 58.5%, from $4.1 million in the first three months of fiscal 2006 to $1.7 million in the same period in the current fiscal year. The effective tax rate for the three months ended April 30, 2006 was approximately (16.8%) compared to 29.0% in the prior year. Although the tax rate was adversely affected by the previously mentioned goodwill impairment charge, which was not deductible for tax purposes, the tax rate was favorably impacted by the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S. earnings.

Discontinued Operation

On April 12, 2006, the Company sold Kaemingk B.V. pursuant to a Share Sale and Purchase Agreement to an entity controlled by the management of Kaemingk. Accordingly, the results of operations for Kaemingk have been reclassified as discontinued operations in the Condensed Consolidated Statements of Earnings for all periods presented. Since the cash flows and financial position of Kaemingk are not significant to the Company’s consolidated cash flows or balance sheet, the Company has elected not to reclassify prior period amounts in the Condensed Consolidated Statement of Cash Flows or the Condensed Consolidated Balance Sheet. A loss on the sale of the Kaemingk discontinued operation, net of tax, of $18.4 million ($0.45 per diluted share) was recorded in the quarter ended April 30, 2006. Losses from the Kaemingk discontinued operation, net of tax, of $0.3 million ($0.01 per diluted share) and $0.2 million ($0.01 per diluted share) were recorded for the quarters ended April 30, 2006 and 2005, respectively.

Net Earnings (Loss)

As a result of the foregoing, net earnings decreased $40.6 million from earnings of $10.0 million in the first three months of fiscal 2006 to a net loss of $30.6 million for the same period in fiscal 2007.

Basic and diluted earnings per share for the quarter ended April 30, 2006, were $(0.75), a decrease of $0.99 compared to $0.24 for the quarter ended April 30, 2005.

Liquidity and Capital Resources

Net cash used in operations decreased to approximately $0.4 million in the first three months of fiscal 2007 from $8.1 million provided by operations in the same period of fiscal 2006. This decrease during the first quarter of fiscal 2007 was primarily due to the reduction in net earnings and the payment of withholding taxes on funds repatriated under the American Job Creations Act of 2004 (“AJCA”) (see below for further discussion of the repatriation).

Capital expenditures for property, plant and equipment were $2.7 million in the three months ended April 30, 2006 compared to $3.4 million in the prior year period. The decrease from historical levels is due to the Company continuing to reduce spending on manufacturing facilities, while moving to more of an outsourced product supply model. The Company anticipates total capital spending of approximately $20.0 million for fiscal 2007, primarily for the expansion of the Direct Selling European distribution center in support of ongoing growth, information technology and research and development-related equipment and upgrades to machinery and equipment in existing manufacturing and distribution facilities.

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term; the “Credit Facility” matures June 2010. The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of April 30, 2006, the Company was in compliance with these provisions. Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.360% to 0.800%, calculated on the basis of the Company’s senior unsecured long-term debt rating. As of April 30, 2006, approximately $72.6 million (including letters of credit) was outstanding under the Credit Facility.

As of April 30, 2006, the Company had a total of $15.0 million available under an uncommitted bank line of credit with LaSalle Bank National Association, which matures in June 2006. Management does not intend to renew this bank line of credit. Amounts outstanding under the line of credit bear interest at prime or LIBOR plus 0.90%. No amounts were outstanding under the uncommitted line of credit at April 30, 2006.

At April 30, 2006, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit. At April 30, 2006, approximately $0.6 million of letters of credit were outstanding under this credit line.

As of March 31, 2006, The Gies Group (“Gies”) had available lines of credit of approximately $39.1 million of which approximately $15.0 million was outstanding. The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.3% at March 31, 2006. A portion of the lines of credit are collateralized by fixed assets owned by Gies. The lines of credit are renewed annually.

As of March 31, 2006, Colony Gift Corporation Limited (“Colony”) had an $8.6 million short-term revolving credit facility with Barclays Bank, which matures in August 2006. Colony had borrowings under the credit facility of approximately $7.6 million, at a weighted average interest rate of 5.6%, as of March 31, 2006.

As of March 31, 2006, Edelman B.V. and Euro-Decor B.V. had available lines of credit of approximately $30.3 million with ABN Amro Bank N.V. The lines of credit are collateralized by inventory and receivables owned by Edelman B.V. and Euro-Decor B.V. At March 31, 2006, approximately $3.7 million was outstanding at a weighted average interest rate of 5.9%.

At April 30, 2006, Miles Kimball had approximately $9.3 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005. The final payment on the notes was made on June 30, 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At April 30, 2006, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on April 1 and October 1. On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes. At April 30, 2006, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuance were used for general corporate purposes.

At April 30, 2006, CBK had $4.4 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association. The loan is collateralized by certain of CBK’s assets. The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 5.5% at April 30, 2006. Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

The Company’s short-term investments consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. The short-term investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in 35 days or less. Management’s intent is to hold these securities as liquid assets easily convertible to cash for applicable operational needs as they may arise. At April 30, 2006 the Company held $122.1 million of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. The contractual maturities on these short-term investments range from within one year and beyond ten years.

On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for the approximately $130 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities, which the Company repatriated under the AJCA. The funds were brought back to the United States late in the fourth quarter of fiscal 2006 and received the favorable tax treatment provided by the Act. The Company recorded a one-time tax expense of $9.1 million, which is reflected in the Company’s prior year effective tax rate.  As part of its repatriation plan, the Company intends to make a domestic investment of the repatriated amount in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

On June 7, 2006, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares. Since January 31, 2006, the Company has purchased 535,600 shares on the open market for a cost of $11.4 million, bringing the cumulative total purchased shares to 5,162,400 as of April 30, 2006 for a total cost of approximately $126.0 million. Additionally, the Company repurchased 4,906,616 shares for an aggregate purchase price of $172.6 million in July 2004 through a Dutch auction cash tender offer. The acquired shares are held as common stock in treasury at cost.

On April 4, 2006, the Company announced that it had declared a cash dividend of $0.23 per share of common stock for the six months ended January 31, 2006. The dividend authorized at the Company’s April 4, 2006 Board of Directors meeting, was payable to shareholders of record as of May 1, 2006, and was paid on May 15, 2006. The total payment was $9.3 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first quarter of fiscal 2007. For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Recent Accounting Pronouncements

During the first quarter of fiscal 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and SFAS No. 156, “Accounting for Servicing of Financial Instruments — an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The Company plans to adopt both standards on February 1, 2007. The Company does not expect the adoption of the standards to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

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

Interest Rate Risk

As of April 30, 2006, the Company is subject to interest rate risk on approximately $99.3 million of variable rate debt. Each 1-percentage point change in the interest rate would impact pre-tax earnings by approximately $1.0 million if applied to the total.

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

The Company hedged the net assets of certain of its foreign operations through foreign currency forward contracts during fiscal 2006. The Company does not intend to continue to hedge the net assets of its foreign operations during fiscal 2007. Any increase or decrease in the fair value of the forwards related to changes in the spot foreign exchange rates was offset by the change in the value of the hedged net assets of the foreign operations relating to changes in spot foreign exchange rates. The net after-tax gain related to the derivative net investment hedge instruments recorded in accumulated other comprehensive income (loss) (“OCI”) totaled $1.8 million as of April 30, 2006.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in OCI until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Approximately $0.2 million of hedge losses related to cash flow hedges are included in accumulated OCI at April 30, 2006, and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at April 30, 2006:

	U.S. Dollar	Average	Estimated
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Fair Value
Canadian Dollar	$8,700	0.88	$(211)
Euro	16,470	1.21	(40)
	$25,170		$(251)

The foreign exchange contracts outstanding have maturity dates through December 2006.

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of April 30, 2006.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter of the fiscal year ending January 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2006 — February 28, 2006	0	$0	0	1,373,200 shares
March 1, 2006 — March 31, 2006	0	$0	0	1,373,200 shares
April 1, 2006 — April 30, 2006	535,600	$21.36	535,600	837,600 shares
Total	535,600	$21.36	535,600	837,600 shares

(1)  On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions. On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares. On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares. On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares. On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares. On June 7, 2006, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares. As of April 30, 2006, the Company has purchased a total of 5,162,400 shares of Common Stock under the Repurchase Program. The Repurchase Program does not have an expiration date. The Company intends to make further purchases under the Repurchase Program from time to time.

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

BLYTH, INC.

Date:	June 9, 2006	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	June 9, 2006	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer