Form 10-Q
period 2006-07-31
BLYTH INC
filed 2006-09-11
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

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

39,179,262 Common Shares as of August 31, 2006

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
(In thousands, except share and per share data)	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$83,586	$242,068
Short-term investments	73,135	—
Accounts receivable, less allowance for doubtful receivables of $2,513 and $3,892, respectively	59,413	109,857
Inventories	199,891	237,753
Prepaid and other	37,745	35,643
Assets held for sale	—	3,027
Deferred income taxes	16,943	20,645
Assets of discontinued operations	49,176	—
Total current assets	519,889	648,993
Property, plant and equipment, at cost:
Less accumulated depreciation of $194,015 and $264,941, respectively	166,735	225,826
Other assets:
Investment	3,336	3,397
Goodwill	90,650	185,127
Other intangible assets, net of accumulated amortization of $6,850 and $5,917, respectively	36,250	37,183
Other long-term assets	15,784	15,994
	146,020	241,701
Total assets	$832,644	$1,116,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$—	$25,772
Current maturities of long-term debt	860	1,049
Accounts payable	57,248	75,735
Accrued expenses	67,183	93,000
Income taxes payable	4,473	14,296
Liabilities of discontinued operations	48,280	—
Total current liabilities	178,044	209,852
Deferred income taxes	21,192	39,383
Long-term debt, less current maturities	265,736	344,921
Other long-term liabilities	23,431	28,540
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,528,060 shares and 50,528,060 shares, respectively	1,010	1,010
Additional contributed capital	125,398	127,580
Retained earnings	528,705	657,983
Accumulated other comprehensive income	12,297	(1,935)
Unearned compensation on restricted stock	—	(3,070)
Treasury stock, at cost, 11,335,798 shares 9,533,416 shares, respectively	(323,169)	(287,744)
Total stockholders’ equity	344,241	493,824
Total liabilities and stockholders’ equity	$832,644	$1,116,520

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2006	2005
Net sales	$542,864	$545,098
Cost of goods sold	273,484	261,468
Gross profit	269,380	283,630
Selling	183,856	182,306
Administrative	62,417	62,795
Goodwill impairment	36,769	—
	283,042	245,101
Operating profit (loss)	(13,662)	38,529
Other expense (income):
Interest expense	9,989	9,257
Interest income	(3,533)	(739)
Foreign exchange and other	(592)	875
	5,864	9,393
Earnings (loss) before income taxes and minority interest	(19,526)	29,136
Income tax expense (benefit)	(6,975)	8,427
Earnings (loss) before minority interest	(12,551)	20,709
Minority interest	74	(561)
Earnings (loss) from continuing operations	(12,625)	21,270
Loss from discontinued operations, net of income tax benefit of ($1,041) in 2006 and ($3,927) in 2005 (note 3)	(107,351)	(7,156)
Net earnings (loss)	$(119,976)	$14,114
Basic:
Earnings (loss) from continuing operations per common share	$(0.31)	$0.52
Loss from discontinued operations per common share	(2.66)	(0.17)
Net earnings (loss) per common share	$(2.98)	$0.34
Weighted average number of shares outstanding	40,312	40,933
Diluted:
Earnings (loss) from continuing operations per common share	$(0.31)	$0.52
Loss from discontinued operations per common share	(2.66)	(0.17)
Net earnings (loss) per common share	$(2.98)	$0.34
Weighted average number of shares outstanding	40,312	41,214

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

Three months ended July 31 (In thousands, except per share data)	2006	2005
Net sales	$262,617	$256,276
Cost of goods sold	134,571	124,437
Gross profit	128,046	131,839
Selling	86,744	82,864
Administrative	32,258	32,051
Goodwill impairment	36,769	—
	155,771	114,915
Operating profit (loss)	(27,725)	16,924
Other expense (income):
Interest expense	5,288	4,867
Interest income	(1,747)	(229)
Foreign exchange and other	(103)	(109)
	3,438	4,529
Earnings (loss) before income taxes and minority interest	(31,163)	12,395
Income tax expense (benefit)	(10,434)	4,026
Earnings (loss) before minority interest	(20,729)	8,369
Minority interest	40	(296)
Earnings (loss) from continuing operations	(20,769)	8,665
Loss from discontinued operations, net of income tax expense (benefit) of $892 in 2006 and ($3,501) in 2005 (note 3)	(68,598)	(4,511)
Net earnings (loss)	$(89,367)	$4,154
Basic:
Earnings (loss) from continuing operations per common share	$(0.52)	$0.21
Loss from discontinued operations per common share	(1.72)	(0.11)
Net earnings (loss) per common share	$(2.24)	$0.10
Weighted average number of shares outstanding	39,821	40,962
Diluted:
Earnings (loss) from continuing operations per common share	$(0.52)	$0.21
Loss from discontinued operations per common share	(1.72)	(0.11)
Net earnings (loss) per common share	$(2.24)	$0.10
Weighted average number of shares outstanding	39,821	41,207

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
		Additional				Other
	Common	Contributed	Retained	Treasury	Unearned	Comprehensive
(In thousands, except share data)	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)	Total
For the six months ended July 31, 2005:
Balance, February 1, 2005	$1,007	$118,148	$651,156	$(285,064)	$—	$36,102	$521,349
Net earnings for the period			14,114				14,114
Foreign currency translation adjustments						(29,312)	(29,312)
Unrealized holding gains on certain investments (net of tax of $57)						151	151
Net gain on hedging instruments (net of tax of $441)						1,079	1,079
Comprehensive loss							(13,968)
Common stock issued in connection with long-term incentive plan	3	3,399					3,402
Tax benefit from stock options		313					313
Issuance of restricted stock, net of cancellations		5,603		(495)	(5,108)		—
Amortization of unearned compensation					1,150		1,150
Dividends			(8,601)				(8,601)
Treasury stock purchases				(2,071)			(2,071)
Balance, July 31, 2005	$1,010	$127,463	$656,669	$(287,630)	$(3,958)	$8,020	$501,574
For the six months ended July 31, 2006:
Balance, February 1, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net loss for the period			(119,976)				(119,976)
Foreign currency translation adjustments						14,288	14,288
Unrealized holding gains on certain investments (net of tax of $4)						6	6
Net loss on hedging instruments (net of tax of $33)						(62)	(62)
Comprehensive loss							(105,744)
Reclassification of unearned compensation		(3,070)			3,070		—
Cancellations of restricted stock		438		(438)			—
Amortization of unearned compensation		450					450
Dividends			(9,302)				(9,302)
Treasury stock purchases				(34,987)			(34,987)
Balance, July 31, 2006	$1,010	$125,398	$528,705	$(323,169)	$—	$12,297	$344,241

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended July 31 (In thousands)	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(119,976)	$14,114
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss on sale of discontinued operations, net of tax	92,897	—
Depreciation and amortization	17,234	18,843
Loss (gain) on disposition of fixed assets	1,144	(18)
Tax benefit from stock options	—	313
Amortization of unearned compensation on restricted stock	450	—
Deferred income taxes	(10,094)	(1,120)
Equity in loss of investee	60	243
Minority interest	(45)	(674)
Goodwill impairment	36,769	—
Loss on sale of assets held for sale	79	—
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	16,253	20,700
Inventories	(24,030)	(70,394)
Prepaid and other	(12,724)	(7,438)
Deposits and other assets	1,067	(128)
Accounts payable	(6,449)	(14,382)
Accrued expenses	(14,392)	(20,914)
Other liabilities	(1,945)	1,601
Income taxes	(10,990)	(8,913)
Net cash used in operating activities	(34,692)	(68,167)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,743)	(7,445)
Purchases of short-term investments	(744,341)	—
Proceeds from sales of short-term investments	671,206	—
Proceeds from sale of property, plant and equipment	5,458	—
Proceeds from sale of businesses, net of cash disposed	69,208	—
Purchases of businesses, net of cash acquired	(6,654)	(3,954)
Net cash used in investing activities	(13,866)	(11,399)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	3,402
Purchases of treasury stock	(34,987)	(2,071)
Borrowings from bank lines of credit	32,903	57,149
Repayments on bank lines of credit	(26,664)	(10,094)
Repayments of long-term debt	(72,607)	(4,398)
Dividends paid	(9,302)	(8,601)
Net cash provided by (used in) financing activities	(110,657)	35,387
Effect of exchange rate changes on cash	3,661	(3,196)
Net decrease in cash and cash equivalents	(155,554)	(47,375)
Less: cash and cash equivalents of discoutinued operations at end of period	2,928	—
Cash and cash equivalents at beginning of period	242,068	91,695
Cash and cash equivalents at end of period	$83,586	$44,320

Supplemental disclosure of cash flow information:
Non-cash transactions:
Capital lease for equipment	$997	—

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.  Certain of the Company’s subsidiaries operate on a 52- or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at July 31, 2006 and the consolidated results of its operations and cash flows for the six month periods ended July 31, 2006 and 2005.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 31, 2006, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.

Stock Based Compensation

Summary of Plans

At July 31, 2006, the Company had one stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards, as described below, and two terminated or expired stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding.  At July 31, 2006, there were 6,500,100 shares authorized for grant under these plans.

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

On March 31, 2004, the Board of Directors of the Company unanimously approved Amendment No. 1 to the 2003 Plan, and the stockholders approved Amendment No. 1 to the 2003 Plan at the Annual Meeting of Stockholders on June 24, 2004 (the “2004 Annual Meeting”), effective as of such approval, non-employee directors will no longer receive option grants.  Instead, annual awards will be determined by the Company’s full Board of Directors, subject to an annual limit of awards of 5,000 shares of Common Stock or share equivalents for new non-employee directors and 2,500 shares of Common Stock or share equivalents for continuing non-employee directors.  At the 2004 Annual Meeting, each non-employee director with at least six months service was granted 1,500 restricted stock units vesting in two equal installments beginning on the first anniversary of the date of grant.  At the 2005 Annual Meeting, each non-employee director was granted 1,500 restricted stock units (except one non-employee director was granted 2,500 restricted stock units) vesting in two equal installments beginning on the first anniversary of the date of grant.  At the 2006 Annual Meeting, each non-employee director was granted 1,500 restricted stock units vesting in two equal installments beginning on the first anniversary of the date of grant.

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

The total compensation expense related to all stock-based compensation plans for the three- and six-month periods ended July 31, 2006 was approximately $0.4 million and $0.7 million, respectively.  The total compensation expense related to all stock-based compensation plans for the three- and six-month periods ended July 31, 2005 was approximately $0.2 million and $0.4 million, respectively.  The tax benefit recognized for the three- and six-month periods ended July 31, 2006 was approximately $0.1 million and $0.2 million, respectively.  The tax benefit recognized for the three- and six-month periods ended July 31, 2005 was approximately $0.1 million and $0.2 million, respectively.  Included in discontinued operations is a benefit related to stock-based compensation for the three- and six-month periods ended July 31, 2006 of approximately $0.2 million.  Total stock-based compensation expense included in discontinued operations for the three- and six-month periods ended July 31, 2005 was approximately $0.0 million and $0.1 million, respectively. No compensation cost was capitalized as part of inventory.

Transactions involving stock options are summarized as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at January 31, 2006	1,236,400	$26.12	5.16
Options granted	17,500	20.63	4.79
Options exercised	—	—
Options forfeited	(105,500)	25.76
Outstanding at July 31, 2006	1,148,400	26.07	4.70
Exercisable at July 31, 2006	1,130,900	26.15	4.70

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the six months ended July 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2006 was immaterial.  This amount will change in future periods based on the fair market value of the Company’s stock.  Compensation expense in the three and six months ended July 31, 2006 related to stock options was immaterial.  As of July 31, 2006, $0.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 3 years.

Transactions involving restricted stock and restricted stock units are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 31, 2006	152,970	$31.94
Units granted	100,790	20.93
Units exercised	—	—
Units forfeited	(23,950)	31.98
Outstanding at July 31, 2006	229,810	27.11

Compensation expense related to restricted stock and restricted stock units for the three- and six-month periods ended July 31, 2006 was approximately $0.4 million and $0.6 million, respectively.  Compensation expense related to restricted stock units for the three- and six-month periods ended July 31, 2005 was approximately $0.2 million and $0.4 million, respectively. Included in discontinued operations is a benefit related to restricted stock and restricted stock units for the three- and six-month periods ended July 31, 2006 of approximately $0.2 million.  Restricted and restricted stock units expense included in discontinued operations for the three- and six-month periods ended July 31, 2005 was approximately $0.0 million and $0.1 million, respectively.  Also, as a result of the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), $3.1 million of unearned compensation recorded in shareholder’s equity as of February 1, 2006 was reclassified to and reduced the balance of additional contributed capital.  As of July 31, 2006, there was $4.0 million of unearned compensation expense related to non-vested restricted stock and restricted stock unit awards.  The total unrecognized stock-based compensation cost to be recognized in future periods as of July 31, 2006 does not consider the effect of stock-based awards that may be issued in subsequent periods.  This cost is expected to be recognized over a weighted average period of 3.1 years.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Earnings (Loss) for the three and six months ended July 31, 2006 includes compensation expense for restricted stock, restricted stock units and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is the vesting term of 3 years for stock options and cliff vesting of 50% over 4 years and 50% over 5 years for employee restricted stock and restricted stock units and cliff vesting of 50% over 1 year and 50% over 2 years for non-employee restricted stock and restricted stock units.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2007, the Company accounted for forfeitures of stock options as they occurred.  There was no stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Earnings (Loss) for the first half of fiscal 2007 for stock options granted prior to February 1, 2006 because no portion of those stock-based payment awards was unvested.  In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Assumptions used to estimate fair value

The fair value of stock options is estimated on the date of grant using the Black-Scholes model.  The Company granted 17,500 stock options during the six months ended July 31, 2006.  The Company granted no stock options during the six months ended July 31, 2005.  The fair value of these stock options was determined using the following weighted average assumptions.

	Six months ended July 31,
	2006	2005
Expected volatility	2.9%	N/A
Risk free interest rates	4.94%	N/A
Expected lives	3.5	N/A
Expected dividend yield	2.23%	N/A

The weighted average fair value of options granted for the six months ended July 31, 2006 was $4.78.

Pro forma Impact of 123(R)

If compensation expense for the Company’s stock options had been determined in accordance with the fair value method in SFAS 123 and SFAS 148, the Company’s reported net income and earnings per share at July 31, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three months ended	Six months ended
(In thousands except per share data)	July 31, 2005	July 31, 2005
Net earnings:
As reported	$4,154	$14,114
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	272	606
Pro forma	$3,882	$13,508
Net earnings per common share:
As reported:
Basic	$0.10	$0.34
Diluted	0.10	0.34
Pro forma:
Basic	$0.09	$0.33
Diluted	0.09	0.33

Other Information

Authorized unissued shares may be used under the stock-based compensation plans.  The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

2.             Business Acquisitions

On August 15, 2005, the Company acquired a 100% interest in Boca Java, a small gourmet coffee and tea company.  The results of operations of Boca Java, which were not material, are included in the Condensed Consolidated Statements of Earnings (Loss) of the Company since August 16, 2005.  For segment reporting purposes, Boca Java is included in the Catalog & Internet segment.

3.             Discontinued Operations and Divestitures

Discontinued Operations

In March 2006, the Company announced its intention to evaluate additional strategic opportunities identified since the September 2005 announcement of the proposed spin off of the entire Wholesale segment, and stated that the focus would likely be on one or more of the European wholesale businesses.

On April 12, 2006, the Company sold its European seasonal decorations business, Kaemingk B.V. (“Kaemingk”), in the Wholesale segment, to an entity controlled by the management of Kaemingk.  On June 16, 2006, the Company sold its European everyday home, garden and seasonal business, Edelman B.V. (“Edelman”), and its European gift and florist products business, Euro-Decor B.V. (“Euro-Decor”), both in the Wholesale segment, to an entity with which members of the management of Edelman and Euro-Decor are affiliated.  Also, during the second quarter of fiscal 2007, the Company made the decision to hold two additional European businesses for sale, Gies and Colony, both candle businesses in the Wholesale segment.  Accordingly, these businesses have all been reported as discontinued operations for all periods presented.  The aggregate carrying value of the discontinued businesses was a net asset of $0.9 million at July 31, 2006.  These businesses have been classified separately in the

Condensed Consolidated Balance Sheet at July 31, 2006 as discontinued operations.  Prior periods’ balance sheets have not been adjusted to reflect the effect of the discontinued businesses.  The major classes of assets and liabilities of discontinued operations included in the Condensed Consolidated Balance Sheet at July 31, 2006 are summarized as follows:

(In thousands)	July 31, 2006
Assets of Discontinued Operations:
Cash and cash equivalents	$2,928
Accounts receivable	13,971
Inventories	31,706
Prepaid and other	571
Property, plant and equipment, net	—
$49,176

Liabilities of Discontinued Operations:
Bank lines of credit	24,481
Accounts payable	7,747
Accrued expenses	9,298
Income taxes	767
Deferred income taxes	4,834
Noncurrent liabilities	1,153
$48,280

Included in the net loss from discontinued operations in the Condensed Consolidated Statement of Earnings (Loss) for the three and six months ended July 31, 2006 and 2005 are the following:

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2006	2005	2006	2005

Net sales	$27,379	$35,877	$86,625	$102,824
Loss from discontinued operations, net of tax	$(10,791)	$(4,511)	$(14,454)	$(7,156)
Loss on sale of discontinued operations, net of tax	$(57,807)	—	$(92,897)	—

Included in the net loss from discontinued operations were a net operating loss related to Kaemingk of $0.0 million and $0.3 million, respectively, for the three and six months ended July 31, 2006, and a net operating loss of $0.1 million and $0.2 million, respectively, for the three and six months ended July 31, 2005.  In the first quarter of fiscal 2007, the Company recorded a non-tax deductible loss from discontinued operations of $18.4 million on the sale of Kaemingk.

Included in the net loss from discontinued operations were net operating losses related to Edelman and Euro-Decor of $1.9 million and $2.2 million, respectively, for the three and six months ended July 31, 2006, and net operating losses of $2.1 million and $1.8 million, respectively, for the three and six months ended July 31, 2005.  In the first quarter of fiscal 2007, the Company recorded a non-tax deductible goodwill impairment charge of $16.7 million related to these businesses, which has been included in the net loss from discontinued operations.  In the second quarter of fiscal 2007, the net loss from discontinued operations includes a non-taxable gain on the sale of Edelman and Euro-Decor of $1.9 million.

Included in the net loss from discontinued operations were net operating losses related to Gies and Colony of $8.9 million and $11.9 million, respectively, for the three and six months ended July 31, 2006, and net operating losses of $2.3 million and $5.1 million, respectively, for the three and six months ended July 31, 2005.  Also included in the net loss from discontinued operations for the three and six months ended July 31, 2006 were non-tax deductible charges of $31.1 million and $28.6 million for the impairment of the Gies and Colony businesses, respectively.  These charges reflected the amount by which the carrying value of the net assets exceeded the estimated fair value of the businesses.  The Gies business was sold on August 17, 2006 (see note 14).

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

Despite the long-term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in 35 days or less.  Management’s intent is to hold these securities as liquid assets convertible to cash for applicable operational needs as they may arise.

At July 31, 2006 and January 31, 2006, the Company held $73.1 million and $0.0 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.

Short-term investments by contractual maturity are as follows:

(In thousands)	July 31, 2006	January 31, 2006
Due within one year	$21,100	$—
Due between one and five years	—	—
Due after ten years	52,035	—
Total	$73,135	$—

There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

5.             Inventories

The components of inventory are as follows (in thousands):

	July 31, 2006	January 31, 2006
Raw materials	$26,146	$31,954
Work in process	873	361
Finished goods	172,872	205,438
Total	$199,891	$237,753

6.             Goodwill and Other Intangibles

Goodwill and other indefinite lived intangibles are subject to an annual assessment for impairment, which the Company performs in the fourth fiscal quarter, or more frequently if events or circumstances indicate the goodwill or other indefinite lived intangibles might be impaired.

During the second quarter of fiscal 2007, the Company identified triggering events in two reporting units within the Wholesale segment. In the first reporting unit, the Company’s decision to discontinue sales of a new product line coupled with sharply rising commodity costs led the Company to perform an impairment analysis of goodwill in the reporting unit. In the second reporting unit, new management with a significantly changed near-term outlook for the businesses that gives effect to the changing business environment led the Company to perform an impairment analysis of the goodwill in this reporting unit. As a result of these analyses, the goodwill in both reporting units was determined to be impaired, as the fair value of the reporting units was less than the carrying values of the reporting units including goodwill. The decrease in the fair value of the reporting units is due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed. The estimated fair value of the reporting units was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $36.8 million in the Wholesale segment.

As discussed in note 3, the Company sold its European seasonal and everyday decorations businesses, Kaemingk, Edelman and Euro-Decor, in the first half of fiscal 2007, which resulted in a reduction in goodwill attributable to these businesses totaling $66.5 million.

The following table shows changes in the carrying amount of goodwill for the six months ended July 31, 2006, by operating segment (in thousands):

		Catalog &
	Direct Selling	Internet	Wholesale	Total
Goodwill at January 31, 2006	$2,298	$76,308	$106,521	$185,127
Euro-Decor pension adjustment			212	212
Kaemingk earn out payment			6,659	6,659
Goodwill disposed of related to the sale of:
Kaemingk			(31,775)	(31,775)
Edelman and Euro-Decor			(34,736)	(34,736)
Impairment charges			(36,769)	(36,769)
Foreign currency translation adjustment			1,932	1,932
Total adjustments	—	—	(94,477)	(94,477)
Goodwill at July 31, 2006	$2,298	$76,308	$12,044	$90,650

Other intangible assets, all of which are included in the Catalog & Internet segment, consisted of the following (in thousands):

	July 31, 2006			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	6,850	$8,150	15,000	5,917	9,083
Total	$43,100	$6,850	$36,250	$43,100	$5,917	$37,183

Amortization expense for other intangible assets was $0.9 million and $1.1 million for the six months ended July 31, 2006 and 2005, respectively.  Estimated amortization expense for the next five fiscal years, beginning with fiscal 2008, is as follows:  $1.5 million, $1.5 million, $1.2 million, $1.0 million and $0.7 million.

7.             Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Net earnings	$(89,367)	$4,154	$(119,976)	$14,114
Weighted average number of common shares outstanding:
Basic	39,821	40,962	40,312	40,933
Dilutive effect of stock options and restricted shares	—	245	—	281
Weighted average number of common shares outstanding:
Diluted	39,821	41,207	40,312	41,214

For the three- and six-month periods ended July 31, 2006, options to purchase 1,148,400 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for the three- and six-month periods ended July 31, 2005, options to purchase 275,700 and 118,000 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

8.                                      Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
For the six months ended July 31, 2005:
Balance at February 1, 2005	9,468,416	$(285,064)
Restricted stock cancellations	—	(495)
Treasury stock purchases	65,000	(2,071)
Balance at July 31, 2005	9,533,416	(287,630)

For the six months ended July 31, 2006:
Balance at February 1, 2006	9,533,416	(287,744)
Restricted stock cancellations	—	(438)
Treasury stock purchases	1,802,382	(34,987)
Balance at July 31, 2006	11,335,798	$(323,169)

Common Stock (In thousands, except shares)	Shares	Amount
For the six months ended July 31, 2005:
Balance at February 1, 2005	50,367,827	$1,007
Common stock issued in connection with long-term incentive plan	151,333	3
Balance at July 31, 2005	50,519,160	1,010

For the six months ended July 31, 2006:
Balance at February 1, 2006	50,528,060	1,010
Balance at July 31, 2006	50,528,060	$1,010

9.             Segment Information

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items, personalized gifts and products for the foodservice trade. We compete in the global Home Expressions industry, and our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments - the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These reportable segments are based on similarities in distribution channels, customers and management oversight.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand. The Company also operates a small Direct Selling business, Two Sisters Gourmet. All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling. PartyLite® brand products are sold in North America, Europe and Australia. Two Sisters Gourmet™ brand products are sold in North America.

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

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, artificial trees and trim, and home décor products such as picture frames, lamps and textiles. Products in this segment are sold primarily in North America to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial®(1), Colonial Candle of Cape Cod®, Colonial at HOME®, Florasense® and Seasons of Cannon Falls® brands. In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel™ and Sterno® brands.

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

(1) Colonial trademark is registered and sold only outside the United States.

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2006	2005	2006	2005
Net Sales
Direct Selling	$143,999	$141,185	$308,988	$314,435
Catalog & Internet	38,423	34,629	74,912	70,828
Wholesale	80,195	80,462	158,964	159,835
Total	$262,617	$256,276	$542,864	$545,098
Operating profit (loss)
Direct Selling	$14,359	$20,908	$34,914	$48,904
Catalog & Internet	(2,303)	(2,590)	(6,063)	(4,298)
Wholesale	(39,781)	(1,394)	(42,513)	(6,077)
	(27,725)	16,924	(13,662)	38,529
Other expense	(3,438)	(4,529)	(5,864)	(9,393)
Earnings (loss) before income taxes and minority interest	$(31,163)	$12,395	$(19,526)	$29,136

	July 31, 2006	January 31, 2006
Identifiable Assets
Direct Selling	$232,443	$230,097
Catalog & Internet	171,949	165,672
Wholesale	249,435	522,386
Unallocated Corporate	129,641	198,365
Assets of discontinued operations	49,176	—
Total	$832,644	$1,116,520

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

11.          Bank Lines of Credit

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term; the “Credit Facility” matures June 2010.  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of July 31, 2006, the Company was not in compliance with one of these provisions, the minimum net worth test, primarily as a result of shares repurchased under our share buyback program.  Also, as expected and as a result of the divestiture activity discussed in note 3, the Company did not meet one of the provisions of the Credit Facility, an assets sold test, upon the sale of the Gies business on

August 17, 2006 (see note 14).  The Company has obtained temporary waivers and is in the process of amending the terms of the Credit Facility.  Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.36% to 0.80%, calculated on the basis of the Company’s senior unsecured long-term debt rating.  As of July 31, 2006, approximately $31.2 million (including letters of credit) was outstanding under the Credit Facility.

12.          Debt

On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In June 2006, the Company repurchased $25.1 million of these notes at a 1% premium.

13.          Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

14.          Subsequent Event

On August 17, 2006, the Company sold its mass market home fragrance business, Gies, located in Europe. This business was part of the Wholesale segment.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Overview

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items, personalized gifts and products for the foodservice trade.  We compete in the global Home Expressions industry, and our products can be found throughout North America, Europe and Australia.  Our financial results are reported in three segments - the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These reportable segments are based on similarities in distribution channels, customers and management oversight.

Today, on an annualized net sales basis considering the full year impact of recent acquisitions and divestitures, Blyth is comprised of an approximately $700 million direct selling business, an approximately $200 million catalog and internet business and an approximately $350 million wholesale business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

Our current focus is driving sales growth of our brands so we may leverage more fully our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants. In fiscal 2006 we completed the acquisition of a small gourmet food company, Two Sisters Gourmet, which markets its products through the Direct Selling channel.  We entered the Catalog and Internet channel of direct-to-consumer distribution in 2003, giving us a presence in all of our desired channels.  Our most recent acquisition, Boca Java, a small gourmet coffee and tea company, was in the Catalog & Internet segment.   In the Wholesale segment, we have numerous collaborative initiatives underway, which we believe will help drive sales and leverage the sales and marketing talents across this segment.  These initiatives include customer information sharing and leveraging our in-house sales forces, as well as ongoing global sourcing objectives and other organic strategic initiatives into which we are investing resources.

Recent Developments

In September 2005, we announced our proposed intention to spin off the Wholesale segment to our stockholders.  We requested and received from the Internal Revenue Service a ruling on the tax-free status for the transaction.  In March 2006, we announced our intention to evaluate additional strategic opportunities that have been identified since the announcement of the spin off, which would likely focus on one or more of our European Wholesale businesses, believing that substantial upside opportunities exist in the North American Wholesale business despite challenging market conditions impacting the Home Expressions industry.

In accordance with this intention to explore strategic alternatives with respect to our European Wholesale business, on April 12, 2006, we sold Kaemingk B.V. (“Kaemingk”) pursuant to a Share Sale and Purchase Agreement to an entity controlled by the management of this business, and on June 16, 2006, we sold Edelman B.V. (“Edelman”) and Euro-Decor B. V. (“Euro-Decor”) pursuant to a Share Sale and Purchase Agreement to an entity with which members of the management of Edelman and Euro-Decor are affiliated. Accordingly, the results of operations for Kaemingk, Edelman and Euro-Decor have been reclassified as discontinued operations for all periods presented.  The two remaining European Wholesale businesses, Gies and Colony, are classified as held for sale as of July 31, 2006. The Gies business was sold on August 17, 2006. Similarly, the results of operations for Gies and Colony have been reclassified as discontinued operations for all periods presented.  The assets and liabilities of these businesses to be sold have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in the Company’s Condensed Consolidated Balance Sheet.

Net Sales

Net sales in the six months ended July 31, 2006 decreased $2.2 million, or 0.4%, to $542.9 million from $545.1 million in the same period a year earlier.

Net sales increased $6.3 million, or 2.5%, to $262.6 million in the second quarter of fiscal 2007 from $256.3 million in the second quarter of fiscal 2006 as a result of the sales growth in PartyLite’s international markets and higher sales in most catalogs within the Catalog & Internet segment, as well as increased sales from the acquisition of Boca Java in August 2005.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the first six months of fiscal 2007 decreased $5.4 million, or 1.7%, to $309.0 million from $314.4 million a year earlier.  PartyLite’s U.S. sales decreased 11.6%. Management believes this sales decrease was driven by a decline in the number of sales consultants as a result of increased channel competition.  Additionally, sales in the second quarter of last year benefited from the reversal of a contingent reserve in the amount of $5.5 million for a U.S. state settlement of an unclaimed property matter associated with gift cards sold since the inception of the gift card program in the Direct Selling business.  PartyLite Canada’s sales increased 15.8% as a result of the increase in active independent consultants, and PartyLite Europe’s sales increased 7.2% also as a result of an increase in the number of sales consultants in each of its geographic markets.

Net sales in the Direct Selling segment for the quarter ended July 31, 2006 increased $2.8 million, or 2.0%, to $144.0 million, from $141.2 million in the quarter ended July 31, 2005. PartyLite’s U.S. sales decreased approximately 11.5% compared to the prior year due to continued competition for independent sales consultants, hostesses and party guests in the Direct Selling channel, as well as the favorable reversal of a contingent reserve of $5.5 million in the second quarter of last year. Excluding this reserve reversal, PartyLite’s U.S. sales decreased approximately 5% in the second quarter compared to the prior year.  PartyLite Canada reported a 17.5% increase versus the prior year due to both an increased consultant base and increased shows per consultants.  In PartyLite’s European markets, sales increased approximately 20.0% due to an increase in active independent consultants across all markets.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the first six months of fiscal 2007 increased $4.1 million, or 5.8%, to $74.9 million from $70.8 million in the same period earlier.  This increase is due to increased sales in most of our major catalogs and additional sales from the acquisition of Boca Java.

Net sales in the Catalog & Internet segment increased $3.8 million, or 11.0%, to $38.4 million in the quarter ended July 31, 2006, compared with $34.6 million in the same period in fiscal 2006.  This increase was primarily due to sales growth in most catalogs and the addition of Boca Java.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment decreased $0.8 million, or 0.5%, to $159.0 million in the six months ended July 31, 2006 from $159.8 million in the six months ended July 31, 2005. This decline from last year is primarily attributable to reduced sales in our seasonal decorations business in the U.S. and the divestiture of Impact Plastics in January 2006, offset to a large extent by increased mass candle sales in the U.S. and sales in our home décor and Sterno businesses.

Net sales in the Wholesale segment in the quarter ended July 31, 2006 decreased $0.3 million to $80.2 million from $80.5 million in the same period a year earlier. Lower sales in our seasonal decorations business in the U.S., lower candle sales and the divestiture of Impact Plastics in January 2006, were partially offset by increased sales in the home décor and Sterno businesses.

Gross Profit

Gross profit in the first six months of fiscal 2007 decreased $14.2 million, or 5.0%, to $269.4 million, from $283.6 million in the first six months of fiscal 2006. Gross profit margin decreased from 52.0% for the first six months of fiscal 2006 to 49.6% for the first six months of fiscal 2007. The decrease from prior year is principally due to lower PartyLite U.S. sales, higher sales of lower margin products in the Wholesale segment and higher wax and other commodity costs.

Gross profit decreased $3.8 million, or 2.9% from $131.8 million in the quarter ended July 31, 2005 to $128.0 million in the quarter ended July 31, 2006. Gross profit margin decreased from 51.4% for the second quarter of fiscal 2006 to 48.8% in the second quarter of fiscal 2007. This decline is primarily due to lower PartyLite U.S. sales, higher sales of lower margin products in the Wholesale segment and higher fuel, freight and commodity costs, particularly wax.

Selling Expense

Selling expense increased $1.6 million, or 0.9%, from $182.3 million in the first six months of fiscal 2006, when selling expense was 33.4% of net sales, to $183.9 million in the same period in fiscal 2007, or 33.9% of net sales.

Selling expense increased $3.9 million, or 4.7%, from $82.9 million in the second quarter of fiscal 2006, when selling expense was 32.3% of net sales, to $86.7 million in the same period in fiscal 2007, or 33.0% of net sales. The increase in selling expense is primarily due to the increased sales growth in PartyLite Europe.

Administrative Expense

Administrative expense decreased $0.4 million, or 0.6%, from $62.8 million in the first six months of fiscal 2006 to $62.4 million in the same period of fiscal 2007. As a percent of sales, administrative expense was 11.5% in both six month periods.

Administrative expense increased $0.2 million, or 0.6%, from $32.1 million in the second quarter of fiscal 2006 to $32.3 million in the same period of fiscal 2007. As a percent of sales, administrative expense was 12.3% for fiscal 2006 and 12.5% for fiscal 2005.

Goodwill Impairment

Goodwill and other indefinite lived intangibles are subject to an annual assessment for impairment, which the Company performs in the fourth fiscal quarter, or more frequently if events or circumstances indicate the goodwill or other indefinite lived intangibles might be impaired.

During the second quarter of fiscal 2007, the Company identified triggering events in two reporting units within the Wholesale segment. In the first reporting unit, the Company’s decision to discontinue sales of a new product line coupled with sharply rising commodity costs led the Company to perform an impairment analysis of goodwill in the reporting unit. In the second reporting unit, new management with a significantly changed near-term outlook for the businesses that gives effect to the changing business environment led the Company to perform an impairment analysis of the goodwill in this reporting unit.  As a result of these analyses, the goodwill in both reporting units was determined to be impaired, as the fair value of the reporting units was less than the carrying values of the reporting units including goodwill.  The decrease in the fair value of the reporting units is due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed.  The estimated fair value of the reporting units was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology.  As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $36.8 million in the Wholesale segment.

Operating Profit (Loss)

Operating profit decreased $52.2 million from $38.5 million of profit in the first six months of fiscal 2006 to a loss of $13.7 million in the same period of fiscal 2007.  In addition to the goodwill impairment charge discussed above, operating profit was affected by reduced sales in our PartyLite U.S. business and higher commodity costs.

Operating profit decreased $44.6 million from $16.9 million of profit in the quarter ended July 31, 2005 to a loss of $27.7 million in the same period of fiscal 2007.  This decline was primarily due to the previously mentioned goodwill impairment, the impact of lower PartyLite U.S. sales and higher commodity costs.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the first six months of fiscal 2007 decreased $13.9 million, or 28.5%, to $35.0 million from $48.9 million in the same period a year earlier. This decrease was due to a decline in gross margin caused by higher wax and other commodity costs and reduced sales in the U.S., as well as the previously mentioned reversal of the contingent reserve of $5.5 million for the settlement of an unclaimed property matter in the second quarter of fiscal 2006.

Operating profit in the quarter ended July 31, 2006 in the Direct Selling segment decreased $6.5 million, or 31.1%, to $14.4 million from $20.9 million in the same period a year earlier.  This decrease was primarily driven by the sales decrease in PartyLite U.S., as well as increased commodity costs, particularly wax, and the previously mentioned reversal of the contingent reserve of $5.5 million for the settlement of an unclaimed property matter in the second quarter of fiscal 2006.

Operating Loss - Catalog & Internet Segment

Operating loss in the Catalog & Internet segment was $6.1 million in the six months ended July 31, 2006 compared to a loss of $4.3 million in the six months ended July 31, 2005.  The increased operating loss is due to the continued investment in Boca Java, which was partially offset by the impact of higher catalog sales.

Operating loss in the quarter ended July 31, 2006 in the Catalog & Internet segment decreased $0.3 million to $2.3 million versus a loss of $2.6 million in the same period a year earlier.  The improvement over the prior year is primarily due to increased catalog sales, which more than offset the continued investment in Boca Java for the quarter.

Operating Loss - Wholesale Segment

Operating loss in the Wholesale segment increased $36.4 million, in the six months ended July 31, 2006 to $42.5 million compared to a loss of $6.1 million in the six months ended July 31, 2005.  As previously mentioned, a goodwill impairment charge of $36.8 million was recorded in the second quarter of fiscal 2007.

Operating loss in the quarter ended July 31, 2006 in the Wholesale segment increased $38.4 million to $39.8 million versus a loss of $1.4 million the same period a year earlier.  As previously mentioned, a goodwill impairment charge of $36.8 million was recorded in the second quarter of fiscal 2007.  The remaining decline in operating profit was primarily driven by the North American mass candle business, which experienced lower sales volume and higher commodity costs.

Interest Expense and Interest Income

Interest expense increased approximately $0.7 million, or 7.5% from $9.3 million in the first six months of fiscal 2006 to $10.0 million in the same period of fiscal 2007, due to increases in borrowings and interest rates.

Interest expense increased approximately $0.4 million, or 8.2% from $4.9 million in the quarter ended July 31, 2005 to $5.3 million in the quarter ended July 31, 2006, due to increases in borrowings and interest rates.

Interest income increased approximately $2.8 million from $0.7 million in the first six months of fiscal 2006 to $3.5 million in the same period of fiscal 2007, due to higher cash balances and an increase in interest rates.

Interest income increased approximately $1.5 million from $0.2 million in the second quarter of fiscal 2006 to $1.7 million in the same period of fiscal 2007, due to higher cash balances and an increase in interest rates.

Income Taxes

Income tax expense (benefit) decreased $15.4 million from an expense of $8.4 million in the first six months of fiscal 2006 to a benefit of $7.0 million in the same period in the current fiscal year.  The tax benefit was a result of $10.6 million of tax benefit related to $28.0 million of the goodwill impairment charge that was tax deductible.  Taxes were favorably impacted by the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S. earnings. The effective tax rate for the six months ended July 31, 2006 was a benefit of approximately 35.7% compared to an expense of 28.9% in the prior year.

Income tax expense (benefit) decreased $14.4 million from an expense of $4.0 million in the three months ended July 31, 2005 to a benefit of $10.4 million in the three months ended July 31, 2006. The tax benefit was a result of the $10.6 million benefit discussed above.  Taxes were favorably impacted by the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S. earnings. The effective tax rate for the three months ended July 31, 2006 was a benefit of 33.5% compared to an expense of 32.5% in the prior year.

Income (Loss) from Continuing Operations

Earnings from continuing operations for six months ended July 31, 2006 was a loss $12.6 million, or $0.31 per diluted share, compared to earnings of $21.3 million, or $0.52 per diluted share, for the six months ended July 31, 2005.

Earnings from continuing operations for three months ended July 31, 2006 was a loss $20.8 million, or $0.52 per diluted share, compared to earnings of $8.7 million, or $0.21 per diluted share, for the three months ended July 31, 2005.

Discontinued Operations

The loss from discontinued operations, net of tax, for the six months ended July 31, 2006 was $107.4 million.  The loss includes a non-tax deductible loss of $18.4 million on the sale of the Kaemingk business in the first quarter of fiscal 2007, and a non-tax deductible net loss on the sale of the Edelman and Euro-Decor businesses of $14.7 million, which includes a goodwill impairment charge of $16.7 million recorded in the first quarter.  The loss from discontinued operations also includes non-tax deductible impairment charges of $31.1 million for the Gies business and $28.6 million for the Colony business both of which are classified as held for sale.  The loss from discontinued operations, net of tax, for the six months ended July 31, 2005 was $7.2 million.

Loss from discontinued operations, net of tax, for the three months ended July 31, 2006 was $68.6 million.  The loss includes non-tax deductible impairment charges of $31.1 million for the Gies business and $28.6 million for the Colony business, both of which were classified as held for sale in the second quarter of fiscal 2007 and stated at fair value less cost to sell, and a gain on the sale of Edelman and Euro-Decor of $1.9 million.  The loss from discontinued operations, net of tax, for the three months ended July 31, 2005 was $4.5 million.

Liquidity and Capital Resources

Net cash used in operations decreased to approximately $34.7 million in the first six months of fiscal 2007 from $68.2 million in the same period of fiscal 2006.  This improvement in cash from operations in fiscal 2007 is primarily due to the impact of divestitures.

Capital expenditures for property, plant and equipment were $8.7 million in the six months ended July 31, 2006 compared to $7.4 million in the prior year period.  The decrease from historical levels is due to the Company continuing to reduce spending on manufacturing facilities, while moving to more of an outsourced product supply model.  The Company anticipates total capital spending of approximately $18.0 million for fiscal 2007, primarily for the expansion of the Direct Selling European distribution center in support of ongoing growth, information technology and research and development-related equipment and upgrades to machinery and equipment in existing manufacturing and distribution facilities.

On June 2, 2005, the Company replaced its prior $200 million credit facility with a new $150 million unsecured revolving credit facility having a five year term; the “Credit Facility” matures June 2010.  The Company has the ability to increase the Credit Facility, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of July 31, 2006, the Company was not in compliance with one of these provisions, the minimum net worth test, primarily as a result of shares repurchased under our share buyback program.  Also, as expected and as a result of the divestiture activity discussed in note 3, the Company did not meet one of the provisions of the Credit Facility, an assets sold test, upon the sale of the Gies business on August 17, 2006 (see note 14).  The Company has obtained temporary waivers and is in the process of amending the terms of the Credit Facility. Amounts outstanding under the Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or at the Eurocurrency rate plus a credit spread ranging from 0.36% to 0.80%, calculated on the basis of the Company’s senior unsecured long-term debt rating.  As of July 31, 2006, approximately $31.2 million (including letters of credit) was outstanding under the Credit Facility.

At July 31, 2006, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  At July 31, 2006, approximately $0.3 million of letters of credit were outstanding under this credit line.

As of June 30, 2006, the Gies Group (“Gies”) had available lines of credit of approximately $31.1 million of which approximately $15.9 million was outstanding.  The amounts outstanding under the lines of credit bear interest at a weighted average rate of 3.9% at June 30, 2006.  A portion of the lines of credit are collateralized by fixed assets owned by Gies.  The lines of credit are renewed annually.  The Gies business was sold on August 17, 2006.

As of June 30, 2006, Colony Gift Corporation Limited (“Colony”) had a $9.2 million short-term revolving credit facility with Barclays Bank, which matured in July 2006.  This revolving credit facility is pending renewal and, borrowings will continue on a month to month basis.  Colony had borrowings under the credit facility of approximately $8.6 million, at a weighted average interest rate of 5.4%, as of June 30, 2006.

At July 31, 2006, Miles Kimball had approximately $9.2 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  The final payment on the notes was made on June 30, 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  In June 2006, the Company repurchased $25.1 million of these notes at a 1% premium.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At July 31, 2006, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At July 31, 2006, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specific redemption price.  The proceeds of the debt issuance were used for general corporate purposes.

At July 31, 2006, CBK had $4.4 million of debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 5.2% at July 31, 2006.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

The Company’s short-term investments consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.  The short-term investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in 35 days or less.  Management’s intent is to hold these securities as liquid assets convertible to cash for applicable operational needs as they may arise.  At July 31, 2006, the Company held $73.1 million of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.  The contractual maturities on these short-term investments range from within one year and beyond ten years.

On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for the approximately $130 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities, which the Company repatriated under the American Job Creations Act of 2004.  The funds were brought back to the United States late in the fourth quarter of fiscal 2006 and received the favorable tax treatment provided by the Act.  The Company recorded a one-time tax expense of $9.1 million, which is reflected in the Company’s prior year effective tax rate.  As part of its repatriation plan, the Company intends to make a domestic investment of the repatriated amount in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

On June 7, 2006, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares. Since January 31, 2006, the Company has purchased 1,802,382 shares on the open market for a cost of approximately $35.0 million, bringing the cumulative total purchased shares to 6,429,182 as of July 31, 2006 for a total cost of approximately $149.6 million.  Additionally, the Company repurchased 4,906,616 shares for an aggregate purchase price of $172.6 million in July 2004 through a Dutch auction cash tender offer.  The acquired shares are held as common stock in treasury at cost.

On September 7, 2006, the Company announced that it had declared a cash dividend of $0.27 per share of common stock for the six months ended July 31, 2006.  The dividend, authorized at the Company’s September 7, 2006 Board of Directors meeting, will be payable to shareholders of record as of November 1, 2006, and will be paid on November 15, 2006.

Critical Accounting Policies

There were no changes to our critical accounting policies in the second quarter of fiscal 2007.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits.  The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The Interpretation is effective for the Company beginning no later than February 1, 2007.  The Company has not yet adopted the Interpretation and has not analyzed its potential effect on the Company’s financial statements.

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

Interest Rate Risk

As of July 31, 2006, the Company is subject to interest rate risk on approximately $56.2 million of variable rate debt.  Each 1-percentage point change in the interest rate would impact pre-tax earnings by approximately $0.6 million if applied to the total.

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

The Company hedged the net assets of certain of its foreign operations through foreign currency forward contracts during fiscal 2006.  The Company does not intend to continue to hedge the net assets of its foreign operations during fiscal 2007.  Any increase or decrease in the fair value of the forwards related to changes in the spot foreign exchange rates was offset by the change in the value of the hedged net assets of the foreign operations relating to changes in spot foreign exchange rates.  The net after-tax gain related to the derivative net investment hedge instruments recorded in accumulated other comprehensive income (loss) (“OCI”) totaled $1.8 million as of July 31, 2006.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in OCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $0.1 million of hedge losses related to cash flow hedges are included in accumulated OCI at July 31, 2006, and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at July 31, 2006:

	U.S. Dollar	Average	Estimated
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Fair Value
Canadian Dollar	$5,600	0.88	$(15)
Pound Sterling	500	1.85	—
Euro	5,650	1.27	(79)
	$11,750		$(94)

The foreign exchange contracts outstanding have maturity dates through December 2006.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of July 31, 2006.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter of the fiscal year ending January 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2006 – May 31, 2006	0	$0	0	837,600

June 1, 2006 – June 30, 2006	887,582	$19.08	887,582	5,950,018

July 1, 2006 – July 31, 2006	379,200	$17.44	379,200	5,570,818

Total	1,266,782	$18.59	1,266,782	5,570,818

(1)On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  On June 7, 2006, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares.  As of July 31, 2006, the Company has purchased a total of 6,429,182 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program from time to time.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on June 7, 2006, and received the votes set forth below:

1)             Each of the following persons nominated was elected to serve as a director and received the number of votes set forth opposite their name.

	For	Against	Withheld	Abstentions
Roger A. Anderson	38,065,445	0	814,390	0
Pamela M. Goergen	37,718,618	0	1,161,217	0
Carol J. Hochman	38,622,754	0	257,081	0

In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are: Robert B. Goergen, Neal I. Goldman and Howard E. Rose (terms expiring in 2007) and John W. Burkhart, Wilma H. Jordan and James M. McTaggart (terms expiring in 2008).

2)             A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors received 38,162,955 votes for, 715,128 votes against, 0 votes withheld and 1,752 abstentions.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibits

10.16       Share Sale and Purchase Agreement dated April 12, 2006 between SMF Management Consultants B.V. (as Purchaser) and Blyth Holding B.V. (as Seller) and Blyth, Inc. (as Guarantor) and Johannes Van Tol.

10.17       Share Sale and Purchase Agreement dated June 16, 2006 between Monceau Deelnemingen I B.V. (as Purchaser), Blyth Holding B.V. (as Seller) and Blyth, Inc. (as Guarantor).

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

BLYTH, INC.

Date:	September 11, 2006	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	September 11, 2006	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer