Form 10-Q
period 2006-10-31
BLYTH INC
filed 2006-12-11
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

or

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

39,293,262 Common Shares as of November 30, 2006

BLYTH, INC.

Part I.   FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	January 31,
(In thousands, except share and per share data)	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$80,615	$242,068
Short-term investments	95,000	—
Accounts receivable, less allowance for doubtful receivables of $2,606 and $3,892, respectively	88,864	109,857
Inventories	180,847	237,753
Prepaid and other	34,099	35,643
Assets held for sale	—	3,027
Deferred income taxes	16,781	20,645
Assets of discontinued operations	2,997	—
Total current assets	499,203	648,993
Property, plant and equipment, at cost:
Less accumulated depreciation of $199,936 and $264,941, respectively	163,793	225,826
Other assets:
Investment	3,472	3,397
Goodwill	90,726	185,127
Other intangible assets, net of accumulated amortization of $7,300 and $5,917, respectively	35,800	37,183
Other long-term assets	17,737	15,994
	147,735	241,701
Total assets	$810,731	$1,116,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$8,636	$25,772
Current maturities of long-term debt	923	1,049
Accounts payable	49,217	75,735
Dividends payable	10,578	—
Accrued expenses	85,786	93,000
Income taxes payable	3,680	14,296
Liabilities of discontinued operations	6,619	—
Total current liabilities	165,439	209,852
Deferred income taxes	21,201	39,383
Long-term debt, less current maturities	259,765	344,921
Other long-term liabilities	23,482	28,540
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued and outstanding	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,622,860 shares and 50,528,060 shares, respectively	1,013	1,010
Additional contributed capital	128,404	127,580
Retained earnings	517,905	657,983
Accumulated other comprehensive income	17,217	(1,935)
Unearned compensation on restricted stock	—	(3,070)
Treasury stock, at cost, 11,335,798 shares and 9,533,416 shares, respectively	(323,695)	(287,744)
Total stockholders’ equity	340,844	493,824
Total liabilities and stockholders’ equity	$810,731	$1,116,520

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

Nine months ended October 31 (In thousands, except per share data)	2006	2005
Net sales	$840,775	$873,556
Cost of goods sold	434,047	436,306
Gross profit	406,728	437,250
Selling	283,435	284,762
Administrative	95,501	94,673
Goodwill impairment	36,769	—
	415,705	379,435
Operating profit (loss)	(8,977)	57,815
Other expense (income):
Interest expense	14,576	14,287
Interest income	(5,352)	(1,446)
Foreign exchange and other	(614)	959
	8,610	13,800
Earnings (loss) from continuing operations before income taxes and minority interest	(17,587)	44,015
Income tax expense (benefit)	(7,008)	9,493
Earnings (loss) from continuing operations before minority interest	(10,579)	34,522
Minority interest	114	(506)
Earnings (loss) from continuing operations	(10,693)	35,028
Earnings (loss) from discontinued operations, net of income tax expense (benefit) of ($1,278) in 2006 and $295 in 2005 (note 3)	(109,504)	2,128
Net earnings (loss)	$(120,197)	$37,156
Basic:
Earnings (loss) from continuing operations per common share	$(0.27)	$0.86
Earnings (loss) from discontinued operations per common share	(2.74)	0.05
Net earnings (loss) per common share	$(3.01)	$0.91
Weighted average number of shares outstanding	39,945	40,948
Diluted:
Earnings (loss) from continuing operations per common share	$(0.27)	$0.85
Earnings (loss) from discontinued operations per common share	(2.74)	0.05
Net earnings (loss) per common share	$(3.01)	$0.90
Weighted average number of shares outstanding	39,945	41,190

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

Three months ended October 31 (In thousands, except per share data)	2006	2005
Net sales	$297,911	$328,458
Cost of goods sold	160,563	174,838
Gross profit	137,348	153,620
Selling	99,579	102,455
Administrative	33,084	31,879
	132,663	134,334
Operating profit	4,685	19,286
Other expense (income):
Interest expense	4,587	5,030
Interest income	(1,819)	(706)
Foreign exchange and other	(22)	85
	2,746	4,409
Earnings from continuing operations before income taxes and minority interest	1,939	14,877
Income tax expense (benefit)	(33)	1,066
Earnings from continuing operations before minority interest	1,972	13,811
Minority interest	40	54
Earnings from continuing operations	1,932	13,757
Earnings (loss) from discontinued operations, net of income tax expense (benefit) of ($237) in 2006 and $4,222 in 2005 (note 3)	(2,153)	9,284
Net earnings (loss)	$(221)	$23,041
Basic:
Earnings from continuing operations per common share	$0.05	$0.33
Earnings (loss) from discontinued operations per common share	(0.05)	0.23
Net earnings (loss) per common share	$—	$0.56
Weighted average number of shares outstanding	39,211	40,978
Diluted:
Earnings from continuing operations per common share	$0.05	$0.33
Earnings (loss) from discontinued operations per common share	(0.05)	0.23
Net earnings (loss) per common share	—	$0.56
Weighted average number of shares outstanding	39,531	41,141

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)	Common Stock	Additional Contributed Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended October 31, 2005:
Balance, February 1, 2005	$1,007	$118,148	$651,156	$(285,064)	$—	$36,102	$521,349
Net earnings for the period			37,156				37,156
Foreign currency translation adjustments						(31,702)	(31,702)
Unrealized holding gains on certain investments (net of tax of $40)						123	123
Net gain on hedging instruments (net of tax of $1,218)						3,655	3,655
Comprehensive loss							9,232
Common stock issued in connection with long-term incentive plan	3	3,511					3,514
Tax benefit from stock options		316					316
Issuance of restricted stock, net of cancellations		5,550		(604)	(4,946)		—
Amortization of unearned compensation					1,541		1,541
Dividends			(18,027)				(18,027)
Treasury stock purchases				(2,071)			(2,071)
Balance, October 31, 2005	$1,010	$127,525	$670,285	$(287,739)	$(3,405)	$8,178	$515,854
For the nine months ended October 31, 2006:
Balance, February 1, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net loss for the period			(120,197)				(120,197)
Foreign currency translation adjustments						18,922	18,922
Unrealized holding gains on certain investments (net of tax of $115)						187	187
Net gain on hedging instruments (net of tax of $23)						43	43
Comprehensive loss							(101,045)
Reclassification of unearned compensation		(3,070)			3,070		—
Common stock issued in connection with long-term incentive plan	3	2,145					2,148
Tax benefit from stock options		109					109
Restricted stock cancellations		963		(963)			—
Amortization of unearned compensation		677					677
Dividends			(19,881)				(19,881)
Treasury stock purchases				(34,988)			(34,988)
Balance, October 31, 2006	$1,013	$128,404	$517,905	$(323,695)	$—	$17,217	$340,844

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended October 31 (In thousands)	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(120,197)	$37,156
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss on sale of discontinued operations, net of tax	89,109	—
Depreciation and amortization	25,034	27,170
Loss (gain) on disposition of fixed assets	1,093	(18)
Tax benefit from stock options	109	316
Amortization of unearned compensation on restricted stock	677	—
Deferred income taxes	(9,984)	840
Equity in (gain) loss of investee	(75)	164
Minority interest	(222)	(730)
Goodwill impairment	36,769	—
Loss on sale of assets held for sale	79	1,159
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(10,814)	(80,049)
Inventories	(6,697)	(56,004)
Prepaid and other	(15,097)	(9,503)
Deposits and other assets	958	1,161
Accounts payable	(14,879)	(11,411)
Accrued expenses	6,432	4,418
Other liabilities	(1,870)	2,213
Income taxes	(11,815)	(5,259)
Net cash used in operating activities	(31,390)	(88,377)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,409)	(10,820)
Purchases of short-term investments	(1,074,586)	—
Proceeds from sales of short-term investments	979,586	—
Proceeds from sale of property, plant and equipment	5,515	—
Proceeds from sale of businesses, net of cash disposed	86,841	—
Purchases of businesses, net of cash acquired	(6,654)	(7,121)
Net cash used in investing activities	(21,707)	(17,941)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,148	3,514
Purchases of treasury stock	(34,988)	(2,071)
Borrowings from bank lines of credit	33,889	115,008
Repayments on bank lines of credit	(32,318)	(43,450)
Repayments of long-term debt	(75,117)	(4,613)
Payments on capital lease obligations	(190)	—
Dividends paid	(9,303)	(8,602)
Net cash provided by (used in) financing activities	(115,879)	59,786
Effect of exchange rate changes on cash	8,050	(343)
Net decrease in cash and cash equivalents	(160,926)	(46,875)
Less: cash and cash equivalents of discontinued operations at end of period	527	—
Cash and cash equivalents at beginning of period	242,068	91,695
Cash and cash equivalents at end of period	$80,615	$44,820

Supplemental disclosure of cash flow information:
Non-cash transactions:
Capital lease for equipment	$1,246	$—

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded in investments.  Certain of the Company’s subsidiaries operate on a 52- or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at October 31, 2006 and the consolidated results of its operations for the three and nine month periods ended October 31, 2006 and 2005 and cash flows for the nine month periods ended October 31, 2006 and 2005.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 31, 2006, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007.

Stock Based Compensation

Summary of Plans

At October 31, 2006, the Company had one stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards, as described below, and two terminated or expired stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding.  There were 6,500,100 shares authorized for grant under these plans and at October 31, 2006, there were approximately 3,400,000 shares available for grant under these plans.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan.  The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers, employees and non-employee directors.  The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries.

Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention.  RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed.  The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates.

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

The total compensation expense related to all stock-based compensation plans for the three and nine months ended October 31, 2006 was approximately $0.2 million and $0.9 million, respectively.  The total compensation expense related to all stock-based compensation plans for the three and nine months ended October 31, 2005 was approximately $0.3 million and $0.8 million, respectively.  The tax benefit recognized for the three and nine months ended October 31, 2006 was approximately $0.1 million and $0.3 million, respectively.

The tax benefit recognized for the three and nine months ended October 31, 2005 was approximately $0.2 million and $0.3 million, respectively.  Total stock-based compensation benefit included in discontinued operations for the nine months ended October 31, 2006 was approximately $0.2 million.  Total stock-based compensation expense included in discontinued operations for the three and nine months ended October 31, 2005 was approximately $40 thousand and $0.1 million, respectively. No compensation cost was capitalized as part of inventory.

Transactions involving stock options are summarized as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
				(In thousands)
Outstanding at January 31, 2006	1,236,400	$26.12	5.16
Options granted	17,500	20.63	4.54
Options exercised	(94,800)	22.51	—
Options forfeited	(103,600)	26.37	—
Options expired	(16,500)	24.83	—
Outstanding at October 31, 2006	1,039,000	$26.35	4.70	$235
Exercisable at October 31, 2006	1,021,500	$26.45	4.70	$177

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the nine months ended October 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2006.  This amount will change in future periods based on the fair market value of the Company’s stock and the number of shares outstanding.  Total intrinsic value of options exercised for the three and nine months ended October 31, 2006 was $0.3 million.  Compensation expense in both the three and nine month periods ended October 31, 2006 related to stock options was approximately $10 thousand.  As of October 31, 2006, $0.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 3 years.   All outstanding stock options at October 31, 2006 are expected to vest.

Transactions involving restricted stock and RSUs are summarized as follows:

		Weighted Average	Aggregate
	Shares	Grant-date Fair Value	Intrinsic Value
			(In thousands)
Nonvested restricted stock and RSUs at January 31, 2006	146,970	$31.85
Granted	257,605	21.82
Vested	(12,500)	31.19
Forfeited	(47,750)	29.02
Nonvested restricted stock and RSUs at October 31, 2006	344,325	$24.63
Total restricted stock and RSUs at October 31, 2006	362,825	$25.02	$8,679

The total intrinsic value of restricted stock and RSUs vested during the nine months ended October 31, 2006 was $0.2 million.  Compensation expense related to restricted stock and RSUs for the three and nine months ended October 31, 2006 was approximately $0.2 million and $0.9 million, respectively.  Compensation expense related to RSUs for the three and nine months ended October 31, 2005 was approximately $0.3 million and

$0.8 million, respectively. Restricted stock and RSUs benefit included in discontinued operations for the nine months ended October 31, 2006 was approximately $0.2 million.  Restricted stock and RSUs expense included in discontinued operations for the three and nine months ended October 31, 2005 was approximately $40 thousand and $0.1 million, respectively.

Also, as a result of the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), $3.1 million of unearned compensation recorded in stockholders’ equity as of February 1, 2006 was reclassified to and reduced the balance of additional contributed capital.  As of October 31, 2006, there was $6.6 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  The total unrecognized stock-based compensation cost to be recognized in future periods as of October 31, 2006 does not consider the effect of stock-based awards that may be issued in subsequent periods.  This cost is expected to be recognized over a weighted average period of 2.8 years.  All outstanding shares of restricted stock and RSUs at October 31, 2006 are expected to vest.

Impact of Adoption of 123(R)

On February 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), and Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock options granted to its employees and directors under the intrinsic value method employed by the Company for periods prior to fiscal 2007.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model, where applicable.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statement of Earnings (Loss).  Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statements of Earnings (Loss), because the exercise price of the Company’s stock options granted to employees and directors equaled the fair value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended October 31, 2006 includes compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is the vesting term of 3 years for stock options; cliff vesting of 50% over 4 years and 50% over 5 years or 3 year vesting for employee restricted stock and RSUs; and cliff vesting of 50% over 1 year and 50% over 2 years for non-employee restricted stock and RSUs.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2007, the Company accounted for forfeitures of stock options as they occurred.  There was no stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings (Loss) for the first nine months of fiscal 2007 for stock options granted prior to February 1, 2006 because no portion of those stock-based payment awards was unvested.  In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Upon adoption of SFAS 123(R), the Company elected to continue to use the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value for stock option grants.  The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to: the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Assumptions used to estimate fair value

The fair value of stock options is estimated on the date of grant using the Black-Scholes model.  The Company granted 17,500 stock options during the nine months ended October 31, 2006.  The Company granted no stock options during the nine months ended October 31, 2005.  The fair value of these stock options was determined using the following weighted average assumptions.

	Nine months ended October 31,
	2006	2005
Expected volatility	2.9%	N/A
Risk free interest rates	4.94%	N/A
Expected lives	3.5	N/A
Expected dividend yield	2.23%	N/A

The weighted average fair value of options granted for the nine months ended October 31, 2006 was $4.78.

Pro forma Impact of 123(R)

If compensation expense for the Company’s stock options had been determined in accordance with the fair value method in SFAS 123 and SFAS 148, the Company’s reported net income and earnings per share at October 31, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three months ended	Nine months ended
(In thousands, except per share data)	October 31, 2005	October 31, 2005
Net earnings:
As reported	$23,041	$37,156
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	293	899
Pro forma	$22,748	$36,257
Net earnings per common share:
As reported:
Basic	$0.56	$0.91
Diluted	0.56	0.90
Pro forma:
Basic	$0.56	$0.89
Diluted	0.55	0.88

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

On April 12, 2006, the Company sold its European seasonal decorations business, Kaemingk B.V. (“Kaemingk”), in the Wholesale segment, to an entity controlled by the management of Kaemingk.  On June 16, 2006, the Company sold its European everyday home, garden and seasonal business, Edelman B.V. (“Edelman”), and its European gift and florist products business, Euro-Decor B.V. (“Euro-Decor”), both in the Wholesale segment, to an entity with which members of the management of Edelman and Euro-Decor are affiliated.  On August 17, 2006, the Company sold its European mass candle business, Gies, which was part of the Wholesale segment.  Also, during the second quarter of fiscal 2007, the Company made the decision to hold another European business for sale, Colony, which is a premium candle business in the Wholesale segment.  Accordingly, these businesses have all been reported as discontinued operations for all periods presented in the Condensed Consolidated Statements of Earnings (Loss).

The aggregate carrying value of the remaining discontinued business and the remaining unpaid disposal costs of the businesses was a net liability of $3.6 million at October 31, 2006.  The assets and liabilities related to these businesses have been classified separately in the Condensed Consolidated Balance Sheets at October 31, 2006 as discontinued operations.  Prior periods’ balance sheets have not been adjusted to reflect the effect of the discontinued businesses.  The major classes of assets and liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets at October 31, 2006 are summarized as follows:

(In thousands)	October 31, 2006
Assets of Discontinued Operations:
Cash and cash equivalents	$527
Accounts receivable	2,470
$2,997

Liabilities of Discontinued Operations:
Accounts payable	$2,591
Accrued expenses and other liabilities	4,028
$6,619

Included in the net income (loss) from discontinued operations in the Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended October 31, 2006 and 2005 are the following:

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2006	2005	2006	2005

Net sales	$11,699	$116,069	$98,294	$218,893
Income (loss) from discontinued operations, net of tax	$(5,941)	$9,284	$(20,395)	$2,128
Gain (loss) on sale of discontinued operations, net of tax	$3,788	$—	$(89,109)	$—

Included in the net income (loss) from discontinued operations were a net operating loss related to Kaemingk of $0.3 million for the nine months ended October 31, 2006, and net operating income of $7.0 million and $6.7 million, respectively, for the three and nine months ended October 31, 2005.  In the first quarter of fiscal 2007, the Company recorded a non-tax deductible loss on sale of discontinued operations of $18.4 million on the sale of Kaemingk.

Included in the net income (loss) from discontinued operations were a net operating loss related to Edelman and Euro-Decor of $2.2 million for the nine months ended October 31, 2006, and net operating income of $4.0 million and $2.2 million, respectively, for the three and nine months ended October 31, 2005.  In the first quarter of fiscal 2007, the Company recorded a non-tax deductible goodwill impairment charge of $16.7 million related to these businesses, which has been included in the loss on sale of discontinued operations.  In the second quarter and third quarter of fiscal 2007, the Company recorded a non-taxable gain on the sale of Edelman and Euro-Decor of $1.9 million and $0.2 million, respectively.

Included in the net income (loss) from discontinued operations were net operating losses related to Gies of $2.5 million and $9.9 million, respectively, for the three and nine months ended October 31, 2006, and net operating losses of $0.8 million and $3.4 million, respectively, for the three and nine months ended October 31, 2005.  Also included in the loss on sale of discontinued operations for the nine months ended October 31, 2006 was a non-tax deductible charge of $31.1 million for the impairment of the Gies business.  This charge, which was recorded in the second quarter, reflected the amount by which the carrying value of the net assets exceeded the estimated fair value of the business.  In the third quarter of fiscal 2007, due to changes in the net assets of the business and foreign currency, the Company recorded a non-taxable gain on the sale of Gies of $2.2 million.

Included in the net income (loss) from discontinued operations were net operating losses related to Colony of $3.4 million and $8.0 million, respectively, for the three and nine months ended October 31, 2006, and net operating losses of $0.8 million and $3.4 million, respectively, for the three and nine months ended October 31, 2005.  Also included in the loss on sale of discontinued operations for the nine months ended October 31, 2006 was a non-tax deductible charge of $27.2 million for the impairment of the Colony business.  A charge of $28.6 million, was recorded in the second quarter, which reflected the amount by which the carrying value of the net assets exceeded the estimated fair value of the business.  In the third quarter of fiscal 2007, the Company recorded a non-taxable gain of $1.4 million for a reduction of the previously recorded impairment due to changes in the net assets and foreign currency.

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

4.             Restructuring Charges

During the third quarter of fiscal 2007, we began the restructuring of our North American mass channel home fragrance business with the announcement that we will be closing our Tijuana, Mexico manufacturing facility.  In addition, we plan to eliminate unprofitable customers and streamline the stock keeping unit (“SKU”) base of the mass business.

The initial steps of this restructuring project resulted in fiscal 2007 third quarter charges totaling $5.2 million.  Inventory write-downs and equipment impairments of $4.5 million and severance costs of approximately $0.3 million were charged to cost of goods sold, while the remaining $0.4 million related to severance was charged to general and administrative expenses.  These restructuring efforts are expected to continue into fiscal 2008, with additional charges related to severance and equipment impairment estimated to be approximately $13 million.  In addition, we will continue to evaluate our SKU base and customer relationships.  As a result of these evaluations there may be additional inventory write-downs related to the elimination of customers that are not as profitable as we desire and/or the further reduction of the SKU base of the mass business.

5.             Short-Term Investments

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

At October 31, 2006 and January 31, 2006, the Company held $95.0 million and $0.0 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.

Short-term investments by contractual maturity are as follows (in thousands):

	October 31, 2006	January 31, 2006
Due within one year	$34,500	$—
Due between one and five years	—	—
Due after ten years	60,500	—
Total	$95,000	$—

There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

6.             Inventories

The components of inventory are as follows (in thousands):

	October 31, 2006	January 31, 2006
Raw materials	$23,532	$31,954
Work in process	498	361
Finished goods	156,817	205,438
Total	$180,847	$237,753

7.             Goodwill and Other Intangibles

Goodwill and other indefinite lived intangibles are subject to an annual assessment for impairment, which the Company performs in the fourth fiscal quarter, or more frequently if events or circumstances indicate the goodwill or other indefinite lived intangibles might be impaired.

During the second quarter of fiscal 2007, the Company identified triggering events in two reporting units within the Wholesale segment.  In the first reporting unit, the Company’s decision to discontinue sales of a new product line coupled with sharply rising commodity costs led the Company to perform an impairment analysis of goodwill in the reporting unit.  In the second reporting unit, new management with a significantly changed near-term outlook for the businesses that gives effect to the changing business environment led the Company to perform an impairment analysis of the goodwill in this reporting unit.   As a result of these analyses, the goodwill in both

reporting units was determined to be impaired, as the fair value of the reporting units was less than the carrying values of the reporting units including goodwill.  The decrease in the fair value of the reporting units was due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed.  The estimated fair value of the reporting units was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology.  As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $36.8 million in the Wholesale segment.

As discussed in note 3, the Company sold its European seasonal and everyday decorations businesses, Kaemingk, Edelman and Euro-Decor, in the first half of fiscal 2007, which resulted in a reduction in goodwill attributable to these businesses totaling $66.5 million.

The following table shows changes in the carrying amount of goodwill for the nine months ended October 31, 2006, by operating segment (in thousands):

		Catalog &
	Direct Selling	Internet	Wholesale	Total
Goodwill at January 31, 2006	$2,298	$76,308	$106,521	$185,127
Euro-Decor pension adjustment			212	212
Kaemingk earn out payment			6,659	6,659
Boca Java adjustment		76		76
Goodwill disposed of related to the sale of:
Kaemingk			(31,775)	(31,775)
Edelman and Euro-Decor			(34,736)	(34,736)
Impairment charges			(36,769)	(36,769)
Foreign currency translation adjustment			1,932	1,932
Total adjustments	—	76	(94,477)	(94,401)
Goodwill at October 31, 2006	$2,298	$76,384	$12,044	$90,726

Other intangible assets, all of which are included in the Catalog & Internet segment, consisted of the following (in thousands):

	October 31, 2006			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	7,300	7,700	15,000	5,917	9,083
Total	$43,100	$7,300	$35,800	$43,100	$5,917	$37,183

Amortization expense for other intangible assets was $1.4 million and $1.6 million for the nine months ended October 31, 2006 and 2005, respectively.  Estimated amortization expense for the next five fiscal years, beginning with fiscal 2008, is as follows:  $1.5 million, $1.5 million, $1.2 million, $1.0 million and $0.7 million.

8.             Earnings per Share

The components of basic and diluted earnings per share are as follows (in thousands):

	Three months		Nine months
	ended October 31,		ended October 31,
	2006	2005	2006	2005
Net earnings (loss)	$(221)	$23,041	$(120,197)	$37,156
Weighted average number of common shares outstanding:
Basic	39,211	40,978	39,945	40,948
Dilutive effect of stock options and restricted shares	320	163	—	242
Weighted average number of common shares outstanding:
Diluted	39,531	41,141	39,945	41,190

For the three and nine months ended October 31, 2006, restricted stock, RSUs, and options to purchase 1,016,500 and 1,401,825 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for the three and nine months ended October 31, 2005, options to purchase 993,200 and 440,633 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

9.             Treasury and Common Stock

Treasury Stock (In thousands, except shares):	Shares	Amount
For the nine months ended October 31, 2005:
Balance at February 1, 2005	9,468,416	$(285,064)
Restricted stock cancellations	—	(604)
Treasury stock purchases	65,000	(2,071)
Balance at October 31, 2005	9,533,416	$(287,739)

For the nine months ended October 31, 2006:
Balance at February 1, 2006	9,533,416	$(287,744)
Restricted stock cancellations	—	(963)
Treasury stock purchases	1,802,382	(34,988)
Balance at October 31, 2006	11,335,798	$(323,695)

Common Stock (In thousands, except shares):	Shares	Amount
For the nine months ended October 31, 2005:
Balance at February 1, 2005	50,367,827	$1,007
Common stock issued in connection with long-term incentive plan	155,733	3
Issuance of restricted stock, net of canellations	1,500	—
Balance at October 31, 2005	50,525,060	$1,010

For the nine months ended October 31, 2006:
Balance at February 1, 2006	50,528,060	$1,010
Common stock issued in connection with long-term incentive plan	94,800	3
Balance at October 31, 2006	50,622,860	$1,013

10.                               Segment Information

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items, personalized gifts and products for the foodservice trade.  The Company competes in the global Home Expressions industry, and our products can be found throughout North America, Europe and Australia.  The Company’s financial results are reported in three segments - the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These reportable segments are based on similarities in distribution channels, customers and management oversight.

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

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments, and home décor products such as picture frames, lamps and textiles. Products in this segment are sold primarily in North America to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial Candle of Cape Cod®, Colonial at HOME®, Florasense® and Seasons of Cannon Falls® brands.  In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, FilterMate®, HandyFuel™ and Sterno® brands.

Operating profit in all segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes interest expense, interest income and foreign exchange and other, which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, short-term investments, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

	Three months		Nine months
	ended October 31,		ended October 31,
(In thousands)	2006	2005	2006	2005
Net Sales
Direct Selling	$144,898	$154,711	$453,886	$469,147
Catalog & Internet	52,708	51,661	127,620	122,489
Wholesale	100,305	122,086	259,269	281,920
Total	$297,911	$328,458	$840,775	$873,556
Operating profit (loss)
Direct Selling	$4,177	$12,173	$39,092	$61,077
Catalog & Internet	2,469	35	(3,595)	(4,263)
Wholesale	(1,961)	7,078	(44,474)	1,001
	4,685	19,286	(8,977)	57,815
Other expense	(2,746)	(4,409)	(8,610)	(13,800)
Earnings (loss) from continuing operations before income taxes and minority interest	$1,939	$14,877	$(17,587)	$44,015

	October 31, 2006	January 31, 2006
Identifiable Assets
Direct Selling	$238,133	$230,097
Catalog & Internet	170,733	165,672
Wholesale	246,472	522,386
Unallocated Corporate	152,396	198,365
Assets of discontinued operations	2,997	—
Total	$810,731	$1,116,520

11.                               Assets Held for Sale

During the third quarter of fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition, became available for sale.  During the third quarter of fiscal 2006, the Company recorded an impairment of $1.2 million on the facility due to the deterioration of local real estate market conditions.  The facility was sold on April 7, 2006 for $2.9 million, net of related transaction costs, and resulted in an additional loss of approximately $0.1 million.  The building was classified as assets held for sale in the Condensed Consolidated Balance Sheets as of January 31, 2006.

12.                               Bank Lines of Credit

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduces the amount available for borrowing under the Credit Agreement from $150 million to $75 million, (ii) changes the initial termination date from June 2, 2010 to June 1, 2009, (iii) increases the rates of interest applicable to loans under the Credit Agreement and (iv) modifies some of the covenants.  The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of October 31, 2006, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating.  As of October 31, 2006, approximately $25.3 million (including letters of credit) was outstanding under the Credit Facility.

13.                               Debt

On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In June 2006, the Company repurchased $25.1 million of these notes at a 1% premium. Subsequent to October 31, 2006, the Company repurchased an additional $27.0 million of these notes.

14.                               Contingencies

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

Today, on an annualized net sales basis considering the full year impact of recent acquisitions and divestitures, Blyth is comprised of an approximately $700 million direct selling business, an approximately $200 million catalog and internet business and an approximately $330 million wholesale business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

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

In accordance with this intention to explore strategic alternatives with respect to our European Wholesale business, (a) on April 12, 2006, we sold Kaemingk B.V. (“Kaemingk”) to an entity controlled by the management of this business, (b) on June 16, 2006, we sold Edelman B.V. (“Edelman”) and Euro-Decor B. V. (“Euro-Decor”) to an entity with which members of the management of Edelman and Euro-Decor are affiliated, and (c) on August 17, 2006, we sold the Gies Group. Accordingly, the results of operations for Kaemingk, Edelman, Euro-Decor and Gies have been reclassified as discontinued operations for all periods presented.  The remaining European Wholesale business, Colony, is classified as held for sale as of October 31, 2006. Similarly, the results of operations for Colony have been reclassified as discontinued operations for all periods presented.  The assets and liabilities of the business to be sold have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in the Company’s Condensed Consolidated Balance Sheets.

During the third quarter of fiscal 2007, we began the restructuring of our North American mass channel home fragrance business with the announcement that we will be closing our Tijuana, Mexico manufacturing facility.  In addition, we plan to eliminate unprofitable customers and streamline the SKU base of the mass business.

The initial steps of this restructuring project resulted in fiscal 2007 third quarter charges totaling $5.2 million.  Inventory write-downs and equipment impairments of $4.5 million and severance costs of approximately $0.3 million were charged to cost of goods sold, while the remaining $0.4 million related to severance was charged to general and administrative expenses.  These restructuring efforts are expected to continue into fiscal 2008, with additional charges related to severance and equipment impairment estimated to be approximately $13 million.  In addition, we will continue to evaluate our SKU base and customer relationships.  As a result of these evaluations there may be additional inventory write-downs related to the elimination of customers that are not as profitable as we desire and/or the further reduction of the SKU base of the mass business.

Net Sales

Net sales in the nine months ended October 31, 2006 decreased $32.8 million, or 3.8%, to $840.8 million from $873.6 million in the same period a year earlier.   Net sales decreased $30.6 million, or 9.3%, to $297.9 million in the third quarter of fiscal 2007 from $328.5 million in the third quarter of fiscal 2006.  The decrease is a result of the sale of Impact Plastics, the shortfall in PartyLite’s U.S. sales and lower mass candle sales in our Wholesale business, partially offset by an increase in the Catalog & Internet segment sales as well as improvement in our seasonal, home décor and Sterno businesses.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the first nine months of fiscal 2007 decreased $15.2 million, or 3.2%, to $453.9 million from $469.1 million a year earlier.  PartyLite’s U.S. sales decreased approximately 12.0%. Management believes this sales decrease was driven by a decline in the number of sales consultants as a result of increased channel competition as well as fewer shows per consultant.  Additionally, last year’s sales benefited from the reversal of a contingent reserve in the amount of $5.5 million for a U.S. state settlement of an unclaimed property matter associated with gift cards sold since the inception of the gift card program in the Direct Selling business.  Excluding the previously mentioned reversal PartyLite’s U.S. sales decreased approximately 10.0% during the first nine months of fiscal 2007 as compared to prior year.  PartyLite Canada’s sales increased approximately 8.0% as a result of the increase in active and productive independent consultants, and PartyLite Europe’s sales increased approximately 9.0% also as a result of an increase in the number of sales consultants in most of its geographic markets.

Net sales in the Direct Selling segment for the quarter ended October 31, 2006 decreased $9.8 million, or 6.3%, to $144.9 million, from $154.7 million in the quarter ended October 31, 2005. PartyLite’s U.S. sales decreased approximately 12.0% compared to the prior year due to a decrease in the number of sales consultants, hostesses and party guests.  PartyLite Canada sales decreased approximately approximately 4.0% compared to the same quarter in the prior year due to a lower number of consultants.  In PartyLite’s European markets, sales increased approximately 14.0% due to an increase in active independent consultants in most markets.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the first nine months of fiscal 2007 increased $5.1 million, or 4.2%, to $127.6 million from $122.5 million in the same period earlier.  Net sales in the Catalog & Internet segment increased $1.0 million, or 1.9%, to $52.7 million in the quarter ended October 31, 2006, compared with $51.7 million in the same period in fiscal 2006.  This increase is due to higher sales in most of our major catalogs and accretive sales from Boca Java which was acquired in August 2005.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment decreased $22.6 million, or 8.0%, to $259.3 million in the nine months ended October 31, 2006 from $281.9 million in the nine months ended October 31, 2005. Net sales in the Wholesale segment in the quarter ended October 31, 2006 decreased $21.8 million, or 17.9%, to $100.3 million from $122.1 million in the same period a year earlier.  The decline from last year is primarily attributable to the divestiture of Impact Plastics in January 2006 and the continued softness in the mass candle sales, partially offset by increased sales in our premium home décor and Sterno businesses.

Gross Profit

Gross profit in the first nine months of fiscal 2007 decreased $30.6 million, or 7.0%, to $406.7 million, from $437.3 million in the first nine months of fiscal 2006. Gross profit margin decreased from 50.1% for the first nine months of fiscal 2006 to 48.4% for the first nine months of fiscal 2007.  Gross profit decreased $16.3 million, or 10.6% from $153.6 million in the quarter ended October 31, 2005 to $137.3 million in the quarter ended October 31, 2006.  Gross profit margin decreased from 46.8% for the third quarter of fiscal 2006 to 46.1% in the third quarter of fiscal 2007.  The decrease from prior year is principally due to lower PartyLite U.S. sales, restructuring charges in our North American mass candle business and higher commodity costs.

Selling Expense

Selling expense decreased $1.4 million, or 0.5%, from $284.8 million in the first nine months of fiscal 2006, when selling expense was 32.6% of net sales, to $283.4 million in the same period in fiscal 2007, or 33.7% of net sales.  Selling expense decreased $2.9 million, or 2.8%, from $102.5 million in the third quarter of fiscal 2006, when selling expense was 31.2% of net sales, to $99.6 million in the same period in fiscal 2007, or 33.4% of net sales.  The decrease in selling expense is a result of lower sales and related selling expenses within PartyLite U.S. as well as tight cost controls at several business units.

Administrative Expense

Administrative expense increased $0.8 million, or 0.8%, from $94.7 million in the first nine months of fiscal 2006 to $95.5 million in the same period of fiscal 2007.  As a percent of sales, administrative expense was 11.4% for fiscal 2007 and 10.8% for fiscal 2006.  Administrative expense increased $1.2 million, or 3.8%, from $31.9 million in the third quarter of fiscal 2006 to $33.1 million in the same period of fiscal 2007.  As a percent of sales, administrative expense was 11.1% for fiscal 2007 and 9.7% for fiscal 2006.  The increase relates to severance costs of $0.4 million in our North American Wholesale business associated with headcount reductions and other executive severance costs of $1.1 million in the current fiscal quarter.

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

Operating Profit (Loss)

Operating profit decreased $66.8 million from $57.8 million of profit in the first nine months of fiscal 2006 to a loss of $9.0 million in the same period of fiscal 2007.  In addition to the goodwill impairment charge discussed above, operating profit was affected by reduced sales in our PartyLite U.S. business, restructuring charges in our North American mass candle business, and higher commodity costs.

Operating profit decreased $14.6 million from $19.3 million of profit in the quarter ended October 31, 2005 to $4.7 million in the same period of fiscal 2007.  This decline was primarily due to the impact of lower PartyLite U.S. sales, the loss on sales of excess and obsolete inventory in the mass candle business, and higher commodity costs.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the first nine months of fiscal 2007 decreased $22.0 million, or 36.0%, to $39.1 million from $61.1 million in the same period a year earlier. This decrease was due to a decline in gross profit caused by reduced sales in the U.S. and higher wax and other commodity costs, as well as the previously mentioned reversal of the contingent reserve of $5.5 million for the settlement of an unclaimed property matter in fiscal 2006.

Operating profit in the quarter ended October 31, 2006 in the Direct Selling segment decreased $8.0 million, or 65.6%, to $4.2 million from $12.2 million in the same period a year earlier.  This decrease was primarily driven by the sales decrease in PartyLite U.S., as well as increased commodity costs.

Operating Profit (Loss) - Catalog & Internet Segment

Operating loss in the Catalog & Internet segment was $3.6 million in the nine months ended October 31, 2006 compared favorably to a loss of $4.3 million in the nine months ended October 31, 2005.  Operating profit in the quarter ended October 31, 2006 in the Catalog & Internet segment increased $2.4 million to $2.5 million from $0.1 million in the same period a year earlier.  The improvement over the prior year is primarily due to increased sales from our major catalogs and reduced promotional spending, which more than offset the continued investment in Boca Java for the quarter.

Operating Profit (Loss) - Wholesale Segment

Operating profit in the Wholesale segment was $1.0 million for the nine months ended October 31, 2005 compared to a loss of $44.5 million in the nine months ended October 31, 2006.  As previously mentioned, a goodwill impairment charge of $36.8 million was recorded in the second quarter of fiscal 2007, as well as restructuring charges of $5.2 million recorded in the third quarter.

Operating profit in the Wholesale segment was $7.1 million for the quarter ended October 31, 2005 compared to a loss of $2.0 million for the quarter ended October 31, 2006 primarily driven by the North American mass candle business, which experienced lower sales volume and higher commodity costs, in addition to the restructuring costs recorded in the mass candle business.

Interest Expense and Interest Income

Interest expense increased approximately $0.3 million, or 2.1% from $14.3 million in the first nine months of fiscal 2006 to $14.6 million in the same period of fiscal 2007, due to fluctuations in borrowings and interest rates.

Interest expense decreased approximately $0.4 million, or 8.0% from $5.0 million in the quarter ended October 31, 2005 to $4.6 million in the quarter ended October 31, 2006, due to decreased line of credit borrowings partially offset by an increase in interest rates.

Interest income increased approximately $4.0 million from $1.4 million in the first nine months of fiscal 2006 to $5.4 million in the same period of fiscal 2007.  Interest income increased approximately $1.1 million from $0.7 million in the third quarter of fiscal 2006 to $1.8 million in the same period of fiscal 2007.  The increase is due to higher cash balances and an increase in interest rates.

Income Taxes

Income tax expense (benefit) decreased $16.5 million from an expense of $9.5 million in the first nine months of fiscal 2006 to a benefit of $7.0 million in the same period in the current fiscal year.  The tax benefit was a result of $10.6 million of tax benefit related to $28.0 million of the goodwill impairment that was tax deductible.  Taxes were favorably impacted by the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S. earnings. The effective tax rate for the nine months ended October 31, 2006 was a benefit of 39.8% compared to an expense of 21.6% in the prior year.

Income tax expense (benefit) decreased $1.1 million from an expense of $1.1 million in the three months ended October 31, 2005 to a benefit of approximately $30 thousand in the three months ended October 31, 2006.  Taxes were favorably impacted by the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S. earnings. The effective tax rate for the three months ended October 31, 2006 was a benefit of 1.7% compared to an expense of 7.2% in the prior year.

Earnings (Loss) from Continuing Operations

Loss from continuing operations for nine months ended October 31, 2006 was $10.7 million, or $0.27 per diluted share, compared to earnings of $35.0 million, or $0.85 per diluted share, for the nine months ended October 31, 2005.  Included in the current year loss from continuing operations is an after-tax restructuring charge of $3.2 million or $0.08 per diluted share.

Earnings from continuing operations for three months ended October 31, 2006 was $1.9 million, or $0.05 per diluted share, compared to earnings of $13.8 million, or $0.33 per diluted share, for the three months ended October 31, 2005.  Included in the current year loss from continuing operations is an after-tax restructuring charge of $3.2 million or $0.08 per diluted share.

Discontinued Operations

The loss from discontinued operations, net of tax, for the nine months ended October 31, 2006 was $109.5 million.  The loss includes a non-tax deductible loss of $18.4 million on the sale of the Kaemingk business in the first quarter of fiscal 2007, a non-tax deductible net loss on the sale of the Edelman and Euro-Decor businesses of $14.5 million, which includes a goodwill impairment charge of $16.7 million recorded in the first quarter, and a non-tax deductible loss on the sale of the Gies business of $28.9 million, which includes an impairment charge of $31.1 million recorded in the second quarter of fiscal 2007.  The loss from discontinued operations also includes a non-tax deductible impairment charge of $27.2 million for the Colony business which is classified as held for sale.  Also, the loss includes operating losses for the businesses of $20.4 million for the nine months ended October 31, 2006.  Income from discontinued operations, net of tax, for the nine months ended October 31, 2005 was $2.1 million.

Loss from discontinued operations, net of tax, for the three months ended October 31, 2006 was $2.2 million.  Included in income (loss) from discontinued operations were non-taxable gains of $2.3 million for the sales of the Gies, Edelman and Euro-Decor businesses and a non-taxable gain of $1.4 million to adjust the carrying value of the Colony net assets to the estimated fair value of the business offset by operating losses of $5.9 million in the quarter ended October 31, 2006.  Income from discontinued operations, net of tax, for the three months ended October 31, 2005 was $9.3 million.

Liquidity and Capital Resources

Net cash used in operations decreased to approximately $31.4 million in the first nine months of fiscal 2007 from $88.4 million in the same period of fiscal 2006.  This improvement in cash from operations in fiscal 2007 is primarily due to the impact of divestitures which had a seasonal working capital requirement.

Capital expenditures for property, plant and equipment were $12.4 million in the nine months ended October 31, 2006 compared to $10.8 million in the prior year period.  The decrease from historical levels is due to the Company continuing to reduce spending on manufacturing facilities, while moving to more of an outsourced product supply model and divestitures.  The Company anticipates total capital spending of approximately $20.0 million for fiscal 2007, primarily for the expansion of the Direct Selling European distribution center in support of ongoing growth, information technology and research and development-related equipment and upgrades to machinery and equipment in existing manufacturing and distribution facilities.

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduces the amount available for borrowing under the Credit Agreement from $150 million to $75 million, (ii) changes the initial termination date from June 2, 2010 to June 1, 2009, (iii) increases the rates of interest applicable to loans under the Credit Agreement and (iv) modifies some of the covenants.  The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of October 31, 2006, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating.  As of October 31, 2006, approximately $25.3 million (including letters of credit) was outstanding under the Credit Facility.

At October 31, 2006, the Company had a total of $10.0 million available under an uncommitted line of credit with Bank of America to be used for letters of credit.  Effective November 10, 2006, the amount available under the uncommitted line of credit was reduced to $2.0 million.  At October 31, 2006, approximately $0.1 million of letters of credit were outstanding under this credit line.

As of September 30, 2006, Colony Gift Corporation Limited (“Colony”) had a $9.4 million short-term revolving credit facility with Barclays Bank, which matured in July 2006.  This revolving credit facility is pending renewal and, borrowings will continue on a month to month basis.  Colony had borrowings under the credit facility of approximately $8.6 million, at a weighted average interest rate of 5.6%, as of September 30, 2006.

At October 31, 2006, Miles Kimball had approximately $9.1 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

In July 1995, the Company privately placed $25.0 million aggregate principal amount of 7.54% Senior Notes due 2005.  The final payment on the notes was made on June 30, 2005.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  In June 2006, the Company repurchased $25.1 million of these notes at a 1% premium.  Subsequent to October 31, 2006, the Company repurchased an additional $27.0 million of these same notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At October 31, 2006, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At October 31, 2006, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specific redemption price.  The proceeds of the debt issuance were used for general corporate purposes.

At October 31, 2006, CBK had $4.4 million of debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 5.5% at October 31, 2006.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

The Company’s short-term investments consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.  The short-term investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in 35 days or less.  Management’s intent is to hold these securities as liquid assets convertible to cash for applicable operational needs as they may arise.  At October 31, 2006, the Company held $95.0 million of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.  The contractual maturities on these short-term investments range from within one year and beyond ten years.

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

On June 7, 2006, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares. Since January 31, 2006, the Company has purchased 1,802,382 shares on the open market for a cost of approximately $35.0 million, bringing the cumulative total purchased shares to 6,429,182 as of October 31, 2006 for a total cost of approximately $149.6 million.  Additionally, the Company repurchased 4,906,616 shares for an aggregate purchase price of $172.6 million in July 2004 through a Dutch auction cash tender offer.  The acquired shares are held as common stock in treasury at cost.

On September 7, 2006, the Company announced that it had declared a cash dividend of $0.27 per share of common stock for the six months ended July 31, 2006.  The dividend, authorized at the Company’s September 7, 2006 Board of Directors meeting, was payable to shareholders of record as of November 1, 2006, and was paid on November 15, 2006.  The total payment was $10.6 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of fiscal 2007.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 158 requires the Company to recognize the funded status of its defined benefit plan as an asset or liability on the financial statements and the changes in the funded status, net of tax, within accumulated other comprehensive income, to the extent these changes are not recognized in earnings as components of periodic net benefit cost.  Additionally, SFAS No. 158 requires the plan’s funded status to be measured as of the end of our current fiscal year.  The SFAS No. 158 recognition provisions will be effective as of the end of fiscal year 2007 and the SFAS No. 158 measurement date provisions will be effective as of the end of fiscal year 2009.  The Company does not expect the adoption of the standards to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.  As it relates to SFAS No. 158, this determination was based on the January 31, 2006 funded status of its pension plan.  The actual effects will depend on the funded status of the pension plan at January 31, 2007, which will depend on several factors, principally fiscal 2007 returns on plan assets and January 31, 2007, discount rates.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  This issuance eliminates the diversity in practice in quantifying financial statement misstatements.  SAB No. 108 establishes the approach that requires the Company to quantify the misstatement on each of the financial statements and related disclosures.  SAB No. 108 is effective for the fiscal year ending January 31, 2007 and the Company has evaluated the impact of SAB No. 108 and does not expect it to have a material impact on the financial statements.

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

Interest Rate Risk

As of October 31, 2006, the Company is subject to interest rate risk on approximately $34.4 million of variable rate debt.  Each 1-percentage point change in the interest rate would impact pre-tax earnings by approximately $0.3 million if applied to the total.

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

The Company hedged the net assets of certain of its foreign operations through foreign currency forward contracts during fiscal 2006.  The Company does not intend to continue to hedge the net assets of its foreign operations during fiscal 2007.  Any increase or decrease in the fair value of the forwards related to changes in the spot foreign exchange rates was offset by the change in the value of the hedged net assets of the foreign operations relating to changes in spot foreign exchange rates.  The net after-tax gain related to the derivative net investment hedge instruments recorded in accumulated other comprehensive income (loss) (“OCI”) totaled $1.8 million as of October 31, 2006.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in OCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Approximately $0.1 million of hedge gains related to cash flow hedges are included in accumulated OCI at October 31, 2006, and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at October 31, 2006:

	U.S. Dollar	Average	Estimated
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Fair Value
Canadian Dollar	$5,800	0.89	$6
Pound Sterling	250	1.91	5
Euro	4,400	1.29	56
	$10,450		$67

The foreign exchange contracts outstanding have maturity dates through April 2007.

Item 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of October 31, 2006.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Risks Associated with Proposed FTC Regulations

In April 2006, the U.S. Federal Trade Commission issued a notice of proposed rulemaking that if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include PartyLite and Two Sisters Gourmet, to implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser and provide all prospective business opportunity purchasers with substantial disclosures in writing regarding the business opportunity and the company.  Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our Direct Selling businesses.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the fiscal year ending January 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2006 – August 31, 2006	0	—	0	5,570,818
September 1, 2006 – September 30, 2006	0	—	0	5,570,818
October 1, 2006 – October 31, 2006	0	—	0	5,570,818
Total	0	—	0	5,570,818

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  On June 7, 2006, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares.  As of October 31, 2006, the Company has purchased a total of 6,429,182 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program from time to time.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibits

10.18                  Share Sale and Purchase Agreement between Prebola NR 293 AB (under name change to ALG Holding AB) and Blyth Wholesale Holdings, Inc. dated August 14, 2006.

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

BLYTH, INC.

Date:	December 11, 2006	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	December 11, 2006	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer