Form 10-K
period 2007-01-31
BLYTH INC
filed 2007-04-13
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐   No   ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $463.8 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on July 31, 2006 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.

As of March 31, 2007, there were 39,301,262 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2007 (Incorporated into Part III).

PART I

Item 1.                        Business

(a)   General Development of Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is a Home Expressions company competing primarily in the home fragrance and decorative accessories industry. The Company designs, markets and distributes an extensive array of candles, decorative accessories, seasonal decorations and household convenience items, as well as tabletop lighting, accessories and chafing fuel for the Away From Home or foodservice trade. The Company’s sales and operations take place primarily in the United States, Canada and Europe, with additional activity in Mexico, Australia and the Far East.

Recent Developments

In September 2005, we announced our proposed intention to spin off the Wholesale segment to our stockholders. We requested and received from the Internal Revenue Service a ruling on the tax-free status for the transaction. In March 2006, we announced our intention to evaluate additional strategic opportunities that had been identified since the announcement of the spin off, which would likely focus on one or more of our European Wholesale businesses. In fiscal 2007, we sold all of our European Wholesale businesses.

During the third quarter of fiscal 2007, we began the restructuring of our North American mass channel home fragrance business with the announcement that we will be closing our Tijuana, Mexico manufacturing facility. In addition, in fiscal 2007, we commenced the elimination of less profitable customers and streamlining of the Stock Keeping Unit (“SKU”) base of the mass business.

Additional Information

Additional information is available on our website, www.blyth.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto filed or furnished pursuant to the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable following submission to the SEC. Also available on our website are our Corporate Governance Guidelines, Code of Conduct, and the charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which is available in print to any shareholder who makes a request to Blyth, Inc., One East Weaver Street, Greenwich, CT 06831, Attention: Secretary. The information posted to www.blyth.com, however, is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

(b)   Financial Information about Segments

We report our financial results in three business segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These segments accounted for approximately 57%, 16% and 27% of consolidated net sales, respectively, for fiscal 2007. Financial information relating to these business segments for fiscal 2005, 2006 and 2007 appears in Note 18 of the consolidated financial statements and is incorporated herein by reference.

(c)   Narrative Description of Business

In fiscal 2007, there was a change in our senior management structure with the departure of the President of the Wholesale segment. Robert B. Goergen, Jr., the President of the Catalog & Internet segment, assumed responsibility for the Wholesale segment in addition to his other responsibilities. We refer to this new reporting structure as the Multi-channel Group. For segment reporting purposes, we continue to report individual segment operating results for the Direct Selling, Catalog & Internet and Wholesale segments.

Direct Selling Segment

In fiscal 2007, the Direct Selling segment represented approximately 57% of total sales. Our principal Direct Selling business is PartyLite. PartyLite® brand products are marketed in North America, Europe and Australia through a network of independent sales consultants using the party plan method of direct selling. These products include fragranced and non-fragranced candles, bath products and a broad range of related accessories.

In fiscal 2006, the Company acquired a party plan company called Two Sisters Gourmet, which is focused on gourmet food. Two Sisters Gourmet represents substantially less than 1% of total sales of the Direct Selling segment. In fiscal 2007, the Company ceased operations of Purple Tree, which was focused on the craft industry. In the future, the Company may pursue other direct selling business opportunities.

United States Market

Within the United States market, PartyLite® brand products are sold directly to consumers through a network of independent sales consultants. These consultants are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them. Over 46,000 independent sales consultants located in the United States were selling PartyLite products at January 31, 2007. PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold.

International Market

In fiscal 2007, PartyLite products were sold internationally by more than 20,000 independent sales consultants located outside the United States. These consultants were the exclusive distributors of PartyLite products internationally. The following were PartyLite’s international markets during fiscal 2007: Australia, Austria, Canada, Denmark, Finland, France, Germany, Ireland, Mexico, Switzerland and the United Kingdom.

We support our independent sales consultants with inventory management and control and satisfy delivery requirements through on-line ordering, which is available to all independent sales consultants in the United States and Canada, as well as in most of Europe.

Catalog & Internet Segment

In fiscal 2007, this segment represented approximately 16% of total sales. We design, market and distribute a wide range of household convenience items, personalized gifts, coffee and tea, and photo storage products within this segment. These products are sold through the catalog and Internet distribution channel under brand names that include Boca Java™, Easy Comforts™, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake®.

Wholesale Segment

In fiscal 2007, this segment represented approximately 27% of total sales. Products within this segment include candles and other home fragrance products, a broad range of candle-related accessories, seasonal decorations, and home décor products such as picture frames, lamps and textiles. In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold in this segment. Our wholesale products are designed, packaged and priced to satisfy the varying demands of retailers and consumers within each distribution channel.

Products sold in the Wholesale segment in the United States are marketed through the premium and mass consumer wholesale channels and sold to independent gift shops, specialty chains, department stores, food and drug outlets, mass retailers, hotels, restaurants and independent foodservice distributors through independent sales representatives, our key account managers and our sales managers. Our sales force supports our customers with product catalogs and samples, merchandising programs and selective fixtures. Our sales force also receives training on the marketing and proper use of our products.

Product Brand Names

The key brand names under which our Direct Selling segment products are sold are:

PartyLite®
Well Being by PartyLite™
Two Sisters Gourmet®

The key brand names under which our Catalog & Internet segment products are sold are:

Boca Java™
Easy Comforts™
Exposures®
Home Marketplace®
Miles Kimball®
Walter Drake®

The key brand names under which our Wholesale segment products are sold are:

Ambria® Carolina® CBK® Colonial Candle® Colonial Candle of Cape Cod®	Colonial at HOME® Florasense® HandyFuel® Seasons of Cannon Falls® Sterno®

New Product Development

Concepts for new products and product line extensions are directed to the marketing departments of our business units from within all areas of the Company, as well as from our independent sales consultants and worldwide product manufacturing partners. The new product development process may include technical research, consumer market research, fragrance studies, comparative analyses, the formulation of engineering specifications, feasibility studies, safety assessments, testing and evaluation.

Manufacturing, Sourcing and Distribution

In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing and distribution practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities. Capital expenditures over the past five years have totaled $92.2 million and are targeted to technological advancements or capital investments with short payback time frames. We have also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

We manufacture most of our candles using highly automated processes and technologies, as well as certain hand crafting and finishing, and source nearly all of our other products, primarily from independent manufacturers in the Pacific Rim, Europe and Mexico. Many of our products are manufactured by others based on our design specifications, making our global supply chain approach critically important to new product development, quality control and cost management. We have also built a network of stand-alone highly automated distribution facilities in our core markets.

Technological Advancements

We continue to see the benefit of our substantial investment in technological initiatives, particularly Internet-based ordering technology. An Internet-based order-entry and business management system is available to all PartyLite independent sales consultants in the United States, Canada and most of Europe. By fiscal 2007 year-end, show orders placed via the PartyLite extranet had increased to over 90% of total show orders in North America and over 70% of total show orders in Europe. The extranet’s automated features eliminate errors common on hand-written paper forms and speed orders through processing and distribution, improving customer service. Furthermore, by easing the administrative workload and providing tools with which to track sales and programs, the extranet has helped PartyLite independent sales consultants build their businesses more efficiently. The improved accuracy of the automated system also results in administrative savings for the Company.

Customers

Customers in the Direct Selling segment are individual consumers served by independent sales consultants. Sales within the Catalog & Internet segment are also made directly to consumers. Wholesale segment customers include independent gift and department stores, garden centers, mass merchandisers, food and drug stores, specialty chains, foodservice distributors, hotels and restaurants. No single customer accounts for 10% or more of sales.

Competition

All of our business segments are highly competitive, both in terms of pricing and new product introductions. The worldwide market for Home Expressions products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by the Company. In addition, we compete for direct selling consultants with other direct selling companies. Because there are relatively low barriers to entry in all of our business segments, we may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us. Competition includes companies selling candles manufactured at low cost outside of the United States. Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Employees

As of January 31, 2007, we had approximately 4,000 full-time employees, of whom approximately 12% were based outside of the United States. Approximately 75% of our employees are non-salaried. We do not have any unionized employees. We believe that relations with our employees are good. Since our formation in 1977, we have never experienced a work stoppage.

Raw Materials

All of the raw materials used for our candles, home fragrance products and chafing fuel, principally petroleum-based wax, fragrance, glass containers and corrugate, have historically been available in adequate supply from multiple sources. In fiscal 2007, substantial cost increases for certain raw materials, such as paraffin, dyethelene glycol (DEG) and ethanol, as well as aluminum and paper, negatively impacted profitability of certain products in all three segments.

Seasonality

Our business is highly seasonal, and our net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for our products.

Trademarks and Patents

We own and have pending numerous trademark and patent registrations and applications in the United States Patent and Trademark Office related to our products. We also register certain trademarks and patents in other countries. While we regard these trademarks and patents as valuable assets to our business, we are not dependent on any single trademark or patent or group thereof.

Environmental Law Compliance

Most of the our manufacturing, distribution and research operations are affected by federal, state, local and international environmental laws relating to the discharge of materials or otherwise to the protection of the environment. We have made and intend to continue to make expenditures necessary to comply with applicable environmental laws, and do not believe that such expenditures will have a material effect on our capital expenditures, earnings or competitive position.

(d)   Financial Information about Geographic Areas

For information on net sales from external customers attributed to the United States and foreign countries and on long-lived assets located in the United States and outside the United States, see Note 18 to the Consolidated Financial Statements.

Item 1A.                Risk Factors

Risk of Inability to Increase Sales or Identify Suitable Acquisition Candidates

Our ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, growth of consumer discretionary spending, our ability to recruit new independent sales consultants, sourcing of raw materials and demand-driven increases in production and distribution capacity. Business in all of our segments is driven by consumer preferences. Accordingly, there can be no assurances that our current or future products will maintain or achieve market acceptance. Our sales and earnings results can be negatively impacted by the worldwide economic environment, particularly the United States, Canadian and European economies. There can be no assurances that our financial results will not be materially adversely affected by these factors in the future.

Our historical growth has been due in part to acquisitions, and management continues to consider additional strategic acquisitions. There can be no assurances that we will continue to identify suitable acquisition candidates, consummate acquisitions on terms favorable to us, finance acquisitions or successfully integrate acquired operations.

Risks Associated with International Sales and Foreign-Sourced Products

Our international sales growth rate has outpaced that of our United States growth rate in recent years. Moreover, we source a portion of our products in all of our business segments from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons, we are subject to the following risks associated with international manufacturing and sales:  fluctuations in currency exchange rates; economic or political instability; international public health crises; transportation costs and delays; difficulty in maintaining quality control; restrictive governmental actions; nationalizations; the laws and policies of the United States, Canada and certain European countries affecting the importation of goods (including duties, quotas and taxes); and the trade and tax laws of other nations.

Ability to Respond to Increased Product Demand

Our ability to meet future product demand in all of our business segments will depend upon our success in: sourcing adequate supplies of products; bringing new production and distribution capacity on line in a timely manner; improving our ability to forecast product demand and fulfill customer orders promptly; improving customer service-oriented management information systems; and training, motivating and managing new employees. The failure of any of the above could result in a material adverse effect on our financial results.

Risk of Shortages of Raw Materials

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in requirements, weather or other factors, including supply disruptions due to production or transportation delays. While the price of crude oil is only one of several factors impacting the price of petroleum wax, it is possible that recent fluctuations in oil prices may have a material adverse affect on the cost of petroleum-based products used in the manufacture or transportation of our products, particularly in the Direct Selling and Wholesale business segments. In fiscal 2007, substantial cost increases for certain raw materials, such as paraffin, dyethelene glycol (DEG) and ethanol, as well as aluminum and paper, negatively impacted profitability of certain products in all three segments.

Dependence on Key Corporate Management Personnel

Our success depends in part on the contributions of key corporate management, including our Chairman and Chief Executive Officer, Robert B. Goergen, as well as the members of the Office of the Chairman: Robert H. Barghaus, Vice President and Chief Financial Officer; Robert B. Goergen, Jr., Vice President and President, Multi-Channel Group; and Frank P. Mineo, Senior Vice President and President, Direct Selling Segment. We do not have employment contracts with any of our key corporate management personnel, except the Chairman and Chief Executive Officer, nor do we maintain any key person life insurance policies. The loss of any of the key corporate management personnel could have a material adverse effect on the Company.

Risk of Increased Competition

Our business is highly competitive both in terms of pricing and new product introductions. The worldwide market for Home Expressions products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by us. In addition, we compete for direct selling consultants with other direct selling companies. Because there are relatively low barriers to entry in all of our business segments, we may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us. Competition includes companies selling candles manufactured at low cost outside of the United States. Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Risks Associated with Proposed FTC Regulations

In April 2006, the U.S. Federal Trade Commission issued a notice of proposed rulemaking that if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include PartyLite and Two Sisters Gourmet, to implement a seven-day waiting period before entering into an agreement with a prospective business opportunity purchaser and provide all prospective business opportunity purchasers with substantial disclosures in writing regarding the business opportunity and the company. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our Direct Selling businesses.

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

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

The following table sets forth the location and approximate square footage of the our major manufacturing and distribution facilities:

			Approximate Square Feet
Location	Use	Business Segment	Owned	Leased
Arndell Park, Australia	Distribution	Direct Selling	—	18,500
Batavia, Illinois	Manufacturing and Research & Development	Direct Selling and Wholesale	486,000	—
Cannon Falls, Minnesota	Distribution	Wholesale	—	192,000
Carol Stream, Illinois	Distribution	Direct Selling	—	651,000
Cumbria, England	Manufacturing and related distribution	Direct Selling	90,000	—
Deerfield Beach, Florida	Roasting, packaging and distribution	Catalog & Internet	—	22,000
Elkin, North Carolina	Manufacturing and related distribution	Wholesale	699,000	—
Heidelberg, Germany	Distribution	Direct Selling	—	6,000
Monterrey, Mexico	Distribution	Direct Selling	—	45,000
Ontario, Canada	Distribution	Direct Selling	—	25,000
Orlando, Florida	Warehouse and distribution	Direct Selling	—	19,000
Oshkosh, Wisconsin	Distribution	Catalog & Internet	—	386,000
Plymouth, Massachusetts	Distribution	Direct Selling	59,000	—
Tampa, Florida	Warehouse and distribution	Direct Selling	—	12,000
Texarkana, Texas	Manufacturing and related distribution	Wholesale	154,000	65,000
Tilburg, Netherlands	Distribution	Direct Selling	442,000	—
Union City, Tennessee	Distribution	Wholesale	360,000	94,000

Our executive offices, administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space). Most of our properties are currently being utilized for their intended purpose.

Item 3.                        Legal Proceedings

We are involved in litigation arising in the ordinary course of business. In our opinion, existing litigation will not have a material adverse effect on our financial position or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH. The price range for the Common Stock on the New York Stock Exchange was as follows:

	High	Low
Fiscal 2006
First Quarter	$33.84	$26.80
Second Quarter	29.60	27.24
Third Quarter	28.48	17.70
Fourth Quarter	23.68	17.95
Fiscal 2007
First Quarter	$23.12	$20.00
Second Quarter	21.98	17.07
Third Quarter	26.25	16.29
Fourth Quarter	26.15	20.50

As of March 31, 2007, there were 1,905 registered holders of record of the Common Stock.

On March 27, 2007, the Board of Directors declared a regular semi-annual cash dividend in the amount of $0.27 per share payable in the second quarter of fiscal 2008. During fiscal 2007 and 2006, the Board of Directors declared dividends as follows: $0.23 per share payable in the second quarter of fiscal 2007; $0.27 per share payable in the fourth quarter of fiscal 2007; $0.21 per share payable in the second quarter of fiscal 2006; and $0.23 per share payable in the fourth quarter of fiscal 2006. Currently, we expect to pay semi-annual cash dividends in the future.

The following table sets forth, for the equity compensation plan categories listed below, information as of January 31, 2007:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	829,500	$26.39	3,589,118
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total.	829,500	$26.39	3,589,118

(1)          The information in this column excludes 13,000 shares of restricted stock and 342,030 restricted stock units outstanding as of January 31, 2007.

The following table sets forth certain information concerning the repurchase of Common Stock made by the Company during the fourth quarter of fiscal 2007.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2006—November 30, 2006	0	—	0	5,570,818 shares
December 1, 2006—December 31, 2006	0	—	0	5,570,818 shares
January 1, 2007—January 31, 2007	0	—	0	5,570,818 shares
Total	0	—	0	5,570,818 shares

(1)          On September 10, 1998, the Board of Directors approved our share repurchase program (the “Repurchase Program”) pursuant to which we were authorized to repurchase up to 1,000,000 shares of Common Stock in open market transactions. On June 8, 1999, the Board amended the Repurchase Program and increased the number of shares authorized to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares. On March 30, 2000, the Board further amended the Repurchase Program and increased the number of shares authorized to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares. On December 14, 2000, the Board further amended the Repurchase Program and increased the number of shares authorized to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares. On April 4, 2002, the Board further amended the Repurchase Program and increased the number of shares authorized to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares. On June 7, 2006, the Board further amended the Repurchase Program and increased the number of shares authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares. As of January 31, 2007, we have purchased a total of 6,429,182 shares of Common Stock under the Repurchase Program. The Repurchase Program does not have an expiration date. We intend to make further purchases under the Repurchase Program from time to time.

Performance Graph

The performance graph set forth below reflects the yearly change in the cumulative total stockholder return (price appreciation and reinvestment of dividends) on the Company’s Common Stock compared to the S&P 500 Index and the S&P 400 Midcap Index for the five fiscal years ended January 31, 2007. The graph assumes the investment of $100 in Common Stock and the reinvestment of all dividends paid on such Common Stock into additional shares of Common Stock and such indexes over the five-year period. The Company believes that it is unique and does not have comparable industry peers. Since the Company’s competitors are typically not public companies or are themselves subsidiaries or divisions of public companies engaged in multiple lines of business, the Company believes that it is not possible to compare the Company’s performance against that of its competition. In the absence of a satisfactory peer group, the Company believes that it is appropriate to compare the Company to companies comprising the S&P 400 Midcap Indexes.

Blyth, Inc. Performance Graph
Comparison of Total Stockholder Return

Item 6.                        Selected Consolidated Financial Data

Set forth below are selected summary consolidated financial and operating data of the Company for fiscal years 2003 through 2007, which have been derived from our audited financial statements for those years. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Year ended January 31,
(In thousands, except per share and percent data)	2003	2004	2005	2006	2007
Statement of Earnings Data:(1)(2)
Net sales	$1,163,457	$1,286,937	$1,301,365	$1,254,261	$1,220,611
Gross profit	613,852	669,512	694,588	635,785	596,669
Operating profit	152,971	133,427	144,783	45,167	15,644
Interest expense	11,331	13,889	18,936	20,602	19,074
Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change(3)(5)	142,752	119,806	128,268	26,444	5,369
Earnings from continuing operations before minority interest and cumulative effect of accounting change	90,838	75,866	82,106	20,065	2,705
Earnings from continuing operations	59,085	75,774	82,364	20,531	2,555
Earnings (loss) from discontinued operations(2)	(1,313)	10,577	14,150	4,326	(105,728)
Net earnings (loss)(3)(4)	57,772	86,351	96,514	24,857	(103,173)
Basic net earnings from continuing operations per common share before cumulative effect of accounting change(6)	$1.96	$1.66	$1.91	$0.50	$0.06
Basic net earnings (loss) from discontinued operations per common share before cumulative effect of accounting change	$(0.03)	$0.23	$0.33	$0.11	$(2.66)
Cumulative effect of accounting change(4)	(0.69)	—	—	—	—
	$1.25	$1.89	$2.24	$0.61	$(2.59)
Diluted net earnings from continuing operations per common share before cumulative effect of accounting change	$1.95	$1.65	$1.89	$0.50	$0.06
Diluted net earnings (loss) from discontinued operations per common share before cumulative effect of accounting change	$(0.03)	$0.23	$0.32	$0.11	$(2.64)
Cumulative effect of accounting change(4)	(0.68)	—	—	—	—
	$1.24	$1.88	$2.22	$0.60	$(2.58)
Cash dividends paid, per share	$0.22	$0.28	$0.36	$0.44	$0.50
Basic weighted average number of common shares outstanding	46,256	45,771	43,136	40,956	39,781
Diluted weighted average number of common shares outstanding	46,515	46,027	43,556	41,176	40,057
Operating Data:
Gross profit margin	52.8%	52.0%	53.4%	50.7%	48.9%
Operating profit margin	13.1%	10.4%	11.1%	3.6%	1.3%
Capital expenditures	$14,322	$21,963	$20,976	$17,272	$17,714
Depreciation and amortization	30,212	35,954	35,600	35,875	34,630
Balance Sheet Data:
Total assets	$860,084	$1,127,963	$1,075,820	$1,116,520	$774,638
Total debt	176,493	293,886	287,875	371,742	215,779
Total stockholders' equity	507,852	588,970	521,349	493,824	363,693

(1)             Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of CBK, Ltd., LLC (now CBK Styles, Inc.) acquired in May 2002, Miles Kimball Company acquired in April 2003, and Walter Drake acquired in December 2003, none of which individually had a material effect on the Company’s results of operations in the period during which they occurred, or thereafter.

(2)             In fiscal 2007, Kaemingk B.V., Edelman B.V., Euro-Decor B.V., Gies and Colony were sold (See Note 4 to the Consolidated Financial Statements). The results of operations for these business units have been reclassified to discontinued operations for all periods presented.

(3)             Fiscal 2003 pre-tax earnings include an impairment charge of $2.6 million as a result of putting Wax Lyrical into receivership. Fiscal 2004 pre-tax earnings include restructuring and impairment charges of $23.8 million related to manufacturing equipment impairment, closure of the Company’s Hyannis manufacturing facility, the discontinuance of the Canterbury® brand, and the closure of five of the Company’s candle outlet stores. Fiscal 2007 earnings include restructuring charges recorded in the Wholesale and Direct Selling segments of $24.0 million (See Note 5 to the Consolidated Financial Statements).

(4)             The Company recorded a one-time cumulative effect of accounting change in February 2002 of $31.8 million to reflect the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

(5)             Fiscal 2006 and 2007 pre-tax earnings include goodwill impairment charges of $53.3 million and $48.8 million in the Wholesale segment, respectively. (See Note 10 to the Consolidated Financial Statements).

(6)             The sum of the per share amounts may not equal the amount reported for the year because computations are made independently.

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

Today, annualized net sales are comprised of an approximately $700 million Direct Selling business, an approximately $200 million Catalog & Internet business and an approximately $330 million Wholesale business. Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors. Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure. New product development continues to be critical to all three segments of our business. In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants. In the Catalog and Internet channel, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand further the sales and customer base of our flagship brands. In the Wholesale segment, sales initiatives are targeted to independent retailers and national accounts.

Recent Developments

In September 2005, we announced our proposed intention to spin off the Wholesale segment. We requested and received from the Internal Revenue Service a ruling on the tax-free status for the transaction. In March 2006, we announced our intention to evaluate additional strategic opportunities that had been identified since the announcement of the spin off, which would likely focus on one or more of our European Wholesale businesses, believing that substantial upside opportunities exist in the North American Wholesale businesses despite challenging market conditions impacting the Home Expressions industry.

In accordance with this intention to explore strategic alternatives with respect to our European Wholesale businesses, (a) on April 12, 2006, we sold Kaemingk B.V. (“Kaemingk”) to an entity controlled by the management of this business, (b) on June 16, 2006, we sold Edelman B.V. (“Edelman”) and Euro-Decor B. V. (“Euro-Decor”) to an entity with which members of the management of Edelman and Euro-Decor are affiliated, (c) on August 17, 2006, we sold the Gies Group and (d) on December 20, 2006, we sold Colony Gifts Corporation Ltd. (“Colony”). Accordingly, the results of operations for Kaemingk, Edelman, Euro-Decor, Gies and Colony have been reclassified as discontinued operations for all periods presented.

In the third quarter of fiscal 2007, the Company approved a restructuring plan for its North American mass channel home fragrance business. The major components of the restructuring plan are the closing of our Tijuana, Mexico manufacturing facility, the elimination of less profitable customers, the streamlining of the stock keeping unit (“SKU”) base of the mass business, the outsourcing of certain products currently being manufactured and head count reductions. These initial steps of the restructuring project resulted in fiscal 2007 third quarter charges totaling $5.2 million. The charges consisted of inventory write-downs of $3.9 million, equipment impairments of $0.6 million and severance costs of approximately $0.3 million which were charged to cost of goods sold, while the remaining $0.4 million related to severance was charged to administrative expense.

In the fourth quarter of fiscal 2007, the Company recorded an additional $14.9 million of charges related to the restructuring of our North American mass channel home fragrance business. In the fourth quarter, we completed the identification and notification of less profitable customers that would be eliminated. In addition, the remaining SKUs to be discontinued were identified and the determination of realizable value was made in the fourth quarter. As a result of these restructuring steps, a $12.1 million charge was recorded in cost of goods sold to adjust excess and obsolete inventory to its estimated realizable value. The remainder of the fourth quarter charges of $2.8 million consisted primarily of equipment impairments of $2.1 million and severance of $0.7 million charged to cost of goods sold. Employee terminations totaled 149 in fiscal 2007 related to this restructuring.

These restructuring efforts are expected to continue into fiscal 2008, with additional charges related to severance and equipment impairment estimated to be in a range of $6.0 million - $10.0 million.

Also, during the fourth quarter of fiscal 2007, the Company recorded approximately $3.9 million of charges related to the restructuring of the North American operations of our Direct Selling segment in recognition of the recent decline in sales in this channel. These costs were comprised of a $2.4 million charge to cost of goods sold for lease obligations and equipment impairments related to a reduction in seasonal distribution capacity and $1.5 million of severance costs associated with the termination of 91 employees. Of the $1.5 million of severance costs, $0.4 million was recorded in cost of goods sold and $1.1 million was recorded in selling and administrative expense.

Segments

During fiscal 2007 there was a change in our senior management structure with the departure of our Wholesale segment President. Our Catalog & Internet segment President assumed responsibility for the Wholesale segment in addition to his current responsibilities. We refer to this new reporting structure as the Multi-channel Group. For segment reporting purposes, Blyth continues to report individual segment operating results for the Direct Selling, Catalog & Internet and Wholesale segments.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels, body lotions and other fragranced products under the PartyLite® brand. The Company also operates a small direct selling business, Two Sisters Gourmet, which is focused on gourmet food. All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling. PartyLite® brand products are sold in North America, Europe and Australia. Two Sisters Gourmet® brand products are sold in North America.

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

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments and trim, and home décor products such as picture frames, lamps and textiles. Products in this segment are sold primarily in North America to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial Candle of Cape Cod®, Colonial at HOME®, Florasense®, and Seasons of Cannon Falls® brands. In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, HandyFuel® and Sterno® brands.

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase or decrease of certain items included in the Company’s Consolidated Statements of Earnings (Loss):

	Percentage of Net Sales			Percentage Increase (Decrease) from Prior Period
	Years Ended January 31			Fiscal 2006	Fiscal 2007
	2005	2006	2007	Compared to Fiscal 2005	Compared to Fiscal 2006
Net sales	100.0	100.0	100.0	(3.6)	(2.7)
Cost of goods sold	46.6	49.3	51.1	1.9	0.9
Gross profit	53.4	50.7	48.9	(8.5)	(6.2)
Selling	32.5	32.8	33.6	(2.9)	(0.4)
Administrative	9.7	10.1	10.0	(0.2)	(2.9)
Operating profit	11.1	3.6	1.3	(68.8)	(65.4)
Earnings from continuing operations	6.3	1.6	0.2	(75.1)	(87.6)

Fiscal 2007 Compared to Fiscal 2006

Net sales decreased $33.7 million, or approximately 3%, from $1,254.3 million in fiscal 2006 to $1,220.6 million in fiscal 2007. The decrease is a result of the sale of Impact Plastics in January 2006, a decrease in PartyLite’s U.S. sales and lower mass candle sales in our Wholesale business. This decrease was partially offset by an increase in sales within both PartyLite’s European operations and the Catalog & Internet segment as well as increased sales in our seasonal, home décor and Sterno Wholesale businesses.

Net Sales—Direct Selling Segment

Net sales in the Direct Selling segment decreased $10.1 million, or 1%, from $704.1 million in fiscal 2006 to $694.0 million in fiscal 2007. PartyLite’s U.S. sales decreased approximately 12% compared to prior year.  Management believes this sales decrease was driven by a decline in the number of sales consultants as a result of increased channel competition, as well as fewer shows per consultant. Additionally, fiscal 2006 sales benefited from the reversal of a contingent reserve in the amount of $5.5 million for a settlement of an unclaimed property matter associated with gift cards sold since the inception of the gift card program in the Direct Selling business.

PartyLite Canada reported an approximately 3% increase versus the prior year in U.S. dollars. Sales in Canada increased due to a higher number of guests per show and shows per consultant partially offset by a decrease in the number of consultants.

In PartyLite’s European markets, sales increased approximately 11% in U.S. dollars, driven by strong sales in the newer markets. On a local currency basis PartyLite Europe sales increased approximately 9%. PartyLite Europe represented approximately 37% of PartyLite’s worldwide net sales in fiscal 2007 compared to 32% in fiscal 2006.

Net sales in the Direct Selling segment represented approximately 57% of total Blyth sales in fiscal 2007 compared to 56% in fiscal 2006.

Net Sales—Catalog & Internet Segment

Net sales in the Catalog & Internet segment increased $12.0 million, or 6%, from $187.3 million in fiscal 2006 to $199.3 million in fiscal 2007. This increase is due to increased sales in our Walter Drake, Easy Comforts and Exposures catalogs and accretive sales from the acquisition of Boca Java, which was acquired on August 15, 2005.

Net sales in the Catalog & Internet segment accounted for approximately 16% of Blyth’s total net sales in fiscal 2007 compared to 15% in fiscal 2006.

Net Sales—Wholesale Segment

Net sales in the Wholesale segment decreased $35.6 million, or 10%, from $362.8 million in fiscal 2006 to $327.2 million in fiscal 2007. The decrease is due to lower sales in our mass candle business and the loss of sales due to the divestiture of Impact Plastics in January 2006, which were partially offset by increased sales in the seasonal, home décor and Sterno businesses.

Net sales in the Wholesale segment represented approximately 27% of total Blyth sales in fiscal 2007 compared to 29% in fiscal 2006.

Blyth’s consolidated gross profit decreased $39.1 million, or 6%, from $635.8 million in fiscal 2006 to $596.7 million in fiscal 2007. The gross profit margin decreased from 50.7% in fiscal 2006 to 48.9% in fiscal 2007. This decrease from prior year is principally due to lower PartyLite U.S. sales, restructuring charges of $19.7 million in the Wholesale segment and $2.8 million in the Direct Selling segment and higher commodity costs.

Blyth’s consolidated selling expense decreased $1.6 million, or approximately 1%, from $411.3 million in fiscal 2006 to $409.7 million in fiscal 2007. The decrease in selling expense relates to the reduced sales in the U.S. direct selling and mass candle businesses, along with tighter cost controls in many business units, partially offset by restructuring charges in the Wholesale and Direct Selling segment. Selling expense as a percentage of net sales increased from 32.8% in fiscal 2006 to 33.6% in fiscal 2007. The increase in selling expense as a percent of sales is a result of sales decreasing at a greater rate than selling expenses.

Blyth consolidated administrative expenses decreased $3.6 million, or 3%, from $126.1 million in fiscal 2006 to $122.5 million in fiscal 2007. The decrease in administrative expenses versus the prior year was primarily due to non-recurring expenses related to the proposed spin-off of the Wholesale segment and the loss on sale of Impact Plastics of $1.6 million included in fiscal 2006. Additionally, in fiscal 2007 the Company collected $5.2 million for a note receivable which had been reserved for as part of the Gies sale. Administrative expenses as a percentage of sales were approximately 10% for both fiscal 2006 and fiscal 2007.

Goodwill impairment charges of $53.3 million and $48.8 million were recognized in the Wholesale segment in fiscal 2006 and 2007, respectively. The charge in fiscal 2006 was the result of a substantial decline in the operating performance of the reporting units when compared to prior years’ results and budgeted expectations. The amount recorded in fiscal 2007 was the result of the Company’s decision to discontinue the sales of a new product, rising commodity costs and a continued decline in operating performance in the Sterno reporting unit, and a business restructuring resulted in a significantly changed near-term outlook of the business in the Wholesale Premium reporting unit. The charges incurred in fiscal 2007 included the write-off of the remaining goodwill balances within the Wholesale segment (See Critical Accounting Policies and Note 10 of the Consolidated Financial Statements).

Blyth’s consolidated operating profit decreased $29.6 million from $45.2 million in fiscal 2006 to $15.6 million in fiscal 2007. The decrease is related to reduced sales in our PartyLite U.S. business, the previously mentioned goodwill impairment charges, restructuring charges in our North American mass candle business and Direct Selling segment and higher commodity costs throughout the Company.

Operating Profit/Loss—Direct Selling Segment

Operating profit in the Direct Selling segment decreased $20.8 million, or 19%, from $107.7 million in fiscal 2006 to $86.9 million in fiscal 2007. The decrease was primarily driven by the previously mentioned sales shortfall of PartyLite U.S., lower gross profit due to increased commodity costs and restructuring charges in fiscal 2007. Additionally, in fiscal 2006 the Company benefited from the previously mentioned reversal of a contingent reserve of $5.5 million for the settlement of an unclaimed property matter.

Operating Profit/Loss—Catalog & Internet Segment

Operating profit in the Catalog & Internet segment increased from a loss of $0.4 million in fiscal 2006 to a gain of $3.7 million in fiscal 2007. The improvement over the prior year is primarily due to increased sales from the catalog titles previously mentioned and reduced promotional spending.

Operating Profit/Loss—Wholesale Segment

Operating loss in the Wholesale segment increased from $62.1 million in fiscal 2006 to $74.9 million in fiscal 2007. The increased loss is primarily related to the $20.1 million in restructuring charges in the North American mass candle business, sales decreased sales in the mass candle business and higher commodity costs. Additionally, included in the loss for fiscal 2006 and 2007 are the previously mentioned goodwill impairment charges of $53.3 million and $48.8 million, respectively.

Interest expense decreased $1.5 million, or 7%, from $20.6 million in fiscal 2006 to $19.1 million in fiscal 2007, due to a decrease in outstanding debt.

Interest income and other increased $6.9 million from $1.9 million in fiscal 2006 to $8.8 million in fiscal 2007. This increase was primarily due to increased interest income earned on higher amounts of cash and short-term investments.

Income tax expense decreased $3.7 million, or 58%, from $6.4 million in fiscal 2006 to $2.7 million in fiscal 2007. This decrease in income tax expense was primarily due to the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S earnings and the income tax expense of $9.1 million recorded in fiscal 2006 related to the AJCA dividend which did not recur in fiscal 2007. This decrease was offset by the recording of income taxes on unremitted foreign earnings, the tax impact of non-deductible goodwill impairments, and an increase in the Company’s contingent tax reserve. These offsets led to an increase in the effective tax rate from 24.1% in fiscal 2006 to 49.6% in fiscal 2007.

As a result of the foregoing, earnings from continuing operations decreased $17.9 million, or 87%, from $20.5 million in fiscal 2006 to $2.6 million in fiscal 2007. Basic earnings per share from continuing operations were $0.06 for fiscal 2007 compared to $0.50 for fiscal 2006. Diluted earnings per share from continuing operations were $0.06 for fiscal 2007 compared to $0.50 for fiscal 2006.

The loss from discontinued operations, net of tax, for fiscal 2007 was $105.7 million, or $2.64 per diluted share. The loss includes (a) a non-tax deductible loss of $18.4 million on the sale of the Kaemingk business, (b) a non-tax deductible loss on the sale of the Edelman and Euro-Decor businesses of $14.5 million, which includes a goodwill impairment charge of $16.7 million recorded in the first quarter of fiscal 2007, (c) a net of tax loss on the sale of the Gies business of $28.0 million, which includes an impairment charge of $31.1 million recorded in the second quarter of fiscal 2007 and (d) net of tax loss on sale of the Colony business of $19.9 million, which includes an impairment charge of $28.6 million recorded in the second quarter of fiscal 2007. The loss from discontinued operations includes operating income, net of tax, for fiscal 2006 of $4.3 million, or $0.11 per diluted share, compared to an operating loss, net of tax, of $24.9 million, or $0.62 per diluted share, for fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

Net sales decreased $47.1 million, or approximately 4%, from $1,301.4 million in fiscal 2005 to $1,254.3 million in fiscal 2006. Management believes that a significant increase in party plan competition within the Direct Selling channel in the United States and a weak North American consumer environment were exacerbated by high energy prices, which negatively impacted our ability to generate sales growth throughout fiscal 2006.

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

In PartyLite’s European markets, sales increased approximately 4% in U.S. dollars, driven by strong sales in the newer markets. In fiscal 2006 PartyLite Europe represented approximately 32% of PartyLite’s worldwide net sales.

Net sales in the Direct Selling segment represented approximately 56% of total Blyth sales in fiscal 2006 and fiscal 2005.

Net Sales—Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $6.2 million, or 3%, from $193.5 million in fiscal 2005 to $187.3 million in fiscal 2006. The decline was attributable to sales shortfalls in our primary catalogs, which the Company believes was due to decreased consumer discretionary spending.

Net sales in the Catalog & Internet segment accounted for approximately 15% of Blyth’s total net sales in fiscal 2006 and fiscal 2005.

Net Sales—Wholesale Segment

Net sales in the Wholesale segment decreased $9.2 million, or 2%, from $372.0 million in fiscal 2005 to $362.8 million in fiscal 2006. The decrease is primarily attributable to sales declines in most of the Wholesale businesses, which the Company believes was caused by a reluctance of retailers to make significant purchases in response to the lower level of consumer spending. This sales decrease was a result of lower sales in home décor and premium fragrance candle products, which was partially offset by increased sales of mass channel home fragrance products.

Net sales in the Wholesale segment represented approximately 29% of total Blyth sales in fiscal 2006 and fiscal 2005.

Blyth’s consolidated gross profit decreased $58.8 million, or 8%, from $694.6 million in fiscal 2005 to $635.8 million in fiscal 2006. The gross profit margin decreased from 53.4% in fiscal 2005 to 50.7% in fiscal 2006. This decrease was primarily due to sales shortfalls within PartyLite U.S., the margins of which are higher than Blyth’s overall average, as well as higher fuel, freight and commodity costs, which have adversely impacted a number of Blyth’s businesses.

Blyth’s consolidated selling expense decreased $12.2 million, or approximately 3%, from $423.5 million in fiscal 2005 to $411.3 million in fiscal 2006. Most of the decrease in selling expense relates to the reduced sales in the U.S. Direct Selling channel. Selling expense as a percentage of net sales increased from 32.5% in fiscal 2005 to 32.8% in fiscal 2006.

Blyth’s consolidated administrative expenses decreased $0.2 million, from $126.3 million in fiscal 2005 to $126.1 million in fiscal 2006. Administrative expenses as a percentage of net sales increased from 9.7% in fiscal 2005 to 10.1% in fiscal 2006.

A goodwill impairment charge of $53.3 million was recognized in the Wholesale segment in January 2006. In fiscal 2006 this segment experienced a substantial decline in operating performance when compared to prior year results and budgeted fiscal 2006 expectations.

Blyth’s consolidated operating profit decreased $99.6 million from $144.8 million in fiscal 2005 to $45.2 million in fiscal 2006 principally due to the impact of lower sales within the PartyLite U.S., Wholesale and Catalog & Internet segments, the previously mentioned goodwill impairment, investment in the strategic initiatives, Two Sisters Gourmet in the Direct Selling segment, and flameless technology in the foodservice channel of the Wholesale segment, and higher commodity costs across our businesses.

Operating Profit/Loss—Direct Selling Segment

Operating profit in the Direct Selling segment decreased $24.2 million, or 18%, from $131.9 million in fiscal 2005 to $107.7 million in fiscal 2006. The decrease was primarily driven by the previously mentioned sales shortfall of PartyLite U.S. and lower gross profit due to increased commodity costs, as well as the investment in the strategic initiative Two Sisters Gourmet.

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

Operating Profit/Loss—Wholesale Segment

Operating profit in the Wholesale segment decreased from $6.2 million in fiscal 2005 to a loss of $62.1 million in fiscal 2006. The previously mentioned goodwill impairment charge, sales shortfalls in most Wholesale businesses, as well as continued pressure on gross margins due to increased raw material costs and the loss on the sale of Impact Plastics, were the primary contributors to the decrease in operating profit in this segment compared to fiscal 2005.

Interest expense increased $1.7 million, or 9%, from $18.9 million in fiscal 2005 to $20.6 million in fiscal 2006, due to increases in borrowings, interest rates and interest expense on state tax settlements.

Interest income and other decreased $0.5 million from $2.4 million in fiscal 2005 to $1.9 million in fiscal 2006. This decrease was primarily due to foreign currency exchange losses.

Income tax expense decreased $39.8 million, or 86.2%, from $46.2 million in fiscal 2005 to $6.4 million in fiscal 2006. The effective income tax rate was 24.1% for fiscal 2006 compared to 36.0% in fiscal 2005. This decrease in income tax expense and tax rate was primarily due to the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S earnings, the favorable impact of global audit settlements and a reduction in tax expense resulting from adjustments to prior years’ income tax items. These decreases were offset by the one-time tax charge on the American Job Creations Act of 2004 (“AJCA”) dividend as well as the non-tax deductible portion of the goodwill impairment charge.

As a result of the foregoing, net earnings from continuing operations decreased $61.9 million, or 75%, from $82.4 million in fiscal 2005 to $20.5 million in fiscal 2006.

Basic earnings per share from continuing operations were $0.50 for fiscal 2006 compared to $1.91 for fiscal 2005. Diluted earnings per share from continuing operations were $0.50 for fiscal 2006 compared to $1.89 for fiscal 2005. The total of the following previously discussed items: goodwill impairment charge, loss on the sale of Impact Plastics, tax charge on the AJCA dividend, the favorable impact of global audit settlements and a reduction in tax expense resulting from adjustments to prior years’ income tax items reduced diluted earnings per share by approximately $0.96 in fiscal 2006.

Income from discontinued operations, net of tax, for fiscal 2006 was $4.3 million, or $0.11 per diluted share, compared to $14.2 million, or $0.32 per diluted share, for fiscal 2005. This income represents the operating earnings of the European Wholesale businesses reclassified into discontinued operations and sold during fiscal 2007.

Seasonality

Approximately 56% of the Company’s net sales occurred in the third and fourth fiscal quarters of 2006 and 2007. The Company’s net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for the Company’s products.

Liquidity and Capital Resources

Cash and cash equivalents decreased $138.3 million from $242.1 million at January 31, 2006 to $103.8 million at January 31, 2007. The decrease in cash during fiscal 2007 was primarily due to an increase in short term investments in the current year which grew to $129.7 million at January 31, 2007.

The Company typically generates positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. The Company generated $94.3 million in cash from operations in fiscal 2007 compared to $106.8 million in fiscal 2006. Earnings from continuing operations decreased $17.9 million to $2.6 million primarily due to the reduction in earnings in the North American mass candle business and PartyLite U. S. business. Loss from discontinued operations was $105.7 million including a loss on sale of discontinued operations of $80.9 million. Included in earnings from continuing operations were non-cash charges for depreciation and amortization, goodwill impairment and amortization of unearned compensation of $34.6 million, $48.8 million and $1.3 million, respectively. Net changes in operating assets and liabilities increased cash by $37.7 million which includes the impact of divestitures.

Net cash used in investing activities was $61.1 million. As previously mentioned, the Company used its excess cash on hand to increase its short term investments, net of sales, to $129.7 million at January 31, 2007. Capital expenditures for property, plant and equipment were $17.7 million in fiscal 2007 up from $17.3 million in fiscal 2006. The increase from the prior year is due to the expansion of the Company’s European distribution center in support of ongoing growth of our direct selling business in Europe, nformation technology and research and development equipment purchases. As discussed further in Note 4 to the Consolidated Financial Statements, the Company completed its strategy to divest its European Wholesale businesses during the year and received proceeds as a result of these dispositions of $87.8 million.

Net cash used in financing activities was $180.0 million and was primarily attributed to the reduction of the Company’s long-term debt and outstanding line of credit balance by $120.3 and $7.0 million, respectively. The Company also used its cash to purchase treasury stock of $35.0 million and pay dividends of $19.9 million. Proceeds from the issuance of the Company’s common stock upon exercise of stock options were $2.5 million.

The Company anticipates total capital spending of approximately $13.0 million for fiscal 2008 or $5.1 million less than fiscal year 2007 due to the ongoing effort to reduce spending on manufacturing facilities, while moving to more of an outsourced product supply model and divestitures. The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate. The Company believes our financing needs in the short and long term can be met from cash generated internally and through our borrowing capacity from our existing credit agreements. Information on debt maturities is presented in Note 12 to the Consolidated Financial Statements.

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005. The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants. The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of January 31, 2007, the Company was in compliance with such provisions. Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating. As of January 31, 2007, approximately $3.8 million was outstanding under the Credit Facility. Amounts available for borrowing under this facility were approximately $64.6 million as of January 31, 2007, reflecting $3.8 million of outstanding debt drawn down against this facility and $6.6 million in outstanding letters of credit.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In fiscal 2007, the Company repurchased $52.1 million of these notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At January 31, 2007, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on April 1 and October 1. On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes. At January 31, 2007, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

As of January 31, 2006 and January 31, 2007, Miles Kimball had approximately $9.4 million and $9.0 million, respectively of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of January 31, 2006 and January 31, 2007, CBK had $4.4 million and $4.2 million, respectively of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association. The loan is collateralized by certain of CBK’s assets. The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 5.3% at January 31, 2007. Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

As of January 31, 2007, the Company had a total of $2.0 million available under an uncommitted facility with La Salle Bank National Association, to be used for letters of credit through November 30, 2007. As of January 31, 2007, approximately $27 thousand of letters of credit were outstanding under this facility.

As of January 31, 2007, the Company had a total of $2.0 million available under an uncommitted facility with Bank of America, to be used for letters of credit through January 31, 2008. As of January 31, 2007, approximately $21 thousand of letters of credit were outstanding under this facility.

The estimated fair value of the Company’s $346.0 million and $215.8 million total long-term debt (including current portion) at January 31, 2006 and 2007 was approximately $330.7 million and $205.7 million, respectively. The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the maturity dates of the contractual obligations of the Company as of January 31, 2007:

	Payments Due by Period
		Less than			More than
Contractual Obligations (In thousands)	Total	1 year	1 – 3 Years	3 – 5 Years	5 Years
Long-Term Debt(1)	$214,636	$529	$102,716	$1,377	$110,014
Capital Leases(2)	1,143	458	648	37	—
Interest(3)	65,720	14,240	25,611	12,520	13,349
Purchase Obligations(4)	29,936	26,955	1,572	962	447
Operating Leases	65,420	15,833	25,103	15,944	8,540
Total Contractual Obligations	$376,855	$58,015	$155,650	$30,840	$132,350

(1)          Long-term debt includes 7.90% Senior Notes due October 1, 2009, 5.5% Senior Notes due November 1, 2013, a mortgage note payable—maturity June 1, 2020, and an Industrial Revenue Bond ("IRB") with a maturity date of January 1, 2025.  The Company also has $3.8 million under our Credit Facility with a maturity date beyond one year with a variable interest rate that is not included in the table because it is not material (See Note 12 to the Consolidated Financial Statements).

(2)          Amounts represent future lease payments, excluding interest, due on three capital leases, which end between fiscal 2010 and fiscal 2012 (See Note 12 to the Consolidated Financial Statements).

(3)          Interest expense on long-term debt is comprised of $57.7 million relating to Senior Notes, $2.3 million of interest due on the CBK Industrial Revenue Bond, $5.6 million in mortgage interest and approximately $140 thousand of interest relating to future capital lease obligations.

(4)          Purchase obligations consist primarily of open purchase orders for inventory.

On June 7, 2006, the Company’s Board of Directors amended the stock repurchase program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares to 12,000,000 shares. Since January 31, 2006, the Company has purchased 1,802,382 shares on the open market for a cost of $35.0 million, bringing the cumulative total purchased shares to 6,429,182 as of January 31, 2007 for a total cost of approximately $149.6 million. Additionally in fiscal 2005, 4,906,616 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses. The acquired shares are held as common stock in treasury at cost.

On March 27, 2007, the Company declared a cash dividend of $0.27 per share of the Company’s common stock for the six months ended January 31, 2007. The dividend, authorized at the Company’s March 27, 2007 Board of Directors meeting, will be payable to shareholders of record as of May 1, 2007, and will be paid on May 15, 2007.

The Company does not maintain any off balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements.

The Company does not utilize derivatives for trading purposes.

On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for the approximately $130.0 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities, which the Company repatriated under the American Jobs Creations Act of 2004 (“AJCA”). Of this amount, $91.0 million qualified for the favorable treatment under the AJCA. The funds were brought back to the U.S. late in the fourth quarter of fiscal 2006. The tax cost of this distribution was $7.6 million. As part of its repatriation plan, the Company reinvested the repatriated amount domestically in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Generally, sales orders are received via signed customer purchase orders with stated fixed prices based on published price lists. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. Should market conditions decline, the Company may increase customer incentives with respect to future sales. The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required.

In some instances, the Company receives payment in advance of product delivery. Such advance payments occur primarily in our direct selling and direct marketing channels and are recorded as deferred revenue. Upon delivery of product for which advance payment has been made, the related deferred revenue is reclassified to revenue.

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

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts. If market acceptance of our existing products or the successful introduction of new products should significantly decrease, additional inventory write-downs could be required. Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. As a result of the restructuring of our North American mass channel home fragrance business (See Note 5 to the Consolidated Financial Statements) inventory write-downs totaling $16.0 million were recorded in cost of good sold during fiscal 2007. At January 31, 2007, the Company had obsolete inventory reserves totaling approximately $24.3 million.

Restructuring and Impairment Charges on Long-Lived Assets

In response to changing market conditions and competition, the Company’s management regularly updates its business model and market strategies, including the evaluation of facilities, personnel and products. Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring and impairment charges. The Company recorded approximately $4.1 million of charges related to the restructuring of our North American mass channel home fragrance business during fiscal 2007 (See Note 5 to the Consolidated Financial Statements), of which $3.7 million was recorded in cost of goods sold and $0.4 million was recorded in administrative expense. These charges relate to the closing of our Tijuana, Mexico manufacturing facility, the elimination of less profitable customers, the elimination of stock keeping units from our product line, outsourcing of certain products currently being manufactured and personnel reductions. Also, during the fourth quarter of fiscal 2007, the Company recorded approximately $3.9 million of charges related to the restructuring of the North American operations of our Direct Selling segment in recognition of the recent decline in sales in this channel. These costs were comprised of a $2.4 million charge to cost of goods sold for lease obligations and equipment impairments related to a reduction in seasonal distribution capacity and $1.5 million of severance costs. Of the $1.5 million of severance costs, $0.4 million was recorded in cost of goods sold and $1.1 million was recorded in selling and administrative expense. The Company recorded approximately a $1.0 million impairment charge related to equipment in its North American Wholesale manufacturing facility, which is included in cost of goods sold in the fiscal 2006 financial statements. The Company did not record any restructuring and impairment charges in fiscal 2005. Historically, the Company has reviewed long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment annually and whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. Management determines whether there has been a permanent impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group, to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.

Goodwill and Other Indefinite Lived Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

The Company performs its annual assessment of impairment as of January 31, which is our fiscal year-end date. For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The fair value of the reporting units is derived by calculating the average of the outcome of the two valuation techniques. The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense.

Our assumptions in the discounted cash flow methodology used to support recoverability include the reporting unit’s five year business outlook. The business outlook is a five year projection of the business unit’s financial performance. The business outlook includes the cash generated from the reporting unit and certain assumptions for revenue growth, capital spending and profit margins. This serves as the basis for the discounted cash flow model in determining fair value. Additionally, the discount rate utilized in the cash flow model values the reporting unit to its net present value taking into consideration the time value of money, other investment risk factors and the terminal value of the business. For the terminal value, we used a multiple of earnings before income taxes, depreciation and amortization (“EBITDA”) multiplied by a certain factor for which an independent third party would pay for a similar business in an arms length transaction. In determining this factor we used information that was available for similar transactions executed in the marketplace. The multiple of EBITDA used contemplates among other things the expected revenue growth of the business which in turn would require the use of a higher EBITDA multiple if revenue were expected to grow at a higher rate than normal. The following circumstances could impact the Company’s cash flow and cause further impairments to reported goodwill:

•       unexpected increase in competition resulting in lower prices or lower volumes,

•       entry of new products into the marketplace from competitors,

•       lack of acceptance of the Company’s new products into the marketplace,

•       loss of key employee or customer,

•       significantly higher raw material costs, and

•       macro economic factors

Wholesale Premium

As a result of the Company’s annual assessment of impairment in fiscal 2006, the Company determined that the goodwill balance existing at its Wholesale Premium reporting unit within the Wholesale segment was impaired. In fiscal 2006, the Wholesale Premium reporting unit experienced a substantial decline in operating performance when compared to prior years’ results and budgeted fiscal 2006 expectations. Therefore, the Company recorded a non-cash pre-tax goodwill impairment charge of $42.2 million for the Wholesale Premium reporting unit within the Wholesale segment.

During the second quarter of fiscal 2007, the Company identified a triggering event, which caused us to reassess goodwill impairment for its Wholesale Premium reporting unit within the Wholesale segment. In the Wholesale Premium reporting unit, a business restructuring resulted in a significantly reduced near-term outlook for the businesses that gives effect to the changing business environment which led the Company to perform an impairment analysis of the goodwill in this reporting unit. As a result of this analysis, the goodwill in this reporting unit was determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill. The decrease in the fair value of this reporting unit was due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed. The estimated fair value of the reporting unit was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $25.1 million in the second quarter of fiscal 2007 writing off the remaining goodwill balance of the Wholesale Premium reporting unit in the Wholesale segment.

The table below is a summary of estimated fair values as of January 31, 2006 and July 31, 2006 and the assumptions used in comparison to the carrying values in assessing recoverability for the Company’s Wholesale Premium reporting unit of the Wholesale segment as of January 31, 2006:

	January 31, 2006	July 31, 2006
($'s in millions)
Estimated fair value	$98.1	$86.8
Recorded carrying value of assets	142.7	114.6
Excess (impaired) value to recorded value	$(44.6)	$(27.8)
Assumptions and other information:
Discount rate	13.0%	15.0%
Average revenue growth rate	5.6%	4.3%
Tax rate	39.0%	39.0%
Terminal multiple of EBITDA	6.5	6.0
Capital expenditures	$7.5	$6.9
Goodwill at risk	$25.1	$—
Other long lived assets at risk	$24.8	$23.4

As a result of the reduced near term outlook and the changing business environment discussed above, the discount rate was increased from 13.0% to 15.0% and the terminal multiple of EBITDA was reduced from 6.5 to 6.0. The changes in these assumptions reflect the continued changes in the business environment and adverse business conditions currently experienced. Management believes the adverse conditions currently being experienced are not temporary but reflect the additional risk in the marketplace as a result of additional pricing pressures and competition.

Sterno

As a result of the Company’s annual impairment analyses in fiscal 2006, the Company determined that the goodwill balance existing at its Sterno reporting unit in the Wholesale segment was impaired. In fiscal 2006, the Sterno reporting unit experienced a substantial decline in operating performance when compared to prior years’ results and budgeted fiscal 2006 expectations. Therefore, the Company recorded a non-cash pre-tax goodwill impairment charge of $11.1 million in the Sterno reporting unit of the Wholesale segment.

During the second quarter of fiscal 2007, the Company identified a triggering event, which caused us to reassess the goodwill of the Sterno reporting unit for impairment. In the Sterno reporting unit, the Company’s decision to discontinue sales of a new product line coupled with sharply rising commodity costs led the Company to perform an impairment analysis of goodwill in the reporting unit. As a result of this analysis, the goodwill in this reporting unit was determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill. The decrease in the fair value of the reporting unit was due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed. The estimated fair value of the reporting unit was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $11.7 million in the second quarter of fiscal 2007 in the Wholesale segment.

In the second half of fiscal 2007, the Sterno reporting unit within the Wholesale segment experienced a further decline in operating performance when compared to prior years’ results and budgeted fiscal 2007 expectations. As a result of the fiscal 2007 goodwill impairment assessment the Company recorded a non-cash pre-tax goodwill impairment charge of $12.0 million writing off the remaining goodwill balance of the Sterno reporting unit within the Wholesale segment.

The table below is a summary of estimated fair values as of January 31, 2006, July 31, 2006 and January 31, 2007 and the assumptions used in comparison to the carrying values in assessing recoverability for the Company’s Sterno reporting unit of the Wholesale segment whose fair value was close to its carrying value as of January 31, 2006 and June 30, 2006:

	January 31, 2006	July 31, 2006	January 31, 2007
($'s in millions)
Estimated fair value	$57.0	$45.4	$25.8
Recorded carrying value of assets	67.0	55.6	36.2
Excess (impaired) value to recorded value	$(9.9)	$(10.2)	$(10.4)
Assumptions and other information:
Discount rate	13.0%	13.0%	13.0%
Average revenue growth rate	2.8%	1.8%	2.5%
Tax rate	39.0%	39.0%	39.0%
Terminal multiple of EBITDA	5.0	5.0	5.0
Annual capital expenditures	$3.3	$2.8	$2.9
Goodwill at risk	$23.7	$12.0	$—
Other long lived assets at risk	$8.9	$8.1	$6.1

Miles Kimball

The table below is a summary of estimated fair values as of January 31, 2006 and 2007 and the assumptions used in comparison to the carrying values in assessing recoverability for the Company’s Miles Kimball reporting unit of the Catalog & Internet segment whose fair value was close to its carrying value as of January 31, 2006 and 2007.

	2006	2007
($'s in millions)
Estimated fair value	$149.9	$152.5
Recorded carrying value of assets	143.7	133.4
Excess (impaired) value to recorded value	$6.2	$19.1
Assumptions and other information:
Discount rate	13.0%	13.0%
Average revenue growth rate	4.0%	4.4%
Tax rate	39.0%	39.0%
Terminal multiple of EBITDA	8.5	8.5
Capital expenditures	$10.5	$9.5
Goodwill at risk	$74.5	$74.5
Other long lived assets at risk	$18.3	$19.4

Other

In August 2005, the Company acquired a 100% interest in Boca Java, a small gourmet coffee and tea company. Boca Java sells its products primarily through the internet and is included in the Company’s Catalog & Internet segment. In accordance with SFAS No. 142, the Company has determined that Boca Java represents a separate reporting unit and thus must be reviewed for impairment on a stand alone basis. The Company has completed the January 31, 2007 impairment assessment, which indicated that the goodwill of $1.9 million is fully recoverable. Boca Java is a relatively new operation, which is dependant upon achieving high revenue growth and other operating objectives as well as the continued support and funding from its parent. Should Boca Java fail to meet its revenue and operating objectives or fail to receive the continued support of its parent, its goodwill could be subject to a partial or full impairment.

The Company’s Direct Selling segment has approximately $2.3 million of goodwill. The January 31, 2007 impairment assessment of this segment indicates that the goodwill is fully recoverable. The Direct Selling segment currently generates a significant amount of cash flows: therefore the estimated fair value exceeds its carrying value by a wide margin.

As discussed in Note 4 to the Consolidated Financial Statements, the Company sold its European seasonal and everyday decorations businesses, Kaemingk, Edelman and Euro-Decor, in the first half of fiscal 2007, which resulted in a reduction in goodwill attributable to these businesses totaling $66.5 million.

If actual revenue growth, profit margins, costs and capital spending should differ significantly from the assumptions included in our business outlook used in the cash flow models the reporting unit’s fair value could fall significantly below expectations and additional impairment charges could be required to write down goodwill to its fair value and if necessary other long lived assets could be subject to a similar fair value test and possible impairment. Long lived assets represent primarily fixed assets and other long term assets excluding goodwill and other intangibles.

There are two main assumptions that are used for the discounted cash flow analysis: First, the discount rate and second the terminal multiple. This discount rate is used to value the gross cash flows expected to be derived from the business to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. For the terminal multiple, we used earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiplied by a certain factor for which an independent third party would pay for a similar business in an arms length transaction. In determining this factor we used information that was available for similar transactions executed in the marketplace. The multiple of EBITDA used contemplates among other things, the expected revenue growth of the business which in turn would require the use of a higher EBITDA multiple if revenue were expected to grow at a higher rate than normal. A change in the discount rate is often used by management to alter or temper the discounted cash flow model if there is a higher degree of risk that the business outlook objectives might not be achieved. These risks are often based upon the business units past performance, competition, confidence in the business unit management, position in the marketplace, acceptance of new products in the marketplace and other macro and micro economic factors surrounding the business.

If management feels there is additional risk associated with the business outlook it will adjust the discount rate and terminal value accordingly. The terminal value is generally a multiple of EBITDA and is discounted to its net present value using the discount rate. Capital expenditures are included and are consistent with the historical business trend plus any known significant expenditures. If the outlook for the Miles Kimball reporting unit as of January 31, 2007 was to be less optimistic than we had assumed in our valuation model, whereby we increased the discount rate by 1% and decreased the terminal multiple by one, the fair value of the Miles Kimball reporting unit would have decreased by $16.5 million. This reduction in fair value would not have caused the Company to perform a step two test for impairment as the fair value of the business would still exceed its carrying value. Conversely, if the outlook for the Miles Kimball reporting unit as of January 31, 2007 was more optimistic than we had assumed in our valuation model, whereby we decreased the discount rate by 1% and increased the terminal multiple by one, the fair value of the Miles Kimball reporting unit Catalog & Internet segment would have increased by $18.2 million.

Trade Names and Trademarks

The Company’s trade name and trademark intangible assets relate to the Company’s acquisitions of Miles Kimball and Walter Drake in fiscal 2004 and are reported in the Company’s Catalog & Internet Segment. The Company has approximately $28.1 million in trade names and trademarks as of January 31,

2007, whose fair value was determined at the dates of acquisition. The fair value of these trade names and trademarks as of January 31, 2007 was $31.9 million.

The Company performs its annual assessment of impairment for indefinite-lived intangible assets as of January 31, which is our fiscal year-end. The Company uses the relief from royalty method to estimate the fair value for indefinite-lived intangible assets. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the income approach or discounted cash flow methodology used to determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is equal to the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements using an intellectual property data base. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than “book” or accounting profits.

The two primary assumptions used in the relief from royalty method are the discount rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and micro economic factors surrounding the business. A change in the discount rate is often used by management to alter or temper the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and micro economic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations this could result in an impairment of our indefinite-lived intangible assets. If as of January 31, 2007, the discount rate would have increased and the royalty rate would have decreased by 1%, respectively, the fair value of the Catalog & Internet trade names and trademarks would have decreased by $15.9 million to $16.0 million. This decrease would have required the Company to take an impairment charge of $12.1 million to write-down its indefinite lived intangibles to its estimated fair value. Conversely, if the discount rate would have decreased and the royalty rate would have increased by 1%, respectively, the fair value of the Catalog & Internet trade names and trademarks would have increased by $19.3 million to $51.2 million.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statements of earnings. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for the potential tax assessments, primarily recorded in long-

term liabilities total $9.2 million and $9.9 million at January 31, 2006 and 2007, respectively. Accruals relate to tax issues for U.S. federal, domestic state and taxation of foreign earnings.

As of January 31, 2007, the Company, in accordance with APB Opinion 23, Accounting for Income Taxes, Special Areas, determined that $48.8 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax expense of $12.6 million was recorded as a reduction to the Company’s net income on these undistributed earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

Impact of Adoption of Recently Issued Accounting Standards

During the first quarter of fiscal 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and SFAS No. 156, “Accounting for Servicing of Financial Instruments—an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The Company plans to adopt both standards on February 1, 2007. The Company does not expect the adoption of the standards to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The Interpretation is effective for the Company beginning no later than February 1, 2007. The Company has not yet adopted the Interpretation and has not completed the analysis to determine the effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 158 requires the Company to recognize the funded status of its defined benefit plan as an asset or liability on the financial statements and the changes in the funded status, net of tax, within accumulated other comprehensive income, to the extent these changes are not recognized in earnings as components of periodic net benefit cost. Additionally, SFAS No. 158 requires the plan’s funded status to be measured as of the end of the Company’s fiscal year. The Company has adopted these provisions as of January 31, 2007 and the effect did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  This issuance eliminates the diversity in practice in quantifying financial statement misstatements. SAB No. 108 establishes the approach that requires the Company to quantify the misstatement on each of the financial statements and related disclosures. The Company has adopted this provision as of January 31, 2007 and the effect did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s consolidated financial position, annual results of operations or cash flows has not been determined.

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

Interest Rate Risk

The Company is subject to interest rate risk on both variable rate debt and its investments in auction rate securities. As of January 31, 2007, the company is subject to interest rate risk on approximately $8.1 million of variable rate debt. A 1-percentage point increase in the interest rate would impact pre-tax earnings by approximately $0.1 million if applied to the total. As of January 31, 2007, the Company held $129.7 million of short-term investments, which consist of auction rate securities and variable rate demand obligations. A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $1.3 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of its outstanding 7.90% Senior Notes, which mature on October 1, 2009. This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes. At January 31, 2006 and 2007, there was $3.0 million and $2.1 million, respectively, remaining to be amortized

Foreign Currency Risk

The Company uses foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedged the net assets of certain of its foreign operations through foreign currency forward contracts during fiscal 2006. The Company did not continue to hedge the net assets of its foreign operations during fiscal 2007. The net after-tax gain related to the derivative net investment hedge instruments recorded in accumulated other comprehensive income (loss) (“OCI”) totaled $1.8 million at January 31, 2007.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in OCI until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Amounts included in accumulated OCI at January 31, 2007 are immaterial and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

Foreign Currency Risk (continued)

The following table provides information about the Company’s foreign exchange forward and options contracts at January 31, 2007:

	US Dollar	Average	Estimated
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Fair Value
Canadian Dollar	$5,300	0.88	$194
Euro	6,650	1.31	(90)
	$11,950		$104

The foreign exchange contracts outstanding have maturity dates through September 2007.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.

Greenwich, Connecticut

We have audited the accompanying consolidated balance sheets of Blyth, Inc. and subsidiaries (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of earnings (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blyth, Inc. and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 13, 2007

BLYTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of January 31,
	2006	2007
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$242,068	$103,808
Short-term investments	—	129,725
Accounts receivable, less allowance for doubtful receivables $3,892 in 2006 and $1,533 in 2007	109,857	35,040
Inventories	237,753	148,321
Prepaid and other	35,643	33,317
Assets held for sale	3,027	—
Deferred income taxes	20,645	29,707
Total current assets	648,993	479,918
Property, plant and equipment, at cost:
Land and buildings	173,526	122,367
Leasehold improvements	18,303	14,303
Machinery and equipment	204,138	156,877
Office furniture, data processing equipment and software	92,834	71,524
Construction in progress	1,966	3,573
	490,767	368,644
Less accumulated depreciation	264,941	209,160
	225,826	159,484
Other assets:
Investment	3,397	3,610
Goodwill	185,127	78,682
Other intangible assets, net of accumulated amortization of $5,917 in 2006 and $7,750 in 2007	37,183	35,350
Deposits and other assets	15,994	17,594
	241,701	135,236
Total assets	$1,116,520	$774,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$25,772	$—
Current maturities of long-term debt	1,049	987
Accounts payable	75,735	56,450
Accrued expenses	93,000	77,738
Income taxes payable	14,296	4,925
Total current liabilities	209,852	140,100
Deferred income taxes	39,383	35,002
Long-term debt, less current maturities	344,921	214,792
Other liabilities	28,540	21,051
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,528,060 shares in 2006 and 50,637,060 shares in 2007	1,010	1,013
Additional contributed capital	127,580	129,367
Retained earnings	657,983	534,897
Accumulated other comprehensive income (loss)	(1,935)	22,130
Treasury stock, at cost, 9,533,416 shares in 2006 and 11,335,798 shares in 2007	(287,744)	(323,714)
Unearned compensation on restricted stock	(3,070)	—
Total stockholders’ equity	493,824	363,693
Total liabilities and stockholders’ equity	$1,116,520	$774,638

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	For the year ended January 31,
	2005	2006	2007
	(In thousands, except per share data)
Net sales	$1,301,365	$1,254,261	$1,220,611
Cost of goods sold	606,777	618,476	623,942
Gross profit	694,588	635,785	596,669
Selling	423,540	411,289	409,742
Administrative	126,265	126,068	122,471
Goodwill impairment	—	53,261	48,812
	549,805	590,618	581,025
Operating profit	144,783	45,167	15,644
Other expense (income):
Interest expense	18,936	20,602	19,074
Interest income	(1,947)	(2,235)	(7,398)
Foreign exchange and other	(474)	356	(1,401)
	16,515	18,723	10,275
Earnings from continuing operations before income taxes and minority interest	128,268	26,444	5,369
Income tax expense	46,162	6,379	2,664
Earnings from continuing operations before minority interest	82,106	20,065	2,705
Minority interest expense (income)	(258)	(466)	150
Earnings from continuing operations	82,364	20,531	2,555
Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $6,760 in 2005, $1,396 in 2006 and ($3,985) in 2007	14,150	4,326	(105,728)
Net earnings (loss)	$96,514	$24,857	$(103,173)
Basic:
Earnings from continuing operations per common share	$1.91	$0.50	$0.06
Earnings (loss) from discontinued operations per common share	0.33	0.11	(2.66)
Net earnings (loss) per common share	$2.24	$0.61	$(2.59)
Weighted average number of shares outstanding	43,136	40,956	39,781
Diluted:
Earnings from continuing operations per common share	$1.89	$0.50	$0.06
Earnings (loss) from discontinued operations per common share	0.32	0.11	(2.64)
Net earnings (loss) per common share	$2.22	$0.60	$(2.58)
Weighted average number of shares outstanding	43,556	41,176	40,057

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common stock	Additional contributed capital	Retained earnings	Treasury stock	Unearned compensation	Accumulated other comprehensive income (loss)	Total
	(In thousands)
Balance at February 1, 2004	999	107,965	570,171	(105,389)	—	15,224	588,970
Net earnings for the year			96,514				96,514
Foreign currency translation adjustments						21,311	21,311
Unrealized gain on certain investments (net of tax of $75)						135	135
Net loss on cash flow hedging instruments (net of tax of $280)						(568)	(568)
Comprehensive income							117,392
Common stock issued in connection with long-term incentive plan	8	9,463					9,471
Tax benefit from stock options		720					720
Dividends paid ($0.36 per share)			(15,529)				(15,529)
Treasury stock purchases				(179,675)			(179,675)
Balance at January 31, 2005	1,007	118,148	651,156	(285,064)	—	36,102	521,349
Net earnings for the year			24,857				24,857
Foreign currency translation adjustments						(40,946)	(40,946)
Minimum pension liability adjustment (net of tax $578)						(1,347)	(1,347)
Unrealized gain on certain investments (net of tax of $167)						948	948
Net gain on cash flow hedging instruments (net of tax of $842)						1,530	1,530
Net gain on net investment hedging instruments (net of tax $1,090)						1,778	1,778
Comprehensive income (loss)							(13,180)
Common stock issued in connection with long-term incentive plan	3	3,570					3,573
Tax benefit from stock options		315					315
Issuance of restricted stock, net of cancellations		5,547		(609)	(4,938)		—
Amortization of unearned compensation					1,868		1,868
Dividends paid ($0.44 per share)			(18,030)				(18,030)
Treasury stock purchases				(2,071)			(2,071)
Balance at January 31, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net (loss) for the year			(103,173)				(103,173)
Foreign currency translation adjustments						21,413	21,413
Unrealized gain on certain investments (net of tax of $195)						319	319
Net gain on cash flow hedging instruments (net of tax of $36)						67	67
Reversal of minimum pension liability (net of tax of $578) due to sale of Edelman and Euro-Decor						1,347	1,347
Reclassification of unearned compensation		(3,070)			3,070		—
Comprehensive income (loss)							(80,027)
Common stock issued in connection with long-term incentive plan	3	2,472					2,475
Tax benefit from stock options		118					118
Restricted stock net of cancellations		982		(982)			—
SFAS 158 adoption adjustment (net of tax $563)						919	919
Amortization of unearned compensation		1,285					1,285
Dividends paid ($.50 per share)			(19,913)				(19,913)
Treasury stock purchases				(34,988)			(34,988)
Balance at January 31, 2007	$1,013	$129,367	$534,897	$(323,714)	$—	$22,130	$363,693

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended January 31,
	2005	2006	2007
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$96,514	$24,857	$(103,173)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations	—	—	80,865
Depreciation and amortization	35,600	35,875	34,630
Loss on disposition of fixed assets	1,070	3,212	1,304
Loss on impairment of fixed assets	—	—	2,736
(Gain) loss on sale of business	(364)	1,620	—
Tax benefit from stock options	720	315	—
Amortization of unearned compensation on restricted stock	—	1,868	1,285
Deferred income taxes	12,407	(12,923)	(9,200)
Equity in (earnings) losses of investee	(319)	50	(214)
Minority interest	(528)	(767)	(514)
Goodwill impairment charges	—	53,261	48,812
(Gain) loss on sale of assets held for sale	(128)	1,159	79
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	10,106	2,490	43,966
Inventories	(3,391)	(13,841)	29,837
Prepaid and other	(14,050)	6,676	(12,905)
Deposits and other assets	(1,235)	(248)	1,280
Accounts payable	(3,199)	(1,406)	(8,739)
Accrued expenses	(12,496)	3,042	(6,284)
Other liabilities	6,565	(4,029)	(2,809)
Income taxes	11,250	5,612	(6,640)
Net cash provided by operating activities	138,522	106,823	94,316
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,976)	(17,272)	(17,714)
Purchases of short-term investments	—	—	(1,463,335)
Proceeds from sales of short-term investments	—	—	1,333,611
Purchases of long-term investments	(21,000)	—	—
Proceeds from sales of long-term investments	21,000	—	—
Proceeds from sales of assets held for sale	3,718	—	5,550
Proceeds from sales of businesses, net of cash disposed	9,752	7,645	87,822
Purchase of businesses, net of cash acquired	(54,221)	(7,121)	(6,654)
Net cash used in investing activities	(61,727)	(16,748)	(60,720)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,471	3,706	2,475
Tax benefit from stock options	—	—	118
Purchases of treasury stock	(179,675)	(2,071)	(34,988)
Borrowings from bank line of credit	158,761	140,794	34,172
Repayments on bank line of credit	(187,649)	(117,950)	(41,188)
Borrowings on long-term debt	—	69,406	—
Repayments on long-term debt	(5,044)	(4,944)	(120,338)
Payments on capital lease obligations	—	—	(309)
Dividends paid	(15,529)	(18,030)	(19,913)
Net cash provided by (used in) financing activities	(219,665)	70,911	(179,971)
Effect of exchange rate changes on cash	4,839	(10,613)	8,115
Net increase (decrease) in cash and cash equivalents	(138,031)	150,373	(138,260)
Cash and cash equivalents at beginning of year	229,726	91,695	242,068
Cash and cash equivalents at end of year	$91,695	$242,068	$103,808
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$22,380	$23,976	$22,615
Income taxes, net of refunds	37,270	23,565	22,942
Non-cash transactions:
Notes received for sales of assets	$—	$2,000	$2,936
Capital leases for equipment	—	—	1,142

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Blyth, Inc. and its direct and indirect subsidiaries, (the “Company”). The Company consolidates entities in which it owns or controls more than 50% of the voting shares and investments where the Company has been determined to be the primary beneficiary. The unowned portion is reflected as minority interest. Investments in companies that are not consolidated are reported using the equity method and are recorded in other assets in the Consolidated Balance Sheets. All inter-company balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The Company’s international subsidiaries use their local currency as their functional currency. Therefore, all balance sheet accounts of international subsidiaries are translated into U.S. dollars at the year-end rates of exchange, and statement of earnings items are translated at the weighted average exchange rates for the period. Resulting translation adjustments are included in accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions, which are included in income, were not material.

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

The Company hedged the net assets of certain of its foreign operations through foreign currency forward contracts during fiscal 2006. The Company did not continue to hedge the net assets of its foreign operations during fiscal 2007. The net after-tax gain related to the derivative net investment hedge instruments recorded in accumulated other comprehensive income (loss) (“OCI”) totaled $1.8 million at January 31, 2007.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in OCI until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Amounts included in accumulated OCI at January 31, 2007 are immaterial and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of its outstanding 7.90% Senior Notes, which mature on October 1, 2009. This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes. At January 31, 2006 and 2007, there was $3.0 million and $2.1 million, respectively, remaining to be amortized.

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

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Amounts due from credit card companies of $1.6 million and $1.2 million for the settlement of credit card transactions are included in cash equivalents as of January 31, 2007 and 2006, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The elements of cost are primarily material, labor and overhead.

Shipping and Handling

The Company classifies shipping and handling fees billed to customers as revenue, and shipping and handling costs are classified as cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation expense for fiscal 2006 and 2007 was $33.8 million and $32.8 million, respectively. Depreciation is provided principally by use of the straight-line method for financial reporting purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The Company records gains and losses from the sale of property, plant and equipment in operating profit.

The principal estimated lives used in determining depreciation are as follows:

Buildings	27 to 40 years
Leasehold improvements	5 to 10 years
Machinery and equipment	5 to 12 years
Office furniture, data processing equipment and software	3 to 7 years

Goodwill and Other Indefinite Lived Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment assessment, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment as of January 31, which is our fiscal year-end. For goodwill, the first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a combination of valuation techniques, namely the discounted

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

cash flow methodology and the market multiple methodology. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense. (See Note 10 to the Consolidated Financial Statements)

Impairment of Long-Lived Assets

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and OCI. Accumulated OCI is comprised of foreign currency cumulative translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, the net gains and losses on cash flow hedging instruments and net investment hedges and minimum pension liability and SFAS 158 adoption adjustment. The Company reports, by major components and as a single total, the change in comprehensive income (loss) during the period as part of the Consolidated Statements of Stockholders’ Equity.

The following table presents the components of the Company’s accumulated other comprehensive income (loss), net of tax, for the years ended January 31, 2006 and 2007:

	Foreign	Unrealized	Net gain	Net gain	Minimum	SFAS	Accumulated
	currency	gain (loss)	(loss) on	on net	pension	158	other
	translation	on certain	cash flow	investment	liability	adoption	comprehensive
	adjustments	investments	hedges	hedges	adjustment	adjustment	income (loss)
	(In thousands)
Balance at January 31, 2006	$(2,887)	$543	$(22)	$1,778	$(1,347)	$—	$(1,935)
Balance at January 31, 2007	$18,526	$862	$45	$1,778	$—	$919	$22,130

Income Taxes

Income tax expense is based on taxable income, statutory tax rates and the impact of non-deductible items. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The management of the Company periodically estimates the probable tax obligations of the corporation using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

As of January 31, 2007, the Company, in accordance with APB Opinion 23, Accounting for Income Taxes, Special Areas, has determined that $48.8 million of undistributed foreign earnings are not reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax expense of $12.6 million was recorded as a reduction to the Company’s net earnings on these undistributed earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

Revenue Recognition

Revenue recognition—Revenues consist of sales to customers, net of returns and allowances. The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer.

Generally, sales orders are received via signed customer purchase orders with stated fixed prices based on published price lists. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. Should market conditions decline, the Company may increase customer incentives with respect to future sales. The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required. In some instances, the Company receives payment in advance of product delivery. Such advance payments occur primarily in our direct selling and direct marketing channels and are recorded as deferred revenue. Upon delivery of product for which advance payment has been made, the related deferred revenue is reclassified to revenue.

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

Employee Stock Option Plans

The Company has share-based compensation plans as described in Note 17 to the Consolidated Financial Statements. On February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” (SFAS No. 123(R)) using the modified prospective application transition method, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight line basis over the requisite service period of the award based on their grant date fair value. The consolidated financial statements as of January 31, 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). As a result of the adoption of SFAS 123(R), $3.1 million of unearned compensation recorded in stockholders’ equity as of February 1, 2006 was reclassified to and reduced the balance of additional contributed capital.

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefits.

Direct-response advertising relates to the Company’s Miles Kimball business and consists primarily of the costs to produce direct-mail order catalogs that include order forms for the Company’s products. The capitalized production costs are amortized for each specific catalog mailing over the period following catalog distribution in proportion to revenues (orders) received, compared to total estimated revenues for that particular catalog mailing. The amortization period is generally from three to six months and does not exceed twelve months. Deferred direct-response advertising costs of $5.0 million and $4.7 million were reported as assets at January 31, 2006 and January 31, 2007, respectively.

In certain of the Company’s Wholesale and Direct Selling businesses, catalog production costs are capitalized and expensed as the catalogs are distributed, generally over less than a twelve month period. The Consolidated Balance Sheets reflect approximately $1.0 million of these costs at January 31, 2006 and 2007.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.   Summary of Significant Accounting Policies (Continued)

Reclassification

In fiscal 2006, the Company recorded a pre-tax loss of $1.6 million from the sale of our Impact Plastics business (See Note 4 to the Consolidated Financial Statements). This loss was originally recorded in “Foreign exchange and other” in the Consolidated Statement of Earnings (Loss) in fiscal 2006 but should have been included as a component of operating profit. The Company has corrected the classification of the $1.6 million loss by recording it in the “Administrative” line in our Consolidated Statements of Earnings (Loss) for fiscal 2006. The following table displays the impact to the individual line items of the Consolidated Statements of Earnings (Loss).

	Fiscal 2006
	Originally Reported	As Now Reported
	(In thousands)
Administrative	$124,448	$126,068
Operating Profit	46,787	45,167
Foreign exchange and other	(1,976)	(356)

During fiscal 2007, the Company sold the Wholesale Europe businesses including, Kaemingk, Edelman, Euro-Decor, Colony and Gies and accordingly, the results of operations for these businesses have been reclassified as discontinued operations for all periods presented (See Note 4 to the Consolidated Financial Statements).

Note 2.   New Accounting Pronouncements

During the first quarter of fiscal 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and SFAS No. 156, “Accounting for Servicing of Financial Instruments—an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The Company plans to adopt both standards on February 1, 2007. The Company does not expect the adoption of the standards to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The Interpretation is effective for the Company beginning no later than February 1, 2007. The Company has not yet adopted the Interpretation and has not completed the analysis to determine the effect on the Company’s financial statements.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2.   New Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 158 requires the Company to recognize the funded status of its defined benefit plan as an asset or liability on the financial statements and the changes in the funded status, net of tax, within accumulated other comprehensive income, to the extent these changes are not recognized in earnings as components of periodic net benefit cost. Additionally, SFAS No. 158 requires the plan’s funded status to be measured as of the end of the Company’s fiscal year. The Company has adopted these provisions as of January 31, 2007 and the effect did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  This issuance eliminates the diversity in practice in quantifying financial statement misstatements. SAB No. 108 establishes the approach that requires the Company to quantify the misstatement on each of the financial statements and related disclosures. The Company has adopted this provision as of January 31, 2007 and the effect did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s consolidated financial position, annual results of operations or cash flows has not been determined.

Note 3.   Business Acquisitions

On August 15, 2005, the Company acquired a 100% interest in Boca Java, a small gourmet coffee and tea company. The results of operations of Boca Java, which were not material, are included in the Consolidated Statements of Earnings (Loss) of the Company since August 16, 2005. For segment reporting purposes, Boca Java is included in the Catalog & Internet segment.

Note 4.   Business Divestitures and Discontinued Operations

Discontinued Operations

In March 2006, the Company announced its intention to evaluate additional strategic opportunities identified since the September 2005 announcement of the proposed spin off of the entire Wholesale segment, and stated that the focus would likely be on one or more of the European wholesale businesses.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4.   Business Divestitures and Discontinued Operations (Continued)

On April 12, 2006, the Company sold its European seasonal decorations business, Kaemingk B.V. (“Kaemingk”), in the Wholesale segment for $41.2 million, to an entity controlled by the management of Kaemingk. On June 16, 2006, the Company sold its European everyday home, garden and seasonal business, Edelman B.V. (“Edelman”), and its European gift and florist products business, Euro-Decor B.V. (“Euro-Decor”), both in the Wholesale segment for $38.5 million, to an entity with which members of the management of Edelman and Euro-Decor are affiliated. On August 17, 2006, the Company sold its European mass candle business, Gies, which was part of the Wholesale segment for $31.6 million. On December 20, 2006, the Company sold its European premium candle business, Colony for $1.2 million. Accordingly, these businesses have all been reported as discontinued operations for all periods presented in the Consolidated Statements of Earnings (Loss).

Included in the earnings (loss) from discontinued operations in the Consolidated Statements of Earnings (Loss) for the years ended January 31, 2005, 2006 and 2007 are the following

	2005	2006	2007
	(In thousands)
Net Sales	$284,932	$318,814	$108,134
Income (loss) from discontinued operations, net of tax	14,150	4,326	(24,863)
Gain (loss) on sale of discontinued operations, net of tax	$—	$—	$(80,865)

Included in the earnings (loss) from discontinued operations were a net operating income related to Kaemingk of $8.2 million and $7.9 million, for fiscal 2005 and 2006, respectively, and a net operating loss of $0.3 million for fiscal 2007. In fiscal 2007, the Company recorded a non-tax deductible loss on sale of discontinued operations of $18.4 million on the sale of Kaemingk.

Included in the earnings (loss) from discontinued operations were net operating income related to Edelman and Euro-Decor of $4.9 million and $4.3 million, for fiscal 2005 and 2006, respectively, and a net operating loss of $2.2 million for fiscal 2007. In the first quarter of fiscal 2007, the Company recorded a non-tax deductible goodwill impairment charge of $16.7 million related to these businesses, which has been included in the loss on sale of discontinued operations. In fiscal 2007, the Company recorded a non-taxable gain on the sale of Edelman and Euro-Decor of $2.1 million.

Included in the earnings (loss) from discontinued operations were net operating income related to Gies of $2.7 million in fiscal 2005, and net operating losses of $2.8 million and $9.9 million, in fiscal 2006 and 2007, respectively. Also included in the loss on sale of discontinued operations for fiscal 2007 was a net of tax loss on the sale of Gies of $28.0 million, which included a non-taxable charge for the impairment of the Gies business.

Included in the earnings (loss) from discontinued operations were net operating losses related to Colony of $1.6 million, $5.1 million and $12.4 million, respectively, for fiscal 2005, 2006 and 2007. Also included in the loss on sale of discontinued operations for fiscal 2007 was a net of tax loss of $19.9 million for the sale of the Colony business.

During fiscal 2005, the Company divested its decorative gift bag business, Jeanmarie Creations, in the Wholesale segment through a sale to Jeanmarie’s senior management and associated investors for $10.0 million in cash. The sale resulted in a taxable gain of approximately $4.0 million. In addition, $3.6 million

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4.   Business Divestitures and Discontinued Operations (Continued)

of goodwill attributable to Jeanmarie, which was not tax deductible, was disposed of as part of this divesture.

During fiscal 2006, the Company sold its seasonal decorations business, Impact Plastics, in the Wholesale segment for approximately $7.6 million in cash and a promissory note of $2.0 million. The sale resulted in a pre-tax loss of approximately $1.6 million, which included the write-off of $7.8 million of goodwill attributable to Impact as a result of the sale. The loss of $1.6 million was recorded in administrative expenses in the Consolidated Statements of Earnings (Loss).

Note 5.   Restructuring and Impairment Charges

In the third quarter of fiscal 2007, the Company approved a restructuring plan for its North American mass channel home fragrance business in the Wholesale segment. The major components of the restructuring plan are the closing of our Tijuana, Mexico manufacturing facility, the elimination of less profitable customers, the streamlining of the stock keeping unit (“SKU”) base of the mass business, the outsourcing of certain products currently being manufactured and head count reductions.

In the third quarter of fiscal 2007, the Company announced that it would be closing its Tijuana, Mexico manufacturing facility. In addition, we began to identify less profitable customers and to streamline the SKU base. These initial steps of the restructuring project resulted in fiscal 2007 third quarter charges totaling $5.2 million. The charges consisted of inventory write-downs of $3.9 million, equipment impairments of $0.6 million and severance costs, of approximately $0.3 million which were charged to cost of goods sold, while the remaining $0.4 million related to severance was charged to administrative expense.

In the fourth quarter of fiscal 2007, the Company recorded an additional $14.9 million of charges related to the restructuring of our North American mass channel home fragrance business. In the fourth quarter we completed the identification and notification of less profitable customers that would be eliminated. In addition, the remaining SKU’s to be discontinued were identified and the determination of net realizable value was made in the fourth quarter. As a result of these restructuring steps a $12.1 million charge was recorded in cost of goods sold to adjust excess and obsolete inventory to its estimated net realizable value. The remainder of the fourth quarter charges of $2.8 million consisted primarily of equipment impairments of $2.1 million and severance of $0.7 million charged to cost of goods sold. Employee terminations totaled 149 in fiscal 2007 related to this restructuring.

These restructuring efforts are expected to continue into fiscal 2008, with additional charges related to severance and equipment impairment estimated to be in a range of $6.0 million - $10.0 million.

Also, during the fourth quarter of fiscal 2007 the Company recorded approximately $3.9 million of charges related to the restructuring of the North American operations of our Direct Selling segment in recognition of the recent decline in sales in this channel. These costs were comprised of a $2.4 million charge to cost of goods sold for lease obligations and equipment impairments related to a reduction in seasonal distribution capacity and $1.5 million of severance costs associated with the termination of 91 employees. Of the $1.5 million of severance costs, $0.4 million was recorded in cost of goods sold and $1.1 million was recorded in selling and administrative expense.

Of the $24.0 million of restructuring costs recorded in fiscal 2007, approximately $2.0 million of accrued liabilities was included in the Consolidated Balance Sheets at January 31, 2007, relating entirely to severance costs.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5.   Restructuring and Impairment Charges (Continued)

The Company recorded an approximately $1.0 million impairment charge related to equipment in its North American Wholesale manufacturing facility, which is included in cost of goods sold in the fiscal 2006 financial statements.

The following is a tabular rollforward of the restructuring charges described above that were recorded on the balance sheet of the Company:

	Severance Costs
	Wholesale Segment	Direct Selling Segment	Total
	(In thousands)
Balance at January 31, 2006	$—	$—	$—
Charges incurred in 2007	1,395	1,541	2,936
Payments made against 2007 charges	(926)	—	(926)
Balance at January 31, 2007	$469	$1,541	$2,010

Note 6.   Short-Term Investments

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company’s short-term investments consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. Our short-term investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 49 days. Despite the long-term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in 49 days or less. Management’s intent is to hold these securities as liquid assets convertible to cash for applicable operational needs as they may arise.

At January 31, 2007, the Company held $129.7 million of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. There were no short-term investments outstanding at January 31, 2006.

Short-term investments by contractual maturity are as follows (in thousands):

	January 31, 2006	January 31, 2007
Due within one year	$—	$7,000
Due between one and five years	—	—
Due after ten years	—	122,725
Total	$—	$129,725

There were no gross realized or unrealized holding gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

Note 7.   Assets Held for Sale

During fiscal 2005, the Colorado Springs facility, purchased as part of the Walter Drake acquisition, became available for sale. During fiscal 2006, the Company recorded an impairment of $1.2 million on the facility due to the deterioration of local real estate market. The facility was sold on April 7, 2006 for $2.9 million, net of related transaction costs, and resulted in an additional loss of approximately $0.1 million. The building was classified as assets held for sale in the Consolidated Balance Sheets as of January 31, 2006.

For BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8.   Inventories

The major components of inventories are as follows:

	January 31,
	2006	2007
	(In thousands)
Raw materials	$31,954	$22,462
Work in process	361	90
Finished goods	205,438	125,769
Total	$237,753	$148,321

Note 9.   Prepaid and Other

Prepaid and other consists of the following:

	January 31,
	2006	2007
	(In thousands)
Income and other taxes	$5,285	$8,594
Catalogs	6,053	5,687
Other	24,305	19,036
Total	$35,643	$33,317

Note 10.   Goodwill and Other Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

The Company performs its annual assessment of impairment as of January 31, which is our fiscal year-end date. For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. The fair value of the reporting units is derived by calculating the average of the outcome of the two valuation techniques described above. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

During the second quarter of fiscal 2007, the Company identified triggering events which caused us to reassess goodwill for impairment in two reporting units within the Wholesale segment. In the Sterno

For BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10.   Goodwill and Other Intangibles (Continued)

reporting unit, the Company’s decision to discontinue sales of a new product line coupled with sharply rising commodity costs led the Company to perform an impairment analysis of goodwill in the reporting unit. In the Wholesale Premium reporting unit, a business restructuring resulted in a significantly changed near-term outlook for the businesses that gives effect to the changing business environment led the Company to perform an impairment analysis of the goodwill in this reporting unit.  As a result of these analyses, the goodwill in both reporting units was determined to be impaired, as the fair value of the reporting units was less than the carrying values of the reporting units including goodwill. The decrease in the fair value of the reporting units was due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed. The estimated fair value of the reporting units was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $36.8 million in the second quarter of fiscal 2007, in the Wholesale segment.

As discussed in Note 4 to the Consolidated Financial Statements, the Company sold its European seasonal and everyday decorations businesses, Kaemingk, Edelman and Euro-Decor, in the first half of fiscal 2007, which resulted in a reduction in goodwill attributable to these businesses totaling $66.5 million.

As a result of the Company’s annual fourth quarter impairment analyses in fiscal 2006 and 2007, the Company determined that goodwill balances existing at reporting units in the Wholesale segment were impaired. In fiscal 2006, the reporting units experienced a substantial decline in operating performance when compared to prior years’ results and budgeted fiscal 2006 expectations and beyond. Therefore, the Company recorded a non-cash pre-tax goodwill impairment charge of $53.3 million in the Wholesale segment in fiscal 2006. In the second half of fiscal 2007, the remaining reporting unit within the Wholesale segment experienced a further decline in operating performance when compared to prior years’ results and budgeted fiscal 2007 expectations. As a result of the fiscal 2007 goodwill impairment assessment, the Company recorded a non-cash pre-tax goodwill impairment charge of $12.0 million writing off the remaining goodwill balance within the Wholesale segment.

The fair values of the reporting units were estimated using a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology as described above.The following table shows changes in the carrying amount of goodwill for the years ended January 31, 2006 and 2007, by operating segment:

For BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10.   Goodwill and Other Intangibles (Continued)

		Catalog
	Direct Selling	& Internet	Wholesale	Total
	(In thousands)
Goodwill at February 1, 2005	$307	$74,522	$171,353	$246,182
Kaemingk earn out payment			3,932	3,932
Goodwill disposed of related to the sale of Impact Plastics			(7,839)	(7,839)
Impairment charge			(53,261)	(53,261)
Edelman and Euro-Decor deferred tax adjustments			1,377	1,377
Edelman and Euro-Decor acquisition costs			22	22
Additional investment in Two Sisters Gourmet	1,991			1,991
Boca Java acquisition		1,786		1,786
Foreign currency translation adjustment			(9,063)	(9,063)
Total adjustments	1,991	1,786	(64,832)	(61,055)
Goodwill at January 31, 2006	$2,298	$76,308	$106,521	$185,127
Euro-Decor pension adjustment			6,659	6,659
Kaemingk earn out payment			212	212
Impairment charges			(48,812)	(48,812)
Goodwill disposed of related to the sale of:				—
Kaemingk			(31,775)	(31,775)
Edelman and Euro-Decor			(34,736)	(34,736)
Boca Java adjustment		76		76
Foreign currency translation adjustment			1,931	1,931
Total adjustments	—	76	(106,521)	(106,445)
Goodwill at January 31, 2007	$2,298	$76,384	$—	$78,682

Other intangible assets consisted of the following (In thousands):

	January 31, 2006			January 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	5,917	9,083	15,000	7,750	7,250
Total	$43,100	$5,917	$37,183	$43,100	$7,750	$35,350

Amortization is being recorded on an accelerated basis over the estimated lives of the customer lists ranging from 10 to 12 years. Amortization expense was $2.1 million in fiscal 2006 and $1.8 million in fiscal 2007. Estimated amortization expense for the next five fiscal years is as follows:  $1.5 million, $1.5 million, $1.1 million, $1.0 million, and $0.8 million. The weighted average remaining life of the Company’s customer lists was 7.5 years at January 31, 2007.

For BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11.   Accrued Expenses

Accrued expenses consist of the following:

	January 31,
	2006	2007
	(In thousands)
Compensation and certain benefits	$17,800	$17,606
Deferred revenue	17,085	10,465
Promotional expenses	18,429	14,657
Taxes, other than income	9,491	5,267
Interest payable	8,243	6,173
Self-insurance reserves	4,038	3,226
Other	17,914	20,344
Total	$93,000	$77,738

Note 12.   Long-Term Debt

Long-term debt consists of the following:

	January 31,
	2006	2007
	(In thousands)
7.90% Senior Notes	$149,633	$97,701
5.50% Senior Notes	99,835	99,856
Credit Facilities	75,777	3,828
Other	20,725	14,394
	345,970	215,779
Less current maturities	(1,049)	(987)
	$344,921	$214,792

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005. The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants. The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of January 31, 2007, the Company was in compliance with such provisions. Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at JPMorgan Chase Bank’s prime rate or Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating. As of January 31, 2007, approximately $3.8 million was outstanding under the Credit Facility. Amounts available for borrowing under this facility were approximately $64.6 million as of January 31, 2007, reflecting $3.8 million of outstanding debt drawn down against this facility and $6.6 million in outstanding letters of credit.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12.   Long-Term Debt (Continued)

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In fiscal 2007, the Company repurchased $52.1 million of these notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At January 31, 2007, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on April 1 and October 1. On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes. At January 31, 2007, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

As of January 31, 2006 and January 31, 2007, Miles Kimball had approximately $9.4 million and $9.0 million, respectively of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of January 31, 2006 and January 31, 2007, CBK had $4.4 million and $4.2 million, respectively of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by La Salle Bank National Association. The loan is collateralized by certain of CBK’s assets. The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 5.3% at January 31, 2007. Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

Maturities under debt obligations for the fiscal years ending January 31 are as follows (In thousands):

2008	$987
2009	1,064
2010	102,300
2011	700
2012	714
Thereafter	110,014
$215,779

The estimated fair value of the Company’s $346.0 million and $215.8 million total long-term debt (including current portion) at January 31, 2006 and 2007 was approximately $330.7 million and $205.7 million, respectively. The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

As of January 31, 2007, the Company had a total of $2.0 million available under an uncommitted facility with La Salle Bank National Association to be used for letters of credit. The issuance of letters of credit under this facility will be available until November 30, 2007. As of January 31, 2007, approximately $27 thousand of letters of credit were outstanding under this facility.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12.   Long-Term Debt (Continued)

As of January 31, 2007, the Company had a total of $2.0 million available under an uncommitted facility with Bank of America to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2008. As of January 31, 2007, approximately $21 thousand of letters of credit were outstanding under this facility.

Note 13.   Employee Benefit Plans

On January 31 2007, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). The Company is not required to adopt the required change to a fiscal year-end measurement date until the year ended January 31, 2008. The Company has chosen to adopt this provision for the year ended January 31, 2007, as permitted by SFAS 158.

SFAS 158 requires the Company to recognize the funded status of its defined benefit pension plan in the Consolidated Balance Sheets as of January 31, 2007, with a corresponding adjustment to accumulated other comprehensive income. The funded status is the difference between the fair value of plan assets and the projected benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses.

In accordance with SFAS 158, the Company recorded an adjustment to its Consolidated Balance Sheet as of January 31, 2007 reducing its projected benefit obligation by $1.5 million with a corresponding credit to accumulated other comprehensive income, net of taxes of $0.9 million and the remaining credit to deferred income taxes of $0.6 million. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statement of Earnings (Loss) for the year ended January 31, 2007, or for any prior period presented, and it will not effect the Company’s operating results in future periods.

The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet as of January 31, 2007 was as follows (in thousands):

	Before Application		After Application
	of SFAS 158	Adjustments	of SFAS 158
Liability for pension benfefits	$2,451	$(1,482)	$969
Deferred income taxes	34,439	563	35,002
Total liabilities	411,864	(919)	410,945
Accumulated other comprehensive income	21,211	919	22,130
Total stockholder’s equity	362,774	919	363,693

Certain employees of Miles Kimball are covered by the Miles Kimball Company Retirement Plan (“the Plan”). This non-contributory, defined benefit retirement plan provides benefits based on years of service and employee compensation for specified periods. When the Company acquired Miles Kimball on April 1, 2003, a decision was made to cease the accrual of benefits for all Plan participants, except to the extent that a benefit accrual is required to comply with Section 416 of the Internal Revenue Code. The Plan was frozen effective May 31, 2003. All vested benefits that have been accrued as of May 31, 2003 will continue to be held for participants under the terms of the Plan. The Company’s defined benefit pension plan uses a January 31 measurement date.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13.   Employee Benefit Plans (Continued)

As of the January 31, the status of the Company’s defined benefit pension plan was as follows (In thousands):

	2005	2006	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$15,254	$13,758	$14,316
Interest cost	742	732	764
Actuarial (gain)/loss	(1,321)	675	(138)
Benefits paid	(917)	(849)	(856)
Benefit obligation, end of year	$13,758	$14,316	$14,086

	2005	2006	2007
Change in plan assets:
Fair value of plan assets, beginning of year	$10,508	$10,148	$9,977
Actual return on plan assets	412	417	1,304
Employer contributions	145	261	2,590
Benefits paid	(917)	(849)	(856)
Reimbursement for overpayment of benefits	—	—	102
Fair value of plan assets, end of year	$10,148	$9,977	$13,117
Funded status	$(3,610)	$(4,339)	$(969)
Unrecognized actuarial (gain)/loss	(1,895)	(824)
Net amount recognized	$(5,505)	$(5,163)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan as of the measurement date were as follows (In thousands):

	2005	2006	2007
Projected benefit obligation	$13,758	$14,316	$14,086
Accumulated benefit obligation	$13,758	$14,316	$14,086
Fair value of plan assets	$10,148	$9,977	$13,117

Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plan for the years ended January 31, were as follows (In thousands):

	2005	2006	2007
Interest cost	$733	$730	$761
Expected return on plan assets	(777)	(769)	(988)
Amortization of actuarial gain	(28)	(7)	—
Net periodic benefit cost	$(72)	$(46)	$(227)

Assumptions used to determine net periodic benefit cost and the projected benefit obligation as of and for the years ended January 31, were as follows:

	2005	2006	2007
Discount rate	5.50%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	2.50%	2.50%	2.50%

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13.   Employee Benefit Plans (Continued)

The defined benefit pension plan asset allocation as of the measurement date of January 31, presented as a percentage of total plan assets, was as follows:

	2005	2006	2007
Equity securities	71.7%	60.5%	48.4%
Debt securities	27.0%	36.9%	45.6%
Other	1.3%	2.6%	6.0%
Total	100.0%	100.0%	100.0%

The Company employs a conservative investment strategy for its pension plan that includes a diversified portfolio of equity and debt securities, including low risk fixed income investments used to maximize the long-term rate of return of pension assets. The intent of this strategy is to minimize plan expense by outperforming plan liabilities in the long term. Investment risk is assessed through careful consideration of plan liabilities, plan funded status, and financial condition.

For fiscal 2007, the Company’s expected long-term rate of return on assets was 8.00%. The assumption for the expected long-term rate of return on plan assets represents an estimate that is based on many factors including asset allocations; historical asset returns, and current and future market conditions. The prospective target allocation percentage for the pension plan as of January 31, 2007 consists of approximately 50% of debt securities and 50% of equities. Future assumptions and estimates of the long term rate of return may change as circumstances warrant.

Substantially all pension benefit payments are made from assets of the pension plan. It is anticipated that the future benefit payments will be as follows:  $0.9 million in fiscal 2008, $0.8 million in fiscal 2009, $0.8 million in fiscal 2010, $0.8 million in fiscal 2011, $0.8 million in fiscal 2012 and $4.1 million in fiscal 2013 to 2017.

The Company makes periodic cash contributions to its defined benefit plan. The level of these contributions is within minimum required and maximum allowable government prescribed levels for the jurisdictions in which the Company operates. The Company is not required to make a contribution to the Plan in fiscal 2008.

Certain of the Company’s non-U.S. subsidiaries provide pension benefits to employees or participate in government sponsored programs. The cost of these plans or government sponsored programs is not significant to the Company. Most employees outside the U.S. are covered by government sponsored and administered programs. Other contributions to government mandated programs are not expected to be significant.

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees. Contributions to all such plans are principally at the Company’s discretion except for the Section 401(k) Company matching contributions, which became guaranteed effective April 1, 2002. Total expense related to all defined contribution plans for the fiscal years ended January 31, 2005, 2006 and 2007 was $7.4 million, $6.8 million and $6.8 million, respectively.

The Company has a supplemental pension benefit agreement with one of its key corporate executives. Benefits pursuant to the agreement will be provided by a purchased annuity insurance policy.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14.   Commitments and Contingencies

The Company utilizes operating and capital leases for a portion of its facilities and equipment. Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating and capital leases are as follows (In thousands):

For the years ending January 31,
2008	$16,367
2009	14,089
2010	11,715
2011	8,861
2012 and thereafter	15,671
Total minimum payments required	$66,703

Rent expense for the years ended January 31, 2005, 2006 and 2007 was $23.3 million, $19.5 million and $21.4 million, respectively.

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company has entered into an employment agreement with its Chairman and CEO, Mr. Robert B. Goergen, dated as of August 1, 2000, as amended by Amendment No. 1 dated as of June 15, 2002, Amendment No. 2 dated as of March 31, 2004 and Amendment No. 3 dated as of September 26, 2006 (sometimes herein referred to as “agreement” or “employment agreement”). Pursuant to the employment agreement, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 7,500,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 7,500,000 shares of Company Common Stock. In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 7,500,000 shares of Company Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his spouse. There is no specified effective date or stock price requirement in the agreements. The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor’s estate, or his or her beneficiaries, as the case may be, can then sell all of the shares of the Company Common Stock owned by them without registration. The Company has recorded a liability of approximately $153,000 at January 31, 2007 related to the estimated future costs to register the securities.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 15.   Guarantees

From time to time, the Company is party to agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of leases entered into by the subsidiaries, under which Blyth agrees to indemnify a third party against losses arising from a breach of representations related to lease obligations assumed. In these circumstances, payment by Blyth is conditioned on the other party making a claim pursuant to the procedures specified in the lease. These procedures generally allow Blyth to challenge the other party’s claims. In addition, Blyth’s obligations under these agreements may be limited in terms of time and amount. Historically, payments made by Blyth under these arrangements have not had a material effect on the business, financial condition or results of operations. Blyth believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company’s business, financial condition or results of operations. The maximum potential amount of future payments due under these lease arrangements approximates $31.6 million. These amounts are included as part of the Company’s consolidated lease commitments as reported in Note 14, Commitments and Contingencies. The lease guarantees have expiration dates through fiscal 2014.

Note 16.   Income Taxes

Earnings (loss) before provision for income taxes:

Year ended January 31, (In thousands)	2005	2006	2007
United States	$72,632	$(27,049)	$(49,549)
Foreign	55,636	53,493	54,918
	$128,268	$26,444	$5,369

Income tax expense attributable to continuing operations consists of the following:

Year ended January 31, (In thousands)	2005	2006	2007
Current income tax expense:
Federal	$21,592	$306	$3,368
State	3,393	791	1,896
Foreign	8,770	18,205	6,824
	33,755	19,302	12,088
Deferred income tax expense (benefit):
Federal	11,456	(9,116)	(7,442)
State	981	(781)	(1,386)
Foreign	(30)	(3,026)	(596)
	12,407	(12,923)	(9,424)
	$46,162	$6,379	$2,664

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

January 31, (In thousands)	2006	2007
Deferred tax assets:
Amortization	$-	$7,163
Accrued expenses and other	1,555	1,910
Allowance for doubtful receivables	1,018	783
Employee benefit plans	2,693	2,032
Inventory reserves	6,295	9,087
Net operating loss and other tax credit carryforwards	8,998	5,799
Capital loss carryforward	-	15,677
Other reserves	4,790	5,866
Valuation allowance	(4,704)	(18,610)
	20,645	29,707
Deferred tax liabilities:
Prepaids	(4,074)	(5,025)
Undistributed foreign earnings	-	(12,608)
Depreciation and amortization	(35,309)	(17,369)
	(39,383)	(35,002)
Net deferred tax liability	$(18,738)	$(5,295)

The valuation allowance relates to certain non-U.S. tax loss carryforwards and a U.S. capital loss carryforward, for which the Company believes, due to various limitations in these foreign jurisdictions related to the tax loss carryforwards and due to limitations imposed by U.S. tax regulations related to the capital loss, it is more likely than not that such benefits will not be realized. The increase in the valuation allowance from the prior year is principally related to a $39.1 million capital loss related to the Company’s recent dispositions. At January 31, 2007, the Company had a $15.9 million net operating loss carryforward, which consisted of approximately $8.2 million of U.S. federal net operating losses that will expire on January 31, 2023 and 2026 and foreign net operating losses of $7.7 million, which will begin to expire in 2012. Also, at January 31, 2007, the Company had a $41.3 million U.S. capital loss carryforward of which the majority will expire on January 21, 2012.

As of January 31, 2007, the Company, in accordance with APB Opinion 23, Accounting for Income Taxes, Special Areas, determined that $48.8 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax expense of $12.6 million was recorded as a reduction to the Company’s net earnings on these undistributed earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

As of January 31, 2007, undistributed earnings of foreign subsidiaries considered permanently reinvested for which deferred income taxes have not been provided were approximately $64.4 million.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16.   Income Taxes (Continued)

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

Year ended January 31, (In thousands)	2005	2006	2007
Tax at statutory rate	$44,894	$9,255	$1,879
Tax effect of:
U.S. state income taxes, net of federal benefit	6,618	964	138
Tax exempt interest	-	(41)	(1,537)
Permanent differences	-	(621)	(263)
Recovery of note receivable reported in discontinued operations	-	-	(1,797)
Worldwide movement in contingent reserve balance	-	(6,051)	1,882
Non-deductible goodwill impairment	-	5,407	3,072
Foreign dividend and subpart F income	-	10,336	(1,280)
Tax on undistributed foreign earnings	-	-	12,608
Foreign tax rate differential	(5,141)	(10,343)	(13,367)
Other	(209)	(2,527)	1,329
	$46,162	$6,379	$2,664

The management of the Company, periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for the potential tax assessments, primarily recorded in long-term liabilities total $9.2 million and $9.9 million at January 31, 2006 and 2007, respectively. Accruals relate to tax issues for U.S. federal, domestic state and taxation of foreign earnings. The amounts provided are included in the appropriate categories in the table above.

In December 2004, the FASB issued Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria were met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for approximately $130.0 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities. Of this amount, $91.0 million qualified for the favorable treatment under the AJCA. The funds were repatriated to the United States in the fourth quarter of fiscal 2006. The tax cost of this distribution was $7.6 million. As part of its repatriation plan, the Company reinvested the repatriated amount domestically in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16.   Income Taxes (Continued)

businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, all consistent with the requirements of the legislation.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at February 1, 2007. The Company will adopt FIN 48 as of February 1, 2007 as required and is currently assessing the potential impact on its retained earnings upon adoption.

Note 17.   Stock Based Compensation

Summary of Plans

As of January 31, 2007, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 6,500,100 shares authorized for grant under these plans as of January 31, 2007, and there were approximately 3,600,000 shares available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

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

On December 9, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested outstanding stock options. Stock option awards granted from December 10, 2000 through the date of acceleration totaled approximately 350,000 shares of the Company’s common stock, which represented 100% of the unvested options which were subject to this acceleration. Virtually all of these options had exercise prices in excess of the current market values and were not fully achieving their original objectives of incentive compensation and employee retention.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17.   Stock Based Compensation (Continued)

The total compensation expense related to all stock-based compensation plans for fiscal years 2005, 2006 and 2007 was approximately $0.6 million, $1.1 million and $1.5 million, respectively. The tax benefit recognized for fiscal years 2005, 2006 and 2007 was approximately $0.2 million. $0.4 million and $0.6 million, respectively. Total stock-based compensation expense included in discontinued operations for fiscal years 2005 and 2006 was approximately $0.1 million. Total stock-based compensation benefit included in discontinued operations for fiscal year 2007 was approximately $0.2 million. No compensation cost was capitalized as part of inventory.

Impact of Adoption of 123(R)

On February 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values. SFAS 123(R) supersedes the Company’s previous disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148), and Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for stock awards granted to its employees and directors under the intrinsic value method employed by the Company for periods prior to fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model, where applicable. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Earnings (Loss). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Earnings (Loss), because the exercise price of the Company’s stock options granted to employees and directors equaled the fair value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the fiscal year ended January 31, 2007 includes compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is the vesting term of 3 years for stock options; vesting over 4 to 5 years or 3 year vesting for employee restricted stock and RSUs; and vesting over 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2007, the Company accounted for forfeitures of stock options as they occurred. There was no stock-based

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17.   Stock Based Compensation (Continued)

compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings (Loss) for the first nine months of fiscal 2007 for stock options granted prior to February 1, 2006 because no portion of those stock-based payment awards was unvested. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As a result of the adoption of SFAS 123(R), $3.1 million of unearned compensation recorded in stockholders’ equity as of February 1, 2006 was reclassified to and reduced the balance of additional contributed capital.

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2006	146,970	$31.85
Granted	257,605	21.82
Vested	(12,500)	31.19
Forfeited	(48,645)	29.84
Nonvested restricted stock and RSUs at January 31, 2007	343,430	$24.63	$7,140
Total restricted stock and RSUs at January 31, 2007	361,930	$25.02	$7,525

Compensation expense related to restricted stock and RSUs for fiscal year 2005, 2006 and 2007 was approximately $0.6 million, $1.1 million and $1.5 million, respectively. Restricted stock and RSUs expense included in discontinued operations for fiscal 2005 and 2006 was approximately $0.1 million. Restricted stock and RSUs benefit included in discontinued operations for fiscal 2007 was $0.2 million. The total intrinsic value of restricted stock and RSUs vested during fiscal 2007 was $0.2 million.

As of January 31, 2007, there was $6.0 million of unearned compensation expense related to non-vested restricted stock and RSU awards. The total unrecognized stock-based compensation cost to be recognized in future periods as of January 31, 2007 does not consider the effect of stock-based awards that may be issued in subsequent periods. This cost is expected to be recognized over a weighted average period of 2.6 years. As of January 31, 2007, approximately 0.3 million restricted stock awards with a weighted average grant date fair value of $24.63 are expected to vest over a weighted average period of 2.6 years.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2006	1,236,400	26.12	5.16
Options granted	17,500	20.63	4.29
Options exercised	(109,000)	22.64
Options forfeited and expired	(267,400)	26.50
Outstanding at January 31, 2007	877,500	$26.32	4.56	$15,000
Exercisable at January 31, 2007	860,000	$26.44	4.57	$3,000

At January 31, 2006 and 2007, options to purchase 1,236,400 and 860,000 shares, respectively, were exercisable.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 17.   Stock Based Compensation (Continued)

Compensation expense for fiscal 2007 related to stock options was approximately $20 thousand. As of January 31, 2007, $0.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.4 years.  All outstanding stock options at January 31, 2007 are expected to vest.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2007. Intrinsic value will change in future periods based on the fair market value of the Company’s stock and the number of shares outstanding. The total intrinsic value of stock options exercised during 2005, 2006 and 2007 was approximately $3.9 million, $1.2 million and $0.3 million, respectively.

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

Assumptions used to estimate fair value

The fair value of stock options is estimated on the date of grant using the Black-Scholes model. The Company granted 17,500 stock options during the year ended January 31, 2007. The Company’s expected volatility assumption is based on an equal weighting of the Company’s daily historical stock price. The Company granted no stock options during the year ended January 31, 2006. The Company granted 8,500 stock options during the year ended January 31, 2005. The fair value of these stock options was determined using the following weighted average assumptions.

	2005	2006	2007
Expected volatility	32.0%	N/A	2.9%
Risk free interest rates	3.80%	N/A	4.94%
Expected lives	5	N/A	3.5
Expected dividend yield	1.40%	N/A	2.23%

The weighted average per share fair value of options granted during the year ended January 31, 2005 was $9.52. No stock options were granted by the Company during the year ended January 31, 2006. The weighted average fair value of options granted during the year ended January 31, 2007 was $4.78.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 17.   Stock Based Compensation (Continued)

Pro forma Impact of 123(R)

If compensation expense for the Company’s stock options had been determined in accordance with the fair value method in SFAS 123 and SFAS 148, the Company’s reported net income and earnings per share at January 31, 2005 and 2006 would have been adjusted to the pro forma amounts indicated below:

	Year ended January 31,
	2005	2006
	(In thousands, except per share data)
Net earnings:
As reported	$96,514	$24,857
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	2,409	2,873
Pro forma	$94,105	$21,984
Net earnings per common share:
As reported:
Basic	$2.24	$0.61
Diluted	2.22	0.60
Pro forma:
Basic	$2.18	$0.54
Diluted	2.16	0.53

Other Information

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

Note 18.   Segment Information

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

During fiscal 2007 there was a change in our senior management structure with the departure of our Wholesale segment President. Our Catalog & Internet segment President assumed responsibility for the Wholesale segment in addition to his current responsibilities. We refer to this new reporting structure as the Multi-channel Group. For segment reporting purposes, Blyth continues to report individual segment operating results for the Direct Selling, Catalog & Internet nd Wholesale segments.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand. The Company also operates a small Direct Selling business, Two Sisters Gourmet focuses on selling gourmet foods. All direct selling products are sold directly to the consumer through a network of independent sales consultants using

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 18.   Segment Information (Continued)

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

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments and trim, and home décor products such as picture frames, lamps and textiles. Products in this segment are sold primarily in North America to retailers in the premium, specialty and mass channels under the CBK®, Carolina®, Colonial Candle of Cape Cod®, Colonial at HOME®, Florasense® and Seasons of Cannon Falls® brands. In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, HandyFuel™ and Sterno® brands.

Earnings in all segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other income (expense) includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, short term investments, prepaid income tax, corporate fixed assets, deferred bond costs, deferred income taxes and other long-term investments, which are not allocated to the business segments.

The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets, goodwill and long-term investments) based on physical location.

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 18.   Segment Information (Continued)

Operating Segment Information

	Year ended January 31,
Financial Information	2005	2006	2007
	(In thousands)
Net Sales
Direct Selling	$735,863	$704,143	$694,044
Multi-channel Group:
Catalog & Internet	193,513	187,319	199,347
Wholesale	371,989	362,799	327,220
Subtotal Multi-channel Group	565,502	550,118	526,567
Total	$1,301,365	$1,254,261	$1,220,611
Earnings(1)
Direct Selling	$131,930	$107,692	$86,851
Multi-channel Group:
Catalog & Internet	6,701	(428)	3,679
Wholesale	6,152	(62,097)	(74,886)
Subtotal Multi-channel Group	12,853	(62,525)	(71,207)
Operating profit	144,783	45,167	15,644
Other income (expense)	(16,515)	(18,723)	(10,275)
Earnings before income taxes and minority interest	$128,268	$26,444	$5,369
Identifiable Assets
Direct Selling	$249,126	$230,097	$238,194
Multi-channel Group:
Catalog & Internet	164,237	165,672	152,068
Wholesale	613,819	522,386	181,384
Subtotal Multi-channel Group	778,056	688,058	333,452
Unallocated Corporate	48,638	198,365	202,992
Total	$1,075,820	$1,116,520	$774,638
Capital Expenditures
Direct Selling	$8,196	$6,351	$10,790
Multi-channel Group:
Catalog & Internet	2,235	3,086	3,415
Wholesale	9,611	7,514	3,321
Subtotal Multi-channel Group	11,846	10,600	6,736
Unallocated Corporate	934	321	188
Total	$20,976	$17,272	$17,714
Depreciation and Amortization
Direct Selling	$11,964	$12,326	$12,799
Multi-channel Group:
Catalog & Internet	4,482	5,080	4,587
Wholesale	17,937	17,479	16,337
Subtotal Multi-channel Group	22,419	22,559	20,924
Unallocated Corporate	1,217	990	907
Total	$35,600	$35,875	$34,630
GEOGRAPHIC INFORMATION
Net Sales
United States	$1,015,991	$946,832	$888,206
International	285,374	307,429	332,405
Total	$1,301,365	$1,254,261	$1,220,611
Long Lived Assets
United States	$376,209	$302,245	$233,998
International	171,548	149,288	43,128
Total	$547,757	$451,533	$277,126

(1)           Fiscal 2006 and 2007 earnings include goodwill impairment charges of $53.3 million and $48.8 million, respectively (See Note 10 to the Consolidated Financial Statements).

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 19.   Stock Repurchase Plan

On June 7, 2006, the Company’s Board of Directors amended the stock repurchase program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares to 12,000,000 shares. Since January 31, 2006, the Company has purchased 1,802,382 shares on the open market for a cost of $35.0 million bringing the cumulative total purchased shares to 6,429,182 as of January 31, 2007 for a total cost of approximately $149.6 million. Additionally in fiscal 2005, 4,906,616 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million including fees and expenses. The acquired shares are held as common stock in treasury at cost.

Note 20.   Earnings Per Share

The following table presents the components of basic and diluted net earnings per common share:

	Year ended January 31,
	2005	2006	2007
	(In thousands)
Net earnings	$96,514	$24,857	$(103,173)
Weighted average number of common shares outstanding:
Basic	43,136	40,956	39,781
Dilutive effect of stock options and restricted shares	420	220	276
Weighted average number of common shares outstanding:
Diluted	43,556	41,176	40,057

As of January 31, 2005, 2006 and 2007, options to purchase 50,200, 675,943 and 1,045,025 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 21.   Treasury and Common Stock

Treasury Stock	Shares	Amount
	(In thousands, except shares)
Changes in Treasury Stock were:
Balance at February 1, 2004	4,345,100	$(105,389)
Treasury stock purchases	5,123,316	(179,675)
Balance at January 31, 2005	9,468,416	(285,064)
Restricted stock cancellations	—	(609)
Treasury stock purchases	65,000	(2,071)
Balance at January 31, 2006	9,533,416	(287,744)
Restricted stock cancellations	—	(982)
Treasury stock purchases	1,802,382	(34,988)
Balance at January 31, 2007	11,335,798	$(323,714)

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 21.   Treasury and Common Stock (Continued)

Common Stock	Shares	Amount
	(In thousands, except shares)
Changes in Common Stock were:
Balance at February 1, 2004	49,975,502	$999
Common stock issued in connection with long-term incentive plan	392,325	8
Balance at January 31, 2005	50,367,827	1,007
Common stock issued in connection with long-term incentive plan	158,733	3
Issuance of restricted stock, net of cancellations	1,500	—
Balance at January 31, 2006	50,528,060	1,010
Common stock issued in connection with long-term incentive plan	109,000	3
Issuance of restricted stock, net of cancellations	—	—
Balance at January 31, 2007	50,637,060	$1,013

Note 22.   Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the years ended January 31 is as follows:

	2006 Quarter Ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share data)
Net sales	$288,822	$256,276 (2)	$328,458	$380,705
Gross profit	151,791	131,839	153,620	198,535
Earnings (loss) from continuing operations	12,606	8,665	13,757	(14,497	)(3)(4)
Earnings (loss) from discontinued operations(7)	(2,645)	(4,511)	9,284	2,198
Net earnings (loss)	9,961	4,154	23,041	(12,299)
Basic
Earnings (loss) from continuing operations per common share	$0.31	$0.21	$0.33	$(0.35)
Earnings (loss) from discontinued operations per common share	(0.07)	(0.11)	0.23	0.05
Net earnings (loss) per common share(1)	$0.24	$0.10	$0.56	$(0.30)
Diluted
Earnings (loss) from continuing operations per common share	$0.31	$0.21	$0.33	$(0.35)
Earnings (loss) from discontinued operations per common share	(0.07)	(0.11)	0.23	0.05
Net earnings (loss) per common share(1)	$0.24	$0.10	$0.56	$(0.30)

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 22.   Selected Quarterly Financial Data (Unaudited) (Continued)

	2007 Quarter Ended
	April 30	July 31		October 31	January 31
	(In thousands, except per share data)
Net sales	$280,247	$262,617		$297,911	$379,836
Gross profit	141,334	128,046		137,348	189,941
Earnings (loss) from continuing operations	8,143	(20,769	)(5)	1,932	13,248	(6)
Earnings (loss) from discontinued operations(7)	(38,752)	(68,598)		(2,153)	3,776
Net earnings (loss)	(30,609)	(89,367)		(221)	17,024
Basic
Earnings (loss) from continuing operations per common share	$0.20	$(0.52)		$0.05	$0.34
Earnings (loss) from discontinued operations per common share	(0.95)	(1.72)		(0.05)	0.10
Net earnings (loss) per common share(1)	$(0.75)	$(2.24)		$—	$0.43
Diluted
Earnings (loss) from continuing operations per common share	$0.20	$(0.52)		$0.05	$0.33
Earnings (loss) from discontinued operations per common share	(0.95)	(1.72)		(0.05)	0.10
Net earnings (loss) per common share(1)	$(0.75)	$(2.24)		$—	$0.43

(1)             The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.

(2)             Second quarter, fiscal 2006, net sales, include a $5.5 million reversal of a contingent reserve related to the settlement of a state unclaimed property matter.

(3)             Fourth quarter, fiscal 2006 net loss, includes a goodwill impairment charge of $53.3 million in the Wholesale segment. (See Note 10 to the Consolidated Financial Statements).

(4)             Fourth quarter, fiscal 2006, includes a $2.5 million reduction in tax expense resulting from adjustments to prior years’ income tax items.

(5)             Second quarter, fiscal 2007 net loss, includes a goodwill impairment charge of $36.8 in the Wholesale segment. (See Note 10 to the Consolidated Financial Statements).

(6)             Fourth quarter, fiscal 2007 net loss, includes a goodwill impairment charge of $12.0 in the Wholesale segment. (See Note 10 to the Consolidated Financial Statements).

(7)             In fiscal 2007, the Kaemingk B.V., Edelman B.V., Euro-Décor B.V., Gies and Colony business were sold (See Note 4 to the Consolidated Financial Statements). The results of operations for these business units have been reclassified to discontinued operations for all periods presented.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2007.

(b)         Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the principal executive and financial officers, and effected by the board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, such as human judgment, errors or mistakes, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of January 31, 2007. Based on its assessment, management believes that, as of January 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria in the framework.

Deloitte & Touche LLP, an independent registered public accounting firm, has reported on management’s assertion with respect to the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, as stated in their report on pages 35 and 74.

(c)          Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)         Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.
Greenwich, Connecticut

We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls Over Financial Reporting, that Blyth, Inc. and  subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Blyth, Inc. and subsidiaries as of and for the year ended January 31, 2007 and our report dated April 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
April 13, 2007

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item will be set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on June 6, 2007 (the “Proxy Statement”) under the captions “Nominees for Election as Directors,” “Nominees for Election at the 2007 Annual Meeting for Terms Expiring in 2010,” “Continuing Directors with Terms Expiring in 2008” and “Continuing Directors with Terms Expiring in 2009” and is incorporated herein by reference.

Item 11.                 Executive Compensation

The information required by this Item will be set forth in our Proxy Statement under the captions “Executive Compensation,” “Employment Contracts and Severance Arrangements” and “Pension Plans” and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item will be set forth in our Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item will be set forth in our Proxy Statement under the caption “Independent Accountant Fees” and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1).                 Financial Statements

The following consolidated financial statements are contained on the indicated pages of this report:

Page No.
Reports of Independent Registered Public Accounting Firm	35
Statements:
Consolidated Balance Sheets	36
Consolidated Statements of Earnings (Loss)	37
Consolidated Statements of Stockholders’ Equity	38
Consolidated Statements of Cash Flows	39
Notes to Consolidated Financial Statements	40-72

(a)(2).                 Financial Statement Schedules

The following financial statement schedule is contained on the indicated page of this report:

Page No.
Valuation and Qualifying Accounts	S-2

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

(a)(3).                 Exhibits

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))
3.2		Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))
4.1	(a)

Form of Indenture, dated as of May 20, 1999, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-77721) filed on May 4, 1999)

4.1	(b)

Form of First Supplemental Indenture dated as of September 29, 1999 between the Registrant and First Union National Bank, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 1999)

4.1	(c)

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

10.1	(a)

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

10.1	(b)

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

10.1	(c)

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

10.2	(a)

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

10.3	+	Form of Indemnity Agreement between the Registrant and each of its directors (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))
10.4	+	Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on December 21, 1999)
10.5	+

Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)

10.5	(a)+

Amendment No. 1 dated as of June 15, 2002 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.5	(b)+

Amendment No. 2 dated as of March 31, 2004 to the Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.6	+

Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)

10.6	(a)+

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

10.7	(a)

Amendment No. 1 dated as of October 2, 2006 to the Credit Agreement dated as of June 2, 2005, among Blyth, Inc., PartyLite Trading, SA, the Lenders listed therein, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. and LaSalle Bank National Association as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2006)

10.8	+	Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2000)
10.8	(a)+

Amendment No. 1 to the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.9(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.9	+

Form of Non-transferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.10	+

Form of Non-transferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.11	+	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 19, 2002)

10.11	(a)+

Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 10.12(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.12	+

Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))

10.13	+	2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed April 17, 2003)
10.13	(a)+	Amendment No. 1 to the 2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2004)
10.14

Share Sale and Purchase Agreement dated April 12, 2006 between SMF Management Consultants B.V. (as Purchaser) and Blyth Holding B.V. (as Seller) and Blyth, Inc. (as Guarantor) and Johannes Van Tol (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed September 11, 2006)

10.15

Share Sale and Purchase Agreement dated June 16, 2006 between Monceau Deelnemingen I B.V. (as Purchaser), Blyth Holding B.V. (as Seller) and Blyth, Inc. (as Guarantor) (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed September 11, 2006)

10.16

Share Sale and Purchase Agreement between Prebola NR 293 AB (under name change to ALG Holding AB) and Blyth Wholesale Holdings, Inc. dated August 14, 2006 (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed December 11, 2006)

10.17	*	Share Purchase Agreement dated December 20, 2006 between Blyth HomeScents International UK Limited and Cobco 813 Limited
21.1	*	List of Subsidiaries
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Section 302 Certification of Chairman and Chief Executive Officer
31.2	*	Section 302 Certification of Vice President and Chief Financial Officer
32.1	*	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

+                Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2007	BLYTH, INC.

	By:	/s/ ROBERT B. GOERGEN
Name: Robert B. Goergen
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT B. GOERGEN	Chairman and Chief Executive Officer;	April 13, 2007
Robert B. Goergen	Director (Principal Executive Officer)
/s/ ROBERT H. BARGHAUS	Vice President and Chief Financial Officer	April 13, 2007
Robert H. Barghaus	(Principal Financial and Accounting Officer)
/s/ ROGER A. ANDERSON	Director	April 13, 2007
Roger A. Anderson
/s/ JOHN W. BURKHART	Director	April 13, 2007
John W. Burkhart
/s/ PAMELA M. GOERGEN	Director	April 13, 2007
Pamela M. Goergen
/s/ NEAL I. GOLDMAN	Director	April 13, 2007
Neal I. Goldman
/s/ CAROL J. HOCHMAN	Director	April 13, 2007
Carol J. Hochman
/s/ WILMA H. JORDAN	Director	April 13, 2007
Wilma H. Jordan
/s/ JAMES M. MCTAGGART	Director	April 13, 2007
James M. McTaggart
/s/ HOWARD E. ROSE	Director	April 13, 2007
Howard E. Rose

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended January 31, 2006 and 2007
(In thousands)

	Balance at Beginning of Period	Acquired Balances	Charged to Costs and Expenses	Deductions	Balance at End of Period
2006
Allowance for doubtful accounts	$4,028	$—	$2,189	$(2,325)	$3,892
Income tax valuation allowance	4,038	—	767	(101)	4,704
Inventory reserve	22,433	—	16,961	(17,075)	22,319
2007
Allowance for doubtful accounts	$3,892	$—	$998	$(3,357)	$1,533
Income tax valuation allowance	4,704	—	15,171	(1,265)	18,610
Inventory reserve	22,319	—	29,251	(27,286)	24,284

1.                 Deductions in 2007 include the sale of Wholesale Europe

S-2