Form 10-K/A
period 2007-01-31
BLYTH INC
filed 2007-05-17
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2007, there were 39,301,262 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2007 (Incorporated into Part III).

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended January 31, 2007 is being filed in order to correct the number of independent sales consultants located in the United States who were selling PartyLite products at January 31, 2007. The corrected number is “over 26,000”, not “over 46,000”, which amount represented the worldwide number at January 31, 2007.

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

United States Market

Within the United States market, PartyLite® brand products are sold directly to consumers through a network of independent sales consultants. These consultants are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them. Over 26,000 independent sales consultants located in the United States were selling PartyLite products at January 31, 2007. PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(3).                 Exhibits

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chairman and Chief Executive Officer
31.2	Section 302 Certification of Vice President and Chief Financial Officer
32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2007	BLYTH, INC.

	By:	/s/ ROBERT B. GOERGEN
Name: Robert B. Goergen
Title: Chairman and Chief Executive Officer