Form 10-Q
period 2007-04-30
BLYTH INC
filed 2007-06-11
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

39,442,162 Common Shares as of May 31, 2007

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	April 30, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$125,217	$103,808
Short-term investments	126,300	129,725
Accounts receivable, less allowance for doubtful receivables of $1,685 and $1,533, respectively	45,986	35,040
Inventories	125,774	148,321
Prepaid and other	40,922	33,317
Deferred income taxes	27,862	29,707
Total current assets	492,061	479,918
Property, plant and equipment, at cost:
Less accumulated depreciation of $212,441 and $209,160, respectively	154,370	159,484
Other assets:
Investment	3,608	3,610
Goodwill	78,682	78,682
Other intangible assets, net of accumulated amortization of $8,125 and $7,750, respectively	34,975	35,350
Deposits and other assets	18,161	17,594
	135,426	135,236
Total assets	$781,857	$774,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	1,004	987
Accounts payable	45,430	56,450
Accrued expenses	80,425	77,738
Dividends payable	10,608	—
Income taxes payable	3,201	4,925
Total current liabilities	140,668	140,100
Deferred income taxes	35,670	35,002
Long-term debt, less current maturities	210,772	214,792
Other liabilities	30,043	21,051
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,711,360 shares and 50,637,060 shares, respectively	1,014	1,013
Additional contributed capital	131,764	129,367
Retained earnings	533,252	534,897
Accumulated other comprehensive income	22,388	22,130
Treasury stock, at cost, 11,335,798 shares at April 30 and January 31, 2007.	(323,714)	(323,714)
Total stockholders’ equity	364,704	363,693
Total liabilities and stockholders’ equity	$781,857	$774,638

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

Three months ended April 30 (In thousands, except per share data)	2007	2006
Net sales	$270,367	$280,247
Cost of goods sold	128,663	138,913
Gross profit	141,704	141,334
Selling	93,649	97,112
Administrative and other	31,399	30,159
	125,048	127,271
Operating profit	16,656	14,063
Other expense (income):
Interest expense	3,721	4,701
Interest income	(1,989)	(1,786)
Foreign exchange and other	(548)	(489)
	1,184	2,426
Earnings from continuing operations before income taxes	15,472	11,637
Income tax expense	3,713	3,459
Earnings from continuing operations before minority interest	11,759	8,178
Minority interest	27	34
Earnings from continuing operations	11,732	8,144
Loss from discontinued operations, net of income tax benefit $1,924	—	(38,753)
Net earnings (loss)	$11,732	$(30,609)
Basic:
Earnings from continuing operations per common share	$0.30	$0.20
Loss from discontinued operation per common share	—	(0.95)
Net earnings (loss) per common share	$0.30	$(0.75)
Weighted average number of shares outstanding	39,313	40,803
Diluted:
Earnings from continuing operations per common share	$0.30	$0.20
Loss from discontinued operation per common share	—	(0.95)
Net earnings (loss) per common share	$0.30	$(0.75)
Weighted average number of shares outstanding	39,672	40,985

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)
	Common Stock	Additional Contributed Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended April 30, 2006:
Balance, February 1, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net loss for the period			(30,609)				(30,609)
Foreign currency translation adjustments						6,352	6,352
Unrealized gain on certain investments (net of tax $56)						92	92
Net loss on cash flow hedging instruments (net of tax of $88)						(163)	(163)
Reclassification of unearned compensation		(3,070)			3,070		—
Comprehensive loss							(24,328)
Restricted stock net of cancellations		31		(31)			—
Amortization of unearned compensation		311			—		311
Dividends			(9,302)				(9,302)
Treasury stock purchases				(11,442)			(11,442)
Balance, April 30, 2006	$1,010	$124,852	$618,072	$(299,217)	$—	$4,346	$449,063
For the three months ended April 30, 2007:
Balance, February 1, 2007	$1,013	$129,367	$534,897	$(323,714)	$—	$22,130	$363,693
FIN 48 adoption adjustment			(2,769)				(2,769)
Adjusted Balance, February 1, 2007	$1,013	$129,367	$532,128	$(323,714)	$—	$22,130	$360,924
Net earnings for the period			11,732				11,732
Foreign currency translation adjustments						471	471
Unrealized gain on certain investments (net of tax $65)						106	106
Net loss on cash flow hedging instruments (net of tax of $172)						(319)	(319)
Comprehensive income							11,990
Common stock issued in connection with long-term incentive plan	1	1,792					1,793
Tax benefit from stock options		55					55
Amortization of unearned compensation		550					550
Dividends			(10,608)				(10,608)
Balance, April 30, 2007	$1,014	$131,764	$533,252	$(323,714)	$—	$22,388	$364,704

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended April 30 (In thousands)	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$11,732	$(30,609)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss on sale of discontinued operation, net of tax	—	35,092
Depreciation and amortization	7,018	8,652
Loss on disposition of fixed assets	—	7
Loss on sale of assets	521	—
Amortization of unearned stock based compensation	550	311
Deferred income taxes	4,679	(374)
Equity in losses of investee	2	106
Minority interest	7	13
Loss on sale of assets held for sale	—	79
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(18,181)	9,077
Inventories	6,269	1,927
Prepaid and other	(6,109)	(5,895)
Other long-term assets	2,451	1,802
Accounts payable	(10,347)	(10,567)
Accrued expenses	3,485	(1,206)
Other liabilities	(22)	67
Income taxes	(1,768)	(8,927)
Net cash provided by (used in) operating activities	287	(445)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,422)	(2,679)
Purchases of short-term investments	(480,700)	(329,250)
Proceeds from sales of short-term investments	484,125	207,150
Proceeds from the sales of businesses, net of cash disposed	514	31,366
Proceeds from sale of assets	21,830	2,917
Purchase of businesses, net of cash acquired	—	(6,654)
Net cash provided by (used in) investing activities	23,347	(97,150)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,793	—
Tax benefit from stock options	55	—
Purchases of treasury stock	—	(11,442)
Borrowings from bank lines of credit	—	9,850
Repayments on bank lines of credit	—	(16,566)
Repayments of long-term debt	(3,925)	(526)
Payments on capital lease obligations	(80)	—
Net cash used in financing activities	(2,157)	(18,684)
Effect of exchange rate changes on cash	(68)	1,413
Net increase (decrease) in cash and cash equivalents	21,409	(114,866)
Cash and cash equivalents at beginning of period	103,808	242,068
Cash and cash equivalents at end of period	$125,217	$127,202

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Our investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at April 30, 2007 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2007 and 2006.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 31, 2007, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.

2.             Discontinued Operations and Divestitures

On April 12, 2006, the Company sold its European seasonal decorations business, Kaemingk B.V. (“Kaemingk”), in the Wholesale segment to an entity controlled by the management of Kaemingk.  On June 16, 2006, the Company sold its European everyday home, garden and seasonal business, Edelman B.V. (“Edelman”), and its European gift and florist products business, Euro-Decor B.V. (“Euro-Decor”), both in the Wholesale segment to an entity with which members of the management of Edelman and Euro-Decor are affiliated.  On August 17, 2006, the Company sold its European mass candle business, Gies, which was part of the Wholesale segment.  On December 20, 2006, the Company sold its European premium candle business, Colony, which was part of the Wholesale segment.  Accordingly, these businesses have all been reported as discontinued operations for all periods presented in the Condensed Consolidated Statements of Earnings (Loss).

Included in the earnings (loss) from discontinued operations in the Condensed Consolidated Statements of Earnings (Loss) for the three months ended April 30, 3007 and 2006 are as follows:

	Three months ended April 30,
(In thousands)	2007	2006
Net Sales	$—	$60,933
Loss from discontinued operations, net of tax	—	(3,661)
Loss on sale of discontinued operations, net of tax	—	(35,092)

Included in the loss from discontinued operations were operating losses of $0.3 million related to Kaemingk, $0.4 million related to Edelman and Euro-Decor, $2.0 million related to Gies and $1.0 million related to Colony for the three months ended April 30, 2006.  In the first quarter, ended April 30, 2006, the Company recorded a non-tax deductible loss from discontinued operations of $18.4 million related to the sale of Kaemingk and a non-tax deductible goodwill impairment charge of $16.7 million related to Edelman and Euro-Decor.

On April 27, 2007, the Company sold certain assets and liabilities of its Blyth HomeScents International (“BHI”) North American mass channel candle business, which was part of the Wholesale segment.  The net assets were sold for $24.0 million of which $21.8 million was received at closing and the remaining $2.2 million, which is based on a working capital adjustment, is expected to be received in the second quarter of fiscal 2008.  As stated in the asset sale agreement, the buyer has the right to review and challenge the working capital adjustment as calculated by the Company.  The sale resulted in a pre-tax loss of $0.5 million, which is recorded on the Administrative and other line in the Condensed Consolidated Statements of Earnings (Loss).

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.             Discontinued Operations and Divestitures (continued)

Included in the sale were working capital net assets, as well as fixed assets and leases related to the Memphis, Tennessee distribution facility and Bentonville, Arkansas operations.  The Company retained all other offices and its Elkin, North Carolina manufacturing and distribution facilities, which produce the Company’s premium wholesale Colonial Candle brand product, and continues to manufacture and distribute candles under a transition services agreement for the buyer. The net assets sold related to the BHI business were comprised primarily of customer relationships, accounts receivable of $7.4 million, inventory of $16.6 million and distribution equipment of $1.1 million less liabilities assumed of $1.7 million.

In addition, the Company entered into an inventory overstock agreement with the buyer that provides for revenue sharing in future sales of excess and obsolete inventory, transferred to the buyer as part of the sale of certain assets and liabilities of BHI.  The Company is entitled to receive a portion of the proceeds from the sale of the overstock inventory by the buyer per the terms of the agreement, which would be recorded as income upon receipt.

Revenue and costs related to operating the retained facilities and certain agreed upon transitional support services will continue to be reported in continuing operations in the Condensed Consolidated Statements of Earnings (Loss).

3.             Restructuring

During the third and fourth quarters of fiscal 2007 the Company recorded restructuring charges related to the restructuring plan for our North American mass channel home fragrance business, the major components of which were the closing of our Tijuana, Mexico manufacturing facility, the elimination of less profitable customers, the streamlining of the stock keeping unit (“SKU”) base of the mass business, the outsourcing of certain products currently being manufactured and head count reductions.  These charges included $1.4 million of severance costs associated with the termination of 149 employees.

Also, during the fourth quarter of fiscal 2007, the Company recorded charges related to the restructuring of the North American operations of our Direct Selling segment in recognition of the recent decline in sales in this channel.  These costs were comprised of $1.5 million of severance costs associated with the termination of 91 employees and $0.5 million of lease termination costs.

At January 31, 2007, the Company had an accrual for approximately $2.5 million for restructuring charges in the Condensed Consolidated Balance Sheet, which related to the aforementioned severance liabilities and lease obligations.  During the first quarter of fiscal 2008, an additional $0.5 million of lease termination charges were recorded in cost of goods sold and $0.3 million in severance charges were recorded in administrative and other expense.  As a result of payments made during the quarter ended April 30, 2007 approximately $1.1 million of severance liabilities and $0.8 million of lease obligations were remaining on the balance sheet at April 30, 2007.  The remaining severance liability and lease obligations will be paid within the next twelve months.

The following is a tabular rollforward of the restructuring accruals described above that were recorded on the balance sheet of the Company:

	Wholesale Segment	Direct Selling Segment
(In thousands)	Severance Costs	Lease Obligation	Severance Costs	Total
Balance at January 31, 2007	$469	$450	$1,541	$2,460
Charges incurred in 2008	325	541	—	$866
Payments made in fiscal 2008	(203)	(195)	(1,070)	(1,468)
Balance at April 30, 2007	$591	$796	$471	$1,858

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At April 30, 2007 and January 31, 2007, the Company held $126.3 million and $129.7 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.

Short-term investments by contractual maturity are as follows:

(In thousands)	April 30, 2007	January 31, 2007
Due within one year	$10,000	$7,000
Due between one and five years	—	—
Due after ten years	116,300	122,725
Total	$126,300	$129,725

There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments.  All income generated from these short-term investments was recorded as interest income.  Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

5.             Inventories

The components of inventory are as follows:

(In thousands)	April 30, 2007	January 31, 2007
Raw materials	$12,634	$22,462
Work in process	421	90
Finished goods	112,719	125,769
Total	$125,774	$148,321

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

The Company performs its annual assessment of impairment as of January 31, which is our fiscal year-end date.  For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology.  The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.             Goodwill and Other Intangibles (continued)

its present value. The discounting process uses a rate of return that accounts for both the time value of money and investment risk factors.  The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. The fair value of the reporting units is derived by calculating the average of the outcomes of the two valuation techniques described above.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

The following table shows the carrying amount of goodwill, by operating segment, for the periods ended April 30, 2007 and January 31, 2007:

(In thousands)	Direct Selling	Catalog & Internet	Total
Goodwill	$2,298	$76,384	$78,682

Other intangible assets, all reported in the Catalog & Internet segment, consisted of the following:

	April 30, 2007			January 31, 2007
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	8,125	6,875	15,000	7,750	7,250
Total	$43,100	$8,125	$34,975	$43,100	$7,750	$35,350

Amortization expense for other intangible assets was $0.4 million and $0.5 million for the three months ended April 30, 2007 and 2006, respectively.  The estimated annual amortization expense for the fiscal 2008 is $1.5 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2009 is as follows:  $1.5 million, $1.1 million, $1.0 million, $0.8 million and $0.6 million.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.             Earnings per Share

The components of basic and diluted earnings per share are as follows:

	Three months ended April 30,
(In thousands)	2007	2006
Net earnings (loss)	$11,732	$(30,609)
Weighted average number of common shares outstanding:
Basic	39,313	40,803
Dilutive effect of stock options and restricted shares	359	182
Weighted average number of common shares outstanding:
Diluted	39,672	40,985

For the three-month period ended April 30, 2007 and 2006, options to purchase 716,000 and 1,198,400 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

8.             Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2006	9,533,416	$(287,744)
Restricted stock cancellations	—	(31)
Treasury stock purchases	535,600	(11,442)
Balance at April 30, 2006	10,069,016	$(299,217)

Balance at February 1, 2007	11,335,798	$(323,714)
Balance at April 30, 2007	11,335,798	$(323,714)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2006	50,528,060	$1,010
Balance at April 30, 2006	50,528,060	$1,010

Balance at February 1, 2007	50,637,060	$1,013
Common stock issued in connection with long-term incentive plan	74,300	1
Balance at April 30, 2007	50,711,360	$1,014

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.             Bank Lines of Credit

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants.  The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of April 30, 2007, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating.  Amounts available for borrowing under this facility were approximately $68.5 million as of April 30, 2007, reflecting $6.5 million in outstanding letters of credit.

10.          Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007.  As a result of the adoption of FIN 48, the Company recognized an increase of $6.1 million in the liability for unrecognized tax benefits and an asset of $3.3 million.  These amounts were accounted for as a net $2.8 million reduction to the Company’s February 1, 2007 retained earnings balance.

As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s unrecognized tax benefits totaled $17.1 million.  Of that amount, $13.1 million, if recognized, would affect our effective tax rate.  Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

The Company will now recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. In the past interest and penalties were reflected as part of pre-tax income.  The Company will make a change in accounting principle related to interest and penalties as part of the adoption of FIN 48.  As of the adoption date, the Company has accrued interest of $2.6 million and penalties of $3.3 million in relation to the above unrecognized tax benefits.

The Company estimates that within the next 12 months, the above indicated unrecognized tax benefits will be decreased between $1.8 million and $1.9 million as of a result of the filing of amended tax returns, closing of statutes, and audit settlements.

Blyth, Inc. files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.   The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the U.S., including state jurisdictions of Illinois and Massachusetts, Canada, Germany, and Switzerland.  In the U.S, we are not currently under audit by the Internal Revenue Service but we are open to examination for the fiscal years 2005 through 2007.  We are currently under audit in the state of Illinois for the fiscal years 2002, 2003, & 2004 and are open to examination for the fiscal years 2005 through 2007.  We are also currently under audit in the state of Massachusetts for the years fiscal years 2001, 2002, 2003, & 2004 and are open to examination for the fiscal years 2005 through 2007.  In Canada, we are currently under audit for fiscal years 2005 and 2006 and are open to examination for 2007.  In Germany, we are currently under examination for the fiscal year 2004 and open to examination for fiscal years 2005 through 2007.  In Switzerland, we are open to examination for fiscal year 2007.  We do not anticipate that the resolution of the Illinois, Massachusetts, Canadian and German audits will materially impact our financial statements

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.          Income Taxes (continued)

Of the $2.8 million net FIN 48 retained earnings adjustment, $3.6 million liability relates to a potential tax adjustment for which correlative relief would be available.  A corresponding tax asset of $3.3 million has separately been established on the balance sheet to record the benefit that the Company would realize upon resolution of this issue through the competent authority process.  The adjustment to reflect this asset has been recorded as an increase in retained earnings concurrent with the FIN 48 retained earnings adjustment.

In the first quarter of fiscal 2008 the Company recorded a $6.1 million reversal of a previously established valuation allowance against capital loss carryforwards.  This resulted from a capital gain generated on the sale of certain assets and liabilities of the BHI business.

11.          Stock Based Compensation

Summary of Plans

As of April 30, 2007, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of April 30, 2007, 6,500,100 shares were authorized and approximately 3,600,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

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

The total compensation expense related to all stock-based compensation plans for the three months ended April 30, 2007 and 2006 was approximately $0.6 million and $0.3 million, respectively. The tax benefit recognized for the three months ended April 30, 2007 and 2006 was approximately $0.2 million and $0.1 million, respectively.

Impact of Adoption of 123(R)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings (Loss) for the three months ended April 30, 2007 and 2006 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.          Stock Based Compensation (continued)

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

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2007	343,430	$24.63
Granted	—	—
Vested	—	—
Forfeited	(6,900)	24.71
Nonvested restricted stock and RSUs at April 30, 2007	336,530	$24.63	$8,783
Total restricted stock and RSUs at April 30, 2007	355,030	$25.02	$9,266

Compensation expense related to restricted stock and RSUs for three months ended April 30, 2007 and 2006 was approximately $0.6 million and $0.3 million, respectively.   There were no grants of restricted stock and RSUs in the first quarter of fiscal 2008.

As of April 30, 2007, there was $5.2 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 2.32 years. As of April 30, 2007, approximately 0.3 million restricted stock awards with a weighted average grant date fair value of $24.63 are expected to vest.  The total unrecognized stock-based compensation cost to be recognized in future periods as of April 30, 2007 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2007	877,500	26.32	4.56
Options granted	—	—
Options exercised	(74,300)	24.13
Options forfeited and expired	(55,167)	24.71
Outstanding at April 30, 2007	748,033	$26.66	4.13	$598,000
Exercisable at April 30, 2007	740,533	$26.73	4.13	$546,000

At April 30, 2007 and January 31, 2007, options to purchase 740,533 and 860,000 shares, respectively, were exercisable.  There were no options granted in the first quarter of fiscal 2008.

The compensation benefit for the three months ended April 30, 2007 related to stock options was approximately $4 thousand. As of April 30, 2007, $34 thousand of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.1 years.  All outstanding stock options at April 30, 2007 are expected to vest.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.          Stock Based Compensation (continued)

Other Information

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

12.          Segment Information

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

During fiscal 2007 there was a change in our senior management structure with the departure of our Wholesale segment President.  Our Catalog & Internet segment President assumed responsibility for the Wholesale segment in addition to his current responsibilities.  We refer to this new reporting structure as the Multi-channel Group, which includes our Catalog & Internet and Wholesale segments.  For segment reporting purposes, Blyth continues to report individual segment operating results for the Direct Selling, Catalog & Internet and Wholesale segments.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand.  The Company also operates a small Direct Selling business, Two Sisters GourmetTM, which is focused on selling gourmet foods.  All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling.  PartyLite® brand products are sold in North America, Europe and Australia.  Two Sisters Gourmet™ brand products are sold in North America.

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

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments and trim and home décor products such as picture frames, lamps and textiles.  Products in this segment are sold primarily in North America to retailers in the premium and specialty channels under the CBK®, Colonial Candle of Cape Cod®, Colonial at HOME® and Seasons of Cannon Falls® brands.  In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, HandyFuel™ and Sterno® brands.

Operating profit in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes interest expense, interest income and equity in earnings of investee, which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, short-term investments, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.          Segment Information (continued)

	Three months ended April 30,
(In thousands)	2007	2006
Net Sales
Direct Selling	$160,244	$164,989
Multi-channel Group:
Catalog & Internet	39,896	36,490
Wholesale	70,227	78,768
Subtotal Multi-channel Group	110,123	115,258
Total	$270,367	$280,247
Operating profit (loss)
Direct Selling	$26,931	$20,556
Multi-channel Group:
Catalog & Internet	(2,153)	(3,762)
Wholesale	(8,122)	(2,731)
Subtotal Multi-channel Group	(10,275)	(6,493)
	16,656	14,063
Other expense	(1,184)	(2,426)
Earnings (loss) before income taxes and minority interest	$15,472	$11,637

	April 30, 2007	January 31, 2007
Identifiable Assets
Direct Selling	$251,134	$238,194
Multi-channel Group:
Catalog & Internet	154,975	152,068
Wholesale	157,184	181,384
Subtotal Multi-channel Group	312,159	333,452
Unallocated Corporate	218,564	202,992
Total	$781,857	$774,638

13.          Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

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

Today, annualized net sales are comprised of an approximately $700 million Direct Selling business, an approximately $200 million Catalog & Internet business and an approximately $250 million Wholesale business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted in the January 31, 2007 Form 10-K.

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants.  In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand further the sales and customer base of our flagship brands.  In the Wholesale segment, sales initiatives are targeted to independent retailers and national accounts.

Recent Developments

In September 2005, we announced our proposed intention to spin off the Wholesale segment.  We requested and received from the Internal Revenue Service a ruling on the tax-free status for the transaction.  In March 2006, we announced our intention to evaluate additional strategic alternatives that had been identified since the announcement of the spin off, which would likely focus on one or more of our European Wholesale businesses, believing that substantial upside opportunities exist in the North American Wholesale businesses despite challenging market conditions impacting the Home Expressions industry.

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

On April 27, 2007, we sold certain assets and liabilities of our Blyth HomeScents International (“BHI”) North American mass channel candle business, which was part of the Wholesale segment.  The business was sold for $24.0 million of which $21.8 million was received at closing and the remaining $2.2 million, which is based on a working capital adjustment, is expected to be received in the second quarter of fiscal 2008.  As stated in the asset sale agreement, the buyer has the right to review and challenge the working capital adjustment as calculated by the Company.  The sale resulted in a pre-tax loss of $0.5 million, which is recorded on the Administrative and other line in the Condensed Consolidated Statements of Earnings (Loss).

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations: (continued)

Net Sales

Net Sales in the three months ended April 30, 2007 decreased $9.8 million, or approximately 3%, to $270.4 million from $280.2 million in the first quarter of fiscal 2007.  The decrease is primarily a result of a shortfall of sales within the Wholesale segment.

Net Sales – Direct Selling Segment

Net Sales in the Direct Selling segment for the quarter ended April 30, 2007 decreased $4.8 million, or 3%, to $160.2 million from $165.0 million in the quarter ended April 30, 2006.  PartyLite’s U.S. sales decreased approximately 14% compared to the prior year due to a decline in the number of sales consultants.  PartyLite Canada reported an approximate 9% increase in sales as measured in U.S. Dollars, a 10% increase in sales in local currency, versus the prior year.  In PartyLite’s European markets, sales increased approximately 17% in U.S. Dollars, 8% increase in sales in local currency, as a result of an increase in the number of consultants in most of its geographic markets.

Net Sales – Catalog & Internet Segment

Net Sales in the Catalog & Internet segment increased $3.4 million, or 9%, to $39.9 million in the quarter ended April 30, 2007, from $36.5 million in the same period in fiscal 2007.  This increase was primarily due to increased sales in our Boca Java business as a result of investment in new member acquisitions as well as the Walter Drake, Easy Comforts, Exposures and Home Marketplace catalogs.

Net Sales – Wholesale Segment

Net Sales in the Wholesale segment in the quarter ended April 30, 2007 decreased $8.6 million, or approximately 11%, to $70.2 million from $78.8 million in the same period a year earlier. The decrease in sales is throughout all of the wholesale businesses due to market softness and the planned sales reduction in the mass candle business.

Gross Profit

Gross profit increased $0.4 million, or 0.3% to $141.7 million in the quarter ended April 30, 2007 from $141.3 million in the quarter ended April 30, 2006.  Gross profit margin increased to 52.4% for the first quarter of fiscal 2008 from 50.4% in the first quarter of fiscal 2007.  This increase is attributable to higher sales in our PartyLite Europe and PartyLite Canada markets as well as price increases and margin improvements in both the Direct Selling and Catalog & Internet segments on newer products. These items were partially offset by sales shortfalls and higher commodity costs experienced in other businesses.

Selling Expense

Selling expense decreased $3.5 million, or 4%, to $93.6 million in the first three months of fiscal 2008, when selling expense was 34.6% of net sales, from $97.1 million in the same period in fiscal 2007, or 34.7% of net sales.  The decrease in selling expense in dollars is primarily due to reduced sales and the related reduction in variable selling expenses and the positive effects of cost management initiatives.

Administrative and Other Expense

Administrative and other expense increased $1.2 million, or 4%, to $31.4 million in the first three months of fiscal 2008 from $30.2 million in the same period of fiscal 2007.  As a percent of sales, administrative expense was 11.6% in the first three months of fiscal 2008 versus 10.8% in the same period of fiscal 2007.  Included in the administrative and other expense for the three months ended April 30, 2007 is the $0.5 million loss on sale of BHI assets.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations:  (continued)

Operating Profit (Loss)

Operating profit increased $2.6 million to $16.7 million in the first three months of fiscal 2008 from $14.1 million in the same period of fiscal 2007.    The increase in operating profit is a result of increased sales in the PartyLite Europe and PartyLite Canada markets as well as price increases, cost savings initiatives and margin improvements throughout several businesses.

Operating Profit – Direct Selling Segment

Operating profit in the Direct Selling segment for the first three months of fiscal 2008 increased $6.3 million, or 31%, to $26.9 million from $20.6 million in the same period a year earlier.  The increase is primarily due to increased sales in PartyLite Europe and Canada as well as gross margin improvement from price increases and lower product costs within PartyLite U.S. which offset the sales shortfall.

Operating Loss – Catalog & Internet Segment

Operating loss in the quarter ended April 30, 2007 in the Catalog & Internet segment was $2.2 million compared to $3.8 million in the same period a year earlier.  The improvement is related to the previously mentioned increase in sales as well as price increases and margin improvements.

Operating Loss – Wholesale Segment

Operating loss in the quarter ended April 30, 2007 in the Wholesale segment was $8.1 million versus a loss of $2.7 million the same period a year earlier.  The decreased profitability is a result of lower sales throughout the segment as well as increases in commodity costs.  Additionally, included in the operating loss for the period ended April 30, 2007 are $0.8 million in restructuring charges related to the North American mass candle business and $0.5 million loss on the sale of certain assets and liabilities of BHI.

Interest Expense

Interest expense decreased approximately $1.0 million, or 21%, to $3.7 million in the first three months of fiscal 2008 from $4.7 million in the same period of fiscal 2007, due to a decrease in borrowings.

Income Taxes

Income tax expense increased $0.2 million, or 6%, to $3.7 million in the first three months of fiscal 2008 from $3.5 million in the same period in the prior fiscal year.  The effective tax rate for the three months ended April 30, 2007 was approximately 24.0% compared to 29.7% in the prior year.  The effective tax rate for the first quarter of fiscal 2008 was favorably impacted by the reversal of a previously established valuation allowance against capital loss carryforwards which was partially offset by taxes on unremitted foreign earnings. The valuation allowance was reversed as a result of a capital gain generated on the sale of certain assets and liabilities of the BHI business.

Earnings from Continuing Operations

Earnings from continuing operations increased $3.6 million, or 44%, to $11.7 million in the first three months of fiscal 2008 from $8.1 million for the same period in fiscal 2007.

Basic and diluted earnings per share from continuing operations for the quarter ended April 30, 2007, were $0.30, an increase of $0.10 compared to $0.20 for the quarter ended April 30, 2006.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss from Discontinued Operations

The loss from discontinued operations, net of tax, for the three months ended April 30, 2006 was $38.8 million, or $0.95 per diluted share.  The loss includes a non-tax deductible loss of $18.4 million on the sale of Kaemingk and a goodwill impairment charge of $16.7 million for the Edelman and Euro-Decor businesses.  Also, the loss includes operating losses for the businesses of $3.7 million for the three months ended April 30, 2006.  There was no income or loss from discontinued operations for the three months ended April 30, 2007.

Liquidity and Capital Resources

Cash and cash equivalents increased $21.4 million to $125.2 million at April 30, 2007 from $103.8 million at January 31, 2007. The increase in cash during the first three months of fiscal 2008 was primarily related to proceeds received from the sale of the North American mass channel home fragrance business.

Net cash provided by operations was $0.3 million for the first three months of fiscal 2008 compared to a use of cash of $0.4 million in the prior year period. Earnings from continuing operations increased $3.6 million to $11.7 million primarily due to increased earnings in our Direct Selling segment. Included in earnings were non-cash charges for depreciation and amortization of $7.0 million. Net changes in operating assets and liabilities decreased cash by $24.2 million.

Net cash provided by investing activities was $23.3 million. Capital expenditures for property, plant and equipment were $2.4 million for the first three months of fiscal 2008 compared to $2.7 million in the prior year period.  In the prior year, the Company experienced increased expenditures related to the expansion of PartyLite’s European distribution center.  The Company received proceeds from the sale of certain assets and liabilities of the BHI business of $21.8 million and proceeds from the sale of one of our European Wholesale discontinued operations of $0.5 million in the first three months of fiscal 2008.

Net cash used in financing activities was $2.2 million.  This was primarily due to the reduction of the Company’s long-term debt and capital lease obligations of $4.0 million which was offset by the proceeds from the issuance of the Company’s common stock upon exercise of stock options of $1.8 million.

The Company anticipates total capital spending of approximately $13.0 million for fiscal 2008 or approximately $5.0 million less than fiscal year 2007 due to the ongoing effort to reduce spending on manufacturing facilities, while moving to more of an outsourced product supply model. The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate.  The Company believes our financing needs in the short and long term can be met from cash generated internally and through our borrowing capacity from our existing credit agreements.

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants.  The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of April 30, 2007, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating.  Amounts available for borrowing under this facility were approximately $68.5 million as of April 30, 2007, reflecting $6.5 million in outstanding letters of credit.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

As of April 30, 2007, the Company had a total of $2.0 million available under an uncommitted facility with LaSalle Bank National Association, to be used for letters of credit through November 30, 2007.  As of April 30, 2007, approximately $0.1 million of letters of credit were outstanding under this facility.

As of April 30, 2007, the Company had a total of $2.0 million available under an uncommitted facility with Bank of America, to be used for letters of credit through January 31, 2008.  As of April 30, 2007, no letters of credit were outstanding under this facility.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In fiscal 2007, the Company repurchased $52.1 million of these notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At April 30, 2007, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million of 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At April 30, 2007, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of April 30, 2007, Miles Kimball had approximately $8.9 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of April 30, 2007, CBK had $4.2 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 5.3% at April 30, 2007.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

On June 7, 2006, the Company’s Board of Directors amended the stock repurchase program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares to 12,000,000 shares.  No shares have been repurchased since January 31, 2007. As of April 30, 2007, the Company has purchased a cumulative total of 6,429,182 shares for approximately $149.6 million.  Additionally, in fiscal 2005, 4,906,616 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

On March 27, 2007, the Company announced that it had declared a cash dividend of $0.27 per share of common stock.  The dividend authorized at the Company’s March 27, 2007 Board of Directors meeting was payable to shareholders of record as of May 1, 2007, and was paid on May 15, 2007.  The total payment was $10.6 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first quarter of fiscal 2007.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

During the first quarter of fiscal 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and SFAS No. 156, “Accounting for Servicing of Financial Instruments — an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The Company adopted both standards on February 1, 2007 and there was no impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation requires that a recorded tax benefit must be more likely than not to be sustained upon examination by tax authorities based upon its technical merits.  The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The Company adopted the Interpretation as of February 1, 2007 and the effect on the financial statements is disclosed in Note 10 to the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.   The Company has not yet adopted the standard and the effect, if any, on the Company’s consolidated financial position, annual results of operations or cash flows has not been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (SFAS No. 159).  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The effect, if any, of adopting SFAS No. 159 on the Company’s consolidated financial position, annual results of operations or cash flows has not yet been determined.

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

Interest Rate Risk

The Company is subject to interest rate risk on both variable rate debt and its investments in auction rate securities.  As of April 30, 2007, the company is subject to interest rate risk on approximately $4.2 million of variable rate debt.  A 1-percentage point increase in the interest rate would impact pre-tax earnings by approximately $40 thousand if applied to the total.  As of April 30, 2007, the Company held $126.3 million of short-term investments, which consist of auction rate securities and variable rate demand obligations.  A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $1.3 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of its outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes.  At April 30, 2007, there was $1.9 million remaining to be amortized.

Foreign Currency Risk

The Company uses foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in OCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Amounts included in accumulated OCI at April 30, 2007 are $0.3 million and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated Statement of Cash Flows with the items being hedged.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk (continued)

The following table provides information about the Company’s foreign exchange forward and options contracts at April 30, 2007:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Estimated Fair Value
Canadian Dollar	$12,350	0.88	$(412)
Euro	7,200	1.33	(78)
	$19,550		$(490)

The foreign exchange contracts outstanding have maturity dates through February 2008.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of April 30, 2007.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 except as follows:

Dependence on Key Corporate Management Personnel

Our success depends in part on the contributions of key corporate management, including our Chairman and Chief Executive Officer, Robert B. Goergen, as well as members of the Office of the Chairman:  Robert H. Barghaus, Vice President and Chief Financial Officer; Robert B. Goergen Jr., Vice President and President, Multi-Channel Group; and Anne M. Butler, Vice President and President PartyLite Worldwide.  We do not have employment contracts with any of our key corporate management personnel, except the Chairman and Chief Executive Officer, nor do we maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on us.

Part II.  OTHER INFORMATION (continued)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter of the fiscal year ending January 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES1
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

February 1, 2007 — February 28, 2007	0	—	0	5,570,818 shares

March 1, 2007 — March 31, 2007	0	—	0	5,570,818 shares

April 1, 2007 — April 30, 2007	0	—	0	5,570,818 shares

Total	0	—	0	5,570,818 shares

1On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  On June 7, 2006, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares.  As of April 30, 2007, the Company has purchased a total of 6,429,182 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program from time to time.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Part II.  OTHER INFORMATION (continued)

Item 6.    Exhibits

Exhibits

10.1	Asset Purchase Agreement between MVP Group International, Inc. and Candle Corporation of America dated as of April 27, 2007.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	June 11, 2007	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	June 11, 2007	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer