Form 10-Q
period 2007-07-31
BLYTH INC
filed 2007-09-07
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

39,480,662 Common Shares as of August 31, 2007

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item I.   FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
(In thousands, except share and per share data)	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$90,833	$103,808
Short-term investments	125,985	129,725
Accounts receivable, less allowance for doubtful receivables of $1,782 and $1,533, respectively	56,822	35,040
Inventories	143,652	148,321
Prepaid and other	45,166	33,317
Deferred income taxes	21,800	29,707
Total current assets	484,258	479,918
Property, plant and equipment, at cost:
Less accumulated depreciation of $219,769 and $209,160, respectively	149,368	159,484
Other assets:
Investment	3,644	3,610
Goodwill	78,682	78,682
Other intangible assets, net of accumulated amortization of $8,500 and $7,750, respectively	34,600	35,350
Deposits and other assets	18,092	17,594
Total non-current assets	135,018	135,236
Total assets	$768,644	$774,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	1,022	987
Accounts payable	48,562	56,450
Accrued expenses	67,829	77,738
Income taxes payable	3,698	4,925
Total current liabilities	121,111	140,100
Deferred income taxes	33,085	35,002
Long-term debt, less current maturities	210,575	214,792
Other liabilities	32,260	21,051
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,916,460 shares and 50,637,060 shares, respectively	1,018	1,013
Additional contributed capital	137,295	129,367
Retained earnings	536,401	534,897
Accumulated other comprehensive income	23,313	22,130
Treasury stock, at cost, 11,435,798 shares and 11,335,798 shares, respectively	(326,414)	(323,714)
Total stockholders’ equity	371,613	363,693
Total liabilities and stockholders’ equity	$768,644	$774,638

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2007	2006
Net sales	$505,238	$542,864
Cost of goods sold	242,164	273,484
Gross profit	263,074	269,380
Selling	172,645	183,856
Administrative and other	66,103	62,417
Goodwill impairment	—	36,769
Total operating expense	238,748	283,042
Operating profit (loss)	24,326	(13,662)
Other expense (income):
Interest expense	7,346	9,989
Interest income	(4,050)	(3,533)
Foreign exchange and other	(151)	(592)
Total other expense	3,145	5,864
Earnings (loss) from continuing operations before income taxes and minority interest	21,181	(19,526)
Income tax expense (benefit)	6,223	(6,975)
Earnings (loss) from continuing operations before minority interest	14,958	(12,551)
Minority interest	54	74
Earnings (loss) from continuing operations	14,904	(12,625)
Loss from discontinued operations, net of income tax benefit of $1,041 in 2006	—	(107,351)
Net earnings (loss)	$14,904	$(119,976)
Basic:
Earnings (loss) from continuing operations per common share	$0.38	$(0.31)
Loss from discontinued operations per common share	—	(2.66)
Net earnings (loss) per common share	$0.38	$(2.98)
Weighted average number of shares outstanding	39,400	40,312
Diluted:
Earnings (loss) from continuing operations per common share	$0.37	$(0.31)
Loss from discontinued operations per common share	—	(2.66)
Net earnings (loss) per common share	$0.37	$(2.98)
Weighted average number of shares outstanding	39,751	40,312

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

Three months ended July 31 (In thousands, except per share data)	2007	2006
Net sales	$234,871	$262,617
Cost of goods sold	113,501	134,571
Gross profit	121,370	128,046
Selling	78,996	86,744
Administrative and other	34,704	32,258
Goodwill impairment	—	36,769
Total operating expense	113,700	155,771
Operating profit (loss)	7,670	(27,725)
Other expense (income):
Interest expense	3,625	5,288
Interest income	(2,061)	(1,747)
Foreign exchange and other	397	(103)
Total other expense	1,961	3,438
Earnings (loss) from continuing operations before income taxes and minority interest	5,709	(31,163)
Income tax expense (benefit)	2,510	(10,434)
Earnings (loss) from continuing operations before minority interest	3,199	(20,729)
Minority interest	27	40
Earnings (loss) from continuing operations	3,172	(20,769)
Loss from discontinued operations, net of income tax benefit of $892 in 2006	—	(68,598)
Net earnings (loss)	$3,172	$(89,367)
Basic:
Earnings (loss) from continuing operations per common share	$0.08	$(0.52)
Loss from discontinued operations per common share	—	(1.72)
Net earnings (loss) per common share	$0.08	$(2.24)
Weighted average number of shares outstanding	39,488	39,821
Diluted:
Earnings (loss) from continuing operations per common share	$0.08	$(0.52)
Loss from discontinued operations per common share	—	(1.72)
Net earnings (loss) per common share	$0.08	$(2.24)
Weighted average number of shares outstanding	39,835	39,821

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)
						Accumulated
		Additional				Other
	Common	Contributed	Retained	Treasury	Unearned	Comprehensive
	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)	Total
For the six months ended July 31, 2006:
Balance, February 1, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net loss for the period			(119,976)				(119,976)
Foreign currency translation adjustments						14,288	14,288
Unrealized gain on certain investments (net of tax $4)						6	6
Net loss on cash flow hedging instruments (net of tax of $33)						(62)	(62)
Reclassification of unearned compensation		(3,070)			3,070		—
Comprehensive loss							(105,744)
Cancellation of restricted stock		438		(438)			—
Amortization of unearned compensation		450					450
Dividends			(9,302)				(9,302)
Treasury stock purchases				(34,987)			(34,987)
Balance, July 31, 2006	$1,010	$125,398	$528,705	$(323,169)	$—	$12,297	$344,241
For the six months ended July 31, 2007:
Balance, February 1, 2007	$1,013	$129,367	$534,897	$(323,714)	$—	$22,130	$363,693
FIN 48 adoption adjustment			(2,769)				(2,769)
Adjusted Balance, February 1, 2007:	$1,013	$129,367	$532,128	$(323,714)	$—	$22,130	$360,924
Net earnings for the period			14,904				14,904
Foreign currency translation adjustments						1,746	1,746
Unrealized gain on certain investments (net of tax $51)						84	84
Net loss on cash flow hedging instruments (net of tax of $348)						(647)	(647)
Comprehensive income							16,087
Common stock issued in connection with long-term incentive plan	6	7,073					7,079
Common stock cancelled in connection with long-term incentive plan	(1)						(1)
Tax benefit from stock options		303					303
Amortization of unearned stock compensation		552					552
Dividends			(10,631)				(10,631)
Treasury stock purchases				(2,700)			(2,700)
Balance, July 31, 2007	$1,018	$137,295	$536,401	$(326,414)	$—	$23,313	$371,613

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended July 31 (In thousands)	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$14,904	$(119,976)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss on sale of discontinued operations, net of tax	—	92,897
Depreciation and amortization	14,435	17,234
Loss on disposition of fixed assets	39	1,144
Gain on sale of assets	(594)	—
Stock-based compensation expense	983	450
Deferred income taxes	8,247	(10,094)
Equity (income) loss of investee	(34)	60
Minority interest	15	(45)
Goodwill impairment	—	36,769
Loss on sale of assets held for sale	—	79
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(29,007)	16,253
Inventories	(11,145)	(24,030)
Prepaid and other	(12,394)	(12,724)
Other long-term assets	2,406	1,067
Accounts payable	(7,344)	(6,449)
Accrued expenses	(9,647)	(14,392)
Other liabilities	1,607	(1,945)
Income taxes	(1,337)	(10,990)
Net cash used in operating activities	(28,866)	(34,692)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,034)	(8,743)
Purchases of short-term investments	(1,167,030)	(744,341)
Proceeds from sales of short-term investments	1,170,770	671,206
Proceeds from sale of assets	25,423	5,458
Proceeds from the sales of businesses, net of cash disposed	514	69,208
Purchase of businesses, net of cash acquired	—	(6,654)
Net cash provided by (used in) investing activities	25,643	(13,866)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,079	—
Tax benefit from stock options	303	—
Purchases of treasury stock	(2,700)	(34,987)
Borrowings from bank lines of credit	—	32,903
Repayments on bank lines of credit	—	(26,664)
Repayments of long-term debt	(3,995)	(72,607)
Payments on capital lease obligations	(217)	—
Dividends paid	(10,631)	(9,302)
Net cash used in financing activities	(10,161)	(110,657)
Effect of exchange rate changes on cash	409	3,661
Net decrease in cash and cash equivalents	(12,975)	(155,554)
Less: cash and cash equivalents of discontinued operations at end of period		2,928
Cash and cash equivalents at beginning of period	103,808	242,068
Cash and cash equivalents at end of period	$90,833	$83,586

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Our investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position as of July 31, 2007 and the consolidated results of its operations and cash flows for the six-month periods ended July 31, 2007 and 2006.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 31, 2007, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.

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

Included in the earnings (loss) from discontinued operations in the Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended July 31, 2007 and 2006 are the following:

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2007	2006	2007	2006
Net Sales	$—	$27,379	$—	$86,625
Loss from discontinued operations, net of tax	—	(10,791)	—	(14,454)
Loss on sale of discontinued operations, net of tax	—	(57,807)	—	(92,897)

Included in the net loss from discontinued operations were operating losses related to Kaemingk of $0.0 million and $0.3 million, respectively, for the three and six months ended July 31, 2006. In the first quarter of fiscal 2007 the Company recorded a non-tax deductible loss from discontinued operations of $18.4 million related to the sale of Kaemingk.

Included in the net loss from discontinued operations were net operating losses related to Edelman and Euro-Decor of $1.9 million and $2.2 million for the three and six months ended July 31, 2006, respectively. In the first quarter of fiscal 2007, the Company recorded a non-tax deductible goodwill impairment charge of $16.7 million related to these businesses, which has been included in the net loss from discontinued operations. In the quarter ended July 31, 2006, the net loss from discontinued operations includes a non-taxable gain on the sale of Edelman and Euro-Decor of $1.9 million.

Included in the net loss from discontinued operations were net operating losses related to Gies and Colony for the three and six months ended July 31, 2006, of $8.9 million and $11.9 million, respectively.  Also included in the net loss from discontinued operations for the three and six months ended July 31, 2006 were non-tax deductible charges for the impairment of the Gies and Colony businesses of $31.1 million and $28.6 million, respectively.

These charges reflected the amount by which the carrying value of the net assets sold exceeded the estimated fair value of the businesses.

On April 27, 2007, the Company sold certain assets and liabilities of its Blyth HomeScents International North American mass channel candle business (“BHI NA”), which was part of the Wholesale segment.  The net assets were sold for $25.1 million, inclusive of proceeds from the sale of overstock inventory of $1.1 million. Of this amount, $21.8 million was received at closing and $3.3 million was received in the second quarter of fiscal 2008.  The sale, including the proceeds received in the second quarter, resulted in a pre-tax gain of $0.6 million, and is recorded as Administrative and other expenses in the Condensed Consolidated Statements of Earnings (Loss).

Included in the sale were working capital net assets, as well as fixed assets and leases related to the Memphis, Tennessee distribution facility and Bentonville, Arkansas operations.  The Company retained all other offices and its Elkin, North Carolina manufacturing and distribution facilities, which produce the Company’s premium wholesale Colonial Candle brand product, and continue to manufacture and distribute candles under a transition services agreement for the buyer. The net assets sold were comprised primarily of customer relationships, accounts receivable of $7.4 million, inventory of $16.6 million and distribution equipment of $1.1 million, less liabilities assumed of $1.7 million.

In addition, the Company entered into an overstock inventory agreement with the buyer that provides for revenue sharing in future sales of excess and obsolete inventory, transferred to the buyer as part of the sale of certain assets and liabilities of BHI NA.  The Company is entitled to receive a portion of the proceeds from the sale of the overstock inventory by the buyer. For the three and six months ended July 31, 2007, the Company received $1.1 million of proceeds from this agreement, which were included as part of the pre-tax gain on sale of $0.6 million, described above.

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

As of January 31, 2007, the Company had an accrual for approximately $2.5 million for restructuring charges in the Condensed Consolidated Balance Sheet, which related to the aforementioned severance liabilities and lease obligations. For the six month period ending July 31, 2007, an additional $0.5 million of lease termination charges were recorded in cost of goods sold and $0.8 million in severance charges were recorded in administrative and other expense.  As a result of payments made during the six month period ending July 31, 2007 approximately $0.9 million of severance liabilities and $0.6 million of lease obligations were remaining on the balance sheet at July 31, 2007.  The remaining severance liability and lease obligations will be paid within the next twelve months.

The following table represents the restructuring activity incurred for the above described programs recorded during the six month period ended July 31, 2007:

	Wholesale Segment	Direct Selling Segment
(In thousands)	Severance Costs	Lease Obligation	Severance Costs	Total
Balance at January 31, 2007	$469	$450	$1,541	$2,460
Charges incurred in fiscal 2008	769	541	—	$1,310
Payments made in fiscal 2008	(509)	(391)	(1,374)	(2,274)
Balance at July 31, 2007	$729	$600	$167	$1,496

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

As of July 31, 2007 and January 31, 2007, the Company held $126.0 million and $129.7 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.

Short-term investments by contractual maturity are as follows:

(In thousands)	July 31, 2007	January 31, 2007
Due within one year	$4,000	$7,000
Due between one and ten years	3,750	—
Due after ten years	118,235	122,725
Total	$125,985	$129,725

There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments.  All income generated from these short-term investments was recorded as interest income.  Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

5.                                      Inventories

The components of inventory are as follows:

(In thousands)	July 31, 2007	January 31, 2007
Raw materials	$13,109	$22,462
Work in process	548	90
Finished goods	129,995	125,769
Total	$143,652	$148,321

6.                                      Goodwill and Other Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test and other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

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

The following table shows the carrying amount of goodwill, by operating segment, as of July 31, 2007 and January 31, 2007:

		Catalog &
(In thousands)	Direct Selling	Internet	Total
Goodwill	$2,298	$76,384	$78,682

Other intangible assets, all reported in the Catalog & Internet segment, consisted of the following:

	July 31, 2007			January 31, 2007
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	8,500	6,500	15,000	7,750	7,250
Total	$43,100	$8,500	$34,600	$43,100	$7,750	$35,350

Amortization expense for other intangible assets for the six month periods ended July 31, 2006 and 2007 was $0.9 million and $0.8 million, respectively. The estimated annual amortization expense for fiscal 2008 is $1.5 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2009 is as follows:  $1.5 million, $1.1 million, $1.0 million, $0.8 million and $0.6 million.

7.                                      Earnings per Share

The components of basic and diluted earnings per share are as follows:

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2007	2006	2007	2006
Net earnings (loss)	$3,172	$(89,367)	$14,904	$(119,976)
Weighted average number of common shares outstanding:
Basic	39,488	39,821	39,400	40,312
Dilutive effect of stock options and restricted shares	347	—	351	—
Weighted average number of common shares outstanding:
Diluted	39,835	39,821	39,751	40,312

For the three and six-month periods ended July 31, 2007, options to purchase 231,200 and 463,400 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for the three and six-month periods ended July 31, 2006, options to purchase 1,148,400 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

8.                                      Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2006	9,533,416	$(287,744)
Restricted stock cancellations	—	(438)
Treasury stock purchases	1,802,382	(34,987)
Balance at July 31, 2006	11,335,798	$(323,169)

Balance at February 1, 2007	11,335,798	$(323,714)
Treasury stock purchases	100,000	(2,700)
Balance at July 31, 2007	11,435,798	$(326,414)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2006	50,528,060	$1,010
Balance at July 31, 2006	50,528,060	$1,010

Balance at February 1, 2007	50,637,060	$1,013
Common stock issued in connection with long-term incentive plan	283,400	6
Common stock cancelled in connection with long-term incentive plan	(4,000)	(1)
Balance at July 31, 2007	50,916,460	$1,018

9.                                      Bank Lines of Credit

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants.  The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of July 31, 2007, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating.  The amount available for borrowing under this facility was approximately $68.5 million as of July 31, 2007, reflecting $6.5 million in outstanding letters of credit.

10.                               Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007.  As a result of the adoption of FIN 48, the Company recognized an increase of $6.1 million in the liability for unrecognized tax benefits and an asset of $3.3 million.  These amounts were accounted for as a net $2.8 million reduction to the Company’s February 1, 2007 retained earnings balance.

As of February 1, 2007, the date of adoption, and July 31, 2007, the Company’s unrecognized tax benefits totaled $17.1 million and $17.0 million, respectively.  Of the amount of unrecognized benefits at February 1, 2007, $13.1 million, if recognized, would affect our effective tax rate.  Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

The Company will now recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. In the past interest and penalties were reflected as part of pre-tax income.  The Company has made a change in accounting principle related to interest and penalties as part of the adoption of FIN 48.  During the three and six months ended July 31, 2007, the Company recognized $0.1 million and $0.3 million, respectively of interest expense related to the unrecognized tax benefits.  As of the adoption date, the Company had accrued interest of $2.6 million and penalties of $3.3 million in relation to the above unrecognized tax benefits.  At July 31, the accrual for interest and penalties was $6.2 million.

Blyth, Inc. files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.   The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the U.S., including state jurisdictions of Illinois and Massachusetts, Canada, Germany, and Switzerland.  In the U.S, we are not currently under audit by the Internal Revenue Service but we are open to examination for the fiscal years 2005 through 2007.  We are currently under audit in the state of Illinois for the fiscal years 2002, 2003, and 2004 and are open to examination for the fiscal years 2005 through 2007.  We are also currently under audit in the state of Massachusetts for the fiscal years 2001, 2002, 2003, and 2004 and are open to examination for the fiscal years 2005 through 2007.  In Canada, we are currently under audit for fiscal years 2005 and 2006 and are open to examination for 2007.  In Germany, we are currently under examination for the fiscal year 2004 and open to examination for fiscal years 2005 through 2007.  In Switzerland, we are open to examination for fiscal year 2007.  We do not anticipate that the resolution of the Illinois, Massachusetts, Canadian and German audits will materially impact our financial statements.

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

In the first quarter of fiscal 2008 the Company recorded a $6.1 million reversal of a previously established valuation allowance against capital loss carryforwards.  This resulted from a capital gain generated on the sale of certain assets and liabilities of the BHI NA business.

11.                               Stock Based Compensation

Summary of Plans

As of July 31, 2007, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of July 31, 2007, 6,500,100 shares were authorized and approximately 3,700,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. At the 2007 Annual Meeting, each non-employee director was granted 1,500 RSUs vesting in two equal installments beginning on the first anniversary of the date of grant.

The total compensation expense related to all stock-based compensation plans for the three and six-month periods ended July 31, 2007 was approximately $0.1 million and $0.5 million, respectively.  The total compensation expense related to all stock-based compensation plans for the three and six-month periods ended July 31, 2006 was approximately $0.4 million and $0.7 million, respectively.  The tax benefit recognized for the three and six-month periods ended July 31, 2007 was approximately $0.0 million and $0.2 million, respectively.  The tax benefit recognized for the three and six-month periods ended July 31, 2006 was approximately $0.1 million and $0.2 million, respectively.

Impact of Adoption of 123(R)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended July 31, 2007 and 2006 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Transactions involving restricted stock and RSUs are summarized as follows:

			Aggregate
		Weighted Average	Intrinsic Value
	Shares	Grant date Fair Value	(In thousands)
Nonvested restricted stock and RSUs at January 31, 2007	343,430	$24.63
Granted	12,000	27.79
Vested	(19,000)	25.68
Forfeited	(50,205)	26.14
Nonvested restricted stock and RSUs at July 31, 2007	286,225	$24.43	$6,389
Total restricted stock and RSUs at July 31, 2007	317,225	$24.86	$7,080

Compensation expense related to restricted stock and RSUs for the three and six-month periods ended July 31, 2007 was approximately $0.1 million and $0.5 million, respectively. Compensation expense related to restricted stock and restricted stock units for the three and six-month periods ended July 31, 2006 was approximately $0.4 million and $0.6 million, respectively. There were 12,000 RSUs granted to the Board of Directors in the second quarter of fiscal 2008.

As of July 31, 2007, there was $4.4 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 2.16 years. As of July 31, 2007, approximately 0.3 million restricted stock awards with a weighted average grant date fair value of $24.43 are expected to vest.  The total unrecognized stock-based compensation cost to be recognized in future periods as of July 31, 2007 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

			Weighted Average
	Option	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at January 31, 2007	877,500	$26.32	4.56
Options granted	—	—
Options exercised	(283,400)	24.98
Options forfeited and expired	(64,500)	24.77
Outstanding at July 31, 2007	529,600	$27.23	4.25	$31,000
Exercisable at July 31, 2007	524,600	$27.31	4.25	$15,000

At July 31, 2007 and January 31, 2007, options to purchase 524,600 and 860,000 shares, respectively, were exercisable.  There were no options granted during the current fiscal year.

The compensation expense for the three and six months ended July 31, 2007 related to stock options was not significant. As of July 31, 2007, $20 thousand of total unrecognized compensation cost related to stock options is expected to be recognized over a period of 1.83 years.  All outstanding stock options at July 31, 2007 are expected to vest.

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

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2007	2006	2007	2006
Net Sales
Direct Selling	$130,219	$143,999	$290,463	$308,988
Multi-channel Group:
Catalog & Internet	40,176	38,423	80,072	74,912
Wholesale	64,476	80,195	134,703	158,964
Subtotal Multi-channel Group	104,652	118,618	214,775	233,876
Total	$234,871	$262,617	$505,238	$542,864
Operating profit (loss)
Direct Selling	$15,377	$14,359	$42,308	$34,914
Multi-channel Group:
Catalog & Internet	(2,903)	(2,303)	(5,056)	(6,063)
Wholesale	(4,804)	(39,781)	(12,926)	(42,513)
Subtotal Multi-channel Group	(7,707)	(42,084)	(17,982)	(48,576)
	7,670	(27,725)	24,326	(13,662)
Other expense	(1,961)	(3,438)	(3,145)	(5,864)
Earnings (loss) from continuing operations before income taxes and minority interest	$5,709	$(31,163)	$21,181	$(19,526)

	July 31, 2007	January 31, 2007
Identifiable Assets
Direct Selling	$251,236	$238,194
Multi-channel Group:
Catalog & Internet	162,279	152,068
Wholesale	173,400	181,384
Subtotal Multi-channel Group	335,679	333,452
Unallocated Corporate	181,729	202,992
Total	$768,644	$774,638

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

Today, annualized net sales are comprised of an approximately $700 million Direct Selling business, an approximately $200 million Catalog & Internet business and an approximately $250 million Wholesale business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted in the Form 10-K, for the  fiscal year ended January 31, 2007.

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

In accordance with this intention to explore strategic alternatives with respect to our European Wholesale businesses, (a) on April 12, 2006, we sold Kaemingk B.V. (“Kaemingk”) to an entity controlled by the management of this business, (b) on June 16, 2006, we sold Edelman B.V. (“Edelman”) and Euro-Decor B. V. (“Euro-Decor”) to an entity with which members of the management of Edelman and Euro-Decor are affiliated, (c) on August 17, 2006, we sold the Gies Group and (d) on December 20, 2006, we sold Colony Gifts Corporation Ltd. (“Colony”). Accordingly, the results of operations for Kaemingk, Edelman, Euro-Decor, Gies and Colony have been classified as discontinued operations for all periods presented.

On April 27, 2007, the Company sold certain assets and liabilities of its BHI NA mass channel candle business, which was part of the Wholesale segment.  The net assets were sold for $25.1 million, inclusive of proceeds from the sale of overstock inventory of $1.1 million. Of this amount, $21.8 million was received at closing and $3.3 million was received in the second quarter of fiscal 2008.  The sale, including the proceeds received in the second quarter, resulted in a pre-tax gain of $0.6 million, and is recorded as Administrative and other expenses in the Condensed Consolidated Statements of Earnings (Loss).

Net Sales

Net sales in the six months ended July 31, 2007 decreased $37.7 million, or approximately 7%, to $505.2 million from $542.9 million in the first six months of the comparable prior year period.  The decrease is primarily a result of a shortfall of sales within PartyLite’s domestic market and Wholesale segment, offset by increased sales in the Catalog and Internet segment.

Net sales decreased $27.7 million, or 11%, to $234.9 million in the quarter ended July 31, 2007 from $262.6 million in the comparable prior year period, as a result of the impact of the sale of BHI NA, which resulted in a  sales decrease of $10.6 million, or 4%, and the sales decline in PartyLite’s domestic market, partially offset by higher sales within the Catalog & Internet segment.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the six months ended July 31, 2007 decreased $18.5 million, or 6%, to $290.5 million from $309.0 million in the comparable prior year period.  PartyLite’s U.S. sales decreased approximately 18% compared to the prior year primarily due to a decline in the number of active independent sales consultants.  PartyLite Canada reported an approximate 3% increase in sales as measured in U.S. Dollars, a 2% increase in sales in local currency, versus the prior year.  In PartyLite’s European markets, sales increased approximately 10% in U.S. Dollars, a 1% increase in local currency.

Net sales in the Direct Selling segment for the quarter ended July 31, 2007 decreased $13.8 million, or 10%, to $130.2 million from $144.0 million in the comparable prior year period. PartyLite’s U.S. sales decreased approximately 24% compared to the prior year mainly due to a decline in active independent sales consultants. PartyLite Canada reported a 3% decrease in sales as measured in U.S. Dollars, a 6% decrease in sales in local currency, versus the prior year.  In PartyLite’s European markets, sales increased approximately 2% as measured in U.S. Dollars, a decrease of 5% in sales in local currency, versus the prior year.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment increased $5.2 million, or 7%, to $80.1 million in the six months ended July 31, 2007, from $74.9 million in the comparable prior year period.  This increase was primarily due to increased sales in our Boca Java business as a result of investment in new club member acquisitions and increased sales in our core catalogs of the Miles Kimball company.

Net sales in the Catalog & Internet segment increased $1.8 million, or 5%, to $40.2 million in the quarter ended July 31, 2007, compared with $38.4 million in the comparable prior year period.  This increase was primarily due to sales growth attributable to new club member acquisitions in Boca Java.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the six months ended July 31, 2007 decreased $24.3 million, or approximately 15%, to $134.7 million from $159.0 million in the comparable prior year period. The decrease in sales is primarily due to a planned sales reduction in the mass candle business, the sale of the BHI NA business, as well as the decline in the overall home décor business, reflecting a softer housing market.

Net sales in the Wholesale segment in the quarter ended July 31, 2007 decreased $15.7 million, or approximately 20% to $64.5 million from $80.2 million in the comparable prior year period. The decrease in sales is primarily due to a planned sales reduction in the mass candle business, the sale of the BHI NA business, as well as the decline in the overall home décor business, reflecting a softer housing market.

Gross Profit

Gross profit decreased $6.3 million, or 2%, to $263.1 million in the six months ended July 31, 2007 from $269.4 million in the comparable prior year period.  The decrease in gross profit is principally attributable to the impairment and accelerated depreciation of certain fixed assets of $2.6 million, resulting from the sale of the BHI NA business, in addition to the impact of reduced sales within the Direct Selling and Wholesale Segments. Gross profit margin increased to 52.1% for the six months ended July 31, 2007 from 49.6% in the comparable prior year period.  The gross profit margin improvement is the result of price increases, favorable product mix and effective cost control efforts, partially offset by a continued increase in commodity costs.

Gross profit decreased $6.6 million, or 5%, to $121.4 million in the quarter ended July 31, 2007 from $128.0 million in the comparable prior year period. This decline in gross profit is primarily due to the impairment and accelerated depreciation of certain fixed assets of $2.1 million, as a result of the sale of the BHI NA business, as well as the impact of reduced sales within the Direct Selling and Wholesale Segments. Gross profit margin increased to 51.7% for the quarter ended July 31, 2007 from 48.8% in the comparable prior year period.  The gross profit margin improvement is the result of price increases, favorable product mix, and effective cost control efforts, partially offset by a continued increase in commodity costs.

Selling Expense

Selling expense decreased $11.3 million, or 6%, to $172.6 million in the six months ended July 31, 2007, from $183.9 million in the comparable prior year period. The decrease in selling expense is primarily due to reduced sales. As a percentage of net sales, selling expense increased to 34.2% of net sales for the six months ended July 31, 2007, compared to 33.9% of net sales during the comparable prior year period.

Selling expense decreased $7.7 million, or 9%, to $79.0 million in the quarter ended July 31, 2007, from $86.7 million in the comparable prior year period. The decrease in selling expense is primarily due to the decreased sales in the Direct Selling and Wholesale segments. As a percentage of net sales, selling expense increased to 33.6% of net sales for the quarter ended July 31, 2007, compared to 33.0% for the comparable prior year period.

Administrative and Other Expense

Administrative and other expense increased $3.7 million, or 6%, to $66.1 million in the six months ended July 31, 2007 from $62.4 million in the comparable prior year period.  As a percent of sales, administrative expense was 13.1% in the six months ended July 31, 2007 versus 11.5% in the comparable prior year period.  The increase in administrative expense includes severance and related benefits expense associated with termination of certain employees as a result of the sale of the BHI NA business of $2.9 million and an amendment to an executive employment agreement, partially offset by the gain on the sale of the BHI NA business.

Administrative and other expense increased $2.4 million, or 11%, to $34.7 million in the quarter ended July 31, 2007 from $32.3 million in the comparable prior year period.  As a percent of sales, administrative expense was 14.8% for the quarter ended July 31, 2007 and 12.3% for the comparable prior year period.   The increase in administrative expense includes severance and related benefits expense associated with the termination of certain employees as a result of the sale of the BHI NA business of $ 2.2 million and an amendment to an executive employment agreement, partially offset by the gain on the sale of the BHI NA business.

Operating Profit (Loss)

Operating profit increased $38.0 million to $24.3 million in the six months ended July 31, 2007 from a loss of $13.7 million in the comparable prior year period. This increase was primarily due to the non-repeating goodwill impairment charge of $36.8 million recorded in the Wholesale segment in the second quarter of the prior year. Excluding the prior year goodwill impairment charge, the Company’s operating profit improvement was offset by an increase in operating losses in the Wholesale segment as a result of the sale of the BHI NA business.

Operating profit increased $35.4 million to $7.7 million in the quarter ended July 31, 2007 from a loss of $27.7 million in the comparable prior year period.  This increase was due to the aforementioned goodwill impairment charge of $36.8 million. Excluding the prior year goodwill impairment charge, the Company’s operating profit improvement was offset by an increase in operating losses in the Wholesale segment as a result of the sale of the BHI NA business.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the six months ended July 31, 2007 increased $7.3 million, or 21%, to $42.3 million from $35.0 million in comparable prior year period.  The increase is primarily due to gross margin improvement from a combination of product mix, price increases and cost saving initiatives throughout the PartyLite businesses, as well as improved sales in PartyLite Europe and Canada.

Operating profit in the quarter ended July 31, 2007 in the Direct Selling segment increased $1.0 million, or 7%, to $15.4 million from $14.4 million in the comparable prior year period.  This increase was primarily driven by the higher gross margin due to a combination of product mix, price increases and cost saving initiatives throughout the PartyLite businesses and increased sales in PartyLite Europe.

Operating Loss - Catalog & Internet Segment

Operating loss in the six months ended July 31, 2007 in the Catalog & Internet segment improved by $1.0 million, or 17% to $5.1 million compared to a $6.1 million loss in the comparable prior year period.  The improvement is related to the increase in sales and margin improvements within the Miles Kimball business.

Operating loss in the quarter ended July 31, 2007 in the Catalog & Internet segment increased $0.6 million to $2.9 million versus $2.3 million in the comparable prior year period.  The increase in operating loss over the prior year is primarily due to the continued investment in Boca Java during the second quarter.

Operating Loss - Wholesale Segment

Operating loss in the six months ended July 31, 2007 in the Wholesale segment was $12.9 million versus a loss of $42.5 million in the comparable prior year period.  Included in the prior year was a goodwill impairment charge of $36.8 million. In fiscal 2008, additional costs were incurred due to the sale of the BHI NA business, which included severance of $3.2 million, the impairment of certain fixed assets and accelerated depreciation of $2.6 million.

Operating loss in the quarter ended July 31, 2007 in the Wholesale segment decreased $35.0 million to $4.8 million versus a loss of $39.8 million in the comparable prior year period.  As mentioned above, during the second quarter of fiscal 2007 a goodwill impairment charge of $36.8 million was recorded.  In the current quarter, additional costs were incurred due to the sale of the BHI NA business, which included severance of $2.5 million, and the impairment of certain fixed asset and accelerated depreciation of $2.1 million.

Interest Expense and Interest Income

Interest expense decreased approximately $2.7 million, or 27%, to $7.3 million in the six months ended July 31, 2007 from $10.0 million in the comparable prior year period, due to a decrease in borrowings.

Interest expense decreased approximately $1.7 million, or 31% to $3.6 million in the quarter ended July 31, 2007 from $5.3 million in the comparable prior year period, due to a decrease in borrowings.

Interest income increased approximately $0.5 million to $4.0 million in the six months ended July 31, 2007 from $3.5 million in the comparable prior year period, due to higher cash and short-term investment balances and an increase in interest rates.

Interest income increased approximately $0.4 million to $2.1 million in the second quarter ended July 31, 2007, from $1.7 million in the comparable prior year period, due to higher cash and short-term investment balances and an increase in interest rates.

Income Taxes

Income tax expense (benefit) increased $13.2 million, to $6.2 million in the six months ended July 31, 2007 from a benefit of $7.0 million in the same period in the prior fiscal year.  The effective tax rate for the six months ended July 31, 2007 was approximately 29.4% compared to a benefit of 35.7% in the prior year.  The effective tax rate for the first six months of fiscal 2008 was favorably impacted by the reversal of a previously established valuation allowance against capital loss carryforwards which was partially offset by taxes on unremitted foreign earnings. The valuation allowance was reversed as a result of a capital gain generated on the sale of certain assets and liabilities of the BHI NA business.  The tax benefit in the prior year was a result of $10.6 million of tax benefit related to $28.0 million of the goodwill impairment charge.

Income tax expense (benefit) increased $12.9 million to an expense of $2.5 million in the three months ended July 31, 2007 from a benefit of $10.4 million in the three months ended July 31, 2006. The tax benefit was a result of the $10.6 million benefit discussed above.  The effective tax rate for the three months ended July 31, 2007 was an expense of 43.9% compared to a benefit of 33.5% in the prior year. The increase in the effective tax rate for the current quarter, versus the comparable prior year’s period, is due in part to the increase in taxes on unremitted foreign earnings.

Earnings (Loss) from Continuing Operations

Earnings from continuing operations increased $27.5 million to $14.9 million, or $0.37 per diluted share, in the six months ended July 31, 2007 from a loss of $12.6 million, or $0.31 per diluted share, for the comparable prior year period.  The improvement is primarily the result of the goodwill impairment charges recorded in the prior year, offset by costs incurred with the sale of the BHI NA business, as mentioned previously.

Earnings from continuing operations for three months ended July 31, 2007 were $3.2 million, or $0.08 per diluted share, an increase of $24.0 million, compared to loss of $20.8 million, or $0.52 per diluted share, for the comparable prior year period. The improvement is primarily the result of previously mentioned impairment charges taken in the prior year, offset by costs incurred with the sale of the BHI NA business, as mentioned previously.

Loss from Discontinued Operations

The loss from discontinued operations, net of tax, for the six months ended July 31, 2006 was $107.4 million, or $2.66 per diluted share.  The loss includes a non-tax deductible loss of $18.4 million on the sale of Kaemingk and a loss on sale of $14.7 million for the Edelman and Euro-Decor businesses, which includes a goodwill impairment charge of $16.7 million.  The loss from discontinued operations also includes non-tax deductible impairment charges of $31.1 million for the Gies business and $28.6 million for the Colony business. Also, the loss includes operating losses for the businesses of $14.5 million for the six months ended July 31, 2006. There was no income or loss from discontinued operations for the six months ended July 31, 2007.

Loss from discontinued operations, net of tax, for the three months ended July 31, 2006 was $68.6 million, or $1.72 per diluted share.  The loss includes non-tax deductible impairment charges of $31.1 million for the Gies business and $28.6 million for the Colony business and a gain on the sale of Edelman and Euro-Decor of $1.9 million.  Also, the loss includes operating losses for the businesses of $10.8 million for the quarter ended July 31, 2006. There was no income or loss from discontinued operations for the three months ended July 31, 2007.

Liquidity and Capital Resources

Cash and cash equivalents decreased $13.0 million to $90.8 million at July 31, 2007 from $103.8 million at January 31, 2007.

Net cash used by operations was $28.9 million for the six months ended July 31, 2007 compared to $34.7 million in the comparable prior year period. The Company had earnings from operations of $14.9 million during the six months ended July 31, 2007. Cash used in operating assets and liabilities, net of the deferred income tax asset of $8.2 million, was $58.6 million.  Also included in earnings from continuing operations were non-cash charges for depreciation and amortization of $14.4 million and amortization of unearned compensation of $1.0 million.

Net cash provided by investing activities was $25.6 million. Capital expenditures for property, plant and equipment were $4.0 million for the six months ended July 31, 2007 compared to $8.7 million in the prior year period.  In the comparable prior year period, the capital expenditures included the expansion of PartyLite’s European distribution center.  The Company received proceeds from the sale of certain assets and liabilities of the BHI NA business of $25.1 million and proceeds from the sale of one of our European Wholesale discontinued operations of $0.5 million in the six months ended July 31, 2007.

Net cash used in financing activities was $10.2 million.  This was primarily due to the Company’s dividend payment of $10.6 million, the reduction of long-term debt and capital lease obligations of $4.2 million, and a purchase of Treasury Stock of $2.7 million.  This was partially offset by the proceeds from the issuance of the Company’s common stock upon exercise of stock options of $7.1 million.

The Company anticipates total capital spending of approximately $13.0 million for fiscal 2008 or approximately $5.0 million less than fiscal year 2007 due to the reduced spending requirements on the Company’s manufacturing facilities. The Company has grown in part through acquisitions and, as part of its growth strategy, the Company expects to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate.  The Company believes our financing needs in the short and long term can be met from cash generated internally and through our borrowing capacity from our existing credit agreements.

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants.  The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of July 31, 2007, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating.  Amounts available for borrowing under this facility were approximately $68.5 million as of July 31, 2007, reflecting $6.5 million in outstanding letters of credit.

As of July 31, 2007, the Company had a total of $2.0 million available under an uncommitted facility with LaSalle Bank National Association, to be used for letters of credit through November 30, 2007.  As of July 31, 2007, approximately $0.5 million of letters of credit were outstanding under this facility.

As of July 31, 2007, the Company had a total of $2.0 million available under an uncommitted facility with Bank of America, to be used for letters of credit through January 31, 2008.  As of July 31, 2007, no letters of credit were outstanding under this facility.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In fiscal 2007, the Company repurchased $52.1 million of these notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At July 31, 2007, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million of 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At July 31, 2007, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of July 31, 2007, Miles Kimball had approximately $8.8 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of July 31, 2007, CBK had $4.2 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 5.4% at July 31, 2007.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

On June 7, 2006, the Company’s Board of Directors amended the stock repurchase program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares to 12,000,000 shares.  The Company repurchased 100,000 shares during the six months ended July 31, 2007. As of July 31, 2007, the Company has purchased a cumulative total of 6,529,182 shares for approximately $152.3 million.  Additionally, 4,906,616 shares were repurchased in fiscal 2005, through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

On September 6, 2007 the Company announced that it had declared a cash dividend of $0.27 per share of common stock for the six months ended July 31, 2007.  The dividend, authorized at the Company’s September 6, 2007 Board of Directors meeting, will be payable to shareholders of record as of November 1, 2007, and will be paid on November 15, 2007.

Critical Accounting Policies

There were no changes to our critical accounting policies in the second quarter of fiscal 2008.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Recent Accounting Pronouncements

During the first quarter of fiscal 2007, the FASB issued Statements of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”) and SFAS No. 156, “Accounting for Servicing of Financial Instruments — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The Company adopted both standards on February 1, 2007 and there was no impact on the Company’s consolidated financial position, annual results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.   The Company has not yet adopted the standard and the effect, if any, on the Company’s consolidated financial position, annual results of operations or cash flows has not been determined.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The effect, if any, of adopting SFAS No. 159 on the Company’s consolidated financial position, annual results of operations or cash flows has not yet been determined.

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

Interest Rate Risk

The Company is subject to interest rate risk on both variable rate debt and its investments in auction rate securities.  As of July 31, 2007, the company is subject to interest rate risk on approximately $4.2 million of variable rate debt.  A 1-percentage point increase in the interest rate would impact pre-tax earnings by approximately $42 thousand if applied to the total.  As of July 31, 2007, the Company held $126.0 million of short-term investments, which consist of auction rate securities and variable rate demand obligations.  A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $1.3 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of its outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes.  As of July 31, 2007, there was $1.7 million remaining to be amortized.

Foreign Currency Risk

The Company uses foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in Accumulated Other Comprehensive Income (“OCI”) until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  Amounts included in accumulated OCI at July 31, 2007 is an unrealized loss of $0.6 million (net of taxes) and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward and options contracts at July 31, 2007:

	U.S. Dollar	Average	Estimated
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Fair Value
Canadian Dollar	$13,200	0.89	$(780)
Euro	10,750	1.35	(112)
	$23,950		$(892)

The foreign exchange contracts outstanding have maturity dates through May 2008.

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of July 31, 2007.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.             OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 except as follows:

Dependence on Key Corporate Management Personnel

Our success depends in part on the contributions of key corporate management, including our Chairman and Chief Executive Officer, Robert B. Goergen, as well as members of the Office of the Chairman:  Robert H. Barghaus, Vice President and Chief Financial Officer; Robert B. Goergen Jr., Vice President of the Company and President, Multi-Channel Group; and Anne M. Butler, Vice President of the Company and President PartyLite Worldwide.  We do not have employment contracts with any of our key corporate management personnel, except the Chairman and Chief Executive Officer, nor do we maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on us.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter of the fiscal year ending January 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2007 – May 31, 2007	0	—	0	5,570,818 shares
June 1, 2007 – June 30, 2007	0	—	0	5,570,818 shares
July 1, 2007 – July 31, 2007	100,000	$27.00	100,000	5,470,818 shares
Total	100,000	$27.00	100,000	5,470,818 shares

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares.  On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares.  On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares.  On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares.  On June 7, 2006, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares.  As of July 31, 2007, the Company has purchased a total of 6,529,182 shares of Common Stock under the Repurchase Program.  The Repurchase Program does not have an expiration date.  The Company intends to make further purchases under the Repurchase Program from time to time.

Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on June 6, 2007, and received the votes set forth below:

1) Each of the following persons nominated was elected to serve as a director and received the number of votes set forth opposite their name.

	For	Against	Withheld	Abstentions
Robert B. Goergen	36,678,008	0	289,123	0
Neal I. Goldman	36,710,239	0	256,892	0
Howard E. Rose	36,778,043	0	189,088	0

In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are: John W. Burkhart, Wilma H. Jordan and James M. McTaggart (terms expiring in 2008) and Roger A. Anderson, Pamela M. Goergen and Carol J. Hochman (terms expiring in 2009).

2) A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors received 36,949,354 votes for, 11,654 votes against, 0 votes withheld and 6,123 abstentions.

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

BLYTH, INC.

Date:	September 7, 2007	By:	/s/ Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	September 7, 2007	By:	/s/ Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer