Form 10-Q
period 2007-10-31
BLYTH INC
filed 2007-12-07
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

37,133,513 Common Shares as of November  30, 2007

BLYTH, INC.

Part I. FINANCIAL  INFORMATION

Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
(In thousands, except share and per share data)	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,113	$103,808
Short-term investments	84,806	129,725
Accounts receivable, less allowance for doubtful receivables of $2,647 and $1,533, respectively	90,223	35,040
Inventories	136,309	148,321
Prepaid and other	45,986	33,317
Deferred income taxes	22,753	29,707
Total current assets	490,190	479,918
Property, plant and equipment, at cost:
Less accumulated depreciation of $220,476 and $209,160, respectively	146,196	159,484
Other assets:
Investment in unconsolidated subsidiaries	2,925	3,610
Goodwill	78,682	78,682
Other intangible assets, net of accumulated amortization	34,225	35,350
Deposits and other assets	18,241	17,594
Total non-current assets	134,073	135,236
Total assets	$770,459	$774,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,040	$987
Accounts payable	49,011	56,450
Accrued expenses	89,242	77,738
Dividends payable	10,233	—
Income taxes payable	3,583	4,925
Total current liabilities	153,109	140,100
Deferred income taxes	34,185	35,002
Long-term debt, less current maturities	210,374	214,792
Other liabilities	32,069	21,051
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,916,460 shares and 50,637,060 shares, respectively	1,018	1,013
Additional contributed capital	137,690	129,367
Retained earnings	532,744	534,897
Accumulated other comprehensive income	28,169	22,130
Treasury stock, at cost, 13,048,024 shares and 11,335,798 shares, respectively	(358,899)	(323,714)
Total stockholders’ equity	340,722	363,693
Total liabilities and stockholders’ equity	$770,459	$774,638

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

Nine months ended October 31 (In thousands, except per share data)	2007	2006
Net sales	$791,107	$840,775
Cost of goods sold	383,868	434,047
Gross profit	407,239	406,728
Selling	273,122	283,435
Administrative and other	99,351	95,501
Goodwill impairment	—	36,769
Total operating expense	372,473	415,705
Operating profit (loss)	34,766	(8,977)
Other expense (income):
Interest expense	10,933	14,576
Interest income	(6,003)	(5,352)
Foreign exchange and other	334	(614)
Total other expense	5,264	8,610
Earnings (loss) from continuing operations before income taxes and minority interest	29,502	(17,587)
Income tax expense (benefit)	7,940	(7,008)
Earnings (loss) from continuing operations before minority interest	21,562	(10,579)
Minority interest	81	114
Earnings (loss) from continuing operations	21,481	(10,693)
Loss from discontinued operations, net of income tax benefit of $1,278	—	(109,504)
Net earnings (loss)	$21,481	$(120,197)
Basic:
Earnings (loss) from continuing operations per common share	$0.55	$(0.27)
Loss from discontinued operations per common share	—	(2.74)
Net earnings (loss) per common share	$0.55	$(3.01)
Weighted average number of shares outstanding	39,183	39,945
Diluted:
Earnings (loss) from continuing operations per common share	$0.54	$(0.27)
Loss from discontinued operations per common share	—	(2.74)
Net earnings (loss) per common share	$0.54	$(3.01)
Weighted average number of shares outstanding	39,525	39,945

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

(Unaudited)

Three months ended October 31 (In thousands, except per share data)	2007	2006
Net sales	$285,869	$297,911
Cost of goods sold	141,704	160,563
Gross profit	144,165	137,348
Selling	100,477	99,579
Administrative and other	33,247	33,084
Total operating expense	133,724	132,663
Operating profit	10,441	4,685
Other expense (income):
Interest expense	3,587	4,587
Interest income	(1,953)	(1,819)
Foreign exchange and other	485	(22)
Total other expense	2,119	2,746
Earnings from continuing operations before income taxes and minority interest	8,322	1,939
Income tax expense (benefit)	1,717	(33)
Earnings from continuing operations before minority interest	6,605	1,972
Minority interest	28	40
Earnings from continuing operations	6,577	1,932
Loss from discontinued operations, net of income tax benefit of $237	—	(2,153)
Net earnings (loss)	$6,577	$(221)
Basic:
Earnings from continuing operations per common share	$0.17	$0.05
Loss from discontinued operations per common share	—	(0.05)
Net earnings (loss) per common share	$0.17	$—
Weighted average number of shares outstanding	38,748	39,211
Diluted:
Earnings (loss) from continuing operations per common share	$0.17	$0.05
Loss from discontinued operations per common share	—	(0.05)
Net earnings (loss) per common share	$0.17	$—
Weighted average number of shares outstanding	39,067	39,531

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
		Additional				Other
	Common	Contributed	Retained	Treasury	Unearned	Comprehensive
(In thousands)	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)	Total
For the nine months ended October 31, 2006:
Balance, February 1, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net loss for the period			(120,197)				(120,197)
Foreign currency translation adjustments						18,922	18,922
Unrealized gain on certain investments (net of tax $115)						187	187
Net gain on cash flow hedging instruments (net of tax of $23)						43	43
Reclassification of unearned compensation		(3,070)			3,070		—
Comprehensive loss							(101,045)
Common stock issued in connection with long-term incentive plan	3	2,145					2,148
Tax benefit from stock options		109					109
Cancellation of restricted stock		963		(963)			—
Amortization of unearned compensation		677					677
Dividends			(19,881)				(19,881)
Treasury stock purchases				(34,988)			(34,988)
Balance, October 31, 2006	$1,013	$128,404	$517,905	$(323,695)	$—	$17,217	$340,844

For the nine months ended October 31, 2007:
Balance, February 1, 2007	$1,013	$129,367	$534,897	$(323,714)	$—	$22,130	$363,693
FIN 48 adoption adjustment			(2,769)				(2,769)
Adjusted Balance, February 1, 2007:	$1,013	$129,367	$532,128	$(323,714)	$—	$22,130	$360,924
Net earnings for the period			21,481				21,481
Foreign currency translation adjustments						7,294	7,294
Unrealized gain on certain investments (net of tax $208)						340	340
Net loss on cash flow hedging instruments (net of tax of $859)						(1,595)	(1,595)
Comprehensive income							27,520
Common stock issued in connection with long-term incentive plan	6	7,073					7,079
Common stock cancelled in connection with long-term incentive plan	(1)						(1)
Tax benefit from stock options		303					303
Amortization of unearned stock compensation		947					947
Dividends			(20,865)				(20,865)
Treasury stock purchases				(35,185)			(35,185)
Balance, October 31, 2007	$1,018	$137,690	$532,744	$(358,899)	$—	$28,169	$340,722

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended October 31 (In thousands)	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$21,481	$(120,197)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss on sale of discontinued operations, net of tax	—	89,109
Depreciation and amortization	22,341	25,034
Loss on disposition of fixed assets	149	1,093
Gain on sale of assets	(594)	—
Unrealized gain on certain investments	(62)	—
Stock-based compensation expense	1,631	677
Deferred income taxes	8,197	(9,984)
Equity (income) loss of investee	685	(75)
Minority interest	23	(222)
Goodwill impairment	—	36,769
Loss on sale of assets held for sale	—	79
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(61,919)	(10,814)
Inventories	(2,223)	(6,697)
Prepaid and other	(12,853)	(15,097)
Other long-term assets	2,515	958
Accounts payable	(7,754)	(14,879)
Accrued expenses	10,195	6,432
Other liabilities	1,185	(1,870)
Income taxes	(1,598)	(11,815)
Net cash used in operating activities	(18,601)	(31,499)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,000)	(12,409)
Purchases of short-term investments	(1,528,700)	(1,074,586)
Proceeds from sales of short-term investments	1,573,875	979,586
Proceeds from sale of assets	25,423	5,515
Proceeds from the sales of businesses, net of cash disposed	514	86,841
Purchase of businesses, net of cash acquired	—	(6,654)
Net cash provided by (used in) investing activities	64,112	(21,707)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,079	2,148
Tax benefit from stock options	303	109
Purchases of treasury stock	(35,185)	(34,988)
Borrowings from bank lines of credit	—	33,889
Repayments on bank lines of credit	—	(32,318)
Repayments of long-term debt	(4,094)	(75,117)
Payments on capital lease obligations	(330)	(190)
Dividends paid	(10,631)	(9,303)
Net cash used in financing activities	(42,858)	(115,770)
Effect of exchange rate changes on cash	3,652	8,050
Net increase (decrease) in cash and cash equivalents	6,305	(160,926)
Less:cash and cash equivalents of discoutinued operations at end of period		527
Cash and cash equivalents at beginning of period	103,808	242,068
Cash and cash equivalents at end of period	$110,113	$80,615

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Our investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31. European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for fair presentation of the Company’s consolidated financial position as of October 31, 2007 and the consolidated results of its operations and cash flows for the nine-months ended October 31, 2007 and 2006. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 31, 2007, as set forth in the Company’s Annual Report on Form 10-K. Operating results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.

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

Included in the earnings (loss) from discontinued operations in the Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended October 31, 2007 and 2006 are the following:

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2007	2006	2007	2006
Net Sales	$—	$11,699	$—	$98,294
Loss from discontinued operations, net of tax	—	(5,941)	—	(20,395)
Gain (Loss) on sale of discontinued operations, net of tax	—	3,788	—	(89,109)

Included in the net loss from discontinued operations were operating losses related to Kaemingk of $0.0 million and $0.3 million, for the three and nine months ended October 31, 2006, respectively. In the first quarter of fiscal 2007 the Company recorded a non-tax deductible loss on sale of discontinued operations of $18.4 million related to the sale of Kaemingk.

Included in the net loss from discontinued operations were net operating losses related to Edelman and Euro-Decor of $0.0 million and $2.2 million for the three and nine months ended October 31, 2006, respectively. In the first quarter of fiscal 2007, the Company recorded a non-tax deductible goodwill impairment charge of $16.7 million related to these businesses, which has been included in the net loss on the sale of discontinued operations. For the three and nine month periods ended October 31, 2006, the net loss on the sale of discontinued operations includes a non-taxable gain on the sale of Edelman and Euro-Decor of $0.2 million and $2.1 million, respectively.

Included in the net loss from discontinued operations were net operating losses related to both Gies and Colony for the three and nine months ended October 31, 2006, of $5.9 million and $17.9 million, respectively.  Also included in the net loss on the sale of discontinued operations for the nine-months ended October 31, 2006 were non-tax deductible charges for the impairment of the Gies and Colony businesses of $31.1 million and $28.6 million, respectively.  In the third quarter of fiscal 2007, due to changes in the net assets of the business and foreign currency, the Company recorded a non-taxable gain on the sale of Gies and Colony for $2.2 million and $1.4 million, respectively. These gains reflected the amount by which the carrying value of the net assets sold exceeded the previously estimated fair value of the businesses.

On April 27, 2007, the Company sold certain assets and liabilities of its Blyth HomeScents International North American mass channel candle business (“BHI NA”), which was part of the Wholesale segment. The net assets were sold for $25.1 million, inclusive of proceeds from the sale of overstock inventory of $1.1 million. Of this amount, $21.8 million was received at closing and $3.3 million was received in the second quarter of fiscal 2008. The sale, including the proceeds received in the second quarter, resulted in a pre-tax gain of $0.6 million, and is recorded in Administrative and other expenses in the Condensed Consolidated Statements of Earnings (Loss).

Included in the sale were working capital net assets, as well as certain fixed assets and leases related to the Memphis, Tennessee distribution facility and Bentonville, Arkansas operations. The Company retained all other offices and its Elkin, North Carolina manufacturing and distribution facilities, which produce the Company’s premium wholesale Colonial Candle brand product and continue to manufacture and distribute candles under a transition services agreement for the buyer through October 31, 2007. The net assets sold were comprised primarily of customer relationships, accounts receivable of $7.4 million, inventory of $16.6 million and distribution equipment of $1.1 million, less liabilities assumed of $1.7 million.

In addition, the Company entered into an overstock inventory agreement with the buyer that provides for revenue sharing in future sales of excess and obsolete inventory, transferred to the buyer as part of the sale of certain assets and liabilities of BHI NA. The Company is entitled to receive a portion of the proceeds from the sale of the overstock inventory by the buyer. For the nine months ended October 31, 2007, the Company received $1.1 million of proceeds from this agreement, which were included as part of the pre-tax gain on sale of $0.6 million, described above.

Revenue and costs related to operating the retained facilities and certain agreed upon transitional support services will continue to be reported in continuing operations in the Condensed Consolidated Statements of Earnings (Loss).

3.             Restructuring

During the third and fourth quarters of fiscal 2007, the Company recorded restructuring charges related to the restructuring plan for our North American mass channel home fragrance business, the major components of which were the closing of our Tijuana, Mexico manufacturing facility, the elimination of less profitable customers, the streamlining of the stock keeping unit (“SKU”) base of the mass business, the outsourcing of certain products currently being manufactured and head count reductions. These charges included $1.4 million of severance costs associated with the termination of 149 employees.

Also, during the fourth quarter of fiscal 2007, the Company recorded charges related to the restructuring of the North American operations of our Direct Selling segment in recognition of the recent decline in sales in this channel. These costs were comprised of $1.5 million of severance costs associated with the termination of 91 employees and $0.5 million of lease termination costs.

As of January 31, 2007, the Company had an accrual of approximately $2.5 million for restructuring charges in the Consolidated Balance Sheet, which related to the aforementioned severance liabilities and lease obligations. For the nine-month period ended October 31, 2007, an additional $0.9 million of lease termination charges were recorded in cost of goods sold and $0.8 million in severance charges were recorded in Cost of Goods Sold and Administrative and Other Expense. As a result of payments made during the nine-month period ending October 31, 2007 approximately $0.4 million of severance liabilities and $0.8 million of lease obligations were remaining on the Consolidated Balance Sheet at October 31, 2007. The remaining severance liability and lease obligations are expected to be paid within the next twelve months.

The following table represents the restructuring activity incurred for the above described programs recorded during the nine-month period ended October 31, 2007:

	Wholesale Segment	Direct Selling Segment
(In thousands)	Severance Costs	Lease Obligation	Severance Costs	Total
Balance at January 31, 2007	$469	$450	$1,541	$2,460
Charges incurred in fiscal 2008	769	888	—	$1,657
Payments made in fiscal 2008	(858)	(588)	(1,496)	(2,942)
Balance at October 31, 2007	$380	$750	$45	$1,175

4.             Short-term Investments

The Company invests in a number of financial securities including debt instruments, preferred and common stocks and a limited liability partnership primarily invested in marketable securities and other limited liability partnerships invested in real estate investment trusts. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Certain marketable securities are classified as “trading securities”, and are bought and sold on a short-term basis with the sole purpose of generating a profit on price differences, as such all realized and unrealized gains and losses are recorded in our Condensed Consolidated Statement of Earnings (Loss) as Other expense (income). These investments are valued based on quoted prices in an active market. The company intends to buy and sell these instruments regularly, generally holding them for no more then 90 days. The Company also holds other debt and equity instruments as “available-for-sale securities”. The estimated fair value of these equity investments is based on quoted prices in an active market. Realized gains and losses on these investments are determined using the specific identification method and are recognized in our Condensed Consolidated Statement of Earnings (Loss) as Other expense (income) based on trade dates. Unrealized gains on these instruments are recognized in Accumulated other comprehensive income (loss) within Stockholders’ equity. The Company also invests in a limited partnership which is accounted for under the cost method, as the Company does not influence any operating and financial policies of the entity in which we invest. The Company intends to use the cost method to account for these investments unless its ownership interest exceeds the point where we do or can be perceived to have influence over the partnership’s operating and financial policies. In accordance with Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnerships”, the Company will evaluate the merit of accounting for this investment using the equity method if and when our interest ever exceeds three percent. For these investments, if a decline in the fair value of the investment below its carrying value is determined to be other than temporary, this investment would be written down to its estimated fair value. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, and other third party information. Management’s intent is to hold all the securities identified above as liquid assets convertible to cash for applicable operational needs as they may arise.

The Company reviews its available-for-sale investments periodically to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Condensed Consolidated Statements of Earnings (Loss).

Short-term Investments, by type:

(In thousands)	October 31, 2007	January 31, 2007
Debt securities	$63,250	$129,725
Common stock	1,613	—
Total available-for-sale securities	64,863	129,725
Preferred stock	9,926	—
Other	17	—
Total trading securities	9,943	—
Limited liability partnership	10,000	—
Total short-term investments	$84,806	$129,725

As of October 31, 2007 and January 31, 2007, the Company held $63.3 million and $129.7 million, respectively, of marketable debt securities, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. In general these investments are in AAA rated tax exempt securities. The Company’s investment in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 49 days. Despite the long-term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in 49 days or less.

Marketable debt securities by contractual maturity are as follows:

(In thousands)	October 31, 2007	January 31, 2007
Due within one year	$10,000	$7,000
Due between one and ten years	4,000	—
Due after ten years	49,250	122,725
Total	$63,250	$129,725

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale:

	October 31, 2007			January 31, 2007
(In thousands)	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value	Cost	Net Unrealized Gain (Loss)	Estimated Fair Value

Debt securities	$63,250	$—	$63,250	$129,725	$—	$129,725
Common stock	1,419	194	1,613	—	—	$—
Total	$64,669	$194	$64,863	$129,725	$—	$129,725

None of the unrealized gain (loss) on the available-for-sale securities have been realized, due to the fact that none of these investments have been sold through October 31, 2007.

The total unrealized gain on those investments classified as trading that is reflected in our Condensed Consolidated Statement of Earnings (Loss) as Other expense (income) for the three and nine months ended October 31, 2007 is approximately $62 thousand.

There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our debt securities. All income generated from these investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

5.             Inventories

The components of inventory are as follows:

(In thousands)	October 31, 2007	January 31, 2007
Raw materials	$10,438	$22,462
Work in process	605	90
Finished goods	125,266	125,769
Total	$136,309	$148,321

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

The following table shows the carrying amount of goodwill, by operating segment, as of October 31, 2007 and January 31, 2007:

		Catalog &
(In thousands)	Direct Selling	Internet	Total
Goodwill	$2,298	$76,384	$78,682

Other intangible assets, all reported in the Catalog & Internet segment, consisted of the following:

	October 31, 2007			January 31, 2007
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$28,100	$—	$28,100	$28,100	$—	$28,100
Customer lists	15,000	8,875	6,125	15,000	7,750	7,250
Total	$43,100	$8,875	$34,225	$43,100	$7,750	$35,350

Amortization expense for other intangible assets for the nine-month periods ended October 31, 2006 and 2007 was $1.4 million and $1.1 million, respectively. The estimated annual amortization expense for fiscal 2008 is $1.5 million. The estimated amortization expense for the next five fiscal years beginning with fiscal 2009 is as follows:  $1.5 million, $1.1 million, $1.0 million, $0.8 million and $0.6 million.

7.             Earnings per Share

The components of basic and diluted earnings per share are as follows:

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2007	2006	2007	2006
Net earnings (loss)	$6,577	$(221)	$21,481	$(120,197)
Weighted average number of common shares outstanding:
Basic	38,748	39,211	39,183	39,945
Dilutive effect of stock options and restricted shares	319	320	342	—
Weighted average number of common shares outstanding:
Diluted	39,067	39,531	39,525	39,945

For the three and nine-month periods ended October 31, 2007, options to purchase 487,100 and 444,900 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for the three and nine-month periods ended October 31, 2006, options to purchase 1,016,500 and 1,401,825 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

8.             Treasury and Common Stock

Treasury Stock

Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount

Balance at February 1, 2006	9,533,416	$(287,744)
Restricted stock cancellations	—	(963)
Treasury stock purchases	1,802,382	(34,988)
Balance at October 31, 2006	11,335,798	$(323,695)

Balance at February 1, 2007	11,335,798	$(323,714)
Treasury stock purchases	1,712,226	(35,185)
Balance at October 31, 2007	13,048,024	$(358,899)

Common Stock

Changes in Common Stock were (In thousands, except shares):	Shares	Amount

Balance at February 1, 2006	50,528,060	$1,010
Common stock issued in connection with long-term incentive plan	94,800	3
Balance at October 31, 2006	50,622,860	1,013

Balance at February 1, 2007	50,637,060	$1,013
Common stock issued in connection with long-term incentive plan	283,400	6
Common stock cancelled in connection with long-term incentive plan	(4,000)	(1)
Balance at October 31, 2007	50,916,460	$1,018

9.             Bank Lines of Credit

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005. The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants. The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of October 31, 2007, the Company was in compliance with such provisions. Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating. The amount available for borrowing under this facility was approximately $68.7 million as of October 31, 2007, reflecting $6.3 million in outstanding letters of credit.

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

As of February 1, 2007, the date of adoption, and October 31, 2007, the Company’s unrecognized tax benefits totaled $17.1 million and $16.9 million, respectively.  Of the amount of unrecognized benefits at February 1, 2007, $13.1 million, if recognized, would affect our effective tax rate.  Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

The Company will now recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. In the past interest and penalties were reflected as part of pre-tax income.  The Company has made a change in accounting principle related to interest and penalties as part of the adoption of FIN 48.  During the three and nine months ended October 31, 2007, the Company recognized $0.1 million and $0.5 million, respectively of interest expense related to the unrecognized tax benefits.  As of the adoption date, the Company had accrued interest of $2.6 million and penalties of $3.3 million in relation to the above unrecognized tax benefits.  As of October 31, the accrual for interest and penalties was $6.4 million.

The company estimates that within the next 12 months the above indicated unrecognized tax benefits will decreased by approximately $1.0 million as a result of the filing of amended tax returns, closing of statutes, and audit settlements.

Blyth, Inc. files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.   The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the U.S., including state jurisdictions of Illinois and Massachusetts, Canada, Germany, and Switzerland.  In the U.S, we are not currently under audit by the Internal Revenue Service but we are open to examination for the fiscal years 2005 through 2007.  We are currently under audit in the state of Illinois for the fiscal years 2003, 2004, and 2005 and are open to examination for the fiscal years 2006 through 2007.  We are currently under audit in the state of Massachusetts for the fiscal years 2001, 2002, 2003, and 2004 and are open to examination for the fiscal years 2005 through 2007.   We are currently under audit in the state of New York for the fiscal years 2004, 2005, and 2006, and are open to examination for the fiscal year 2007.  We are also currently under audit in the state of Wisconsin for the fiscal years 2002, 2003, 2004, and 2005 and are open to examination for the fiscal years 2006 through 2007.   In Canada, we are currently under audit for fiscal years 2005 and 2006 and are open to examination for 2007.  In Germany, we are currently under examination for the fiscal year 2004 and open to examination for fiscal years 2005 through 2007.  In Switzerland, we are open to examination for fiscal year 2007.  We do not anticipate that the resolution of the Illinois, Massachusetts, Wisconsin, New York, Canadian and German audits will materially impact our financial statements.

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

In the first quarter of fiscal 2008 the Company recognized a capital gain on the sale of certain assets and liabilities of the BHI NA business. As a result of this capital gain recognition, the company reversed a previously established valuation allowance against capital loss carryforwards of $6.5 million. The company’s effective tax rate was favorably impact by $2.3 million as a result of this reversal.

11.          Stock Based Compensation

Summary of Plans

As of October 31, 2007, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of October 31, 2007, 6,500,100 shares were authorized and approximately 3,700,000 shares were available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. At the 2007 Annual Meeting, each non-employee director was granted 1,500 RSUs vesting in two equal installments beginning on the first anniversary of the date of grant. In August 2007, in accordance with the 2003 Plan, an additional 3,000 RSUs were granted to a new member of our Board of Directors.

The total compensation expense related to all stock-based compensation plans for the three and nine-month periods ended October 31, 2007 was approximately $0.4 million and $0.9 million, respectively. The total compensation expense related to all stock-based compensation plans for the three and nine-month periods ended October 31, 2006 was approximately $0.2 million and $0.9 million, respectively. The tax benefit recognized for the three and nine-month periods ended October 31, 2007 was approximately $0.2 million and $0.4 million, respectively. The tax benefit recognized for the three and nine-month periods ended October 31, 2006 was approximately $0.1 million and $0.3 million, respectively.

Impact of Adoption of 123(R)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three and nine months ended October 31, 2007 and 2006 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Transactions involving restricted stock and RSUs are summarized as follows:

		Weighted Average	Aggregate
	Shares	Grant date Fair Value	Intrinsic Value
			(In thousands)
Nonvested restricted stock and RSUs at January 31, 2007	343,430	$24.63
Granted	15,000	26.31
Vested	(19,000)	25.68
Forfeited	(54,630)	26.27
Nonvested restricted stock and RSUs at October 31, 2007	284,800	$24.34	$5,437
Total restricted stock and RSUs at October 31, 2007	315,800	$24.78	$6,029

Compensation expense related to restricted stock and RSUs for the three and nine-month periods ended October 31, 2007 was approximately $0.4 million and $0.9 million, respectively. Compensation expense related to restricted stock and restricted stock units for the three and nine-month periods ended October 31, 2006 was approximately $0.2 million and $0.9 million, respectively.

As of October 31, 2007, there was $3.8 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.9 years. As of October 31, 2007, approximately 0.3 million restricted stock awards with a weighted average grant date fair value of $24.34 are expected to vest. The total unrecognized stock-based compensation cost to be recognized in future periods as of October 31, 2007 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

			Weighted Average
	Option	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at January 31, 2007	877,500	$26.32	4.56
Options granted	—	—
Options exercised	(283,400)	24.98
Options forfeited and expired	(96,500)	26.57
Outstanding at October 31, 2007	497,600	$27.04	4.08	$—
Exercisable at October 31, 2007	492,600	$27.12	4.08	$—

At October 31, 2007 and January 31, 2007, options to purchase 492,600 and 860,000 shares, respectively, were exercisable. There were no options granted during the current fiscal year.

The compensation expense for the three and nine months ended October 31, 2007 related to stock options was not significant. As of October 31, 2007, $17 thousand of total unrecognized compensation cost related to stock options is expected to be recognized over a period of 1.6 years. All outstanding stock options at October 31, 2007 are expected to vest.

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2007	2006	2007	2006
Net Sales
Direct Selling	$147,515	$144,898	$437,978	$453,886
Multi-channel Group:
Catalog & Internet	52,624	52,708	132,696	127,620
Wholesale	85,730	100,305	220,433	259,269
Subtotal Multi-channel Group	138,354	153,013	353,129	386,889
Total	$285,869	$297,911	$791,107	$840,775
Operating profit (loss)
Direct Selling	$8,091	$4,177	$50,398	$39,092
Multi-channel Group:
Catalog & Internet	(225)	2,469	(5,281)	(3,595)
Wholesale	2,575	(1,961)	(10,351)	(44,474)
Subtotal Multi-channel Group	2,350	508	(15,632)	(48,069)
	10,441	4,685	34,766	(8,977)
Other expense	(2,119)	(2,746)	(5,264)	(8,610)
Earnings (loss) from continuing operations before income taxes and minority interest	$8,322	$1,939	$29,502	$(17,587)

(In thousands)	October 31, 2007	January 31, 2007
Identifiable Assets
Direct Selling	$274,902	$238,194
Multi-channel Group:
Catalog & Internet	164,488	152,068
Wholesale	183,838	181,384
Subtotal Multi-channel Group	348,326	333,452
Unallocated Corporate	147,231	202,992
Total	$770,459	$774,638

13.          Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

In October 2007, U.S. Customs and Border Protection (“Customs”) made a demand to the Company for payment of duties allegedly owed by one of its subsidiaries. In November 2007, the Company filed a petition disputing Customs’ claims. During the three and nine months ended October 31, 2007, the Company established a reserve for this matter that it believes is adequate based on existing facts and circumstances. Although the final resolution of this proceeding is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

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

On April 27, 2007, the Company sold certain assets and liabilities of its BHI NA mass channel candle business, which was part of the Wholesale segment. The net assets were sold for $25.1 million, inclusive of proceeds from the sale of overstock inventory of $1.1 million. Of this amount, $21.8 million was received at closing and $3.3 million was received in the second quarter of fiscal 2008. The sale, including the proceeds received in the second quarter, resulted in a pre-tax gain of $0.6 million, and is recorded in Administrative and other expenses in the Condensed Consolidated Statements of Earnings (Loss).

Net Sales

Net sales in the nine months ended October 31, 2007 decreased $49.7 million, or approximately 6%, to $791.1 million from $840.8 million in the first nine months of the comparable prior year period. The decrease is primarily a result of a shortfall of sales within PartyLite’s U.S. market and the Wholesale segment, partially offset by increased sales in PartyLite’s international markets and the Catalog and Internet segment.

Net sales decreased $12.0 million, or 4%, to $285.9 million in the quarter ended October 31, 2007 from $297.9 million in the comparable prior year period, as a result of the sales decline in PartyLite’s U.S. market and  the Wholesale segment, partially offset by higher sales within PartyLite’s international markets.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the nine months ended October 31, 2007 decreased $15.9 million, or 4%, to $438.0 million from $453.9 million in the comparable prior year period. PartyLite’s U.S. sales decreased approximately 14% compared to the prior year primarily due to a decline in the number of active independent sales consultants. PartyLite Canada reported an approximate 15% increase in sales as measured in U.S. Dollars, a 9% increase in sales in local currency, versus the prior year. In PartyLite’s European markets, sales increased approximately 10% in U.S. Dollars, a 2% increase in local currency.

Net sales in the Direct Selling segment for the quarter ended October 31, 2007 increased $2.6 million, or 2%, to $147.5 million from $144.9 million in the comparable prior year period. PartyLite Canada reported a 36% increase in sales as measured in U.S. Dollars, a 22% increase in sales in local currency, versus the prior year, primarily due to an increase in active independent sales consultants. In PartyLite’s European markets, sales increased approximately 11% as measured in U.S. Dollars, a increase of 2% in sales in local currency, versus the prior year. PartyLite’s U.S. sales decreased approximately 8% compared to the prior year mainly due to a decline in active independent sales consultants.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment increased $5.1 million, or 4%, to $132.7 million in the nine months ended October 31, 2007, from $127.6. million in the comparable prior year period. This increase was primarily due to increased sales in our Boca Java business as a result of investment in new club memberships.

Net sales in the Catalog & Internet segment remained flat, reporting $52.6 million in the quarter ended October 31, 2007, compared with $52.7 million in the comparable prior year period.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the nine months ended October 31, 2007 decreased $38.9 million, or approximately 15%, to $220.4 million from $259.3 million in the comparable prior year period. The decrease in sales is primarily due to a planned sales reduction in the mass candle business, followed by the sale of the BHI NA business, as well as the decline in the home décor sector, reflecting a soft housing market, partially offset by increased sales of our seasonal decor.

Net sales in the Wholesale segment in the quarter ended October 31, 2007 decreased $14.6 million, or approximately 15% to $85.7 million from $100.3 million in the comparable prior year period. The decrease in sales is primarily due to a planned sales reduction in the mass candle business, the sale of the BHI NA business, as well as the decline in the  home décor sector, partially offset by increased sales of our seasonal decor and premium channel candle business.

Gross Profit

Gross profit increased $0.5 million, to $407.2 million in the nine months ended October 31, 2007 from $406.7 million in the comparable prior year period. The increase in gross profit is principally attributable to the improved cost control, product mix and pricing strategies in most operations, offset by the impairment and accelerated depreciation of certain fixed assets of $3.7 million, resulting from the sale of the BHI NA business, in addition to the impact of reduced sales within the Direct Selling and Wholesale Segments. Gross profit margin increased to 51.5% for the nine months ended October 31, 2007 from 48.4% in the comparable prior year period. The gross profit margin improvement is the result of the sale of our low margin BHI NA business, as well as price increases, favorable product mix and the realization of cost savings from the prior year’s initiatives, partially offset by a continued increase in commodity costs.

Gross profit increased $6.9 million, or 5%, to $144.2 million in the quarter ended October 31, 2007 from $137.3 million in the comparable prior year period. This increase in gross profit is primarily due to the impact of increased sales within the international markets within the Direct Selling segment and our seasonal decor business. Gross profit margin increased to 50.4% for the quarter ended October 31, 2007 from 46.1% in the comparable prior year period. The gross profit margin improvement is the result of the sale of our low margin BHI NA business, as well as price increases, favorable product mix, and effective cost control efforts, partially offset by a continued increase in commodity costs.

Selling Expense

Selling expense decreased $10.3 million, or 4%, to $273.1 million in the nine months ended October 31, 2007, from $283.4 million in the comparable prior year period. The decrease in selling expense is primarily due to reduced sales. As a percentage of net sales, selling expense increased to 34.5% of net sales for the nine months ended October 31, 2007, compared to 33.7% of net sales during the comparable prior year period.

Selling expense increased $0.9 million, or 1%, to $100.5 million in the quarter ended October 31, 2007, from $99.6 million in the comparable prior year period. The increase in selling expense is primarily due to increased promotional spending in the Catalog & Internet segment during the third quarter. As a percentage of net sales, selling expense increased to 35.1% of net sales for the quarter ended October 31, 2007, compared to 33.4% for the comparable prior year period.

Administrative and Other Expense

Administrative and other expense increased $3.9 million, or 4%, to $99.4 million in the nine months ended October 31, 2007 from $95.5 million in the comparable prior year period. As a percent of sales, administrative expense was 12.6% in the nine months ended October 31, 2007 versus 11.4% in the comparable prior year period. The increase in administrative expense includes severance and related benefits expense associated with termination of certain employees, and the termination of an office lease and related assets, as a result of the sale of the BHI NA business, of $3.0 million and $2.4 million, respectively. The increase was also affected by the amendment to an executive employment agreement, partially offset by the gain on the sale of the BHI NA business of $0.6 million.

Administrative and other expense increased $0.2 million, or 1%, to $33.3 million in the quarter ended October 31, 2007 from $33.1 million in the comparable prior year period. As a percent of sales, administrative expense was 11.6% for the quarter ended October 31, 2007 and 11.1% for the comparable prior year period. The increase in administrative expense includes an asset impairment charge associated with the sale of the BHI NA business of $2.4 million, partially offset by cost reduction initiatives taken within each segment.

Operating Profit (Loss)

Operating profit increased $43.8 million to $34.8 million in the nine months ended October 31, 2007 from a loss of $9.0 million in the comparable prior year period. This increase was primarily due to the non-repeating goodwill impairment charge of $36.8 million recorded in the Wholesale segment in the second quarter of the prior year and $5.2 million in restructuring charges taken in the third quarter of the prior year. Excluding the prior year goodwill impairment and restructuring charges, the Company’s operating profit improvement was offset by an increase in operating losses in the Wholesale segment as a result of the sale of the BHI NA business, and lower operating profit within the Catalog and Internet segment.

Operating profit increased $5.7 million to $10.4 million in the quarter ended October 31, 2007 from $4.7 million in the comparable prior year period.  This increase was primarily due to higher operating profit from the Company’s Direct Selling and Wholesale segments, offset with lower operating profit from the Catalog & Internet segment.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the nine months ended October 31, 2007 increased $11.3 million, or 29%, to $50.4 million from $39.1 million in comparable prior year period. The increase is primarily due to gross margin improvement from a combination of price increases, product mix and cost saving initiatives throughout the PartyLite businesses, as well as higher sales in PartyLite Europe and Canada.

Operating profit in the quarter ended October 31, 2007 in the Direct Selling segment increased $3.9 million, or 93%, to $8.1 million from $4.2 million in the comparable prior year period.  This increase was primarily driven by the higher gross margin due to a combination of price increases, product mix and cost saving initiatives throughout the PartyLite businesses and increased sales in PartyLite Europe and Canada.

Operating Loss - Catalog & Internet Segment

Operating loss in the nine months ended October 31, 2007 in the Catalog & Internet segment increased by $1.7 million, or 47% to $5.3 million compared to a $3.6 million loss in the comparable prior year period. The decrease is primarily related to the continued investment in new memberships within the Boca Java business.

Operating loss in the quarter ended October 31, 2007 in the Catalog & Internet segment increased $2.7 million to $0.2 million versus an operating profit of $2.5 million in the comparable prior year period.  The increase in operating loss over the prior year reflects higher postage costs and a shift in circulation into the fourth quarter for Miles Kimball, as well as the continued investment in new club memberships in Boca Java during the quarter.

Operating Loss - Wholesale Segment

Operating loss in the nine months ended October 31, 2007 in the Wholesale segment was $10.4 million versus $44.5 million in the comparable prior year period. Included in the prior year was a goodwill impairment charge of $36.8 million and a restructuring charge of $5.2 million. In fiscal 2008, additional costs were incurred due to the sale of the BHI NA business, which included severance of $3.8 million, the impairment of certain fixed assets and accelerated depreciation of $6.1 million.

Operating profit in the quarter ended October 31, 2007 in the Wholesale segment increased $4.6 million to $2.6 million versus a loss of $2.0 million in the comparable prior year period.  This is primarily the result of restructuring charges incurred in the mass candle business of $5.2 million recorded in the third quarter of the comparable prior year period. Also incurred in the mass candle business during the three-months ended October 31, 2007, were severance and impairment charges totaling  $4.1 million.

Interest Expense and Interest Income

Interest expense decreased approximately $3.7 million, or 25%, to $10.9 million in the nine months ended October 31, 2007 from $14.6 million in the comparable prior year period, due to the partial reduction of public debt.

Interest expense decreased approximately $1.0 million, or 22% to $3.6 million in the quarter ended October 31, 2007 from $4.6 million in the comparable prior year period, due to the partial reduction of public debt.

Interest income increased approximately $0.6 million to $6.0 million in the nine months ended October 31, 2007 from $5.4 million in the comparable prior year period, due to higher cash and short-term investment balances and an increase in interest rates.

Interest income increased approximately $0.1 million to 1.9 million in the quarter ended October 31, 2007, from $1.8 million in the comparable prior year period, due to higher cash and short-term investment balances and an increase in interest rates.

Income Taxes

Income tax expense (benefit) increased $14.9 million, to an expense of $7.9 million in the nine months ended October 31, 2007 from a benefit of $7.0 million in the same period in the prior fiscal year.  The effective tax rate for the nine months ended October 31, 2007 was approximately 26.9% compared to a benefit of 39.8% in the prior year.  The effective tax rate for the first nine months of fiscal 2008 was favorably impacted by $2.3 million as the result of the reversal of a previously established valuation allowance against capital loss carryforwards, and $0.8 million of provision-to-tax return adjustments made as a result of filing the company’s U.S. federal income tax return. This favorable impact was partially offset by income taxes provided on unremitted foreign earnings. The valuation allowance was reversed as a result of a capital gain generated on the sale of certain assets and liabilities of the BHI NA business.  The tax benefit in the prior year was a result of $10.6 million of tax benefit related to $28.0 million of the goodwill impairment charge.

Income tax expense increased $1.7 million to an expense of $1.7 million in the three months ended October 31, 2007 from a benefit of approximately $30 thousand in the three months ended October 31, 2006. Last year's tax benefit was a result of the $10.6 million of tax benefit related to $28.0 million of the goodwill impairment charge.  The effective tax rate for the three months ended October 31, 2007 was an expense of 20.6% compared to a benefit of 1.7% in the prior year. The increase in the effective tax rate for the current quarter, versus the comparable prior year’s period, is due in part to the increase in taxes on unremitted foreign earnings offset in part by the provision-to-return adjustments of $0.8 million.

Earnings (Loss) from Continuing Operations

Earnings from continuing operations increased $32.2 million to $21.5 million, or $0.54 per diluted share, in the nine months ended October 31, 2007 from a loss of $10.7 million, or $0.27 per diluted share, for the comparable prior year period. The improvement is primarily the result of prior year charges relating to the goodwill impairment and restructuring charges recorded in the prior year and this year’s improved operating profit within the Direct Selling Segment, offset by costs incurred with the sale of the BHI NA business, as mentioned previously.

Earnings from continuing operations for three months ended October 31, 2007 was $6.6 million, or $0.17 per diluted share, an increase of $4.7 million, compared to $1.9 million, or $0.05 per diluted share, for the comparable prior year period. The improvement is primarily the result improved sales and operating profit within the Direct Selling segment, $3.2 million in after-tax restructuring charges taken in the prior year, partly offset by asset impairment and severance charges incurred during the quarter due to the sale of the BHI NA business.

Loss from Discontinued Operations

The loss from discontinued operations, net of tax, for the nine months ended October 31, 2006 was $109.5 million, or $2.74 per diluted share. The loss includes a non-tax deductible loss of $18.4 million on the sale of Kaemingk, a loss on sale of $14.5 million for the Edelman and Euro-Decor businesses, which includes a goodwill impairment charge of $16.7 million and a non-tax deductible loss on sale of the Gies business of $28.9 million, which includes a non-tax deductible impairment charge of $31.1 million. The loss from discontinued operations also includes a non-tax deductible impairment charge of $27.2 million for the Colony business. Also, the loss includes operating losses for the combined discontinued businesses of $20.4 million for the nine months ended October 31, 2006. There was no income or loss from discontinued operations for the nine months ended October 31, 2007.

Loss from discontinued operations, net of tax, for the three months ended October 31, 2006 was $2.2 million, or $0.05 per diluted share. Included in loss from discontinued operations were non-taxable gains of $2.3 million for the sales of the Gies, Edelman and Euro-Decor businesses and a non-taxable gain of $1.4 million to adjust the carrying value of the Colony net assets to the estimated fair value of the business offset by operating losses of $5.9 million in the quarter ended October 31, 2006. There was no income or loss from discontinued operations for the three months ended October 31, 2007.

Liquidity and Capital Resources

Cash and cash equivalents increased $6.3 million in the first nine months ended October 31, 2007 from $103.8 million at January 31, 2007.

Net cash used by operations was $18.6 million for the nine months ended October 31, 2007 compared to $31.4 million in the comparable prior year period. The Company had earnings from operations of $21.5 million during the nine months ended October 31, 2007. The net changes in working capital affecting cash flows from operating activity was a net decrease in operating cash flows of $72.5 million in the current year, compared to a net decrease of $53.8 million in the prior year. This change was primarily the result of the divesture of the European Wholesale businesses in fiscal 2007. Also included in earnings from continuing operations were non-cash charges for depreciation and amortization of $22.3 million and amortization of unearned compensation of $1.6 million.

Net cash provided by investing activities was $64.1 million for the nine months ended October 31, 2007. The Company received proceeds from the sale of short-term investments of $45.2 million. Capital expenditures for property, plant and equipment were $7.0 million for the nine months ended October 31, 2007 compared to $12.4 million in the prior year period. In the comparable prior year period, the capital expenditures included the expansion of PartyLite’s European distribution center. The Company received proceeds from the sale of certain assets and liabilities of the BHI NA business of $25.1 million and proceeds from the sale of one of our European Wholesale discontinued operations of $0.5 million in the nine months ended October 31, 2007.

Net cash used in financing activities was $42.9 million for the nine months ended October 31, 2007. This was primarily due to the purchase of Treasury Stock of $35.2 million, the payment of our semi-annual dividend of $10.6 million and the reduction of long-term debt and capital lease obligations of $4.4 million. This was partially offset by the proceeds from the issuance of the Company’s common stock upon exercise of stock options of $7.1 million.

The Company anticipates total capital spending of approximately $12.0 million for fiscal 2008 or approximately $6.0 million less than fiscal year 2007 due to the reduced spending requirements on the Company’s manufacturing facilities.

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

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005. The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants. The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of October 31, 2007, the Company was in compliance with such provisions. Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating. Amounts available for borrowing under this facility were approximately $68.7 million as of October 31, 2007, reflecting $6.3 million in outstanding letters of credit.

As of October 31, 2007, the Company had a total of $4.0 million available under an uncommitted facility with Bank of America. Of these facilities, $2.0 million are to be used for letters of credit through November 30, 2007 and the remaining $2.0 million are to be used for letters of credit through January 31, 2008. As of October 31, 2007, no letters of credit were outstanding under these facilities.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In fiscal 2007, the Company repurchased $52.1 million of these notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At October 31, 2007, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on April 1 and October 1. On October 20, 2003, the Company issued $100.0 million of 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes. At October 31, 2007, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

As of October 31, 2007, Miles Kimball had approximately $8.7 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of October 31, 2007, CBK had $4.2 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association. The loan is collateralized by certain of CBK’s assets. The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 4.6% at October 31, 2007. Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

On June 7, 2006, the Company’s Board of Directors amended the stock repurchase program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares to 12,000,000 shares. The Company repurchased 1,712,226 shares during the nine months ended October 31, 2007. As of October 31, 2007, the Company has purchased a cumulative total 8,141,408 shares for approximately $184.8 million. Additionally, 4,906,616 shares were repurchased in fiscal 2005, through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses. The acquired shares are held as common stock in treasury at cost.

On September 6, 2007, the Company announced that it had declared a cash dividend of $0.27 per share of common stock for the six months ended July 31, 2007.  The dividend, authorized at the Company’s September 6, 2007 Board of Directors meeting, was payable to shareholders of record as of November 1, 2007, and was paid on November 15, 2007. The total payment was $10.2 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of fiscal 2008. For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Recent Accounting Pronouncements

During the first quarter of fiscal 2007, the FASB issued Statements of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”) and SFAS No. 156, “Accounting for Servicing of Financial Instruments — an amendment of FASB Statement No. 140” (“FAS No. 156”). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The Company adopted both standards on February 1, 2007 and there was no impact on the Company’s consolidated financial position,  results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted the standard and the effect, if any, on the Company’s consolidated financial position, results of operations or cash flows has not been determined.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s consolidated financial position, results of operations or cash flows has not yet been determined.

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

Interest Rate Risk

The Company is subject to interest rate risk on both variable rate debt and its investments in auction rate securities. As of October 31, 2007, the company is subject to interest rate risk on approximately $4.2 million of variable rate debt. A one-percentage point increase in the interest rate would impact pre-tax earnings by approximately $42 thousand if applied to the total. As of October 31, 2007, the Company held $63.3 million of short-term investments, which consist of auction rate securities and variable rate demand obligations. A one-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $0.6 million if applied to the total.

On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of its outstanding 7.90% Senior Notes, which mature on October 1, 2009. This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes. As of October 31, 2007, there was $1.5 million remaining to be amortized.

Foreign Currency Risk

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company has designated its forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in Accumulated Other Comprehensive Income (“OCI”) until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from accumulated OCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in accumulated OCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Amounts included in accumulated OCI at October 31, 2007 is an unrealized loss of $1.5 million (net of taxes) and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about the Company’s foreign exchange forward contracts at October 31, 2007:

	U.S. Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$11,425	0.91	$(1,847)
Euro	10,040	1.36	(504)
	$21,465		$(2,351)

The foreign exchange contracts outstanding have maturity dates through August 2008.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of October 31, 2007.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the fiscal year ending January 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2007 – August 31, 2007	0	—	0	5,470,818 shares
September 1, 2007 – September 30, 2007	577,906	$20.84	577,906	4,892,912 shares
October 1, 2007 – October 31, 2007	1,034,320	$19.76	1,034,320	3,858,592 shares
Total	1,612,226	$20.15	1,612,226	3,858,592 shares

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions. On June 8, 1999, the Company’s Board of Directors amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 1,000,000 to 2,000,000 shares. On March 30, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 2,000,000 to 3,000,000 shares. On December 14, 2000, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 1,000,000 shares, from 3,000,000 to 4,000,000 shares. On April 4, 2002, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of Common Stock to be repurchased by 2,000,000 shares, from 4,000,000 to 6,000,000 shares. On June 7, 2006, the Company’s Board of Directors further amended the Repurchase Program and increased the number of shares of common stock authorized to be repurchased by 6,000,000 shares, from 6,000,000 shares to 12,000,000 shares. As of October 31, 2007, the Company has purchased a total of 8,141,408 shares of Common Stock under the Repurchase Program. The Repurchase Program does not have an expiration date. The Company intends to make further purchases under the Repurchase Program from time to time.

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

BLYTH, INC.

Date:	December 7, 2007	By:	/s/ Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	December 7, 2007	By:	/s/ Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer