Form 10-K
period 2008-01-31
BLYTH INC
filed 2008-04-15
CIK 921503

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $616.8 million based on the closing price of the registrant's Common Stock on the New York Stock Exchange on July 31, 2007 and based on the assumption, for purposes of this computation only, that all of the registrant's directors and executive officers are affiliates.

         As of March 31, 2008, there were 36,232,976 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2008 Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008 (Incorporated into Part III).

PART I

Item 1.    Business

(a)   General Development of Business

        Blyth, Inc. (together with its subsidiaries, the "Company," which may be referred to as "we," "us" or "our") is a home expressions company competing primarily in the home fragrance and decorative accessories industry. We design, market and distribute an extensive array of candles, decorative accessories, seasonal decorations and household convenience items, as well as chafing fuel, tabletop lighting and accessories for the "away from home" or foodservice trade. Our sales and operations take place primarily in the United States, Canada and Europe, with additional activity in Mexico, Australia and the Far East.

Sale of Mass Channel Candle Business

        In April 2007, we sold certain assets and liabilities of our Blyth HomeScents International North American mass channel candle business ("BHI NA"), which was part of the Wholesale segment. The net assets were sold for $25.3 million, inclusive of proceeds from the sale of overstock inventory of $1.3 million. Of this amount, $21.8 million was received at closing and a total of $3.5 million was received subsequently in fiscal 2008.

Additional Information

        Additional information is available on our website, www.blyth.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto filed or furnished pursuant to the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable following submission to the SEC. Also available on our website are our corporate governance guidelines, code of conduct, and the charters for the audit committee, compensation committee, and nominating and corporate governance committee, each of which is available in print to any shareholder who makes a request to Blyth, Inc., One East Weaver Street, Greenwich, CT 06831, Attention: Secretary. The information posted to www.blyth.com, however, is not incorporated herein by reference and is not a part of this report.

(b)   Financial Information about Segments

        We report our financial results in three business segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These segments accounted for approximately 59%, 18% and 23% of consolidated net sales, respectively, for fiscal 2008. Financial information relating to these business segments for the fiscal years ended January 31, 2006, 2007 and 2008 appears in Note 17 of the consolidated financial statements and is incorporated herein by reference.

(c)   Narrative Description of Business

Direct Selling Segment

        In fiscal 2008, the Direct Selling segment represented approximately 59% of total sales. Our principal Direct Selling business is PartyLite, which focuses on premium candles and home fragrance products and related decorative accessories. In May 2007, Anne M. Butler was promoted to President, PartyLite Worldwide. Ms. Butler previously served as President, PartyLite International since 2003. PartyLite® brand products are marketed in North America, Europe and Australia through a network of independent sales consultants using the party plan method of direct selling. These products include fragranced and non-fragranced candles, bath products and a broad range of related accessories.

        In fiscal 2006, we acquired a party plan company called Two Sisters Gourmet, which is focused on gourmet food. Two Sisters Gourmet represents less than 1% of total sales of the Direct Selling segment. In the future, we may pursue other direct selling business opportunities.

United States Market

        Within the United States market, PartyLite brand products are sold directly to consumers through a network of independent sales consultants. These consultants are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them. Over 23,000 independent sales consultants located in the United States were selling PartyLite products at January 31, 2008. PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold.

International Market

        In fiscal 2008, PartyLite products were sold internationally by more than 22,000 independent sales consultants located outside the United States. These consultants were the exclusive distributors of PartyLite brand products internationally. The following were PartyLite's international markets during fiscal 2008: Australia, Austria, Canada, Denmark, Finland, France, Germany, Ireland, Mexico, Norway, Switzerland and the United Kingdom.

        We support our independent sales consultants with inventory management and control and satisfy delivery requirements through on-line ordering, which is available to all independent sales consultants in the United States and Canada, as well as in most of Europe.

Catalog & Internet Segment

        In fiscal 2008, this segment represented approximately 18% of total sales. We design, market and distribute a wide range of household convenience items, personalized gifts, photo storage products, as well as coffee and tea, within this segment. These products are sold through the Catalog and Internet distribution channel under brand names that include Boca Java®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake®.

Wholesale Segment

        In fiscal 2008, this segment represented approximately 23% of total sales. Products within this segment include candles and related accessories, seasonal decorations, and home décor products such as picture frames, lamps and textiles. In addition, chafing fuel and tabletop lighting products and accessories for the "away from home" or foodservice trade are sold in this segment. Our wholesale products are designed, packaged and priced to satisfy the varying demands of retailers and consumers within each distribution channel.

        In April 2007, we sold certain assets and liabilities of our BHI NA mass channel candle business, which was part of the Wholesale segment. The net assets were sold for $25.3 million, inclusive of proceeds from the sale of overstock inventory of $1.3 million. Of this amount, $21.8 million was received at closing and a total of $3.5 million was received subsequently in fiscal 2008. Sales within the BHI NA business were reduced from $93.2 million in fiscal 2007 to $39.3 million in fiscal 2008 as a result of this sale.

        Products sold in the Wholesale segment in the United States are marketed through the premium consumer wholesale channels and sold to independent gift shops, specialty chains, department stores, food and drug outlets, mass retailers, hotels, restaurants and independent foodservice distributors through independent sales representatives, our key account managers and our sales managers. Our sales force supports our customers with product catalogs and samples, merchandising programs and selective fixtures. Our sales force also receives training on the marketing and proper use of our products.

Product Brand Names

        The key brand names under which our Direct Selling segment products are sold are:

PartyLite®
Well Being by PartyLite®
Two Sisters Gourmet®

        The key brand names under which our Catalog & Internet segment products are sold are:

Boca Java®	Home Marketplace®
Easy Comforts®	Miles Kimball®
Exposures®	Walter Drake®

        The key brand names under which our Wholesale segment products are sold are:

Ambria®	Colonial at HOME®
CBK®	HandyFuel®
Colonial Candle®	Seasons of Cannon Falls®
Colonial Candle of Cape Cod®	Sterno®

New Product Development

        Concepts for new products and product line extensions are directed to the marketing departments of our business units from within all areas of the company, as well as from our independent sales representatives and worldwide product manufacturing partners. The new product development process may include technical research, consumer market research, fragrance studies, comparative analyses, the formulation of engineering specifications, feasibility studies, safety assessments, testing and evaluation.

Manufacturing, Sourcing and Distribution

        In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing and distribution practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities. Net capital expenditures over the past five years have totaled $87.3 million and are targeted to technological advancements and normal maintenance and replacement projects at our manufacturing and distribution facilities. We have also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

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

Technological Advancements

        We continue to see the benefit of our substantial investment in technological initiatives, particularly Internet-based ordering technology. An Internet-based order-entry and business management system is available to all PartyLite independent sales consultants worldwide. By fiscal 2008 year-end, show orders placed via the PartyLite extranet had increased to over 95% of total show orders in the United States and over 80% of total show orders internationally. The extranet's automated features eliminate errors common on hand-written paper forms and speed orders through processing and distribution, improving customer service. Furthermore, by easing the administrative workload and providing tools with which to track sales and programs, the extranet has helped PartyLite independent sales consultants build their businesses more efficiently. The improved accuracy of the automated system also results in administrative savings for us.

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

Competition

        All of our business segments are highly competitive, both in terms of pricing and new product introductions. The worldwide market for home expressions products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by us. In addition, we compete for direct selling consultants with other direct selling companies. Because there are relatively low barriers to entry in all of our business segments, we may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us. Competition includes companies selling candles manufactured at lower costs outside of the United States. Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Employees

        As of January 31, 2008, we had approximately 3,200 full-time employees, of whom approximately 13% were based outside of the United States. Approximately 70% of our employees are non-salaried. We do not have any unionized employees. We believe that relations with our employees are good. Since our formation in 1977, we have never experienced a work stoppage.

Raw Materials

        All of the raw materials used for our candles, home fragrance products and chafing fuel, principally petroleum-based wax, fragrance, glass containers and corrugate, have historically been available in adequate supply from multiple sources. In fiscal 2008, substantial cost increases for certain raw materials, such as paraffin, dyethelene glycol (DEG) and ethanol, as well as aluminum and paper, negatively impacted profitability of certain products in all three segments.

Seasonality

        Our business is highly seasonal, and our net sales are strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for our products. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

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

(d)   Financial Information about Geographic Areas

        For information on net sales from external customers attributed to the United States and foreign countries and on long-lived assets located in the United States and outside the United States, see Note 17 to the Consolidated Financial Statements.

Item 1A.    Risk Factors

We may be unable to increase sales or identify suitable acquisition candidates.

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

        Our historical growth has been due in part to acquisitions, and we continue to consider additional strategic acquisitions. There can be no assurances that we will continue to identify suitable acquisition candidates, consummate acquisitions on terms favorable to us, finance acquisitions or successfully integrate acquired operations.

We are affected by risks associated with international sales and foreign-sourced products.

        Our international sales growth rate has outpaced that of our United States growth rate in recent years. Moreover, we source a portion of our products in all of our business segments from independent manufacturers in the Pacific Rim, Europe and Mexico. For these reasons, we are subject to the risks associated with international manufacturing and sales, including fluctuations in currency exchange rates; economic or political instability; transportation costs and delays; difficulty in maintaining quality control; restrictive governmental actions; nationalizations; the laws and policies of the United States, Canada and certain European countries affecting the importation of goods (including duties, quotas and taxes); and the trade and tax laws of other nations.

We may be unable to respond to changes in consumer preferences.

        Our ability to properly manage our inventories is an important factor in our operations. The nature of our products and the rapid changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Excess inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. Our ability to meet future product demand in all of our business segments will depend upon our success in sourcing adequate supplies of our products; bringing new production and distribution capacity on line in a timely manner; improving our ability to forecast product demand and fulfill customer orders promptly; improving customer service-oriented management information systems; and training, motivating and managing new employees. The failure of any of the above could result in a material adverse effect on our financial results.

We are dependent upon sales by independent consultants.

        A significant portion of our products are marketed and sold through the direct selling method of distribution, where products are primarily marketed and sold by independent consultants to consumers without the use of retail establishments. This distribution system depends upon the successful recruitment, retention and motivation of a large number of independent consultants to offset frequent turnover. The recruitment and retention of independent consultants depends on the competitive environment among direct selling companies and on the general labor market, unemployment levels, economic conditions, and demographic and cultural changes in the workforce. The motivation of our consultants depends, in large part, upon the effectiveness of our compensation and promotional programs, its competitiveness compared with other direct selling companies, the introduction of new products, and the ability to advance through the consultant ranks.

        Our sales are directly tied to the levels of activity of our consultants, which is a part-time working activity for many of them. Activity levels may be affected by the degree to which a market is penetrated by the presence of our consultants, the amount of average sales per party, the amount of sales per consultant and the mix of high-margin and low-margin products, and the activities and actions of our product line and our competitors.

Our profitability may be affected by shortages of raw materials.

        Certain raw materials could be in short supply due to price changes, capacity, availability, a change in requirements, weather or other factors, including supply disruptions due to production or transportation delays. While the price of crude oil is only one of several factors impacting the price of petroleum wax, it is possible that recent fluctuations in oil prices may have a material adverse affect on the cost of petroleum-based products used in the manufacture or transportation of our products, particularly in the Direct Selling and Wholesale business segments. In recent years, substantial cost increases for certain raw materials, such as paraffin, dyethelene glycol (DEG) and ethanol, as well as aluminum and paper, negatively impacted profitability of certain products in all three segments.

We are dependent upon our key corporate management personnel.

        Our success depends in part on the contributions of our key corporate management, including our Chairman and Chief Executive Officer, Robert B. Goergen, as well as the members of the Office of the Chairman: Robert H. Barghaus, Vice President and Chief Financial Officer; Robert B. Goergen, Jr., Vice President and President, Multi-Channel Group; and Anne M. Butler, Vice President and President, PartyLite Worldwide. We do not have employment contracts with any of our key corporate management personnel, except the Chairman and Chief Executive Officer, nor do we maintain any key person life insurance policies. The loss of any of the key corporate management personnel could have a material adverse effect on our financial position and operating results.

Our businesses are subject to the risks from increased competition.

        Our business is highly competitive both in terms of pricing and new product introductions. The worldwide market for home expressions products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by us. In addition, we compete for independent sales consultants with other direct selling companies. Because there are relatively low barriers to entry in all of our business segments, we may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us. Competition includes companies selling candles manufactured at lower costs outside of the United States. Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

We may be adversely affected by proposed FTC regulations.

        In April 2006, the U.S. Federal Trade Commission issued a notice of proposed rulemaking that if implemented, as originally proposed, will regulate all sellers of "business opportunities" in the United States. The proposed rule, as originally proposed, would, among other things, require all sellers of business opportunities, which would likely include PartyLite and Two Sisters Gourmet, to implement a seven-day waiting period before entering into an agreement with a prospective business opportunity purchaser and provide all prospective business opportunity purchasers with substantial disclosures in writing regarding the business opportunity and the company. In March 2008, the FTC revised the proposed rulemaking to remove from the coverage of the rule certain types of direct selling companies, including PartyLite and Two Sisters Gourmet. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as currently proposed.

We depend upon our information technology systems.

        Our information technology systems depend on global communications providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced significant system failures and outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our systems. The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access our information systems.

Changes in our effective tax rate may have an adverse effect on our reported earnings.

        Our effective tax rate and the amount of our provision for income taxes may be adversely effected by a number of factors, including:

  •
  the jurisdictions in which profits are determined to be earned and taxed;

  •
  adjustments to estimated taxes upon finalization of various tax returns;

  •
  increases in expenses not deductible for tax purposes;

  •
  changes in available tax credits;

  •
  changes in share-based compensation expense;

  •
  changes in the valuation of our deferred tax assets and liabilities;

  •
  changes in accounting standards or tax laws and regulations, or interpretations thereof;

  •
  the resolution of issues arising from uncertain positions and tax audits with various tax authorities; and

  •
  penalties and/or interest expense that we may be required to recognize on liabilities associated with uncertain tax positions.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The following table sets forth the location and approximate square footage of our major manufacturing and distribution facilities:

			Approximate Square Feet
Location
	Use	Business Segment	Owned	Leased
Arndell Park, Australia	Distribution	Direct Selling	—	38,000
Batavia, Illinois	Manufacturing and Research & Development	Direct Selling and Wholesale	486,000	—
Cannon Falls, Minnesota	Distribution	Wholesale	—	192,000
Carol Stream, Illinois	Distribution	Direct Selling	—	651,000
Cumbria, England	Manufacturing and related distribution	Direct Selling	90,000	—
Deerfield Beach, Florida	Roasting, packaging and distribution	Catalog & Internet	—	22,000
Elkin, North Carolina	Manufacturing and related distribution	Wholesale	699,000	—
Heidelberg, Germany	Distribution	Direct Selling	—	6,000
Monterrey, Mexico	Distribution	Direct Selling	—	45,000
Ontario, Canada	Distribution	Direct Selling	—	22,000
Orlando, Florida	Warehouse and distribution	Direct Selling	—	19,000
Oshkosh, Wisconsin	Distribution	Catalog & Internet	—	386,000
Texarkana, Texas	Manufacturing and related distribution	Wholesale	154,000	65,000
Tilburg, Netherlands	Distribution	Direct Selling	442,500	—
Union City, Tennessee	Warehouse and distribution	Wholesale	360,000	94,000

        Our executive and administrative offices and outlet stores are generally located in leased space (except for certain offices located in owned space). Most of our properties are currently being utilized for their intended purpose.

Item 3.    Legal Proceedings

        We are involved in litigation arising in the ordinary course of business. In our opinion, existing litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Common Stock is traded on the New York Stock Exchange under the symbol BTH. The price range for the Common Stock on the New York Stock Exchange was as follows:

	High	Low
Fiscal 2007
First Quarter	$23.12	$20.00
Second Quarter	21.98	17.07
Third Quarter	26.25	16.29
Fourth Quarter	26.15	20.50
Fiscal 2008
First Quarter	$27.31	$19.87
Second Quarter	30.22	22.32
Third Quarter	23.50	16.00
Fourth Quarter	24.03	17.63

        As of March 31, 2008, there were 1,726 registered holders of record of the Common Stock.

        On April 8, 2008, the Board of Directors declared a regular semi-annual cash dividend in the amount of $0.27 per share payable in the second quarter of fiscal 2009. During fiscal 2008 and 2007, the Board of Directors declared dividends as follows: $0.27 per share payable in the second quarter of fiscal 2008; $0.27 per share payable in the fourth quarter of fiscal 2008; $0.23 per share payable in the second quarter of fiscal 2007; and $0.27 per share payable in the fourth quarter of fiscal 2007. Currently, we expect to pay semi-annual cash dividends in the future. Our ability to pay cash dividends in the future is dependent upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund new acquisitions or retire debt.

        The following table sets forth, for the equity compensation plan categories listed below, information as of January 31, 2008:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	447,400	$27.01	3,691,173
Equity compensation plans not approved by security holders	—	—	—

Total	447,400	$27.01	3,691,173

(1)
The information in this column excludes 2,500 shares of restricted stock and 306,620 restricted stock units outstanding as of January 31, 2008.

        The following table sets forth certain information concerning the repurchases of Common Stock made by us during the fourth quarter of fiscal 2008, some of which were made pursuant to our Rule 10b5-1 trading plan.

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2007–November 30, 2007	788,623	$18.21	788,623	3,069,969
December 1, 2007–December 31, 2007	65,800	$18.69	65,800	9,004,169
January 1, 2008–January 31, 2008	654,904	$20.45	654,904	8,349,265

Total	1,509,327	$19.20	1,509,327	8,349,265

(1)
On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 1.0 million shares of Common Stock in open market transactions. From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 1.0 million shares to 2.0 million shares; on March 30, 2000 to increase the authorization by 1.0 million shares to 3.0 million shares; on December 14, 2000 to increase the authorization by 1.0 million shares to 4.0 million shares; on April 4, 2002 to increase the authorization by 2.0 million shares to 6.0 million shares; and on June 7, 2006 to increase the authorization by 6.0 million shares to 12.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 6.0 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program. As of January 31, 2008, we have purchased a total of 9,650,735 shares of Common Stock under the old repurchase program. The repurchase programs do not have expiration dates. We intend to make further purchases under the repurchase programs from time to time.

Performance Graph

        The performance graph set forth below reflects the yearly change in the cumulative total stockholder return (price appreciation and reinvestment of dividends) on our Common Stock compared to the S&P 500 Index and the S&P 400 Midcap Index for the five fiscal years ended January 31, 2008. The graph assumes the investment of $100 in Common Stock and the reinvestment of all dividends paid on such Common Stock into additional shares of Common Stock and such indexes over the five-year period. We believe that we are unique and do not have comparable industry peers. Since our competitors are typically not public companies or are themselves subsidiaries or divisions of public companies engaged in multiple lines of business, we believe that it is not possible to compare our performance against that of our competition. In the absence of a satisfactory peer group, we believe that it is appropriate to compare us to companies comprising the S&P 400 Midcap Indexes.

Blyth, Inc. Performance Graph
Comparison of Total Stockholder Return

Item 6.    Selected Financial Data

        Set forth below are selected summary consolidated financial and operating data for fiscal years 2004 through 2008, which have been derived from our audited financial statements for those years. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

	Year ended January 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share and percent data)
Statement of Earnings Data:(1)
Net sales	$1,286,937	$1,301,365	$1,254,261	$1,220,611	$1,164,950
Gross profit	669,512	694,588	635,785	596,669	615,471
Operating profit(2)(3)	133,427	144,783	45,167	15,644	30,887
Interest expense	13,889	18,936	20,602	19,074	15,540
Earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting change	119,806	128,268	26,444	5,369	21,725
Earnings from continuing operations before minority interest and cumulative effect of accounting change	75,866	82,106	20,065	2,705	11,178
Earnings from continuing operations	75,774	82,364	20,531	2,555	11,072
Earnings (loss) from discontinued operations(4)	10,577	14,150	4,326	(105,728)	—
Net earnings (loss)	86,351	96,514	24,857	(103,173)	11,072
Basic net earnings from continuing operations per common share	$1.66	$1.91	$0.50	$0.06	$0.29
Basic net earnings (loss) from discontinued operations per common share	$0.23	$0.33	$0.11	$(2.66)	$—

Net earnings (loss) per basic common share	$1.89	$2.24	$0.61	$(2.59)	$0.29

Diluted net earnings from continuing operations per common share	$1.65	$1.89	$0.50	$0.06	$0.28
Diluted net earnings (loss) from discontinued operations per common share	$0.23	$0.32	$0.11	$(2.64)	$—

Net earnings (loss) per diluted common share	$1.88	$2.22	$0.60	$(2.58)	$0.28

Cash dividends paid, per share	$0.28	$0.36	$0.44	$0.50	$0.54
Basic weighted average number of common shares outstanding	45,771	43,136	40,956	39,781	38,592
Diluted weighted average number of common shares outstanding	46,027	43,556	41,176	40,057	38,926
Operating Data:
Gross profit margin	52.0%	53.4%	50.7%	48.9%	52.8%
Operating profit margin	10.4%	11.1%	3.6%	1.3%	2.7%
Net capital expenditures	$21,963	$20,976	$17,272	$17,714	$9,421
Depreciation and amortization	35,954	35,600	35,875	34,630	31,974
Balance Sheet Data:
Total assets	$1,127,963	$1,075,820	$1,116,520	$774,638	$667,422
Total debt	293,886	287,875	371,742	215,779	158,815
Total stockholders' equity	588,970	521,349	493,824	363,693	299,068

(1)
Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of Miles Kimball Company acquired in April 2003 and Walter Drake acquired in December 2003, none of which individually had a material effect on our results of operations in the period during which they occurred or thereafter.

(2)
Fiscal 2004 pre-tax earnings include restructuring and impairment charges of $23.8 million related to manufacturing equipment impairment, closure of our Hyannis manufacturing facility, the discontinuance of the Canterbury® brand, and the closure of five of our candle outlet stores. Fiscal 2007 earnings include restructuring charges recorded in the Wholesale and Direct Selling segments of $24.0 million. Fiscal 2008 earnings include restructuring charges recorded in the Wholesale and Direct Selling segments of $2.3 million. (See note 5 to the Consolidated Financial Statements.)

(3)
Fiscal 2006, 2007, and 2008 pre-tax earnings include goodwill and other intangibles impairment charges of $53.3 million and $48.8 million in the Wholesale segment and $49.2 million in the Catalog & Internet segment, respectively. (See Note 9 to the Consolidated Financial Statements.)

(4)
In fiscal 2007, the Kaemingk, Edelman, Euro-Decor, Gies and Colony businesses were sold (See Note 4 to the Consolidated Financial Statements.) The results of operations for these business units have been reclassified to discontinued operations for all periods presented.

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

Overview

        Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items, personalized gifts and products for the foodservice trade. We compete in the global home expressions industry, and our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments—the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These reportable segments are based on similarities in distribution channels, customers and management oversight.

        Fiscal 2008 net sales are comprised of an approximately $690 million Direct Selling business, an approximately $210 million Catalog & Internet business and an approximately $270 million Wholesale business. Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors. Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, again depending on the business factors previously noted.

        Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure. New product development continues to be critical to all three segments of our business. In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants. In the Catalog & Internet channel, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand the sales and customer base of our flagship brands. In the Wholesale segment, sales initiatives are targeted to independent retailers and national accounts.

Sale of Mass Channel Candle Business

        On April 27, 2007, we sold certain assets and liabilities of our BHI NA mass channel candle business, which was part of the Wholesale segment. The net assets were sold for $25.3 million, inclusive of proceeds from the sale of overstock inventory of $1.3 million. Of this amount, $21.8 million was received at closing and a total of $3.5 million was received subsequently in fiscal 2008. The sale resulted in a pre-tax loss of $0.6 million, which is recorded in Administrative expenses in the Consolidated Statements of Earnings (Loss). Sales within the BHI NA business declined from $93.2 million in fiscal 2007 to $39.3 million in fiscal 2008 as a result of this sale.

Segments

        Within the Direct Selling segment, we design, manufacture or source, market and distribute an extensive line of products including scented candles, candle-related accessories, fragranced bath gels, body lotions and other fragranced products under the PartyLite® brand. We also operate a small direct selling business, Two Sisters Gourmet, which is focused on gourmet food. All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling. PartyLite brand products are sold in North America, Europe and Australia. Two Sisters Gourmet® brand products are sold in North America.

        Within the Catalog & Internet segment, we design, source and market a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts, kitchen accessories and gourmet coffee and tea. These products are sold directly to the consumer under the Boca Java®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands. These products are sold in North America.

        Within the Wholesale segment, we design, manufacture or source, market and distribute an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments and trim, and home décor products such as picture frames, lamps and textiles. Products in this segment are sold primarily in North America to retailers in the premium and specialty markets under the CBK®, Colonial Candle of Cape Cod®, Colonial at HOME® and Seasons of Cannon Falls® brands. In addition, chafing fuel and tabletop lighting products and accessories for the "away from home" or foodservice trade are sold through this segment under the Ambria®, HandyFuel® and Sterno® brands.

        The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase or decrease of certain items included in our Consolidated Statements of Earnings (Loss):

				Percentage Increase (Decrease) from Prior Period
	Percentage of Net Sales Years Ended January 31
				Fiscal 2007 Compared to Fiscal 2006	Fiscal 2008 Compared to Fiscal 2007
	2006	2007	2008
Net sales	100.0	100.0	100.0	(2.7)	(4.6)
Cost of goods sold	49.3	51.1	47.2	0.9	(11.9)
Gross profit	50.7	48.9	52.8	(6.2)	3.2
Selling	32.8	33.6	34.8	(0.4)	(1.1)
Administrative	10.1	10.0	11.2	(2.9)	6.2
Operating profit	3.6	1.3	2.7	N/M	N/M
Earnings from continuing operations	1.6	0.2	1.0	N/M	N/M

N/M—Percent change from the prior year would not be meaningful in concluding on our performance.

Fiscal 2008 Compared to Fiscal 2007

        Net sales decreased $55.6 million, or approximately 5%, from $1,220.6 million in fiscal 2007 to $1,165.0 million in fiscal 2008. The decrease is a result of lower mass candle sales due to the sale of BHI NA mass channel candle business in our Wholesale segment and a decrease in PartyLite's U.S. sales. This decrease was partially offset by an increase in sales within both PartyLite's European and Canadian operations and the Catalog & Internet segment.

  Net Sales—Direct Selling Segment

        Net sales in the Direct Selling segment decreased $7.2 million, or 1%, from $694.0 million in fiscal 2007 to $686.8 million in fiscal 2008. PartyLite's U.S. sales decreased approximately 15% compared to prior year. Management believes this sales decrease was driven by a decline in the number of sales consultants as a result of increased channel competition, as well as fewer shows per consultant.

        PartyLite Canada reported an approximately 13% increase versus the prior year in U.S. dollars, or 4% on a local currency basis. Sales in Canada increased due to a higher number of guests per show and shows per consultant.

        In PartyLite's European markets, sales increased approximately 16% in U.S. dollars, driven by strong sales in the newer markets and favorable foreign currency translation. On a local currency basis, PartyLite Europe sales increased approximately 5%. PartyLite Europe represented approximately 37% of PartyLite's worldwide net sales in fiscal 2007 compared to 42% in fiscal 2008.

        Net sales in the Direct Selling segment represented approximately 57% of total Blyth net sales in fiscal 2007 compared to 59% in fiscal 2008.

  Net Sales—Catalog & Internet Segment

        Net sales in the Catalog & Internet segment increased $7.5 million, or 4%, from $199.3 million in fiscal 2007 to $206.8 million in fiscal 2008. This increase is due to increased sales in our Miles Kimball and Easy Comforts catalogs and sales growth in Boca Java.

        Net sales in the Catalog & Internet segment accounted for approximately 16% of total Blyth net sales in fiscal 2007 compared to 18% in fiscal 2008.

  Net Sales—Wholesale Segment

        Net sales in the Wholesale segment decreased $55.8 million, or 17%, from $327.2 million in fiscal 2007 to $271.4 million in fiscal 2008. The decrease is a result of lower mass candle sales due to the sale of the BHI NA business, as well as reduced sales in our home décor channel, which was adversely impacted by the weak housing market. Partially offsetting these declines was an increase in sales for the Sterno business of approximately 4% and in the seasonal décor business of 2%.

        Net sales in the Wholesale segment represented approximately 27% of total Blyth net sales in fiscal 2007 compared to 23% in fiscal 2008.

        Blyth's consolidated gross profit increased $18.8 million, or 3%, from $596.7 million in fiscal 2007 to $615.5 million in fiscal 2008. The gross profit margin increased from 48.9% in fiscal 2007 to 52.8% in fiscal 2008. This increase from prior year is principally due to improved margin within the PartyLite businesses and the sale of BHI NA, which had lower profit margins than Blyth's overall total, and is partially offset by continued higher commodity costs in all businesses.

        Blyth's consolidated selling expense decreased $4.4 million, or approximately 1%, from $409.7 million in fiscal 2007 to $405.3 million in fiscal 2008. The decrease in selling expense relates to the reduced sales in the U.S. direct selling segment and the reduced sales due to the sale of BHI NA, along with better cost management in many business units. Selling expense as a percentage of net sales increased from 33.6% in fiscal 2007 to 34.8% in fiscal 2008. The increase in selling expense as a percent of sales is primarily a result of sales decreasing at a greater rate than selling expenses.

        Blyth consolidated administrative expenses increased $7.6 million, or 6%, from $122.5 million in fiscal 2007 to $130.1 million in fiscal 2008. The increase in administrative expenses was primarily due to severance charges and an impairment of a lease and other fixed asset impairments related to the sale of BHI NA, partially offset in fiscal 2007 and 2008 by $5.2 million and $1.4 million, respectively, of collections of notes receivable which had previously been reserved for as part of the Gies sale. Administrative expenses as a percentage of sales were approximately 10.0% for fiscal 2007 and 11.2% for fiscal 2008.

        Impairment charges for goodwill of $48.8 million were recognized in the Wholesale segment in fiscal 2007. Impairment charges of $49.2 million for goodwill and other intangibles were recognized in the Catalog & Internet segment in fiscal 2008. The amount recorded in fiscal 2007 was the result of our decision to discontinue the sales of a new Sterno product, rising commodity costs and a continued

decline in operating performance in the Sterno reporting unit, and a business restructuring which resulted in a significantly changed near-term outlook of the business in the Wholesale premium reporting unit. In fiscal 2008, as part of our annual impairment review, we assessed the recent performance of the Miles Kimball business and its fiscal outlook. The Miles Kimball business experienced lower revenue growth than anticipated and reduced operating margins due to higher postage, paper and printing costs. This shortfall was primarily attributable to decreased consumer spending due to changes in the Catalog & Internet business environment and an overall weak economic climate. As a result, the goodwill and intangibles in the Catalog & Internet segment was determined to be impaired. Accordingly, we recorded a non-cash pre-tax impairment charge of $49.2 million in fiscal 2008.

        Blyth's consolidated operating profit increased $15.3 million from $15.6 million in fiscal 2007 to $30.9 million in fiscal 2008. The increase is primarily due to higher profits within the Direct Selling segment, in particular for PartyLite Europe and Canada, and reduced operating losses within the Wholesale segment.

  Operating Profit/Loss—Direct Selling Segment

        Operating profit in the Direct Selling segment increased $11.8 million, or 14%, from $86.9 million in fiscal 2007 to $98.7 million in fiscal 2008. The increase was primarily due to the impact of increased sales within Partylite Europe and Canada, including the effects of stronger foreign currencies, partially offset by reduced sales for Partylite U.S. and continued cost increases for wax and other commodities.

  Operating Profit/Loss—Catalog & Internet Segment

        Operating loss in the Catalog & Internet segment increased by $52.6 million, from a profit of $3.7 million in fiscal 2007 to a loss of $48.9 million in fiscal 2008. This profit decline was primarily due to the impairment charge for goodwill and other intangible assets of $49.2 million related to the Miles Kimball business unit, higher postage, paper and printing costs within the Miles Kimball business and an increase in selling expense of $3.1 million at Boca Java, primarily related to sales promotions.

  Operating Profit/Loss—Wholesale Segment

        Operating loss in the Wholesale segment decreased from $74.9 million in fiscal 2007 to $19.0 million in fiscal 2008. Included in the loss for fiscal 2007 was the previously mentioned goodwill impairment charge of $48.8 million. Also contributing to the improvement for fiscal 2008 was increased operating profit at Sterno and Midwest of Cannon Falls businesses, totaling $8.2 million.

        Interest expense decreased $3.6 million, or 19%, from $19.1 million in fiscal 2007 to $15.5 million in fiscal 2008, primarily due to a decrease in outstanding debt.

        Interest income increased $0.2 million, from $7.4 million in fiscal 2007 to $7.6 million in fiscal 2008, mainly due to higher amounts of cash and short-term investments held during fiscal 2008.

        Foreign exchange and other reported income of $1.4 million in fiscal 2007 compared to a loss of $1.3 million in fiscal 2008. The loss of $1.3 million in fiscal 2008 includes a $1.2 million impairment charge related to an available-for-sale equity investment in RedEnvelope, Inc., whose decline in value was deemed other than temporary, and a $0.9 million impairment charge on an Australian joint venture investment accounted for under the equity method. Partially offsetting these charges in fiscal 2008 were foreign exchange gains and other income of $0.8 million. Additional impairment charges may be required to write-off all or a portion of the RedEnvelope investment of $5.2 million (See Note 6 to the Consolidated Financial Statements).

        Income tax expense increased $7.8 million from $2.7 million in fiscal 2007 to $10.5 million in fiscal 2008. The increase in income tax expense was primarily due to the increase in profit before tax and the increase in our tax reserves for ongoing tax audits. This increase was partially offset by continued strong foreign sourced earnings, which are taxed at a lower rate than U.S earnings. The offsets led to a slight decrease in the effective tax rate from 49.6% in fiscal 2007 to 48.6% in fiscal 2008.

        As a result of the foregoing, earnings from continuing operations increased $8.5 million, from $2.6 million in fiscal 2007 to $11.1 million in fiscal 2008. Basic earnings per share from continuing operations were $0.06 for fiscal 2007 compared to $0.29 for fiscal 2008. Diluted earnings per share from continuing operations were $0.06 for fiscal 2007 compared to $0.28 for fiscal 2008.

        The loss from discontinued operations, net of tax, for fiscal 2007 was $105.7 million, or $2.64 per diluted share. The loss includes (a) a non-tax deductible loss of $18.4 million on the sale of the Kaemingk business, (b) a non-tax deductible loss on the sale of the Edelman and Euro-Decor businesses of $14.5 million, which includes a goodwill impairment charge of $16.7 million, (c) a net of tax loss on the sale of the Gies business of $28.0 million, which includes an impairment charge of $31.1 million and (d) net of tax loss on sale of the Colony business of $19.9 million, which includes an impairment charge of $28.6 million. The loss from discontinued operations includes an operating loss, net of tax, of $24.9 million, or $0.62 per diluted share, for fiscal 2007. There were no discontinued operations during fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006

        Net sales decreased $33.7 million, or approximately 3%, from $1,254.3 million in fiscal 2006 to $1,220.6 million in fiscal 2007. The decrease is a result of the sale of Impact Plastics in January 2006, a decrease in PartyLite's U.S. sales and lower mass candle sales in our Wholesale business. This decrease was partially offset by an increase in sales within PartyLite's European operations and the Catalog & Internet segment as well as increased sales in our seasonal, home décor and Sterno Wholesale businesses.

  Net Sales—Direct Selling Segment

        Net sales in the Direct Selling segment decreased $10.1 million, or 1%, from $704.1 million in fiscal 2006 to $694.0 million in fiscal 2007. PartyLite's U.S. sales decreased approximately 12% compared to prior year. Management believes this sales decrease was driven by a decline in the number of sales consultants as a result of increased channel competition, as well as fewer shows per consultant. Additionally, fiscal 2006 sales benefited from the reversal of a contingent reserve in the amount of $5.5 million for a settlement of an unclaimed property matter associated with gift cards sold since the inception of the gift card program in the Direct Selling business.

        PartyLite Canada reported an approximately 3% increase versus the prior year in U.S. dollars. Sales in Canada increased due to a higher number of guests per show and shows per consultant, partially offset by a decrease in the number of consultants.

        In PartyLite's European markets, sales increased approximately 11% in U.S. dollars, driven by strong sales in the newer markets. On a local currency basis PartyLite Europe sales increased approximately 9%. PartyLite Europe represented approximately 37% of PartyLite's worldwide net sales in fiscal 2007 compared to 32% in fiscal 2006.

        Net sales in the Direct Selling segment represented approximately 57% of total Blyth net sales in fiscal 2007 compared to 56% in fiscal 2006.

  Net Sales—Catalog & Internet Segment

        Net sales in the Catalog & Internet segment increased $12.0 million, or 6%, from $187.3 million in fiscal 2006 to $199.3 million in fiscal 2007. This increase is due to increased sales in our Walter Drake, Easy Comforts and Exposures catalogs and accretive sales from the acquisition of Boca Java, which was acquired in August 2005.

        Net sales in the Catalog & Internet segment accounted for approximately 16% of Blyth's total net sales in fiscal 2007 compared to 15% in fiscal 2006.

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

        Net sales in the Wholesale segment represented approximately 27% of total Blyth net sales in fiscal 2007 compared to 29% in fiscal 2006.

        Blyth's consolidated gross profit decreased $39.1 million, or 6%, from $635.8 million in fiscal 2006 to $596.7 million in fiscal 2007. The gross profit margin decreased from 50.7% in fiscal 2006 to 48.9% in fiscal 2007. This decrease from prior year is principally due to lower PartyLite U.S. sales, restructuring charges of $19.7 million in the Wholesale segment and $2.8 million in the Direct Selling segment, and higher commodity costs.

        Blyth's consolidated selling expense decreased $1.6 million, or approximately 1%, from $411.3 million in fiscal 2006 to $409.7 million in fiscal 2007. The decrease in selling expense relates to the reduced sales in the U.S. direct selling and mass candle businesses, along with tighter cost controls in many business units, partially offset by restructuring charges in the Wholesale and Direct Selling segment. Selling expense as a percentage of net sales increased from 32.8% in fiscal 2006 to 33.6% in fiscal 2007. The increase in selling expense as a percent of sales is a result of sales decreasing at a greater rate than selling expenses.

        Blyth consolidated administrative expenses decreased $3.6 million, or 3%, from $126.1 million in fiscal 2006 to $122.5 million in fiscal 2007. The decrease in administrative expenses versus the prior year was primarily due to non-recurring expenses related to the proposed spin-off of the Wholesale segment (which was not completed) and the loss on sale of Impact Plastics of $1.6 million included in fiscal 2006. Additionally, in fiscal 2007 we collected $5.2 million for a note receivable which had been reserved for as part of the Gies sale. Administrative expenses as a percentage of sales were approximately 10% for both fiscal 2006 and fiscal 2007.

        Goodwill impairment charges of $53.3 million and $48.8 million were recognized in the Wholesale segment in fiscal 2006 and 2007, respectively. The charge in fiscal 2006 was the result of a substantial decline in the operating performance of the reporting units when compared to prior years' results and budgeted expectations. The amount recorded in fiscal 2007 was the result of our decision to discontinue the sales of a new product, rising commodity costs and a continued decline in operating performance in the Sterno reporting unit, and a business restructuring resulted in a significantly changed near-term outlook of the business in the Wholesale premium reporting unit. The charges incurred in fiscal 2007 included the write-off of the remaining goodwill balances within the Wholesale segment (See "—Critical Accounting Policies" and Note 9 of the Consolidated Financial Statements).

        Blyth's consolidated operating profit decreased $29.6 million from $45.2 million in fiscal 2006 to $15.6 million in fiscal 2007. The decrease is related to reduced sales in our PartyLite U.S. business, the previously mentioned goodwill impairment charges, restructuring charges in our North American mass candle business and Direct Selling segment and higher commodity costs throughout our businesses.

  Operating Profit/Loss—Direct Selling Segment

        Operating profit in the Direct Selling segment decreased $20.8 million, or 19%, from $107.7 million in fiscal 2006 to $86.9 million in fiscal 2007. The decrease was primarily driven by the previously mentioned sales shortfall of PartyLite U.S., lower gross profit due to increased commodity costs and restructuring charges in fiscal 2007. Additionally, in fiscal 2006 we benefited from the previously mentioned reversal of a contingent reserve of $5.5 million for the settlement of an unclaimed property matter.

  Operating Profit/Loss—Catalog & Internet Segment

        Operating profit in the Catalog & Internet segment increased from a loss of $0.4 million in fiscal 2006 to a gain of $3.7 million in fiscal 2007. The improvement over the prior year is primarily due to increased sales from the catalog titles previously mentioned and reduced promotional spending.

  Operating Profit/Loss—Wholesale Segment

        Operating loss in the Wholesale segment increased from $62.1 million in fiscal 2006 to $74.9 million in fiscal 2007. The increased loss is primarily related to the $20.1 million in restructuring charges in the North American mass candle business, decreased sales in the mass candle business and higher commodity costs. Additionally, included in the loss for fiscal 2006 and 2007 are the previously mentioned goodwill impairment charges of $53.3 million and $48.8 million, respectively.

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

        Income tax expense decreased $3.7 million, or 58%, from $6.4 million in fiscal 2006 to $2.7 million in fiscal 2007. This decrease in income tax expense was primarily due to the decrease in U.S. earnings versus higher foreign sourced earnings, which are taxed at a lower rate than U.S earnings and the income tax expense of $9.1 million recorded in fiscal 2006 related to the American Jobs Creations Act of 2004 ("AJCA") dividend which did not recur in fiscal 2007. This decrease was offset by the recording of income taxes on unremitted foreign earnings, the tax impact of non-deductible goodwill impairments, and an increase in our contingent tax reserve. These offsets led to an increase in the effective tax rate from 24.1% in fiscal 2006 to 49.6% in fiscal 2007.

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

        The loss from discontinued operations, net of tax, for fiscal 2007 was $105.7 million, or $2.64 per diluted share. The loss includes (a) a non-tax deductible loss of $18.4 million on the sale of the Kaemingk business, (b) a non-tax deductible loss on the sale of the Edelman and Euro-Decor businesses of $14.5 million, which includes a goodwill impairment charge of $16.7 million recorded in the first quarter of fiscal 2007, (c) a net of tax loss on the sale of the Gies business of $28.0 million, which includes an impairment charge of $31.1 million recorded in the second quarter of fiscal 2007, and (d) a net of tax loss on sale of the Colony business of $19.9 million, which includes an impairment charge of $28.6 million recorded in the second quarter of fiscal 2007. The loss from discontinued operations includes operating income, net of tax, for fiscal 2006 of $4.3 million, or $0.11 per diluted share, compared to an operating loss, net of tax, of $24.9 million, or $0.62 per diluted share, for fiscal 2007.

Seasonality

        Approximately 56% and 57% of our net sales occurred in the third and fourth fiscal quarters of 2007 and 2008, respectively. Our net sales are higher in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for our products.

Liquidity and Capital Resources

        Cash and cash equivalents increased $59.2 million from $103.8 million at January 31, 2007 to $163.0 million at January 31, 2008.

        We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $94.3 million in cash from operations in fiscal 2007 compared to $91.8 million in fiscal 2008. Earnings from continuing operations increased $8.5 million to $11.1 million primarily due to improved profit margins within the Direct Selling and Wholesale segments. Included in earnings from continuing operations were non-cash charges for depreciation and amortization, goodwill and other intangible impairments, and amortization of unearned compensation of $32.0 million, $49.2 million and $2.2 million, respectively. Net changes in operating assets and liabilities increased cash by $1.4 million.

        Net cash provided by investing activities was $94.9 million. We decreased our short-term investments to $30.4 million at January 31, 2008. Net capital expenditures for property, plant and equipment were $9.4 million in fiscal 2008, down from $17.7 million in fiscal 2007. The decrease from the prior year is due to the fiscal 2007 capital expenditures for the expansion of our European distribution center in support of ongoing growth of our direct selling business in Europe. During fiscal 2008 we received proceeds from the sale of certain assets and liabilities of the BHI NA business of $25.3 million and proceeds from the sale of one of our European Wholesale discontinued operations of $0.5 million.

        Net cash used in financing activities in fiscal 2008 was $134.8 million and included the reduction of our long-term debt by $56.7 million. We also used cash to purchase treasury stock of $64.2 million and pay dividends of $20.9 million. Proceeds from the issuance of common stock upon exercise of stock options were $7.1 million.

        We anticipate total capital spending of approximately $12.0 million for fiscal 2009, or $3.0 million more than fiscal year 2008, due to the ongoing effort to improve our information technology systems and our production infrastructure. We have grown in part through acquisitions and, as part of our growth strategy, we expect to continue from time to time in the ordinary course of business to evaluate and pursue acquisition opportunities as appropriate. We believe our financing needs in the short and long term can be met from cash generated internally and through our borrowing capacity from our existing credit agreements. Information on debt maturities is presented in Note 11 to the Consolidated Financial Statements.

        In October 2006, we executed Amendment No. 1 (the "Amendment") to our unsecured revolving credit facility ("Credit Facility") dated as of June 2, 2005. The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants. We have the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of January 31, 2008, we were in compliance with such provisions. Amounts outstanding under the amended Credit Facility bear interest, at our option, at JPMorgan Chase Bank's prime rate or Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of our senior unsecured long-term debt rating. Amounts available for borrowing under this facility were approximately $68.7 million as of January 31, 2008, reflecting $6.3 million in outstanding letters of credit.

        In May 1999, we filed a shelf registration statement for the issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, we issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In fiscal 2007 and 2008, we repurchased $52.1 million and $48.4 million, respectively, of these notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At January 31, 2008, we were in compliance with such provisions. Interest is payable semi-annually in arrears on April 1 and October 1. On October 20, 2003, we issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes. At January 31, 2008, we were in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

        As of January 31, 2007 and 2008, Miles Kimball had approximately $9.0 million and $8.6 million, respectively, of long-term debt (including current portion) outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures on June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

        As of January 31, 2007 and 2008, CBK had $4.2 million and $0.1 million, respectively, of long-term debt outstanding under an Industrial Revenue Bond ("IRB"), which matures on January 1, 2025. The change is due to the pay down of the principal by $4.1 million in November 2007. The bond is backed by an irrevocable letter of credit issued by Bank of America. The loan is collateralized by certain of CBK's assets. The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 4.4% at January 31, 2008. Interest payments are required monthly and the principal is due upon maturity.

        The estimated fair value of our $215.8 million and $158.8 million total long-term debt (including current portion) at January 31, 2007 and 2008 was approximately $205.7 million and $141.9 million, respectively. The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering our credit rating and the remaining terms to maturity.

        The following table summarizes the maturity dates of our contractual obligations as of January 31, 2008:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1–3 Years	3–5 Years	More than 5 Years
Long-Term Debt(1)	$158,089	$426	$50,460	$1,122	$106,081
Capital Leases(2)	726	502	216	8	—
Interest(3)	43,168	10,130	14,833	12,067	6,138
Purchase Obligations(4)	28,439	25,173	1,606	1,107	553
Operating Leases	78,827	16,405	26,312	18,253	17,857
Unrecognized Tax Benefits(5)	30,991	6,523	—	—	—

Total Contractual Obligations	$340,240	$59,159	$93,427	$32,557	$130,629

(1)
Long-term debt includes 7.90% Senior Notes due October 1, 2009, 5.5% Senior Notes due November 1, 2013, a mortgage note payable with a maturity date of June 1, 2020, and an Industrial Revenue Bond ("IRB") with a maturity date of January 1, 2025. (See Note 11 to the Consolidated Financial Statements).

(2)
Amounts represent future lease payments, excluding interest, due on four capital leases, which end between fiscal 2010 and fiscal 2012 (See Note 11 to the Consolidated Financial Statements).

(3)
Interest expense on long-term debt is comprised of $38.1 million relating to Senior Notes, $4.9 million in mortgage interest, $71 thousand of interest due on the CBK IRB and approximately $58 thousand of interest relating to future capital lease obligations.

(4)
Purchase obligations consist primarily of open purchase orders for inventory.

(5)
Unrecognized tax benefits consist of $6.5 million which is expected to be realized within the next 12 months and $24.4 million for which we are not able to reasonably estimate the timing of the potential future payments (See Note 15 to the Consolidated Financial Statements).

        On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 6,000,000 shares that will become effective after we exhaust the 12,000,000 shares authorized for repurchase under the old repurchase program. Since January 31, 2007, we have purchased 3,221,553 shares on the open market, for a cost of $64.2 million, bringing the cumulative total purchased shares to 9,650,735 as of January 31, 2008, for a total cost of approximately $213.7 million. Additionally in fiscal 2005, 4,906,616 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses. The acquired shares are held as common stock in treasury at cost.

        On April 8, 2008, we declared a cash dividend of $0.27 per share of common stock. The dividend will be payable to shareholders of record as of May 1, 2008 and will be paid on May 15, 2008.

        Our ability to pay cash dividends in the future is dependent upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund new acquisitions or retire debt.

        We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements.

        We do not utilize derivatives for trading purposes.

        On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for approximately $130.0 million in foreign earnings that were previously considered permanently reinvested in non-U.S. legal entities, which we repatriated under the AJCA. Of this amount, $91.0 million qualified for the favorable treatment under the AJCA. The funds were brought back to the U.S. late in the fourth quarter of fiscal 2006. The tax cost of this distribution was $7.6 million. As part of our repatriation plan, we reinvested the repatriated amount domestically in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to various trademarks, brand names and rights to intangible property, and acquisitions of U.S.-based businesses, all consistent with the requirements of the legislation.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Note 1 to the consolidated financial statements, included in this report, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following are our critical accounting policies and methods.

Revenue Recognition

        Revenues consist of sales to customers, net of returns and allowances. We recognize revenue upon delivery, when both title and risk of loss are transferred to the customer. We present revenues net of any taxes collected from customers and remitted to government authorities.

        Generally, sales orders are received via signed customer purchase orders with stated fixed prices based on published price lists. We record estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. Should market conditions decline, we may increase customer incentives with respect to future sales. We also record reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required. In some instances, we receive payment in advance of product delivery. Such advance payments occur primarily in our direct selling and direct marketing channels and are recorded as deferred revenue. Upon delivery of product for which advance payment has been made, the related deferred revenue is reclassified to revenue.

        Most of our sales made on credit are made to an established list of customers. Although the collectability of sales made on credit is reasonably assured, we have established an allowance for doubtful accounts for trade and note receivables. The allowance is determined based on our evaluation of specific customers' ability to pay, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers' ability to pay their obligations, including those to us, could be adversely affected by declining sales at retail resulting from such factors as contraction in the economy or a general decline in consumer spending.

        Some of our business units offer seasonal dating programs pursuant to which customers that qualify for such programs are offered extended payment terms for seasonal product shipments. As with other customers, customer orders pursuant to such seasonal dating programs are generally received in the form of a written purchase order signed by an authorized representative of the customer. Sales made pursuant to seasonal dating programs are recorded as revenue only upon delivery either to the customer or to an agent of the customer depending on the freight terms for the particular shipment and consistent with the concept of "risk of loss." The sales price for our products sold pursuant to such seasonal dating programs is fixed prior to the time of shipment to the customer. Customers do not have the right to return product, except for rights to return that we believe are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences. We are not required to repurchase products from our customers, nor do we have any regular practice of doing so. We believe that we are reasonably assured of payment for products sold pursuant to such seasonal dating programs based on our historical experience with the established list of customers eligible for such programs. In addition, we minimize our exposure to bad debts by utilizing established credit limits for each customer. If, however, product sales by our customers during the seasonal selling period should fall significantly below expectations, such customers' financial condition could be adversely affected, increasing the risk of not collecting these seasonal dating receivables and, possibly, resulting in additional bad debt charges. We do not make any sales under consignment or similar arrangements.

Inventory valuation

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. We write down our inventory for estimated obsolete, excess and unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, customer planograms and sales forecasts. If market acceptance of our existing products or the successful introduction of new products should significantly decrease, additional inventory write-downs could be required. Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories. As of January 31, 2007 and 2008, we had inventory valuation reserves totaling $24.3 million and $12.4 million, respectively.

Restructuring and impairment charges on long-lived assets

        In response to changing market conditions and competition, our management regularly updates our business model and market strategies, including the evaluation of facilities, personnel and products. Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring and impairment charges. We recorded $4.1 million and $0.7 million of charges related to the restructuring of our North American mass channel home fragrance business during fiscal 2007 and fiscal 2008, respectively (See Note 5 to the Consolidated Financial Statements). Also, during fiscal 2007 and fiscal 2008, we recorded $3.9 million and $1.6 million, respectively, of charges related to the restructuring of the North American operations of our Direct Selling segment in recognition of the recent decline in sales in this channel. The fiscal 2008 costs were comprised of a $1.5 million charge to cost of goods sold for lease obligations and $0.1 million of severance costs recorded in selling and administrative expense. Historically, we have reviewed long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment annually and whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. Management determines whether there has been a permanent impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.

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

        We perform our annual assessment of impairment as of January 31, which is our fiscal year-end date. For goodwill, the first step is to identify whether a potential impairment exists. This first step compares the fair value of a reporting unit to its carrying amount, including goodwill. Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The fair value of the reporting units is derived by calculating the average of the outcome of the two valuation techniques. The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense.

        Our assumptions in the discounted cash flow methodology used to support recoverability include the reporting unit's five year business outlook. The business outlook is a five year projection of the business unit's financial performance. The business outlook includes the cash expected to be generated from the reporting unit based on certain assumptions for revenue growth, capital spending and profit margins. This serves as the basis for the discounted cash flow model in determining fair value. Additionally, the discount rate utilized in the cash flow model values the reporting unit to its net present value taking into consideration the time value of money, other investment risk factors and the terminal value of the business. For the terminal value, we used a multiple of earnings before income taxes, depreciation and amortization ("EBITDA") multiplied by a certain factor for which an independent third party would pay for a similar business in an arms length transaction. In determining this factor we used information that was available for similar transactions executed in the marketplace. The multiple of EBITDA used contemplates, among other things, the expected revenue growth of the business, which in turn would require the use of a higher EBITDA multiple if revenue were expected to grow at a higher rate than normal. The following circumstances could impact our cash flow and cause further impairments to reported goodwill:

  •
  unexpected increase in competition resulting in lower prices or lower volumes,

  •
  entry of new products into the marketplace from competitors,

  •
  lack of acceptance of our new products into the marketplace,

  •
  loss of a key employee or customer,

  •
  significantly higher raw material costs, and

  •
  macro economic factors.

Wholesale Premium

        During the second quarter of fiscal 2007, we identified a triggering event that caused us to reassess goodwill impairment for our Wholesale premium reporting unit within the Wholesale segment. In the Wholesale premium reporting unit, a business restructuring resulted in a significantly reduced near-term outlook for the businesses that gives effect to the changing business environment which led us to perform an impairment analysis of the goodwill in this reporting unit. As a result of this analysis, the goodwill in this reporting unit was determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill. The decrease in the fair value of this reporting unit was due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed.

        The estimated fair value of the reporting unit was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. As a result, we recorded a non-cash pre-tax goodwill impairment charge of $25.1 million in the second quarter of fiscal 2007, in addition to a charge of $42.2 million in fiscal 2006, writing off the remaining goodwill balance of the Wholesale premium reporting unit in the Wholesale segment.

Sterno

        As a result of the our annual impairment analyses in fiscal 2006, we determined that the goodwill balance existing at the Sterno reporting unit in the Wholesale segment was impaired. In fiscal 2006, the Sterno reporting unit experienced a substantial decline in operating performance when compared to prior years' results and budgeted fiscal 2006 expectations. Therefore, we recorded a non-cash pre-tax goodwill impairment charge of $11.1 million in the Sterno reporting unit of the Wholesale segment.

        During fiscal 2007, we reassessed the goodwill of the Sterno reporting unit for impairment. In the Sterno reporting unit, our decision to discontinue sales of a new product line coupled with sharply rising commodity costs, along with a decline in operating performance when compared to prior years' results and budgeted fiscal 2007 expectations led us to perform analyses of goodwill within the reporting unit. As a result of these reviews, the goodwill in this reporting unit was determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill. The decrease in the fair value of the reporting unit was due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed. The estimated fair value of the reporting unit was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. As a result, we recorded non-cash pre-tax goodwill impairment charges totaling $23.7 million in the Wholesale segment, in addition to the $11.1 million charge taken in fiscal 2006. These adjustments completely eliminated the remaining goodwill balance of the Sterno reporting unit within the Wholesale segment.

Miles Kimball

        As a result of our January 31, 2008 annual impairment assessment, we determined that the goodwill related to the Miles Kimball reporting unit, in the Catalog & Internet segment, was impaired. In fiscal 2008, the Miles Kimball business experienced lower revenue growth than anticipated when compared to the fiscal 2008 budget and beyond. We believe this shortfall in performance was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions that were prevailing during the later part of fiscal 2008. As a result of the analysis, the goodwill in this reporting unit was determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill. Accordingly, we recorded a non-cash pre-tax goodwill impairment charge of $46.8 million in the fourth quarter of fiscal 2008.

        The table below is a summary of estimated fair values as of January 31, 2007 and 2008 and the assumptions used in comparison to the carrying values in assessing recoverability for the Miles Kimball reporting unit of the Catalog & Internet segment.

	2007	2008
	($'s in millions)
Estimated fair value	$152.5	$108.4
Recorded carrying value of assets	133.4	146.6

Excess (impaired) value to recorded value	$19.1	$(38.2)

Assumptions and other information:
Discount rate	13.0%	13.0%
Average revenue growth rate	4.4%	4.1%
Tax rate	39.0%	39.8%
Terminal multiple of EBITDA	8.5	6.0
Capital expenditures	$9.5	$7.6
Goodwill at risk	$74.5	$27.7
Other long lived assets at risk	$19.4	$20.3

        As a result of the reduced near term outlook and the changing business environment, the terminal multiple of EBITDA was reduced from 8.5 to 6.0. The change in this assumption reflects the continued changes in the business environment and adverse business conditions we are currently experiencing due to decreased consumer spending. Management believes the adverse conditions currently being experienced are not temporary, but rather reflect the additional risk in the marketplace as a result of additional economic and pricing pressures.

Other

        In August 2005, we acquired a 100% interest in Boca Java, a small gourmet coffee and tea company. Boca Java sells its products primarily through the internet and is included in the Catalog & Internet segment. In accordance with SFAS No. 142, we have determined that Boca Java represents a separate reporting unit and thus must be reviewed for impairment on a stand alone basis. We have completed the January 31, 2008 impairment assessment which indicated that the goodwill of $1.9 million is fully recoverable. Boca Java is a relatively new operation and the recoverability of its goodwill is dependent upon achieving high revenue growth and other operating objectives as well as the continued support and funding from its parent. Should Boca Java fail to meet its revenue and operating objectives or fail to receive the continued support of its parent, its goodwill could be subject to a partial or full impairment.

        Our Direct Selling segment has approximately $2.3 million of goodwill. The January 31, 2008 impairment assessment of this segment indicates that the goodwill is fully recoverable. The Direct Selling segment currently generates a significant amount of cash flows, and therefore the estimated fair value exceeds its carrying value by a wide margin.

Significant assumptions

        If actual revenue growth, profit margins, costs and capital spending should differ significantly from the assumptions included in our business outlook used in the cash flow models, the reporting unit's fair value could fall significantly below expectations and additional impairment charges could be required to write down goodwill to its fair value and, if necessary, other long lived assets could be subject to a similar fair value test and possible impairment. Long lived assets represent primarily fixed assets and other long term assets excluding goodwill and other intangibles.

        There are two main assumptions that are used for the discounted cash flow analysis: first, the discount rate and second the terminal multiple. This discount rate is used to value the gross cash flows expected to be derived from the business to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. For the terminal multiple, we used earnings before interest, taxes, depreciation and amortization ("EBITDA") multiplied by a factor for which an independent third party would pay for a similar business in an arms length transaction. In determining this factor we used information that was available for similar transactions executed in the marketplace. The multiple of EBITDA used contemplates, among other things, the expected revenue growth of the business which in turn would require the use of a higher EBITDA multiple if revenue were expected to grow at a higher rate than normal. A change in the discount rate is often used by management to alter or temper the discounted cash flow model if there is a higher degree of risk that the business outlook objectives might not be achieved. These risks are often based upon the business units past performance, competition, confidence in the business unit management, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business.

        If management believes there is additional risk associated with the business outlook it will adjust the discount rate and terminal value accordingly. The terminal value is generally a multiple of EBITDA and is discounted to its net present value using the discount rate. Capital expenditures are included and are consistent with the historical business trend plus any known significant expenditures. If the outlook for the Miles Kimball reporting unit as of January 31, 2008 was to be less optimistic than we had assumed in our valuation model, whereby we increased the discount rate by 1% and decreased the terminal multiple by one, the fair value of the Miles Kimball reporting unit would have decreased by an additional $12.7 million, resulting in an additional $12.7 million goodwill impairment charge. If the outlook for the Miles Kimball reporting unit as of January 31, 2008 was more optimistic than we had assumed in our valuation model, whereby we decreased the discount rate by 1% and increased the terminal multiple by one, the fair value of the Miles Kimball reporting unit would have increased by $13.8 million, reducing the impairment charge to $33.0 million.

Trade Names and Trademarks

        Our trade name and trademark intangible assets relate to our acquisitions of Miles Kimball and Walter Drake in fiscal 2004 and are reported in the Catalog & Internet segment. We had approximately $25.8 million in trade names and trademarks as of January 31, 2008.

        We perform our annual assessment of impairment for indefinite-lived intangible assets as of January 31, which is our fiscal year-end. We use the relief from royalty method to estimate the fair value for indefinite-lived intangible assets. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the income approach or discounted cash flow methodology used to determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is equal to the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements using an intellectual property data base. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than "book" or accounting profits.

        As a result of our January 31, 2008 impairment assessment, we determined that the recorded values of trade names and trademarks at Miles Kimball reporting unit, in the Catalog & Internet segment, were impaired. In fiscal 2008, the Miles Kimball business experienced lower revenue growth than anticipated when compared to the fiscal 2008 budget and beyond. We believe this shortfall in performance was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the trade names and trademarks in this reporting unit were determined to be impaired, as their fair value was less than their carrying value. Accordingly, we recorded a non-cash pre-tax impairment charge of $2.4 million in the fourth quarter of fiscal 2008.

        The two primary assumptions used in the relief from royalty method are the discount rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to alter or temper the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units' past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets. If, as of January 31, 2008, the discount rate would have increased and the royalty rate would have decreased by 1%, respectively, the fair value of the Catalog & Internet trade names and trademarks would have decreased by $12.7 million to $13.9 million. This decrease would have required us to take an additional impairment charge of $11.9 million to write-down our indefinite lived intangibles to its estimated fair value. Conversely, if the discount rate would have decreased and the royalty rate would have increased by 1%, respectively, the fair value of the Catalog & Internet trade names and trademarks would have increased by $14.9 million, resulting in no impairment charge.

Accounting for income taxes

        As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying Consolidated Statements of Earnings. Management periodically estimates our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for the potential tax assessments, primarily recorded in long-term liabilities, total $9.9 million and $25.1 million at January 31, 2007 and 2008, respectively. Accruals relate to tax issues for U.S. federal, domestic state and taxation of foreign earnings.

        We historically have not provided deferred taxes on the undistributed net earnings of foreign subsidiaries as such earnings were considered to be indefinitely reinvested in operations outside the United States. As of January 31, 2007 we determined that certain foreign subsidiaries' undistributed net earnings were to be repatriated to the United States, and accordingly, U.S. income taxes were provided for the earnings of those foreign subsidiaries. As of January 31, 2008, we determined that $71.8 million of undistributed foreign earnings were not reinvested indefinitely by our non-U.S. subsidiaries. During fiscal 2008, deferred income tax of $0.3 million was recorded as a reduction to our net income on these unremitted earnings. We periodically determine whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination as appropriate.

Impact of Adoption of Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS

No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet adopted this standard and have not completed the analysis to determine the effect on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We have elected to adopt FAS 159 effective on February 1, 2008. We did not apply fair value accounting for any of our existing eligible assets and liabilities as of February 1, 2008 and therefore this statement will not have a material impact on our financial statements. We may elect to apply the fair value accounting standards for any new eligible assets and liabilities acquired after the adoption date.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We will be required to account for any acquisition entered into subsequent to January 31, 2009 in accordance with the provisions of this statement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We have not yet determined the impact, if any, of SFAS No. 160 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 161"). SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We have not yet determined the impact, if any, of SFAS No. 161 on our consolidated financial statements.

Forward-looking and Cautionary Statements

        Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully elsewhere in this report and in our previous filings with the Securities and Exchange Commission.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        We have operations outside of the United States and sell our products worldwide. Our activities expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by us.

Interest Rate Risk

        We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities. As of January 31, 2008, we are subject to interest rate risk on approximately $0.1 million of variable rate debt. A 1-percentage point increase in the interest rate would not have a material impact on pre-tax earnings. As of January 31, 2008, we held $25.0 million of auction rate securities and variable rate demand obligations. A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $0.3 million if applied to the total.

        On July 10, 2003, we terminated the interest rate swap agreement in relation to $50.0 million of outstanding 7.90% Senior Notes, which mature on October 1, 2009. This termination resulted in a gain of approximately $5.0 million, which was deferred and is being amortized over the remaining term of the notes. At January 31, 2007 and 2008, there was $2.1 million and $1.3 million, respectively, remaining to be amortized.

Foreign Currency Risk

        We use foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain intercompany loans. We do not hold or issue derivative financial instruments for trading purposes. We hedged the net assets of certain of our foreign operations through foreign currency forward contracts during fiscal 2006. This hedge terminated during fiscal 2006 and the net after-tax gain related to the derivative net investment hedge instrument recorded in Accumulated other comprehensive income (loss) ("AOCI") totaled $1.8 million at January 31, 2008.

        We have designated our forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Amounts included in AOCI at January 31, 2008 are $0.6 million, net of tax, and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

        We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

        For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statements of Cash Flows with the items being hedged.

        The following table provides information about our foreign exchange forward and options contracts at January 31, 2008:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Gain (Loss)
Canadian Dollar	$6,522	0.94	$(356)
Euro	34,654	1.46	(582)

	$41,176		$(938)

        The foreign exchange contracts outstanding have maturity dates through February 2009.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.
Greenwich, Connecticut

        We have audited the accompanying consolidated balance sheets of Blyth, Inc. and subsidiaries (the "Company") as of January 31, 2008 and 2007, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blyth, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 15 to the consolidated financial statements, on February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
April 11, 2008

BLYTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of January 31, (In thousands, except share and per share data)	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$103,808	$163,021
Short-term investments	129,725	30,375
Accounts receivable, less allowance for doubtful receivables $1,533 in 2007 and $2,006 in 2008	35,040	35,054
Inventories	148,321	132,585
Prepaid and other	33,317	31,968
Deferred income taxes	29,707	36,841

Total current assets	479,918	429,844
Property, plant and equipment, at cost:
Land and buildings	122,367	126,305
Leasehold improvements	14,303	11,516
Machinery and equipment	156,877	148,430
Office furniture, data processing equipment and software	71,524	63,396
Construction in progress	3,573	5,248

	368,644	354,895
Less accumulated depreciation	209,160	214,874

	159,484	140,021
Other assets:
Investment	3,610	22,315
Goodwill	78,682	31,854
Other intangible assets, net of accumulated amortization of $7,750 in 2007 and $9,250 in 2008	35,350	31,500
Deposits and other assets	17,594	11,888

	135,236	97,557

Total assets	$774,638	$667,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$—	$—
Current maturities of long-term debt	987	928
Accounts payable	56,450	55,167
Accrued expenses	77,738	78,045
Income taxes payable	4,925	10,926

Total current liabilities	140,100	145,066
Deferred income taxes	35,002	29,563
Long-term debt, less current maturities	214,792	157,887
Other liabilities	21,051	35,838
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock—authorized 100,000,000 shares of $0.02 par value; issued 50,637,060 shares in 2007 and 50,922,460 shares in 2008	1,013	1,018
Additional contributed capital	129,367	138,163
Retained earnings	534,897	522,328
Accumulated other comprehensive income	22,130	25,444
Treasury stock, at cost, 11,335,798 shares in 2007 and 14,557,351 shares in 2008	(323,714)	(387,885)

Total stockholders' equity	363,693	299,068

Total liabilities and stockholders' equity	$774,638	$667,422

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss)

For the year ended January 31, (In thousands, except per share data)	2006	2007	2008
Net sales	$1,254,261	$1,220,611	$1,164,950
Cost of goods sold	618,476	623,942	549,479

Gross profit	635,785	596,669	615,471

Selling	411,289	409,742	405,316
Administrative	126,068	122,471	130,090
Goodwill and other intangibles impairment	53,261	48,812	49,178

Total operating expense	590,618	581,025	584,584

Operating profit	45,167	15,644	30,887

Other expense (income):
Interest expense	20,602	19,074	15,540
Interest income	(2,235)	(7,398)	(7,635)
Foreign exchange and other	356	(1,401)	1,257

Total other expense	18,723	10,275	9,162

Earnings from continuing operations before income taxes and minority interest	26,444	5,369	21,725
Income tax expense	6,379	2,664	10,547

Earnings from continuing operations before minority interest	20,065	2,705	11,178
Minority interest	(466)	150	106

Earnings from continuing operations	20,531	2,555	11,072

Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $1,396 in 2006 and ($3,985) in 2007	4,326	(105,728)	—

Net earnings (loss)	$24,857	$(103,173)	$11,072

Basic:
Earnings from continuing operations per common share	$0.50	$0.06	$0.29
Earnings (loss) from discontinued operations per common share	0.11	(2.66)	—

Net earnings (loss) per common share	$0.61	$(2.59)	$0.29
Weighted average number of shares outstanding	40,956	39,781	38,592

Diluted:
Earnings from continuing operations per common share	$0.50	$0.06	$0.28
Earnings (loss) from discontinued operations per common share	0.11	(2.64)	—

Net earnings (loss) per common share	$0.60	$(2.58)	$0.28
Weighted average number of shares outstanding	41,176	40,057	38,926

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common stock	Additional contributed capital	Retained earnings	Treasury stock	Unearned compensation	Accumulated other comprehensive income (loss)	Total
	(In thousands)
Balance at February 1, 2005	1,007	118,148	651,156	(285,064)	—	36,102	521,349
Net earnings for the year			24,857				24,857
Foreign currency translation adjustments						(40,946)	(40,946)
Minimum pension liability adjustment (net of tax $578)						(1,347)	(1,347)
Unrealized gain on certain investments (net of tax of $167)						948	948
Net gain on cash flow hedging instruments (net of tax of $842)						1,530	1,530
Net gain on net investment hedging instruments (net of tax $1,090)						1,778	1,778

Comprehensive income (loss)							(13,180)
Common stock issued in connection with long-term incentive plan	3	3,570					3,573
Tax benefit from stock options		315					315
Issuance of restricted stock, net of cancellations		5,547		(609)	(4,938)		—
Amortization of unearned compensation					1,868		1,868
Dividends paid ($0.44 per share)			(18,030)				(18,030)
Treasury stock purchases				(2,071)			(2,071)

Balance at January 31, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net (loss) for the year			(103,173)				(103,173)
Foreign currency translation adjustments						21,413	21,413
Unrealized gain on certain investments (net of tax of $195)						319	319
Net gain on cash flow hedging instruments (net of tax of $36)						67	67
Reversal of minimum pension liability (net of tax of $578) due to sale of Edelman and Euro-Decor						1,347	1,347
Reclassification of unearned compensation		(3,070)			3,070		—

Comprehensive income (loss)							(80,027)
Common stock issued in connection with long-term incentive plan	3	2,472					2,475
Tax benefit from stock options		118					118
Restricted stock net of cancellations		982		(982)			—
SFAS 158 adoption adjustment (net of taxes of $563)						919	919
Amortization of unearned compensation		1,285					1,285
Dividends paid ($.50 per share)			(19,913)				(19,913)
Treasury stock purchases				(34,988)			(34,988)

Balance at January 31, 2007	$1,013	$129,367	$534,897	$(323,714)	$—	$22,130	$363,693

FIN 48 adoption adjustment			$(2,769)				$(2,769)

Adjusted Balance, February 1, 2007:	$1,013	$129,367	$532,128	$(323,714)	$—	$22,130	$360,924
Net earnings for the year			11,072				11,072
Foreign currency translation adjustments						3,693	3,693
SFAS 158 adjustment (net of taxes of $167)						253	253
Unrealized gain on certain investments (net of tax of $10)						16	16
Net loss on cash flow hedging instruments (net of a tax benefit of $392)						(648)	(648)

Comprehensive income (loss)							14,386
Common stock issued in connection with long-term incentive plan	5	7,073					7,078
Tax benefit from stock options		303					303
Amortization of unearned compensation		1,420					1,420
Dividends paid ($.54 per share)			(20,872)				(20,872)
Treasury stock purchases				(64,171)			(64,171)

Balance at January 31, 2008	$1,018	$138,163	$522,328	$(387,885)	$—	$25,444	$299,068

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended January 31, (In thousands)	2006	2007	2008
Cash flows from operating activities:
Net earnings (loss)	$24,857	$(103,173)	$11,072
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations, net of tax	—	80,865	—
Depreciation and amortization	35,875	34,630	31,974
Loss on disposition of fixed assets	3,212	1,304	112
Loss on impairment of assets	—	2,736	1,224
Loss on sale of business	1,620	—	611
Tax benefit from stock options	315	—	—
Unrealized gain on trading investments	—	—	(29)
Stock-based compensation expense	1,868	1,285	2,184
Deferred income taxes	(12,923)	(9,200)	(7,192)
Equity in (earnings) losses of investee	50	(214)	1,295
Minority interest	(767)	(514)	27
Goodwill and other intangibles impairment charges	53,261	48,812	49,178
Loss on sale of assets held for sale	1,159	79	—
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	2,490	43,966	(6,877)
Inventories	(13,841)	29,837	173
Prepaid and other	6,676	(12,905)	1,772
Other long-term assets	(248)	1,280	4,917
Accounts payable	(1,406)	(8,739)	(2,452)
Accrued expenses	3,042	(6,284)	(891)
Other liabilities	(4,029)	(2,809)	(763)
Income taxes	5,612	(6,640)	5,506

Net cash provided by operating activities	106,823	94,316	91,841

Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposal proceeds	(17,272)	(17,714)	(9,421)
Purchases of short-term investments	—	(1,463,335)	(1,787,248)
Proceeds from sales of short-term investments	—	1,333,611	1,865,403
Proceeds from sales of assets	—	5,550	25,646
Proceeds from sales of businesses, net of cash disposed	7,645	87,822	514
Purchase of businesses, net of cash acquired	(7,121)	(6,654)	—

Net cash provided by (used in) investing activities	(16,748)	(60,720)	94,894

Cash flows from financing activities:
Proceeds from issuance of common stock	3,706	2,475	7,079
Tax benefit from stock options	—	118	303
Purchases of treasury stock	(2,071)	(34,988)	(64,171)
Borrowings from bank line of credit	140,794	34,172	—
Repayments on bank line of credit	(117,950)	(41,188)	—
Borrowings on long-term debt	69,406	—	—
Repayments on long-term debt	(4,944)	(120,338)	(56,676)
Payments on capital lease obligations	—	(309)	(445)
Dividends paid	(18,030)	(19,913)	(20,872)

Net cash provided by (used in) financing activities	70,911	(179,971)	(134,782)

Effect of exchange rate changes on cash	(10,613)	8,115	7,260

Net increase (decrease) in cash and cash equivalents	150,373	(138,260)	59,213
Cash and cash equivalents at beginning of year	91,695	242,068	103,808

Cash and cash equivalents at end of year	$242,068	$103,808	$163,021

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$23,976	$22,615	$17,618
Income taxes, net of refunds	23,565	22,942	7,458
Non-cash transactions:
Notes received for sales of assets	$2,000	$2,936	$—
Capital leases for equipment	—	1,142	30

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

Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas of the financial statements involving significant estimates include inventory valuation reserves, bad debt reserves, chargeback reserves, restructuring and impairment charges, income taxes, contingencies and litigation.

Credit Concentration

        The Company's credit sales are principally to department and gift stores, mass merchandisers and distributors, which purchase the Company's products for resale. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company makes provisions for estimated credit losses. No single customer accounts for 10% or more of sales.

Foreign Currency Translation

        The Company's international subsidiaries use their local currency as their functional currency. Therefore, all balance sheet accounts of international subsidiaries are translated into U.S. dollars at the year-end rates of exchange, and statement of earnings items are translated at the weighted average exchange rates for the period. Resulting translation adjustments are included in Accumulated other comprehensive income (loss) ("AOCI"). Gains and losses on foreign currency transactions, which are included in income, are not material.

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

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Derivatives and Other Financial Instruments

        The Company uses foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes. The Company hedged the net assets of certain of its foreign operations through foreign currency forward contracts during fiscal 2006. This hedge terminated during fiscal 2006 and the net after-tax gain related to the derivative net investment hedge instrument recorded in AOCI totaled $1.8 million at January 31, 2008.

        The Company has designated its forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Amounts included in AOCI at January 31, 2008 are $0.6 million, net of tax, of which $0.5 million is expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment. The foreign exchange contracts outstanding have maturity dates through February 2009.

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

        On July 10, 2003, the Company terminated the interest rate swap agreement in relation to $50.0 million of its outstanding 7.90% Senior Notes, which mature on October 1, 2009. This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes. At January 31, 2007 and 2008, there was $2.1 million and $1.3 million, respectively, remaining to be amortized.

Fair Value of Financial Instruments

        The Company's financial instruments include accounts receivable, accounts payable, short-term and long-term debt. Management believes the carrying values of these items approximate their estimated fair values, except for long-term debt, as discussed in Note 11 to the Consolidated Financial Statements.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Amounts due from credit card companies of $1.6 million and $2.0 million for the settlement of credit card transactions are included in cash equivalents as of

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

January 31, 2007 and 2008, respectively. The Company holds its cash investments with high credit quality financial institutions. At times such balances may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The elements of cost are primarily material, labor and overhead. The Company recorded provisions for obsolete, excess and unmarketable inventory in the Cost of goods sold line of the Consolidated Statements of Earnings (Loss) for fiscal 2006, 2007 and 2008 of $17.0 million, $29.3 million and $4.8 million, respectively.

Shipping and Handling

        The Company classifies shipping and handling fees billed to customers as revenue, and shipping and handling costs are classified as cost of goods sold.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation expense for fiscal 2007 and 2008 was $32.8 million and $30.5 million, respectively. Depreciation is provided principally by use of the straight-line method for financial reporting purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The Company records gains and losses from the sale of property, plant and equipment in operating profit. During 2008, the Company recorded an $8.3 million impairment charge, including $3.0 million of accreted depreciation, related to fixed assets at BHI NA. This charge included $0.5 million recorded in Administrative expense and $7.8 million recorded in Cost of goods sold.

        The principal estimated lives used in determining depreciation are as follows:

Buildings	27 to 40 years
Leasehold improvements	5 to 10 years
Machinery and equipment	5 to 12 years
Office furniture, data processing equipment and software	3 to 7 years

Goodwill and Other Indefinite Lived Intangibles

        Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment for impairment as of January 31, which is the Company's fiscal year-end. For goodwill, the first step compares the fair value of a reporting unit to its carrying amount, including goodwill. For each of the reporting units, the estimated fair value is determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

reduction to the asset and a charge to operating expense. (See Note 9 to the Consolidated Financial Statements.)

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property, plant and equipment, and finite- lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. An impairment is measured as the excess of the carrying value over the fair value of the long-lived asset. Management will determine whether there has been an impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset.

Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), as reported in the Consolidated Statements of Earnings (Loss) and Other Comprehensive Income (Loss). AOCI is comprised of foreign currency cumulative translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, the net gains and losses on cash flow hedging instruments and net investment hedges and SFAS 158 adjustments. The Company reports, by major components and as a single total, the change in comprehensive income (loss) during the period as part of the Consolidated Statements of Stockholders' Equity.

        The following table presents the components of the Company's accumulated other comprehensive income (loss), net of tax, for the years ended January 31, 2007 and 2008:

	Foreign currency translation adjustments	Unrealized gain (loss) on certain investments	Net gain (loss) on cash flow hedges	Net gain (loss) on net investment hedges	SFAS 158 adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at January 31, 2007	$18,526	$862	$45	$1,778	$919	$22,130

Balance at January 31, 2008	$22,219	$878	$(603)	$1,778	$1,172	$25,444

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

        During fiscal 2007 and fiscal 2008, the Company, in accordance with APB Opinion 23, "Accounting for Income Taxes-Special Areas", determined that a portion of its fiscal 2007 and fiscal 2008 undistributed foreign earnings are not reinvested indefinitely by its non-U.S. subsidiaries, and

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

accordingly, recorded a deferred income tax expense on these undistributed earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

Revenue Recognition

        Revenues consist of sales to customers, net of returns, and allowances. The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer. The Company presents revenues net of any taxes collected from customers and remitted to governmental authorities.

        Generally, sales orders are received via signed customer purchase orders with stated fixed prices based on published price lists. The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions. Should market conditions decline, the Company may increase customer incentives with respect to future sales. The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue. If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required. In some instances, the Company receives payment in advance of product delivery. Such advance payments occur primarily in the direct selling and direct marketing channels and are recorded as deferred revenue. Upon delivery of product for which advance payment has been made, the related deferred revenue is reclassified to revenue. Also included in deferred revenue are gift card sales. Upon expiration or redemption, the related deferred revenue is reclassified to revenue.

        Most of the Company's sales made on credit are made to an established list of customers. Although the collectability of sales made on credit is reasonably assured, the Company has established an allowance for doubtful accounts for its trade and note receivables. The allowance is determined based on the Company's evaluation of specific customers' ability to pay, aging of receivables, historical experience and the current economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations, including those to the Company, could be adversely affected by declining retail sales resulting from such factors as contraction in the economy or a general decline in consumer spending.

        Some of the Company's business units offer seasonal dating programs pursuant to which customers that qualify for such programs are offered extended payment terms for seasonal product shipments. As with other customers, customer orders pursuant to such seasonal dating programs are generally received in the form of a written purchase order signed by an authorized representative of the customer. Sales made pursuant to seasonal dating programs are recorded as revenue only upon delivery either to the customer or to an agent of the customer depending on the freight terms for the particular shipment and consistent with the concept of "risk of loss." The sales price for the Company's products sold pursuant to such seasonal dating programs is fixed prior to the time of shipment to the customer. Customers do not have the right to return product, except for rights to return that the Company believes are typical of the industry for such reasons as damaged goods, shipping errors or similar occurrences. The Company is not required to repurchase products from its customers, nor does the Company have any regular practice of doing so. The Company believes that it is reasonably assured of payment for products sold pursuant to such seasonal dating programs based on its historical experience with the established list of customers eligible for such programs. In addition, the Company minimizes

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

its exposure to bad debts by utilizing established credit limits for each customer. If, however, product sales by the Company's customers during the seasonal selling period should fall significantly below expectations, such customers' financial condition could be adversely affected, increasing the risk of not collecting these seasonal dating receivables and, possibly, resulting in additional bad debt charges. The Company does not make any sales under consignment or similar arrangements.

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

Employee Stock Option Plans

        The Company has share-based compensation plans as described in Note 16 to the Consolidated Financial Statements. On February 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Shared-Based Payment," ("SFAS No. 123(R)") using the modified prospective application transition method, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight line basis over the requisite service period of the award based on their grant date fair value. The consolidated financial statements as of January 31, 2007 and 2008 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company's consolidated financial statements for fiscal 2006 have not been restated to reflect, and does not include, the impact of SFAS No. 123(R). As a result of the adoption of SFAS No. 123(R), $3.1 million of unearned compensation recorded in stockholders' equity as of February 1, 2006 was reclassified to and reduced the balance of additional contributed capital.

Advertising and Catalog Costs

        The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefits.

        Direct-response advertising relates to the Company's Miles Kimball business and consists primarily of the costs to produce direct-mail order catalogs that include order forms for Miles Kimball's products. The capitalized production costs are amortized for each specific catalog mailing over the period following catalog distribution in proportion to revenues (orders) received, compared to total estimated revenues for that particular catalog mailing. The amortization period is generally from three to six months and does not exceed twelve months. Deferred direct-response advertising costs of $4.7 million and $5.5 million were reported in Prepaid and other, in the Company's Consolidated Balance Sheets as of January 31, 2007 and January 31, 2008, respectively.

        In certain of the Company's Wholesale and Direct Selling businesses, catalog production costs are capitalized and expensed as the catalogs are distributed, generally over less than a twelve month period. The Consolidated Balance Sheets reflect approximately $1.0 million and $1.1 million of these costs at January 31, 2007 and 2008, respectively.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this standard and has not completed the analysis to determine the effect on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has elected to adopt FAS 159 effective on February 1, 2008. The Company did not apply fair value accounting for any of its existing eligible assets and liabilities as of February 1, 2008 and therefore the statement will not have a material impact on the Company's financial statements. The Company may elect to apply the fair value accounting standards for any new eligible assets and liabilities acquired after the adoption date.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company will be required to account for any acquisition entered into subsequent to January 31, 2009 in accordance with the provisions of this statement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS No. 160 on the Company's financial statements.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2. New Accounting Pronouncements (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company has not yet determined the impact, if any, of SFAS No. 161 on the Company's financial statements.

Note 3. Business Acquisitions

        On August 15, 2005, the Company acquired a 100% interest in Boca Java, a small gourmet coffee and tea company. The results of operations of Boca Java, which were not material, are included in the Consolidated Statements of Earnings (Loss) of the Company since August 16, 2005. For segment reporting purposes, Boca Java is included in the Catalog & Internet segment. There have been no significant acquisitions during fiscal 2007 or fiscal 2008.

Note 4. Business Divestitures and Discontinued Operations

Discontinued Operations

        On April 12, 2006, the Company sold its European seasonal decorations business, Kaemingk B.V. ("Kaemingk"), in the Wholesale segment for $41.2 million, to an entity controlled by the management of Kaemingk. On June 16, 2006, the Company sold its European everyday home, garden and seasonal business, Edelman B.V. ("Edelman"), and its European gift and florist products business, Euro-Decor B.V. ("Euro-Decor"), both in the Wholesale segment for $38.5 million, to an entity with which members of the management of Edelman and Euro-Decor were affiliated. On August 17, 2006, the Company sold its European mass candle business, Gies, which was part of the Wholesale segment for $31.6 million. On December 20, 2006, the Company sold its European premium candle business, Colony for $1.2 million. Accordingly, these businesses have all been reported as discontinued operations for all periods presented in the Consolidated Statements of Earnings (Loss).

        Included in the earnings (loss) from discontinued operations in the Consolidated Statements of Earnings (Loss) for the years ended January 31, 2006 and 2007 are the following:

	2006	2007
	(In thousands)
Net Sales	$318,814	$108,134
Earnings (loss) from discontinued operations, net of tax	4,326	(24,863)
Gain (loss) on sale of discontinued operations, net of tax	$—	$(80,865)

        Included in the earnings (loss) from discontinued operations were net operating income related to Kaemingk of $7.9 million in fiscal 2006, and a net operating loss of $0.3 million for fiscal 2007. In fiscal 2007, the Company recorded a non-tax deductible loss on sale of discontinued operations of $18.4 million as a result of the sale of Kaemingk.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4. Business Divestitures and Discontinued Operations (Continued)

        Included in the earnings (loss) from discontinued operations were net operating income related to Edelman and Euro-Dcor of $4.3 million, for fiscal 2006, and a net operating loss of $2.2 million for fiscal 2007. In the first quarter of fiscal 2007, the Company recorded a non-tax deductible goodwill impairment charge of $16.7 million related to these businesses, which has been included in the loss on sale of discontinued operations. In fiscal 2007, the Company recorded a non-taxable gain on the sale of Edelman and Euro-Decor of $2.1 million.

        Included in the earnings (loss) from discontinued operations were net operating losses related to Gies of $2.8 million and $9.9 million, in fiscal 2006 and 2007, respectively. Also included in the loss on sale of discontinued operations for fiscal 2007 was a net of tax loss on the sale of Gies of $28.0 million, which included a non-taxable charge for the impairment of the Gies business.

        Included in the earnings (loss) from discontinued operations were net operating losses related to Colony of $5.1 million and $12.4 million for fiscal 2006 and 2007, respectively. Also included in the loss on sale of discontinued operations for fiscal 2007 was a net of tax loss of $19.9 million for the sale of the Colony business.

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

        In April 2007, the Company sold certain assets and liabilities of the Blyth HomeScents International North American mass channel candle business ("BHI NA"), which was part of the Wholesale segment. The net assets were sold for $25.3 million, inclusive of proceeds from the sale of overstock inventory of $1.3 million. Of this amount, $21.8 million was received at closing and a total of $3.5 million was received subsequently in fiscal 2008.

Note 5. Restructuring and Impairment Charges

        During the third and fourth quarters of fiscal 2007 and the first two quarters of fiscal 2008, the Company recorded restructuring charges related to the restructuring plan for its North American mass channel home fragrance business, the major components of which were the closing of the Tijuana, Mexico manufacturing facility, the elimination of less profitable customers, the streamlining of the stock keeping unit ("SKU") base of the mass business, the outsourcing of certain products previously manufactured by the Company and head count reductions. These charges included $1.4 million and $0.7 million of severance costs recorded to cost of goods sold associated with the termination of 149 employees, in fiscal 2007 and 2008, respectively.

        Also, during the fourth quarter of fiscal 2007, the Company recorded charges related to the restructuring of the North American operations of the Direct Selling segment in recognition of the recent decline in sales in this channel. In association with the termination of 91 employees in fiscal 2007, severance costs of $1.5 million were recorded, $0.4 million of which was recorded in cost of goods sold, $0.4 million was recorded in selling expense and $0.7 million in administrative expense. During fiscal 2008 an additional $0.1 million of severance costs were recorded to administrative

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5. Restructuring and Impairment Charges (Continued)

expense. Lease termination costs of $0.5 million and $1.5 million were recorded to costs of goods sold, in fiscal 2007 and 2008, respectively.

        Of the $26.3 million of restructuring costs recorded in fiscal 2007 and 2008, approximately $1.4 million of accrued liabilities are included in the Consolidated Balance Sheets at January 31, 2008. The Company expects $1.2 million of lease termination costs to be paid through fiscal 2013, and the remaining severance of $0.2 million to be paid during fiscal 2009.

        The following is a tabular rollforward of the restructuring charges described above that were recorded on the Consolidated Balance Sheets of the Company:

	Wholesale Segment	Direct Selling Segment
	Severance Costs	Lease Obligation	Severance Cost	Total
	(In thousands)
Balance at February 1, 2006	$—	$—	$—	$—
Charges incurred during fiscal 2007	1,395	450	1,541	3,386
Payments made against 2007 charges	(926)	—	—	(926)

Balance at January 31, 2007	$469	$450	$1,541	$2,460

Charges incurred during fiscal 2008	726	1,486	130	2,342
Payments made in fiscal 2008	(1,057)	(785)	(1,571)	(3,413)

Balance at January 31, 2008	$138	$1,151	$100	$1,389

Note 6. Investments

        The Company invests in a number of financial securities including debt instruments, preferred and common stocks, a joint venture, and a limited partnership that primarily invests in other limited partnerships who invest in real estate investment trusts and marketable securities. The Company accounts for its investments in debt instruments and preferred and common stocks in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Certain preferred stocks are bought and sold on a short-term basis with the sole purpose of generating a profit on price differences. Accordingly, these preferred stocks are classified as trading securities and as such all realized and unrealized gains and losses are recorded in the Consolidated Statements of Earnings (Loss) in the Foreign exchange and other expense (income) line. These securities are valued based on quoted prices in an active market. The Company also holds other debt and equity securities which are classified as available-for-sale. These securities are also valued based on quoted prices in an active market or at cost which represent their fair value. Realized gains and losses on these securities are determined using the specific identification method and are recorded in the Consolidated Statements of Earnings (Loss) in the Foreign exchange and other expense (income) line. Unrealized gains and temporary unrealized losses on these securities are recorded in AOCI within Stockholders' equity. Unrealized losses that are considered other than temporary are recorded in the Consolidated Statements of Earnings (Loss) in the Foreign exchange and other expense (income) line. The Company accounts for its investment in a joint venture company which sells and manufactures charcoal and candle related products in Australia under the equity method. The Company's investment in a limited

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6. Investments (Continued)

partnership is accounted for under the cost method in accordance with Emerging Issues Task Force Topic D-46, "Accounting for Limited Partnerships", as the Company does not influence any operating and financial policies of the investee and the Company's ownership interest is less than three percent. Under the cost method, if there is an other than temporary decline in the fair value of the investment below its carrying value, the investment would be written down to its estimated fair value. The factors considered in making impairment assessments include, but are not limited to, the severity and duration of the impairment, market prices, market conditions, other third party information and management's ability and intent to hold the security for a reasonable period of time for the security to recover its value.

        Investments, by category and classification:

	January 31, 2007	January 31, 2008
	(In thousands)
Debt securities	$129,725	$15,000
Equity securities	—	15,186

Total available-for-sale securities	129,725	30,186
Preferred stock	—	10,184
Other	—	5

Total trading securities	—	10,189
Limited liability partnership	—	10,000
Joint Venture	—	2,315

Total investments	$129,725	$52,690

        As of January 31, 2007 and 2008, the Company held $129.7 million and $25.0 million, respectively, of auction rate securities ("ARS") classified as available-for-sale securities. Auction rate securities are generally long term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program. However, the recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings by selling their securities at par value. Specifically, during the first quarter of fiscal year 2009, $20.0 million of the $25.0 million auction rate security portfolio outstanding at January 31, 2008 failed to auction due to sellers exceeding buy orders for those securities. For those securities that failed to auction, the Company continues to hold these securities and accrues interest at a higher rate than similar securities for which auctions have cleared. The Company's auction rate securities are all AAA/Aaa rated investments and consist of a student loan portfolio with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program, municipal bonds guaranteed by a monoline insurance company and a closed end fund consisting of preferred stock of various utilities that maintains assets equal to or at least 200% of the liquidation preference of its preferred stock. These securities were valued using a model that takes into consideration the financial conditions of the issuer and the bond insurers as well as the value of the collateral. If the

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6. Investments (Continued)

credit ratings of the issuer, the bond insurers or the collateral deteriorate, the Company may adjust the carrying value of these investments. The Company is uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified $20.0 million these securities as non-current in the Investments line in the Consolidated Balance Sheets as of January 31, 2008.

        Debt securities by contractual maturity are as follows:

	January 31, 2007	January 31, 2008
Due within one year	$7,000	$—
Due between one and ten years	—	—
Due after ten years	122,725	15,000

Total	$129,725	$15,000

        There were no realized or unrealized gains (losses) from the Company's debt securities. All income generated from these investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

        As of January 31, 2008, the Company's equity investment in RedEnvelope, Inc., classified as available-for-sale, was deemed to be other than temporarily impaired as a result of the deteriorating financial condition of the investee that raised concerns about the investee's ability to continue as a going concern. Accordingly, a charge of $1.2 million was recorded in the Consolidated Statements of Earnings (Loss) to Foreign exchange and other expense (income) for the year ended January 31, 2008 in order to write the investment down to its fair value as of the balance sheet date. Further impairment charges may be required to write off all or a portion of the investment of $5.2 million.

        The total unrealized gain on those investments classified as trading that is reflected in the Company's Consolidated Statements of Earnings (Loss) as Foreign exchange and other expense (income) for the year ended January 31, 2008 was not significant.

        The investment in the limited liability partnership was purchased in fiscal 2008. As of January 31, 2008, this cost-method investment is $10 million. As of January 31, 2008, the Company deemed the reduction in estimated fair value of $0.5 million to be temporary, based upon the current stock market performance, the investee's historical performance and discussions with the management of the investee.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7. Inventories

        The major components of Inventories are as follows:

	January 31,
	2007	2008
	(In thousands)
Raw materials	$22,462	$6,490
Work in process	90	—
Finished goods	125,769	126,095

Total	$148,321	$132,585

Note 8. Prepaid and Other

        Prepaid and other consists of the following:

	January 31,
	2007	2008
	(In thousands)
Income and other taxes	$8,594	$4,492
Catalogs	5,687	6,654
Promotions	4,003	5,783
Other	15,033	15,039

Total	$33,317	$31,968

Note 9. Goodwill and Other Intangibles

        Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

        The Company performs its annual assessment of impairment as of January 31, which is the Company's fiscal year-end date. For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Fair value for each of the Company's reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. The fair value of the reporting units is derived by calculating the average of the outcome of the two valuation techniques described above. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9. Goodwill and Other Intangibles (Continued)

goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

        During the second quarter of fiscal 2007, the Company identified triggering events which caused the Company to reassess goodwill for impairment in two reporting units within the Wholesale segment. In the Sterno reporting unit, the Company's decision to discontinue sales of a new product line coupled with sharply rising commodity costs led the Company to perform an impairment analysis of goodwill in the reporting unit. In the Wholesale Premium reporting unit, a business restructuring resulted in a significantly changed near-term outlook for the businesses that gives effect to the changing business environment which led the Company to perform an impairment analysis of the goodwill in this reporting unit. As a result of these analyses, the goodwill in both reporting units was determined to be impaired, as the fair value of the reporting units was less than the carrying value of the reporting units including goodwill. The decrease in the fair value of the reporting units was due to a significant decrease in the projected results for the full fiscal year and future years as a result of the factors previously discussed. The estimated fair value of the reporting units was determined utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. As a result, the Company recorded a non-cash pre-tax goodwill impairment charge of $36.8 million in the second quarter of fiscal 2007, in the Wholesale segment.

        As discussed in Note 4 to the Consolidated Financial Statements, the Company sold its European seasonal and everyday decorations businesses, Kaemingk, Edelman and Euro-Decor, in the first half of fiscal 2007, which resulted in a reduction in goodwill attributable to these businesses totaling $66.5 million.

        As a result of the Company's annual fourth quarter impairment analyses in fiscal 2006 and 2007, the Company determined that goodwill balances existing at reporting units in the Wholesale segment were impaired. In fiscal 2006, the reporting units experienced a substantial decline in operating performance when compared to prior years' results and budgeted fiscal 2006 expectations and beyond. Therefore, the Company recorded a non-cash pre-tax goodwill impairment charge of $53.3 million in the Wholesale segment in fiscal 2006. In the second half of fiscal 2007, the remaining reporting unit within the Wholesale segment experienced a further decline in operating performance when compared to prior years' results and budgeted fiscal 2007 expectations. As a result of the fiscal 2007 year-end goodwill impairment assessment, the Company recorded a non-cash pre-tax goodwill impairment charge of $12.0 million, that when combined with the $11.7 million charge in the second quarter effectively wrote off the remaining goodwill balance within the Wholesale segment.

        As a result of the Company's annual fourth quarter impairment analyses in fiscal 2008, the Company determined that the goodwill balance at the Miles Kimball reporting unit, in the Catalog & Internet segment, was impaired. In fiscal 2008, the Miles Kimball business experienced lower revenue growth than anticipated when compared to the fiscal 2008 budget and beyond. The Company believes this shortfall in performance was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the goodwill in this reporting unit was determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill. Accordingly, the Company recorded a non-cash pre-tax goodwill impairment charge of $46.8 million in the fourth quarter of fiscal 2008.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9. Goodwill and Other Intangibles (Continued)

        The following table shows changes in the carrying amount of goodwill for the years ended January 31, 2007 and 2008, by operating segment:

	Direct Selling	Catalog & Internet	Wholesale	Total
	(In thousands)
Goodwill at February 1, 2006	$2,298	$76,308	$106,521	$185,127

Euro-Decor pension adjustment			6,659	6,659
Kaemingk earn out payment			212	212
Impairment charges			(48,812)	(48,812)
Goodwill disposed of related to the sale of:
Kaemingk			(31,775)	(31,775)
Edelman and Euro-Decor			(34,736)	(34,736)
Boca Java adjustment		76		76
Foreign currency translation adjustment			1,931	1,931

Total adjustments	—	76	(106,521)	(106,445)

Goodwill at January 31, 2007	2,298	76,384	—	78,682

Impairment charges		(46,828)	—	(46,828)

Total adjustments	—	(46,828)	—	(46,828)

Goodwill at January 31, 2008	$2,298	$29,556	$—	$31,854

        Other intangible assets consisted of indefinite-lived trade names and trademarks and customer lists related to the Company's acquisitions of Miles Kimball and Walter Drake in fiscal 2004 and are reported in the Catalog & Internet segment. The indefinite-lived trade names and trademarks were valued at $28.1 million and $25.7 million as of the years ended January 31, 2007 and 2008, respectively. The Company does not amortize the indefinite-lived trade names and trademarks, but rather test for impairment annually as of January 31, and upon the occurrence of a triggering event. As part of the previously mentioned impairment analysis for fiscal 2008, the Company recorded an impairment charge of $2.4 million, related to certain of the Company's trade names, which were determined to be impaired due to changes in the business environment and adverse economic conditions currently experienced due to decreased consumer spending.

        Other amortizable intangible assets consisted of the following (In thousands):

	January 31, 2007			January 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$15,000	$7,750	$7,250	$15,000	$9,250	$5,750

        Amortization expense is being recorded on an accelerated basis over the estimated lives of the customer lists ranging from 10 to 12 years. Amortization expense was $1.8 million in fiscal 2007 and $1.5 million in fiscal 2008. Estimated amortization expense for the next five fiscal years is as follows: $1.5 million, $1.1 million, $1.0 million, $0.8 million, and $0.6 million. The weighted average remaining life of the Company's customer lists was 6.5 years at January 31, 2008.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10. Accrued Expenses

        Accrued expenses consist of the following:

	January 31,
	2007	2008
	(In thousands)
Compensation and benefits	$17,606	$23,530
Deferred revenue	10,465	16,350
Promotional	14,657	12,135
Interest payable	6,173	4,110
Taxes, other than income	5,267	3,206
Self-insurance reserves	3,226	2,223
Postage and freight	2,748	2,190
Other	17,596	14,301

Total	$77,738	$78,045

Note 11. Long-Term Debt

        Long-term debt consists of the following:

	January 31,
	2007	2008
	(In thousands)
7.90% Senior Notes	$97,701	$49,501
5.50% Senior Notes	99,856	99,876
Credit Facilities	3,828	—
Other	14,394	9,438

	215,779	158,815
Less current maturities	(987)	(928)

	$214,792	$157,887

        During fiscal year 2008, the Company repurchased $48.4 million of its 7.9% Senior Notes, paid down $4.1 million of its industrial revenue bond obligations and reduced its European credit facility and other debt reductions of $4.2 million for a total reduction in long term debt of $56.7 million.

        On October 2, 2006, the Company executed Amendment No. 1 (the "Amendment") to its unsecured revolving credit facility ("Credit Facility") dated as of June 2, 2005. The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants. The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million. The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of January 31, 2008, the Company was in compliance with such provisions. Amounts outstanding under the amended Credit Facility bear interest, at the Company's option, at

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11. Long-Term Debt (Continued)

JPMorgan Chase Bank's prime rate or Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company's senior unsecured long-term debt rating. Amounts available for borrowing under this facility were approximately $68.7 million as of January 31, 2008, reflecting $6.3 million in outstanding letters of credit.

        In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In fiscal 2007 and 2008, the Company repurchased $52.1 million and $48.4 million, respectively, of these notes. Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. At January 31, 2008, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on April 1 and October 1. On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes. At January 31, 2008, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

        As of January 31, 2007 and 2008, Miles Kimball had approximately $9.0 million and $8.6 million, respectively, of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

        As of January 31, 2007 and 2008, CBK had $4.2 million and $0.1 million, respectively, of long-term debt outstanding under an Industrial Revenue Bond ("IRB"), which matures on January 1, 2025. The change is due to the pay down of the principal by $4.1 million in November 2007. The bond is backed by an irrevocable letter of credit issued by Bank of America. The loan is collateralized by certain of CBK's assets. The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 4.4% at January 31, 2008. Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

        Maturities under debt obligations for the fiscal years ending January 31 are as follows (In thousands):

2009	$928
2010	50,131
2011	544
2012	549
2013	583
Thereafter	106,080

$158,815

        The estimated fair value of the Company's $215.8 million and $158.8 million total long-term debt (including current portion) at January 31, 2007 and 2008 was approximately $205.7 million and $141.9 million, respectively. The fair value is determined by quoted market prices, where available, and

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11. Long-Term Debt (Continued)

from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

        As of January 31, 2008, the Company had a total of $2.0 million available under an uncommitted facility with Bank of America to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2009. As of January 31, 2008, no letters of credit were outstanding under this facility.

Note 12. Employee Benefit Plans

        On January 31 2007, the Company adopted the recognition and disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS No. 158"). The Company was not required to adopt the required change to a fiscal year-end measurement date until the year ended January 31, 2008. The Company had chosen to adopt this provision for the year ended January 31, 2007, as permitted by SFAS No. 158.

        SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension plan in the Consolidated Balance Sheets as of the measurement date of January 31, 2007, with a corresponding adjustment to AOCI. The funded status is the difference between the fair value of plan assets and the projected benefit obligation. The adjustment to AOCI at adoption represents the net unrecognized actuarial gains or losses not yet recorded as a component of other comprehensive income.

        In accordance with SFAS No. 158, the Company recorded an adjustment to its Consolidated Balance Sheet as of January 31, 2007 reducing its projected benefit obligation by $1.5 million with a corresponding credit to AOCI, net of taxes of $0.9 million and the remaining credit to deferred income taxes of $0.6 million. The adoption of SFAS No. 158 had no effect on the Company's Consolidated Statements of Earnings (Loss) for the years ended January 31, 2007 and 2008.

        In fiscal 2008 the Company recorded a credit to AOCI, net of deferred taxes, of $0.3 million in order to reflect the changes in the funded status of the Miles Kimball Company Retirement Plan ("Plan").

        Certain employees of Miles Kimball are covered by the Plan. This non-contributory, defined benefit retirement plan provides benefits based on years of service and employee compensation for specified periods. When the Company acquired Miles Kimball on April 1, 2003, a decision was made to cease the accrual of benefits for all Plan participants, except to the extent that a benefit accrual is required to comply with Section 416 of the Internal Revenue Code. The Plan was frozen effective May 31, 2003. All vested benefits that have been accrued as of May 31, 2003 will continue to be held for participants under the terms of the Plan. The Plan was terminated, effective October 31, 2007. During fiscal year 2009, the Company will file for approval of the plan termination with the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Pursuant to the termination, the Company purchased a revocable annuity with a AAA rated life insurance company, covering all participants in the Plan. Upon approval for termination, this annuity will become irrevocable and the Company will be relieved from primary responsibility of the pension obligation. The Company expects to receive the approval in the fourth quarter of fiscal 2009, and at that time associated balances within AOCI of $1.2 million will be recognized as a reduction in Administrative expense. No assurances can be made that application for plan termination with the Pension Benefit Guaranty Corporation and the

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12. Employee Benefit Plans (Continued)

Internal Revenue Service will be accepted. The Company's defined benefit pension plan uses a January 31 measurement date.

        As of January 31, the status of the Company's defined benefit pension plan was as follows (In thousands):

	2006	2007	2008
Change in benefit obligation:
Benefit obligation, beginning of year	$13,758	$14,316	$14,086
Interest cost	732	764	761
Actuarial (gain)/loss	675	(138)	(804)
Benefits paid	(849)	(856)	(525)

Benefit obligation, end of year	$14,316	$14,086	$13,518

	2006	2007	2008
Change in plan assets:
Fair value of plan assets, beginning of year	$10,148	$9,977	$13,117
Actual return on plan assets	417	1,304	603
Employer contributions	261	2,590	323
Benefits paid	(849)	(856)	(525)
Reimbursement for overpayment of benefits	—	102	—

Fair value of plan assets, end of year	$9,977	$13,117	$13,518

Under funded status	$(4,339)	$(969)	$—

Unrecognized actuarial (gain)/loss	(824)

Net amount recognized	$(5,163)

        As previously mentioned, the Company purchased a revocable annuity with a AAA rated life insurance company covering all participants in the plan. As a result of this purchase the estimated liability is fully offset by the plan assets.

        The total net gain recorded in AOCI, net of taxes, as of January 31, 2007 and 2008 was $0.9 million and $1.2 million, respectively.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan as of the measurement date were as follows (In thousands):

	2006	2007	2008
Projected benefit obligation	$14,316	$14,086	$13,518
Accumulated benefit obligation	$14,316	$14,086	$13,518
Fair value of plan assets	$9,977	$13,117	$13,518

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12. Employee Benefit Plans (Continued)

        Components of the net periodic benefit cost of the Company's noncontributory defined benefit pension plan for the years ended January 31 were as follows (In thousands):

	2006	2007	2008
Interest cost	$733	$764	$761
Expected return on plan assets	(787)	(886)	(988)
Amortization of actuarial gain	(28)	—	—

Net periodic benefit cost (gain)	$(82)	$(122)	$(227)

        Assumptions used to determine net periodic benefit cost and the projected benefit obligation as of and for the years ended January 31 were as follows:

	2006	2007
Discount rate	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%
Rate of increase in compensation levels	2.50%	2.50%

        Due to the purchase of the annuity, the net periodic benefit cost and the project benefit obligation were no longer estimated for future periods.

        The defined benefit pension plan asset allocation as of the measurement date of January 31, presented as a percentage of total plan assets, was as follows:

	2006	2007	2008
Equity securities	60.5%	48.4%	N/A
Debt securities	36.9%	45.6%	N/A
Other	2.6%	6.0%	100.0%

Total	100.0%	100.0%	100.0%

        As stated above, the Company has purchased an annuity that covers all future benefit obligations and expects to receive the approval from the Pension Benefit Guaranty Corporation and a determination letter from the Internal Revenue Service providing approval of the Plan termination, and absolving the Company of any future obligation to the participants. As a result, the Company was not required to make a contribution to the Plan in fiscal 2008, and does not anticipate any contributions or benefit payments to the Plan in the future, contingent upon the aforementioned approvals. The level of these contributions is within minimum required and maximum allowable government prescribed levels for the jurisdictions in which the Company operates.

        Certain of the Company's non-U.S. subsidiaries provide pension benefits to employees or participate in government sponsored programs. The cost of these plans or government sponsored programs is not significant to the Company. Most employees outside the United States are covered by government sponsored and administered programs. Other contributions to government mandated programs are not expected to be significant.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12. Employee Benefit Plans (Continued)

        The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees. Contributions to all such plans are principally at the Company's discretion except for the Section 401(k) Company matching contributions, which became guaranteed effective April 1, 2002. Total expense related to all defined contribution plans for the fiscal years ended January 31, 2006, 2007 and 2008 was $6.8 million, $6.8 million and $5.7 million, respectively. The decrease in fiscal 2008 from the prior periods is primarily due to the headcount reductions made during fiscal 2007 and 2008.

        The Company has entered into an employment agreement with its Chairman and CEO, Robert B. Goergen, dated as of August 1, 2000, as amended by Amendment No. 1 dated as of June 15, 2002, Amendment No. 2 dated as of March 31, 2004, Amendment No. 3 dated as of September 26, 2006, Amendment No. 4 dated June 6, 2007 and Amendment No. 5 dated December 13, 2007. Benefits pursuant to the agreement have been provided by a purchased annuity insurance policy.

Note 13. Commitments and Contingencies

        The Company utilizes operating and capital leases for a portion of its facilities and equipment. Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. Certain leases provide for renewal for various periods at stipulated rates.

        The minimum future rental commitments under operating and capital leases are as follows (In thousands):

For the years ending January 31,
2009	$16,952
2010	14,671
2011	11,870
2012	9,816
2013	8,446
Thereafter	17,857

Total minimum payments required	$79,612

        Rent expense for the years ended January 31, 2006, 2007 and 2008 was $19.5 million, $21.4 million and $18.5 million, respectively.

        The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

        Pursuant to the employment agreement identified above, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 7,500,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 7,500,000 shares of Common Stock. In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 7,500,000 shares of Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13. Commitments and Contingencies (Continued)

spouse. There is no specified effective date or stock price requirement in the agreements. The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor's estate, or his or her beneficiaries, as the case may be, can then sell all of the shares of the Common Stock owned by them without registration. The Company has recorded a liability of approximately $0.2 million at January 31, 2008 related to the estimated future costs to register the securities.

        In October 2007, U.S. Customs and Border Protection ("Customs") made a demand to the Company for payment of duties allegedly owed by one of its subsidiaries. In November 2007, the Company filed a petition disputing Customs' claims. During fiscal 2008, the Company established a reserve for this matter that it believes is adequate based on existing facts and circumstances. Although the final resolution of this proceeding is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 14. Guarantees

        From time to time, the Company is party to agreements under which it may be obligated to indemnify a third party with respect to certain matters. Typically, these obligations arise as a result of leases entered into by the subsidiaries, under which Blyth agrees to indemnify a third party against losses arising from a breach of representations related to lease obligations assumed. In these circumstances, payment by Blyth is conditioned on the other party making a claim pursuant to the procedures specified in the lease. These procedures generally allow Blyth to challenge the other party's claims. In addition, Blyth's obligations under these agreements may be limited in terms of time and amount. Historically, payments made by Blyth under these arrangements have not had a material effect on the business, financial condition or results of operations. Blyth believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company's business, financial condition or results of operations. The maximum potential amount of future payments due under these lease arrangements approximates $19.2 million. These amounts are included as part of the Company's consolidated lease commitments as reported in Note 13, Commitments and Contingencies. The lease guarantees have expiration dates through fiscal 2014.

Note 15. Income Taxes

        Earnings (loss) before provision for income taxes:

	Year ended January 31,
	2006	2007	2008
	(In thousands)
United States	$(27,049)	$(49,549)	$(40,159)
Foreign	53,493	54,918	61,884

	$26,444	$5,369	$21,725

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

        Income tax expense attributable to continuing operations consists of the following:

	Year ended January 31,
	2006	2007	2008
	(In thousands)
Current income tax expense:
Federal	$306	$3,368	$211
State	791	1,896	8,936
Foreign	18,205	6,824	8,592

	19,302	12,088	17,739
Deferred income tax expense (benefit):
Federal	(9,116)	(7,442)	(6,516)
State	(781)	(1,386)	(673)
Foreign	(3,026)	(596)	(3)

	(12,923)	(9,424)	(7,192)

	$6,379	$2,664	$10,547

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	January 31,
	2007	2008
	(In thousands)
Deferred tax assets:
Amortization	$7,163	$11,376
Accrued expenses and other	1,910	3,107
Allowance for doubtful receivables	783	1,366
Employee benefit plans	2,032	3,063
Inventory reserves	9,087	4,740
Net operating loss and other tax credit carryforwards	5,799	10,849
Capital loss carryforward	15,677	12,359
Contingency reserves	—	8,555
Other reserves	5,866	2,450
Valuation allowance	(18,610)	(17,493)

	29,707	40,372
Deferred tax liabilities:
Prepaids	(5,025)	(5,016)
Undistributed foreign earnings	(12,608)	(16,065)
Depreciation and amortization	(17,369)	(12,013)

	(35,002)	(33,094)

Net deferred tax (liability)/asset	$(5,295)	$7,278

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

        The valuation allowance relates to certain U.S. and non-U.S. tax loss carryforwards and a U.S. capital loss carryforward, for which the Company believes, due to various limitations in these foreign jurisdictions related to the tax loss carryforwards and due to limitations imposed by U.S. tax regulations, it is more likely than not that such benefits will not be realized. At January 31, 2008, the Company had a $68.9 million net operating loss carryforward, which consisted of approximately $8.0 million of U.S. federal net operating losses that will expire on January 31, 2023 and 2026, $51.1 million of U.S. state net operating losses that will begin to expire in 2013, and foreign net operating losses of $9.8 million, which will begin to expire in 2012. Also, at January 31, 2008, the Company had a $32.9 million U.S. capital loss carryforward of which the majority will expire on January 31, 2012.

        As of January 31, 2008, the Company, in accordance with APB Opinion 23, Accounting for Income Taxes, Special Areas, determined that $79.6 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries. An accumulated deferred tax liability has been recorded against these undistributed earnings of $16.1 million. Of that amount, $0.3 million was recorded as a reduction to the Company's net earnings on these undistributed earnings in the current period. This current period net earnings reduction has been reduced, as compared to the prior year, as a result of the Company's recording of a portion of the undistributed earnings deferred tax liability through other comprehensive income. This amount has also been reduced as a result of the Company's plans to utilize certain benefits in the future related to tax attributes generated from our prior period European wholesale business sales. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

        As of January 31, 2008, undistributed earnings of foreign subsidiaries considered permanently reinvested for which deferred income taxes have not been provided were approximately $71.8 million.

        A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

	Year ended January 31,
	2006	2007	2008
	(In thousands)
Tax at statutory rate	$9,255	$1,879	$7,387
Tax effect of:
U.S. state income taxes, net of federal benefit	964	138	(1,567)
Tax exempt interest	(41)	(1,537)	(1,677)
Permanent differences	(621)	(263)	17
Recovery of note receivable reported in discontinued operations	—	(1,797)	—
Valuation allowance on state net operating losses, net of federal benefit			1,935
Release of valuation allowance on capital loss carryforward	—	—	(2,742)
Worldwide movement in contingent reserve balance	(6,051)	1,882	5,781
Non-deductible goodwill impairment	5,407	3,072	10,625
Foreign dividend and subpart F income	10,336	(1,280)	983
Tax on undistributed foreign earnings	—	12,608	275
Foreign tax rate differential	(10,343)	(13,367)	(11,932)
Other	(2,527)	1,329	1,462

	$6,379	$2,664	$10,547

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

        In December 2004, the FASB issued Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004" ("AJCA"). The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria were met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. On January 24, 2006, the Board of Directors approved a domestic reinvestment plan for approximately $130.0 million in foreign earnings, which were previously considered permanently reinvested in non-U.S. legal entities. Of this amount, $91.0 million qualified for the favorable treatment under the AJCA. The funds were repatriated to the United States in the fourth quarter of fiscal 2006. The tax cost of this distribution was $7.6 million. As part of its repatriation plan, the Company reinvested the repatriated amount domestically in a wide range of initiatives, including the hiring and training of U.S. workers, research and development efforts, qualified retirement plan funding, capital expenditures to support the U.S. businesses, advertising and marketing with respect to its various trademarks, brand names and rights to intangible property, all consistent with the requirements of the legislation.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") effective on February 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $6.1 million increase in the liability for unrecognized tax benefits and an asset of $3.3 million. These amounts accounted for a net $2.8 million reduction to the Company's February 1, 2007, Retained earnings balance. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties since the inception of FIN 48 on February 1, 2007 through January 31, 2008:

(In thousands)
Balance at February 1, 2007	$17,066
Gross increases—tax positions prior periods	3,439
Gross decreases—tax positions prior periods	(3,823)
Gross increases—current period tax positions	10,230
Decreases—settlements with taxing authorities	(175)
Reductions—lapse of statute of limitations	—
Reclassification of certain items to deferred taxes	(1,608)

Balance at January 31, 2008	$25,129

        As of January 31, 2008, the Company had $25.1 million of gross unrecognized tax benefits, excluding interest and penalties. Of this amount, $24.3 million represents the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2008, the Company had $5.9 million accrued for the payment of interest and penalties.

        The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of January 31, 2008 that may be resolved within fiscal 2009 is approximately $6.5 million, as a result of the filing of amendment tax returns, closing of statutes, and audit settlements. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009, but the amount cannot be estimated.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

        The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions include the United States (including the state jurisdictions of Illinois and Massachusetts), Canada, Germany and Switzerland. In the United States, the Company is not currently under audit by the Internal Revenue Service, but it is open to examination for the fiscal years 2005 through 2007. The Company is currently under audit in the state of Illinois for the fiscal years 2003, 2004 and 2005 and is open to examination for the fiscal years 2006 and 2007. The Company is currently under audit in the commonwealth of Massachusetts for the fiscal years 2002, 2003 and 2004 and is open to examination for the fiscal years 2005 through 2007. The Company is currently under audit in the state of Wisconsin for the fiscal years 2002, 2003, 2004 and 2005 and is open to examination for the fiscal years 2006 and 2007. In Germany, the Company is currently under examination for the fiscal year 2004 and open to examination for fiscal years 2005 through 2007. In Switzerland, the Company is open to examination for fiscal year 2007. The Company does not anticipate that the resolution of the Illinois, Massachusetts, Wisconsin, and German audits will materially impact its financial statements.

Note 16. Stock Based Compensation

Summary of Plans

        As of January 31, 2008, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan ("2003 Plan"), available to grant future awards, and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 6,500,100 shares authorized for grant under these plans as of January 31, 2008, and there were approximately 3,700,000 shares available for grant under these plans. The Company's policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

        The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units ("RSUs") are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. At the 2007 Annual Meeting, each non-employee director was granted 1,500 RSUs vesting in two equal installments beginning on the first anniversary of the date of grant. In August 2007, in accordance with the 2003 Plan, an additional 3,000 RSUs were granted to a new member of the Company's Board of Directors.

        The total compensation expense related to all stock-based compensation plans for fiscal years 2006, 2007 and 2008 was approximately $1.1 million, $1.5 million and $1.4 million, respectively. The tax

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16. Stock Based Compensation (Continued)

benefit recognized for fiscal years 2006, 2007 and 2008 was approximately $0.4 million, $0.6 million and $0.5 million, respectively.

        Total stock-based compensation benefit included in discontinued operations for fiscal years 2006 and 2007 was approximately $0.1 million and $0.2 million, respectively. There were no stock-based compensation benefits included in discontinued operations in fiscal 2008. No compensation cost was capitalized as part of inventory.

Impact of Adoption of 123(R)

        On February 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Consolidated Statements of Earnings (Loss) for the fiscal years ended January 31, 2007 and 2008 includes compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        In the Company's pro forma information required under SFAS 123(R) for periods prior to fiscal 2007, the Company accounted for forfeitures of stock options as they occurred. There was no stock-based compensation expense recognized in the Company's Consolidated Statements of Earnings (Loss) for the first nine months of fiscal 2007 for stock options granted prior to February 1, 2006 because no portion of those stock-based payment awards was unvested. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As a result of the adoption of SFAS 123(R), $3.1 million of unearned compensation recorded in stockholders' equity as of February 1, 2006 was reclassified to and reduced the balance of additional contributed capital.

        Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2007	343,430	$24.63

Granted	15,000	26.31
Vested	(21,250)	25.08
Forfeited	(57,810)	26.31

Nonvested restricted stock and RSUs at January 31, 2008	279,370	$24.30	$6,087

Total restricted stock and RSUs at January 31, 2008	306,620	$24.70	$6,681

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16. Stock Based Compensation (Continued)

        Compensation expense related to restricted stock and RSUs for fiscal year 2006, 2007 and 2008 was approximately $1.1 million, $1.5 million and $1.4 million, respectively. Restricted stock and RSUs expense included in discontinued operations for fiscal 2006 and 2007 was approximately $0.1 million and $0.2 million, respectively. There was no restricted stock and RSUs benefit included in discontinued operations for fiscal 2008. There were no restricted stock or RSU exercises during fiscal 2006 or 2007. The total intrinsic value of restricted stock and RSUs vested during fiscal 2008 was $0.5 million. The weighted average grant date fair value of restricted stock and RSUs granted during 2006, 2007 and 2008 was approximately $32, $22 and $26 per share, respectively. The total fair value of restricted stock and RSUs vested during fiscal 2006, 2007 and 2008 was approximately $34, $31 and $25 per share, respectively.

        As of January 31, 2008, there was $3.2 million of unearned compensation expense related to non-vested restricted stock and RSU awards. The total unrecognized stock-based compensation cost to be recognized in future periods as of January 31, 2008 does not consider the effect of stock-based awards that may be issued in subsequent periods. This cost is expected to be recognized over a weighted average period of 1.7 years. As of January 31, 2008, approximately 300,000 RSUs are expected to vest over a weighted average period of 1.7 years.

        Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2007	877,500	$26.32	4.56
Options granted	—	—
Options exercised	283,400	24.98
Options expired	6,667	21.67
Options forfeited	140,033	27.07

Outstanding at January 31, 2008	447,400	$27.01	3.97	$24,825

        At January 31, 2007 and 2008, options to purchase 860,000 and 442,400 shares, respectively, were vested and exercisable.

        Compensation expense for fiscal 2008 related to stock options was de minimis. As of January 31, 2008, there was an immaterial amount of total unrecognized compensation cost related to stock options that is expected to be recognized over a period of 1.3 years. All outstanding stock options at January 31, 2008 are expected to vest.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2008. Intrinsic value will change in future periods based on the fair market value of the Company's stock and the number of shares outstanding. The total intrinsic value of stock options exercised during 2006, 2007 and 2008 was approximately $1.2 million, $0.3 million and $0.6 million, respectively.

        Upon adoption of SFAS 123(R), the Company elected to continue to use the Black-Scholes option-pricing model ("Black-Scholes model") to determine fair value for stock option grants. The Company's determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16. Stock Based Compensation (Continued)

Assumptions used to estimate fair value

        The fair value of stock options is estimated on the date of grant using the Black-Scholes model. The Company granted 17,500 stock options during the year ended January 31, 2007. The Company's expected volatility assumption is based on an equal weighting of the Company's daily historical stock price. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected lives of the option granted. The expected lives of the options are determined based on the contractual term of the options, the vesting terms and the historical exercises and forfeitures experienced. The expected dividend yield is based on the Company's current and expected dividend rate as of the grant date. The fair value of these stock options granted in fiscal 2007 was determined using the following weighted average assumptions:

Expected volatility	2.9%
Risk free interest rates	4.94%
Expected lives (in years)	3.5
Expected dividend yield	2.23%

        No stock options were granted by the Company during the years ended January 31, 2006 and 2008. The weighted average fair value of options granted during the year ended January 31, 2007 was $4.78. The fair value of shares vested during fiscal 2008 was insignificant.

Pro forma Impact of 123(R)

        If compensation expense for the Company's stock options had been determined in accordance with the fair value method in SFAS 123(R) and SFAS 148, the Company's reported net income and earnings per share for the year ended January 31, 2006 would have been adjusted to the pro forma amounts indicated below:

(In thousands, except per share data)

Net earnings:
As reported	$24,857
Stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax	2,873

Pro forma	$21,984

Net earnings per common share:
As reported:
Basic	$0.61
Diluted	0.60
Pro forma:
Basic	$0.54
Diluted	0.53

Other Information

        Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17. Segment Information

        Blyth is a designer and marketer of home fragrance products and accessories, home dcor, seasonal decorations, household convenience items, personalized gifts and products for the foodservice trade. The Company competes in the global home expressions industry, and the Company's products can be found throughout North America, Europe and Australia. The Company's financial results are reported in three segments—the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These reportable segments are based on similarities in distribution channels, customers and management oversight.

        Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, reed diffusers, spa products and other fragranced products under the PartyLite® brand. The Company also operates a small Direct Selling business, Two Sisters Gourmet that focuses on selling gourmet foods for everyday use. All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling. PartyLite brand products are sold in North America, Europe and Australia. Two Sisters Gourmet® brand products are sold in North America.

        Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts, kitchen accessories and gourmet coffee and tea. These products are sold directly to the consumer under the Boca Java®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands. These products are sold in North America.

        Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments and trim, and home dcor products such as picture frames, lamps and textiles. Products in this segment are sold primarily in North America to retailers in the premium, specialty and mass channels under the CBK®, Colonial Candle of Cape Cod®, Colonial at HOME® and Seasons of Cannon Falls® brands. In addition, chafing fuel and tabletop lighting products and accessories for the "away from home" or foodservice trade are sold through this segment under the Ambria®, HandyFuel® and Sterno® brands.

        Earnings in all segments represent net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other income (expense) includes interest expense, interest income and equity in earnings of investees, which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from the purchase of businesses. Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, short-term investments, prepaid income tax, corporate fixed assets, deferred bond costs, deferred income taxes and other long-term investments and assets, which are not allocated to the business segments.

        The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets, goodwill and long-term investments) based on physical location.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17. Segment Information (Continued)

Operating Segment Information

	Year ended January 31,
	2006	2007	2008
	(In thousands)
Financial Information
Net Sales
Direct Selling	$704,143	$694,044	$686,800
Multi-channel Group:
Catalog & Internet	187,319	199,347	206,767
Wholesale	362,799	327,220	271,383

Subtotal Multi-channel Group	550,118	526,567	478,150

Total	$1,254,261	$1,220,611	$1,164,950

Earnings(1)
Direct Selling	$107,692	$86,851	$98,749
Multi-channel Group:
Catalog & Internet	(428)	3,679	(48,904)
Wholesale	(62,097)	(74,886)	(18,958)

Subtotal Multi-channel Group	(62,525)	(71,207)	(67,862)

Operating profit	45,167	15,644	30,887
Other income (expense)	(18,723)	(10,275)	(9,162)

Earnings before income taxes and minority interest	$26,444	$5,369	$21,725

Identifiable Assets
Direct Selling	$230,097	$238,194	$306,484
Multi-channel Group:
Catalog & Internet	165,672	152,068	103,677
Wholesale	522,386	181,384	146,612

Subtotal Multi-channel Group	688,058	333,452	250,289
Unallocated Corporate	198,365	202,992	110,649

Total	$1,116,520	$774,638	$667,422

Capital Expenditures(2)
Direct Selling	$6,351	$10,790	$4,491
Multi-channel Group:
Catalog & Internet	3,086	3,415	3,842
Wholesale	7,514	3,321	2,092

Subtotal Multi-channel Group	10,600	6,736	5,934
Unallocated Corporate	321	188	(1,004)

Total	$17,272	$17,714	$9,421

Depreciation and Amortization
Direct Selling	$12,326	$12,799	$11,270
Multi-channel Group:
Catalog & Internet	5,080	4,587	3,911
Wholesale	17,479	16,337	16,001

Subtotal Multi-channel Group	22,559	20,924	19,912
Unallocated Corporate	990	907	792

Total	$35,875	$34,630	$31,974

Geographic Information
Net Sales
United States	$946,832	$888,206	$775,789
International	307,429	332,405	389,161

Total	$1,254,261	$1,220,611	$1,164,950

Long Lived Assets
United States	$302,245	$233,998	$162,319
International	149,288	43,128	43,370

Total	$451,533	$277,126	$205,689

(1)
Fiscal 2006, 2007 and 2008 earnings include non-cash pre-tax goodwill and other intangibles impairment charges of $53.3 million, $48.8 million in the Wholesale segment and $49.2 million in the Catalog & Internet segment, respectively (See Note 9 to the Consolidated Financial Statements).

(2)
Capital Expenditures are presented net of disposals and transfers. The unallocated corporate balance is net of transfers to other divisions.

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18. Stock Repurchase Plan

        On December 13, 2007, the Company's Board of Directors announced a new stock repurchase program for 6,000,000 shares, which will become effective after the 12,000,000 shares authorized for repurchase under the old stock repurchase program are exhausted. Since January 31, 2007, the Company has purchased 3,221,553 shares on the open market for a cost of $64.2 million bringing the cumulative total purchased shares to 9,650,735, under the preexisting plan, as of January 31, 2008 for a total cost of approximately $213.7 million.

Note 19. Earnings Per Share

        The following table presents the components of basic and diluted net earnings per common share:

	Year ended January 31,
	2006	2007	2008
	(In thousands)
Net earnings	$24,857	$(103,173)	$11,072

Weighted average number of common shares outstanding:
Basic	40,956	39,781	38,592
Dilutive effect of stock options and restricted shares	220	276	334

Weighted average number of common shares outstanding:
Diluted	41,176	40,057	38,926

        As of January 31, 2006, 2007 and 2008, options to purchase 675,943, 1,045,025 and 432,400 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 20. Treasury and Common Stock

	Shares	Amount
	(In thousands, except shares)
Treasury Stock
Balance at February 1, 2005	9,468,416	$(285,064)
Restricted stock cancellations		(609)
Treasury stock purchases	65,000	(2,071)

Balance at January 31, 2006	9,533,416	(287,744)
Restricted stock cancellations		(982)
Treasury stock purchases	1,802,382	(34,988)

Balance at January 31, 2007	11,335,798	(323,714)
Treasury stock purchases	3,221,553	(64,171)

Balance at January 31, 2008	14,557,351	$(387,885)

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 20. Treasury and Common Stock (Continued)

	Shares	Amount
	(In thousands, except shares)
Common Stock
Changes in Common Stock were:
Balance at February 1, 2005	50,367,827	$1,007
Common stock issued in connection with long-term incentive plan	158,733	3
Issuance of restricted stock, net of cancellations	1,500

Balance at January 31, 2006	50,528,060	1,010
Common stock issued in connection with long-term incentive plan	109,000	3

Balance at January 31, 2007	50,637,060	1,013
Common stock issued in connection with long-term incentive plan	289,400	6
Common stock cancelled in connection with long-term incentive plan	(4,000)	(1)

Balance at January 31, 2008	50,922,460	$1,018

Note 21. Selected Quarterly Financial Data (Unaudited)

        A summary of selected quarterly information for the years ended January 31 is as follows:

	2007 Quarter Ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share data)
Net sales	$280,247	$262,617	$297,911	$379,836
Gross profit	141,334	128,046	137,348	189,941
Earnings (loss) from continuing operations	8,143	(20,769) (2)	1,932	13,248	(3)
Earnings (loss) from discontinued operations(4)	(38,752)	(68,598)	(2,153)	3,776
Net earnings (loss)	(30,609)	(89,367)	(221)	17,024
Basic
Earnings (loss) from continuing operations per common share	$0.20	$(0.52)	$0.05	$0.34
Earnings (loss) from discontinued operations per common share	(0.95)	(1.72)	(0.05)	0.10

Net earnings (loss) per common share(1)	$(0.75)	$(2.24)	$—	$0.43
Diluted
Earnings (loss) from continuing operations per common share	$0.20	$(0.52)	$0.05	$0.33
Earnings (loss) from discontinued operations per common share	(0.95)	(1.72)	(0.05)	0.10

Net earnings (loss) per common share(1)	$(0.75)	$(2.24)	$—	$0.43

BLYTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 21. Selected Quarterly Financial Data (Unaudited) (Continued)

	2008 Quarter Ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share data)
Net sales	$270,367	$234,871	$285,869	$373,843
Gross profit	141,704	121,370	144,165	208,232
Earnings from continuing operations	11,732	3,172	6,577	(10,409	)(5)
Earnings from discontinued operations	—	—	—	—
Net earnings (loss)	11,732	3,172	6,577	(10,409)
Basic
Earnings (loss) from continuing operations per common share	$0.30	$0.08	$0.17	$(0.28)
Earnings (loss) from discontinued operations per common share	—	—	—	—

Net earnings (loss) per common share(1)	$0.30	$0.08	$0.17	$(0.28)
Diluted
Earnings (loss) from continuing operations per common share	$0.30	$0.08	$0.17	$(0.28)
Earnings (loss) from discontinued operations per common share	—	—	—	—

Net earnings (loss) per common share(1)	$0.30	$0.08	$0.17	$(0.28)

(1)
The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.

(2)
Second quarter, fiscal 2007 net loss, includes a goodwill impairment charge of $36.8 in the Wholesale segment (See Note 9 to the Consolidated Financial Statements).

(3)
Fourth quarter, fiscal 2007 net loss, includes a goodwill impairment charge of $12.0 in the Wholesale segment (See Note 9 to the Consolidated Financial Statements).

(4)
In fiscal 2007, the Kaemingk B.V., Edelman B.V., Euro-Dcor B.V., Gies and Colony business were sold (See Note 4 to the Consolidated Financial Statements). The results of operations for these business units have been reclassified to discontinued operations for all periods presented.

(5)
Fourth quarter, fiscal 2008 net earnings, includes goodwill and other intangible asset impairment charges of $49.2 in the Catalog & Internet segment. (See Note 9 to the Consolidated Financial Statements).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of January 31, 2008.

  (b)
  Management's Report on Internal Control over Financial Reporting.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the principal executive and financial officers, and effected by the board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, such as human judgment, errors or mistakes, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        We performed an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2008 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment is to determine whether our internal control over financial reporting was effective as of January 31, 2008. Based on our assessment, management believes that, as of January 31, 2008, our internal control over financial reporting was effective based on the criteria in the framework.

  (c)
  Changes in Internal Control over Financial Reporting.

        There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  (d)
  Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.
Greenwich, Connecticut

        We have audited the internal control over financial reporting of Blyth, Inc. and subsidiaries (the "Company") as of January 31, 2008, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2008 of the Company and our report dated April 11, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Financial Accounting

Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
April 11, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on June 4, 2008 (the "Proxy Statement") under the captions "Nominees for Election at the 2008 Annual Meeting for Terms Expiring in 2011," "Continuing Directors with Terms Expiring in 2009," "Continuing Directors with Terms Expiring in 2010," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," and "Board and Committee Meetings" and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item will be set forth in our Proxy Statement under the captions "Executive Compensation," "Employment Contracts and Severance Arrangements" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be set forth in our Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be set forth in our Proxy Statement under the captions "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be set forth in our Proxy Statement under the caption "Independent Accountant Fees" and is incorporated herein by reference.

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

  (a)(3). Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-77458))
3.2	Restated By-laws (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-77458))
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
Form of Second Supplemental Indenture dated as of October 23, 2003 between the Registrant and Wachovia Bank, National Association, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 22, 2003)
10.1
Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-77458))

10.1(a)
First Amendment, dated August 21, 1995, between ERI-CP, Inc., a Delaware corporation, as successor to Carol Point Builders I General Partnership, and PartyLite Gifts, Inc., to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996)
10.1(b)
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
10.3+	Form of Indemnity Agreement between the Registrant and each of its directors (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-77458))
10.4+	Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed on December 21, 1999)
10.5+
Employment Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)
10.5(a)+
Amendment No. 1 dated as of June 15, 2002 to the Employment Agreement by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

10.5(b)+
Amendment No. 2 dated as of March 31, 2004 to the Employment Agreement by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.6(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004)
10.5(c)+*	Amendment No. 3 dated as of September 29, 2006 to the Employment Agreement by and between the Registrant and Robert B. Goergen
10.5(d)+*	Amendment No. 4 dated as of June 6, 2007 to the Employment Agreement by and between the Registrant and Robert B. Goergen
10.5(e)+
Amendment No. 5 dated as of December 13, 2007 to the Employment Agreement by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed December 18, 2007)
10.6+
Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)
10.6(a)+
Amendment No. 1 dated as of March 12, 2004 to the Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.7(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004)
10.7
Credit Agreement, dated June 2, 2005 among the Registrant, PartyLite Trading, SA, the Lenders listed therein, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. and LaSalle Bank National Association as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 6, 2005)
10.7(a)
Amendment No. 1 dated as of October 2, 2006 to the Credit Agreement dated as of June 2, 2005, among Blyth, Inc., PartyLite Trading, SA, the Lenders listed therein, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. and LaSalle Bank National Association as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 5, 2006)
10.8+	Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 17, 2000)
10.8(a)+
Amendment No. 1 to the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.9(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004)
10.9+
Form of Non-transferable Incentive Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)
10.10+
Form of Non-transferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.11+	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 19, 2002)
10.11(a)+
Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 10.12(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004)
10.12+
Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-77458))
10.13+	2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed April 17, 2003)
10.13(a)+	Amendment No. 1 to the 2003 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 27, 2004)
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Section 302 Certification of Chairman and Chief Executive Officer
31.2*	Section 302 Certification of Vice President and Chief Financial Officer
32.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

+
Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2008	BLYTH, INC.
	By:	/s/ ROBERT B. GOERGEN
Name: Robert B. Goergen
Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT B. GOERGEN Robert B. Goergen	Chairman and Chief Executive Officer; Director (Principal Executive Officer)	April 14, 2008
/s/ ROBERT H. BARGHAUS Robert H. Barghaus	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2008
/s/ ANNE M. BUSQUET Anne M. Busquet	Director	April 14, 2008
/s/ JOHN W. BURKHART John W. Burkhart	Director	April 14, 2008
/s/ PAMELA M. GOERGEN Pamela M. Goergen	Director	April 14, 2008
/s/ NEAL I. GOLDMAN Neal I. Goldman	Director	April 14, 2008
/s/ CAROL J. HOCHMAN Carol J. Hochman	Director	April 14, 2008

/s/ WILMA H. JORDAN Wilma H. Jordan	Director	April 14, 2008
/s/ JAMES M. MCTAGGART James M. McTaggart	Director	April 14, 2008
/s/ HOWARD E. ROSE Howard E. Rose	Director	April 14, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended January 31, 2006, 2007 and 2008

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
2006
Allowance for doubtful accounts	$4,028	$2,189	$(2,325)	$3,892
Income tax valuation allowance	4,038	767	(101)	4,704
Inventory reserve	22,433	16,961	(17,075)	22,319
2007
Allowance for doubtful accounts	$3,892	$998	$(3,357)	$1,533
Income tax valuation allowance	4,704	15,171	(1,265)	18,610
Inventory reserve	22,319	29,251	(27,286)	24,284
2008
Allowance for doubtful accounts	$1,533	$2,044	$(1,571)	$2,006
Income tax valuation allowance	18,610	2,583	(3,700)	17,493
Inventory reserve	24,284	4,754	(16,647)	12,391

(1)
Deductions in 2007 and 2008 include the sale of Wholesale Europe and BHI NA, respectively.

S-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity Compensation Plan Information
Issuer Purchases of Equity Securities(1)
Performance Graph
Blyth, Inc. Performance Graph Comparison of Total Stockholder Return
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (Loss)
BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
BLYTH, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the years ended January 31, 2006, 2007 and 2008 (In thousands)