Form 10-Q
period 2008-04-30
BLYTH INC
filed 2008-06-06
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

36,237,352 Common Shares as of May 31, 2008

BLYTH, INC.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(In thousands, except share and per share data)	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,494	$163,021
Short-term investments	15,022	30,375
Accounts receivable, less allowance for doubtful receivables of $1,941 and $2,006 respectively	37,551	35,054
Inventories	140,939	132,585
Prepaid and other	37,534	31,968
Deferred income taxes	35,274	36,841
Total current assets	413,814	429,844
Property, plant and equipment, at cost:
Less accumulated depreciation of $220,257 and $214,874, respectively	140,132	140,021
Other assets:
Investments	21,655	22,315
Goodwill	31,854	31,854
Other intangible assets, net of accumulated amortization of $9,625 and $9,250, respectively	31,125	31,500
Deposits and other assets	11,108	11,888
Total other assets	95,742	97,557
Total assets	$649,688	$667,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	945	928
Accounts payable	38,635	55,167
Accrued expenses	80,486	78,045
Dividends payable	9,784	—
Income taxes payable	3,294	10,926
Total current liabilities	133,144	145,066
Deferred income taxes	34,820	29,563
Long-term debt, less current maturities	155,215	157,887
Other liabilities	35,049	35,838
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,926,836 shares and 50,922,460 shares, respectively	1,019	1,018
Additional contributed capital	139,576	138,163
Retained earnings	513,704	522,328
Accumulated other comprehensive income	27,556	25,444
Treasury stock, at cost, 14,689,484 shares and 14,557,351 shares, respectively	(390,395)	(387,885)
Total stockholders’ equity	291,460	299,068
Total liabilities and stockholders’ equity	$649,688	$667,422

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Three months ended April 30 (In thousands, except per share data)	2008	2007
Net sales	$249,848	$270,367
Cost of goods sold	110,417	128,663
Gross profit	139,431	141,704
Selling	98,674	93,649
Administrative and other	30,796	31,399
Total operating expense	129,470	125,048
Operating profit	9,961	16,656
Other expense (income):
Interest expense	2,423	3,721
Interest income	(1,312)	(1,989)
Foreign exchange and other	3,681	(548)
Total other expense	4,792	1,184
Earnings before income taxes	5,169	15,472
Income tax expense	3,980	3,713
Earnings before minority interest	1,189	11,759
Minority interest	29	27
Net earnings	$1,160	$11,732
Basic:
Net earnings per common share	$0.03	$0.30
Weighted average number of shares outstanding	36,276	39,313
Diluted:
Net earnings per common share	$0.03	$0.30
Weighted average number of shares outstanding	36,608	39,672

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
		Additional			Other
	Common	Contributed	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total
For the three months ended April 30, 2007:
Balance, February 1, 2007	$1,013	$129,367	$534,897	$(323,714)	$22,130	$363,693
FIN 48 adoption adjustment			(2,769)			(2,769)
Adjusted balance, February 1, 2007	$1,013	$129,367	$532,128	$(323,714)	$22,130	$360,924
Net earnings for the period			11,732			11,732
Foreign currency translation adjustments					471	471
Unrealized gain on certain investments (net of tax $65)					106	106
Net loss on cash flow hedging instruments (net of tax of $172)					(319)	(319)
Comprehensive income						11,990
Common stock issued in connection with long-term incentive plan	1	1,792				1,793
Tax benefit from stock options		55				55
Amortization of unearned compensation		550				550
Dividends			(10,608)			(10,608)
Balance, April 30, 2007	$1,014	$131,764	$533,252	$(323,714)	$22,388	$364,704

For the three months ended April 30, 2008:
Balance, February 1, 2008	$1,018	$138,163	$522,328	$(387,885)	$25,444	$299,068
Net earnings for the period			1,160			1,160
Foreign currency translation adjustments					4,154	4,154
Net unrealized loss on certain investments (net of tax benefit of $194)					(316)	(316)
Net loss on cash flow hedging instruments (net of tax benefit of $1,058)					(1,726)	(1,726)
Comprehensive income						3,272
Common stock issued in connection with long-term incentive plan	1					1
Amortization of unearned compensation		1,413				1,413
Dividends			(9,784)			(9,784)
Treasury stock purchases				(2,510)		(2,510)
Balance, April 30, 2008	$1,019	$139,576	$513,704	$(390,395)	$27,556	$291,460

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended April 30 (In thousands)	2008	2007
Cash flows from operating activities:
Net earnings	$1,160	$11,732
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,106	7,018
Write down of investments	5,471	—
Loss on sale of assets	10	521
Unrealized gain on trading investments	(30)	—
Stock-based compensation expense	731	550
Deferred income taxes	3,500	4,679
Equity in (earnings) losses of investee	13	2
Minority interest	10	7
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(1,931)	(18,181)
Inventories	(6,379)	6,269
Prepaid and other	(4,914)	(6,109)
Other long-term assets	790	2,451
Accounts payable	(17,763)	(10,347)
Accrued expenses	960	3,485
Other liabilities	(224)	(22)
Income taxes	(7,966)	(1,768)
Net cash provided by (used in) operating activities	(21,456)	287
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(2,317)	(2,422)
Purchases of short-term investments	(24,431)	(480,700)
Proceeds from sales of short-term investments	34,342	484,125
Proceeds from the sales of businesses, net of cash disposed	—	514
Proceeds from sale of assets	—	21,830
Proceeds from sale of long-term investments	100	—
Net cash provided by investing activities	7,694	23,347
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,793
Tax benefit from stock options	—	55
Purchases of treasury stock	(2,510)	—
Repayments of long-term debt	(2,559)	(3,925)
Payments on capital lease obligations	(116)	(80)
Net cash used in financing activities	(5,185)	(2,157)
Effect of exchange rate changes on cash	3,420	(68)
Net increase (decrease) in cash and cash equivalents	(15,527)	21,409
Cash and cash equivalents at beginning of period	163,021	103,808
Cash and cash equivalents at end of period	$147,494	$125,217

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The condensed consolidated financial statements include the accounts of Blyth, Inc. (“the Company”) and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  The investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at April 30, 2008 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2008 and 2007.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 31, 2008, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.

2.             Divestitures

During the first quarter of fiscal 2008, the Company sold certain assets and liabilities of its Blyth HomeScents International North American mass channel candle business (“BHI NA”), which was part of the Wholesale segment.  The net assets were sold for $25.3 million (including overstock inventory proceeds of $1.3 million) of which $21.8 million was received at closing during the first quarter of fiscal 2008, with the remaining amount received subsequently during fiscal 2008.

The sale included working capital net assets as well as fixed assets and leases related to the Memphis, Tennessee distribution facility and Bentonville, Arkansas operations.  The Company retained all other offices and its Elkin, North Carolina manufacturing and distribution facilities, which produce the Company’s premium wholesale Colonial Candle brand product. The net assets sold related to the BHI business were comprised primarily of customer relationships, accounts receivable of $7.4 million, inventory of $16.6 million and distribution equipment of $1.1 million less liabilities assumed of $1.7 million.

The Company is entitled to receive a portion of the proceeds from the sale of the overstock inventory by the buyer per the terms of the agreement, which would be recorded as a reduction to Administrative and other expense upon receipt.

Revenue and costs related to operating the retained facilities and certain agreed upon transitional support services are included in the Condensed Consolidated Statements of Earnings.

3.             Restructuring

During fiscal 2007 the Company initiated restructuring plans within the North American mass channel home fragrance business within the Wholesale segment and the North American operations of the Company’s Direct Selling segment. The execution of these plans continued throughout fiscal 2007, 2008 and into fiscal 2009.

At January 31, 2008, the Company had an accrual for approximately $1.4 million for restructuring charges relating to the severance liabilities and lease obligations.  As a result of payments made during the quarter ended April 30, 2008 approximately $0.9 million of lease and severance obligations were remaining on the balance sheet as of April 30, 2008.  The remaining severance liability will be paid within the next six months, and the remaining lease obligations will be paid through fiscal 2013.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.             Restructuring (continued)

The following is a tabular rollforward of the restructuring accruals described above that are included in Accrued expenses:

	Wholesale Segment	Direct Selling Segment
(In thousands)	Severance Costs	Lease Obligation	Severance Costs	Total
Balance at January 31, 2008	$138	$1,151	$100	$1,389
Payments made in fiscal 2009	(117)	(259)	(100)	(476)
Balance at April 30, 2008	$21	$892	$—	$913

4.             Investments

The Company invests in a number of financial securities including debt instruments, preferred and common stocks, a joint venture, and a limited partnership that primarily invests in other limited partnerships who invest in real estate investment trusts and marketable securities.  The Company accounts for its investments in debt instruments and preferred and common stocks in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Certain preferred stocks are bought and sold on a short-term basis with the sole purpose of generating a profit on price differences.  Accordingly, these preferred stocks are classified as trading securities and as such all realized and unrealized gains and losses are recorded in the Condensed Consolidated Statements of Earnings in the Foreign exchange and other expense (income) line.  These securities are valued based on quoted prices in inactive markets.

The Company also holds other debt and equity auction rate securities (“ARS”) which are classified as available-for-sale.  These securities are valued based on many factors including the credit quality of both the issuer and its insurer, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Realized gains and losses on these securities are determined using the specific identification method and are recorded in Foreign exchange and other expense (income) line.  Unrealized gains and temporary unrealized losses on these securities are recorded in Accumulated other comprehensive income (“AOCI”) within Stockholders’ equity.  Unrealized losses that are considered other than temporary are recorded in the Condensed Consolidated Statements of Earnings in the Foreign exchange and other expense (income) line.

The Company has an investment in a limited partnership that is accounted for under the cost method. The Company does not influence any operating and financial policies of the investee and the Company’s ownership interest is less than three percent.  To the extent that there is an other than temporary decline in the fair value of these investments below their carrying value, the investments would be written down to their estimated fair value.  The factors considered in making impairment assessments include, but are not limited to, the severity and duration of the impairment, market prices, market conditions, other third party information and management’s ability and intent to hold the security for a reasonable period of time for the security to recover its value.

The Company has an investment in a joint venture company which sells and manufactures charcoal and candle related products in Australia that is accounted for under the equity method.  To the extent that there is an other than temporary decline in the fair value of this investment below its carrying value, the investment would be written down to its estimated fair value.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.             Investments (continued)

Investments, by category and classification:

(In thousands)	April 30, 2008	January 31, 2008
Debt securities	$9,653	$15,000
Equity securities	9,700	15,186
Total available-for-sale securities	19,353	30,186
Preferred stock	10,292	10,184
Other	15	5
Total trading securities	10,307	10,189
Limited partnership	4,715	10,000
Joint Venture	2,302	2,315
Total investments	$36,677	$52,690

As of April 30, 2008 and January 31, 2008, the Company held $19.4 million and $25.0 million, respectively, of ARS classified as available-for-sale securities. Auction rate securities are generally long term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program. The Company’s auction rate securities are all AAA/Aaa rated investments and consist of a student loan portfolio with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program, municipal bonds guaranteed by a monoline insurance company and a closed-end fund consisting of preferred stock of various utilities that maintains assets equal to or greater than 200% of the liquidation preference of its preferred stock. These securities’ valuations considered the financial conditions of the issuer and the bond insurers as well as the value of the collateral.  If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, the Company may adjust the carrying value of these investments.

The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings by selling their securities at par value. Historically, the par value of these securities approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal year 2009 market auctions, including auctions for substantially all of our auction rate securities portfolio, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these investments could successfully be liquidated at par, the Company has recorded an unrealized loss of $0.5 million to AOCI during the first quarter of fiscal 2009 to reflect liquidity risk related to the securities. As a result of the uncertainty as to when the liquidity issues relating to these investments will improve, the Company has classified these securities as non-current investments as of April 30, 2008.

Debt securities by contractual maturity, at par, are as follows:

(In thousands)	April 30, 2008	January 31, 2008
Due within one year	$—	$—
Due between one and five years	—	—
Due after ten years	9,900	15,000
Total	$9,900	$15,000

All income generated from these debt securities was recorded as Interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.             Investments (continued)

As of January 31, 2008, the Company had a $5.2 million investment in the equity securities of RedEnvelope, Inc., that was classified as available-for-sale.  As of April 30, 2008, the RedEnvelope, Inc., investment was deemed to be other than temporarily impaired as a result of their filing for bankruptcy protection. Accordingly, a charge of $5.2 million was recorded during the quarter ended April 30, 2008 to write off the full balance of this investment.

The total unrealized gain on those investments classified as trading that is reflected in the Company’s Consolidated Statements of Earnings as Foreign exchange and other expense (income) for the period ended April 30, 2008 was not significant.

The investment in the limited partnership was purchased in fiscal 2008, at a cost of $10.0 million. During the first quarter of fiscal 2009 the Company redeemed $5.0 million of its investment in the partnership, resulting in a loss of $0.3 million. The remaining balance of this investment as of the end of the first quarter of fiscal 2009 was $4.7 million.

5.             Inventories

The components of inventory are as follows:

(In thousands)	April 30, 2008	January 31, 2008
Raw materials	$6,756	$6,490
Work in process	411	—
Finished goods	133,772	126,095
Total	$140,939	$132,585

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

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.             Goodwill and Other Intangibles (continued)

The following table shows the carrying amount of goodwill, by operating segment, for the as of April 30, 2008 and January 31, 2008:

		Catalog &
(In thousands)	Direct Selling	Internet	Total
Goodwill	$2,298	$29,556	$31,854

Other intangible assets consisted of indefinite-lived trade names and trademarks and customer lists related to the Company’s acquisition of Miles Kimball and Walter Drake in fiscal 2004 and are reported in the Catalog and Internet segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather test for impairment annually as of January 31, or upon the occurrence of a triggering event.

Other intangible assets consisted of the following (In thousands):

		April 30, 2008			January 31, 2008
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$25,750	$—	$25,750	$25,750	$—	$25,750
Customer lists	15,000	9,625	5,375	15,000	9,250	5,750
Total	$40,750	$9,625	$31,125	$40,750	$9,250	$31,500

Amortization expense for other intangible assets was $0.4 million and $0.4 million for the three months ended April 30, 2008 and 2007, respectively.  The estimated annual amortization expense for fiscal year 2009 is $1.5 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2010 is as follows:  $1.1 million, $1.0 million, $0.8 million, $0.6 million and $0.5 million.

7.             Fair Value Measurements

On February 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for our financial assets and liabilities. This statement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which for the first quarter of fiscal 2009 is April 30, 2008.

The fair-value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•      Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

•                  Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

•                  Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.             Fair Value Measurements (continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, April 30, 2008, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of April 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Equity securities	$19,992	$—	$10,292	$9,700
Debt securities	9,653	—	—	9,653
Deferred compensation plan assets (1)	3,610	3,610	—	—
Other	15	—	15	—
Total	$33,270	$3,610	$10,307	$19,353
Financial liabilities
Foreign exchange forward contracts	$(3,822)	$—	$(3,822)	$—

(1) There is an offsetting liability for the obligation to its employees on the Company’s books.

The table below summarizes the change in the fair value of level 3 financial assets and liabilities for the quarter ended April 30, 2008:

(In thousands)	Significant unobservable inputs (Level 3)

Fair value February 1, 2008	$25,000
Settlements	(5,100)
Unrealized loss (1)	(547)
Fair value April 30, 2008	$19,353

(1) All unrealized losses on our available for sale investments are recorded as a component of other comprehensive income.

The Company values its investments in equity securities using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges, by purchasing forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values certain preferred stock investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The debt and equity securities consist of auction rate securities that take into consideration many factors including the credit quality of both the issuer and its insurer, value of the collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active, observable, market currently for these securities, they have been classified as a level 3 input.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.             Earnings per Share

The components of basic and diluted earnings per share are as follows:

	Three months ended April 30,
(In thousands)	2008	2007
Net earnings	$1,160	$11,732
Weighted average number of common shares outstanding:
Basic	36,276	39,313
Dilutive effect of stock options and restricted shares	332	359
Weighted average number of common shares outstanding:
Diluted	36,608	39,672

For the three-month period ended April 30, 2008 and 2007, options to purchase 408,100 and 716,000 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

9.             Treasury and Common Stock

Treasury Stock

Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2007	11,335,798	$(323,714)
Balance at April 30, 2007	11,335,798	$(323,714)

Balance at February 1, 2008	14,557,351	$(387,885)
Treasury stock purchases	132,133	$(2,510)
Balance at April 30, 2008	14,689,484	$(390,395)

Common Stock

Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2007	50,637,060	$1,013
Common stock issued in connection with long-term incentive plan	74,300	1
Balance at April 30, 2007	50,711,360	1,014

Balance at February 1, 2008	50,922,460	$1,018
Common stock issued in connection with long-term incentive plan	4,376	1
Balance at April 30, 2008	50,926,836	$1,019

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.          Bank Lines of Credit

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants.  The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of April 30, 2008, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating.  Amounts available for borrowing under this facility were approximately $71.4 million as of April 30, 2008, reflecting $3.6 million in outstanding letters of credit.

11.          Income Taxes

The Company’s effective tax rate for the three months ended April 30, 2008 and 2007 was 77% and 24%, respectively, which resulted in a provision for income taxes of $4.0 million and $3.7 million, respectively. The higher effective tax rate in the three months ended April 30, 2008 was primarily related to a $1.8 million valuation allowance for the capital loss recorded during the quarter related to the write down of the RedEnvelope investment discussed in Note 4. Such expense accounted for 35 percentage points of the effective rate in the quarter.  For the three months ended April 30, 2007, the Company’s effective rate reflected a benefit of 15 % related to a reversal of a valuation allowance previously recorded.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007.  In accordance with FIN 48, the Company recorded $0.2 million of accrued interest related to uncertain tax positions in the three months ended April 30, 2008. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2008 that may be resolved within the next 12 months is approximately $7.0 million, as a result of the filing of amended tax returns, closing of statutes, and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009, but the amount cannot be reasonably estimated.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.          Stock Based Compensation

As of April 30, 2008, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of April 30, 2008, 6,500,100 shares were authorized and approximately 3,600,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the first quarter of fiscal 2009 a total of 106,385 RSUs were granted to the Company’s management, under the 2003 Plan.

Total compensation expense related to all stock-based compensation plans for the three months ended April 30, 2008 and 2007 was approximately $0.7 million and $0.6 million, respectively. The tax benefit recognized for the three months ended April 30, 2008 and 2007 was approximately $0.2 million.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three months ended April 30, 2008 and 2007 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

		Weighted Average	Aggregate
	Shares	Grant date Fair Value	Intrinsic Value
			(In thousands)
Nonvested restricted stock and RSUs at January 31, 2008	279,370	$24.30
Granted	106,385	20.33
Vested	(12,235)	32.54
Forfeited	(1,320)	27.52
Nonvested restricted stock and RSUs at April 30, 2008	372,200	$22.57	$6,268
Total restricted stock and RSUs at April 30, 2008	405,650	$23.15	$6,831

Compensation expense related to restricted stock and RSUs for three months ended April 30, 2008 and 2007 was approximately $0.7 million and $0.6 million, respectively.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.          Stock Based Compensation (continued)

As of April 30, 2008, there was $3.7 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.5 years. As of April 30, 2008, approximately 370,000 restricted stock awards with a weighted average grant date fair value of $22.57 are expected to vest.  The total unrecognized stock-based compensation cost to be recognized in future periods as of April 30, 2008 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

			Weighted Average
	Option	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at January 31, 2008	447,400	27.01	3.97
Options granted	—	—
Options exercised	—	—
Options forfeited	(5,000)	19.24
Options expired	(31,800)	30.77
Outstanding and exercisable at April 30, 2008	410,600	$26.81	3.88	$—

At April 30, 2008 and January 31, 2008, options to purchase 410,600 and 442,400 shares, respectively, were exercisable.  There were no options granted in the first quarter of fiscal 2009.

All non-vested stock options are vested as of April 30, 2008, and therefore no expense was recorded during the first quarter of fiscal 2009.

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

13.          Segment Information

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

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand.  The Company also operates a small Direct Selling business, Two Sisters Gourmet®, which is focused on selling gourmet foods.  All direct selling products are sold directly to the consumer through a network of independent sales consultants using the party plan method of direct selling.  PartyLite brand products are sold in North America, Europe and Australia.  Two Sisters Gourmet brand products are sold in North America.

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

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.          Segment Information (continued)

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

	Three months ended April 30,
(In thousands)	2008	2007
Net Sales
Direct Selling	$168,663	$160,244
Multi-channel Group:
Catalog & Internet	36,664	39,896
Wholesale	44,521	70,227
Subtotal Multi-channel Group	81,185	110,123
Total	$249,848	$270,367
Operating profit (loss)
Direct Selling	$19,778	$26,931
Multi-channel Group:
Catalog & Internet	(3,963)	(2,153)
Wholesale	(5,854)	(8,122)
Subtotal Multi-channel Group	(9,817)	(10,275)
	9,961	16,656
Other expense	4,792	1,184
Earnings before income taxes andminority interest	$5,169	$15,472

	April 30, 2008	January 31, 2008
Identifiable Assets
Direct Selling	$292,495	$306,484
Multi-channel Group:
Catalog & Internet	116,295	103,677
Wholesale	126,564	146,612
Subtotal Multi-channel Group	242,859	250,289
Unallocated Corporate	114,334	110,649
Total	$649,688	$667,422

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.          Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

In October 2007, U.S. Customs and Border Protection (“Customs”) made a demand to the Company for payment of duties allegedly owed by one of its subsidiaries. In November 2007, the Company filed a petition disputing Customs’ claims. In May 2008, Customs notified the Company that it had rescinded the demand for duties.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three months ended April 30, 2008 versus 2007:

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

Today, annualized net sales are comprised of an approximately $700 million Direct Selling business, an approximately $200 million Catalog & Internet business and an approximately $200 million Wholesale business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.  Over the long term, all three segments should experience single-digit growth, most likely within the low to mid-single digit range, depending on the business factors previously noted in the January 31, 2008 Form 10-K.

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants.  In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand further the sales and customer base of our flagship brands.  In the Wholesale segment, sales initiatives are targeted to independent retailers, distributors and national accounts.

Sale of Mass Channel Candle Business

On April 27, 2007, the Company sold certain assets and liabilities of its Blyth HomeScents International North American mass channel candle business (“BHI NA”), which was part of the Wholesale segment.  The net assets were sold for $25.3 million, including $1.3 million of sales of surplus inventory, of which $21.8 million was received at closing during the first quarter of fiscal 2008, with the remaining amount received subsequently during fiscal 2008.

Net Sales

Net sales during the three months ended April 30, 2008 decreased $20.6 million, or 8%, to $249.8 million from $270.4 million in the prior year.  The decrease is primarily a result of the sale of BHI NA in fiscal 2008, and an overall weak economic environment.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the quarter ended April 30, 2008 increased $8.5 million, or 5%, to $168.7 million from $160.2 million in the prior year. Excluding the impact of foreign currency, sales would have decreased by 3%. In PartyLite’s European markets, sales increased approximately 19% in U.S. dollars, a 4% increase in sales in local currency, principally due to growth in developing new markets. Offsetting this was PartyLite’s U.S. sales decrease of 17% compared to the prior year partially due to a decline in the number of sales consultants.  Also, PartyLite Canada reported a 7% decline in sales in local currency, which translated to a 7% increase as measured in U.S. dollars.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $3.2 million, or 8%, to $36.7 million, from $39.9 million in the same prior year period.  This decline was in part due to decreased sales as a result of the implementation of a new ERP system that caused orders that ordinarily would have shipped and earned revenue to be temporarily unfulfilled.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment decreased $25.7 million, or approximately 37%, to $44.5 million from $70.2 million in the same period a year earlier. The decrease in sales is primarily due to the sale of BHI NA, as well as declining sales of our home and seasonal décor businesses, which continue to be negatively impacted by the weak housing market.

Gross Profit

Gross profit decreased $2.3 million, or 2% to $139.4 million from $141.7 million in the prior year quarter.  The decrease in gross profit is attributable to lower sales and increased commodity and shipping costs throughout all segments. Gross profit margin increased to 55.8% from 52.4% in the prior year quarter. The increase in gross profit margin is primarily attributable to the sale of BHI NA in the prior year, whose mass market margins were below that of Blyth’s other businesses.

Selling Expense

Selling expense increased $5.1 million, or 5%, to $98.7 million in the first three months of fiscal 2009, from $93.6 million in the same period in fiscal 2008. The increase in selling expense is primarily due to initiatives undertaken by the North American PartyLite businesses and the Wholesale segment to increase sales. This includes consultant programs, supplier and customer rebates. This is partially offset by the decrease in selling expense related to BHI NA of $1.1 million. As a percentage of sales, selling expense was 39.5% in the first three months of fiscal 2009, compared to 34.6% in the comparable prior year period.  This increase is due to the aforementioned PartyLite initiatives as well as the divesture of BHI NA, which had a lower selling expense to sales ratio than our other businesses.

Administrative and Other Expense

Administrative and other expense decreased $0.6 million, or 2%, to $30.8 million in the first three months of fiscal 2009 from $31.4 million in the same period of fiscal 2008.  This decline was principally due to restructuring charges taken in the prior year as well as with the loss on the sale of BHI NA in April 2007.  As a percent of sales, administrative expense was 12.3% in the first three months of fiscal 2009 versus 11.6% in the same period of fiscal 2008. This increase is primarily due to the impact of reduced sales.

Operating Profit (Loss)

Operating profit decreased $6.7 million to $10.0 million in the first three months of fiscal 2009 from $16.7 million in the same period of fiscal 2008.   The decrease in operating profit is primarily a result of decreased sales at PartyLite U.S. and the Miles Kimball Company, combined with increased commodity and shipping costs and selling expenses incurred to increase revenue.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the first three months of fiscal 2009 decreased $7.1 million, or 26.4%, to $19.8 million from $26.9 million in the same period a year earlier.  The decrease is primarily due to lower sales in PartyLite U.S. as well as additional promotional initiatives to increase the number of consultant in all markets.

Operating Loss - Catalog & Internet Segment

Operating loss in the quarter ended April 30, 2008 in the Catalog & Internet segment was $4.0 million compared to $2.2 million in the same period a year earlier.  This increased loss is related to the impact of lower sales resulting from the aforementioned ERP implementation, as well as higher shipping and handling costs.

Operating Loss - Wholesale Segment

Operating loss in the quarter ended April 30, 2008 in the Wholesale segment was $5.9 million versus a loss of $8.1 million the same period a year earlier.  The improvement is primarily a result of selling the BHI NA business, which incurred significant operating losses including severance and asset impairment charges in the prior year, as well as profit improvements in the Sterno business. Partially offsetting those profit gains was a decline in the seasonal and home décor businesses, and additional charges associated with our Wholesale candle manufacturing and distribution operations.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense decreased approximately $1.3 million, or 35%, to $2.4 million in the first three months of fiscal 2009 from $3.7 million in the same prior year period, primarily due to a decrease in outstanding debt, resulting from debt repurchases in the second half of fiscal 2008.

Interest income decreased approximately $0.7 million to $1.3 million in the first three months of fiscal 2009 from $2.0 million in the comparable prior year period, due to lower short-term investment balances.

Foreign exchange and other losses were $3.7 million in the quarter ended April 30, 2008, compared to income of $0.5 million in the comparable prior year period. The current year’s loss includes a $5.2 million write-off of our RedEnvelope, Inc. investment in April 2008.

Income Taxes

Our effective tax rate for the three months ended April 30, 2008 and 2007 was 77% and 24%, respectively, which resulted in a provision for income taxes of $4.0 million and $3.7 million, respectively. The higher effective tax rate in the three months ended April 30, 2008 was primarily related to a $1.8 million valuation allowance for the capital loss recorded during the quarter related to the write down of the RedEnvelope investment discussed in Note 4. Such expense accounted for 35 percentage points of the effective rate in the quarter.  For the three months ended April 30, 2007 our effective rate reflected a benefit of 15 % related to a reversal of valuation allowance previously recorded.

Net Earnings

Net earnings decreased $10.5 million, or 90%, to $1.2 million in the first three months of fiscal 2009 from $11.7 million for the same period in fiscal 2008.

Basic and diluted earnings per share for the quarter ended April 30, 2008, was $0.03, a decrease of $0.27 compared to $0.30 for the quarter ended April 30, 2007.

Liquidity and Capital Resources

Cash and cash equivalents decreased $15.5 million to $147.5 million at April 30, 2008 from $163.0 million at January 31, 2008. The decrease in cash during the first three months of fiscal 2009 was primarily related to cash used to meet working capital needs and reduced earnings from operations.

Net cash used by operations was $21.5 million for the first three months of fiscal 2009 compared to $0.3 million provided in the prior year period. The decrease in cash is due to a net earnings decrease of $10.5 million to $1.2 million, primarily due to decreased earnings in our Direct Selling and Catalog & Internet segments, and net changes in operating assets and liabilities decreased cash by $37.4 million. Included in earnings were non-cash charges for depreciation and amortization of $5.1 million.

Net cash provided by investing activities was $7.7 million. Net capital expenditures for property, plant and equipment were $2.3 million for the first three months of fiscal 2009 compared to $2.4 million in the prior year period.  We liquidated $5.1 million of our auction rate securities (“ARS”) and reduced our investment in the limited partnership by $5.0 million.

We anticipate total capital spending of approximately $12.0 million for fiscal 2009 or approximately $1.0 million less than fiscal year 2008. We have grown in part through acquisitions and, as part of this growth strategy, we expect to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate.  We believe our financing needs in the short and long term can be met from cash generated internally and through our borrowing capacity from our existing credit agreements.

Net cash used in financing activities was $5.2 million.  This was due to the reduction of our long-term debt and capital lease obligations of $2.7 million and the purchase of treasury stock of $2.5 million.

On October 2, 2006, we executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants.  We have the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of April 30, 2008, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at our option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of our senior unsecured long-term debt rating.  Amounts available for borrowing under this facility were approximately $71.4 million as of April 30, 2008, reflecting $3.6 million in outstanding letters of credit.

As of April 30, 2008, we had a total of $2.0 million available under an uncommitted facility with Bank of America, to be used for letters of credit through January 31, 2009.  As of April 30, 2008, no letters of credit were outstanding under this facility.

In May 1999, we filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, we issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. Through April 30, 2008, we have repurchased a total of $102.9 million of these notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of April 30, 2008, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, we issued $100.0 million of 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  As of April 30, 2008, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of April 30, 2008, Miles Kimball had approximately $8.5 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of April 30, 2008, CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 2.8% at April 30, 2008.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 6,000,000 shares that will become effective after we exhaust the 12,000,000 shares authorized for repurchase under the old repurchase program.  Since January 31, 2008, we have purchased 132,133 shares on the open market, for a cost of $2.5 million, bringing the cumulative total purchased shares to 9,782,868 as of April 30, 2008, for a total cost of approximately $216.2 million.  Additionally in fiscal 2005, 4,906,616 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

On April 8, 2008, we announced that we had declared a cash dividend of $0.27 per share of common stock.  The dividend authorized at our April 8, 2008 Board of Directors meeting was payable to shareholders of record as of May 1, 2008, and was paid on May 15, 2008.  The total payment was $9.8 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first quarter of fiscal 2009.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157”, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 7, Fair Value Measurements, of this Form 10-Q, for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial positions.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (SFAS No. 159).  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have adopted FAS 159 as of February 1, 2008. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option. The expected impact on future periods is not determinable, as the election of this option for our financial instruments is not known at this time.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We will be required to account for any acquisition entered into subsequent to January 31, 2009 in accordance with the provisions of this statement, and we have not determine the financial impact of the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We do not expect a significant impact of SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We have not yet determined the impact of the expanded disclosures, if any, of SFAS No. 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchanges Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect a significant impact of SFAS No. 162 on our consolidated financial statements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We have operations outside of the United States and sell our products worldwide.  Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices.  These financial exposures are actively monitored and, where considered appropriate, managed.

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of April 30, 2008, the company is subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact.  As of April 30, 2008, we held $19.9 million of non-current investments, which consist of auction rate securities and variable rate demand obligations.  A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $0.2 million if applied to the total.

On July 10, 2003, we terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes.  At April 30, 2008, there was $1.1 million remaining to be amortized.

Foreign Currency Risk

We use foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.  We have and continue to hedge the net assets of certain of our foreign operations through foreign currency forward contracts. The net after-tax loss related to the derivative net investment hedge instruments recorded in Accumulated other comprehensive income (loss) (“AOCI”) during the three months ended April 30, 2008 was $1.8 million. The balance in AOCI related to net investment hedges sum to an insignificant amount.

We have designated our forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  During the first quarter of fiscal 2009 the amount transferred to earnings was insignificant. Amounts included in accumulated AOCI at April 30, 2008 are $0.5 million and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about our foreign exchange forward and options contracts at April 30, 2008:

	U.S. Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$3,296	0.99	$(71)
Euro	58,721	1.56	(3,651)
	$62,017		$(3,722)

The foreign exchange contracts outstanding have maturity dates through October 2008.

Item 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of April 30, 2008.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter of the fiscal year ending January 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2008 – February 29, 2008	0	—	0	8,349,265
March 1, 2008 – March 31, 2008	132,133	$19.00	132,133	8,217,132
April 1, 2008 – April 30, 2008	0	—	0	8,217,132
Total	132,133	$19.00	132,133	8,217,132

On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 1.0 million shares to 2.0 million shares; on March 30, 2000 to increase the authorization by 1.0 million shares to 3.0 million;  on December 14, 2000 to increase the authorization by 1.0 million shares to 4.0 million shares; on April 4, 2002 to increase the authorization by 2.0 million shares to 6.0 million shares;  and on June 7, 2006 to increase the authorization by 6.0 million shares to 12.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 6.0 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program.  As of April 30, 2008, we have purchased a total of 9,782,868 shares of Common Stock under the old repurchase program.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time.

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

BLYTH, INC.

Date:	June 5, 2008	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	June 5, 2008	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer