Form 10-Q
period 2008-07-31
BLYTH INC
filed 2008-09-05
CIK 921503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

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

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

35,563,940 Common Shares as of August 31, 2008

BLYTH, INC.

Part I.   FINANCIAL  INFORMATION

Item I.  FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(In thousands, except share and per share data)	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,166	$163,021
Short-term investments	11,034	30,375
Accounts receivable, less allowance for doubtful receivables of $2,449 and $2,006 respectively	54,036	35,054
Inventories	170,040	132,585
Prepaid and other	31,611	31,968
Deferred income taxes	35,374	36,841
Total current assets	408,261	429,844
Property, plant and equipment, at cost:
Less accumulated depreciation of $222,218 and $214,874, respectively	137,576	140,021
Other assets:
Investments	21,720	22,315
Goodwill	31,854	31,854
Other intangible assets, net of accumulated amortization of $10,000 and $9,250, respectively	30,750	31,500
Deposits and other assets	14,717	11,888
Total other assets	99,041	97,557
Total assets	$644,878	$667,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$20,000	$—
Current maturities of long-term debt	846	928
Accounts payable	47,807	55,167
Accrued expenses	64,985	78,045
Income taxes payable	5,508	10,926
Total current liabilities	139,146	145,066
Deferred income taxes	32,572	29,563
Long-term debt, less current maturities	151,806	157,887
Other liabilities	33,390	35,838
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 100,000,000 shares of $0.02 par value; issued 50,932,836 shares and 50,922,460 shares, respectively	1,019	1,018
Additional contributed capital	139,978	138,163
Retained earnings	516,699	522,328
Accumulated other comprehensive income	29,246	25,444
Treasury stock, at cost, 15,368,896 shares and 14,557,351 shares, respectively	(398,978)	(387,885)
Total stockholders’ equity	287,964	299,068
Total liabilities and stockholders’ equity	$644,878	$667,422

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2008	2007
Net sales	$486,634	$505,238
Cost of goods sold	219,196	242,164
Gross profit	267,438	263,074
Selling	186,365	172,645
Administrative and other	63,048	66,103
Total operating expense	249,413	238,748
Operating profit	18,025	24,326
Other expense (income):
Interest expense	4,872	7,346
Interest income	(2,355)	(4,050)
Foreign exchange and other	4,237	(151)
Total other expense	6,754	3,145
Earnings before income taxes and minority interest	11,271	21,181
Income tax expense	7,048	6,223
Earnings before minority interest	4,223	14,958
Minority interest	58	54
Net earnings	$4,165	$14,904
Basic:
Net earnings per common share	$0.11	$0.38
Weighted average number of shares outstanding	36,290	39,400
Diluted:
Net earnings per common share	$0.11	$0.37
Weighted average number of shares outstanding	36,660	39,751

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

Three months ended July 31 (In thousands, except per share data)	2008	2007
Net sales	$236,786	$234,871
Cost of goods sold	108,779	113,501
Gross profit	128,007	121,370
Selling	87,691	78,996
Administrative and other	32,252	34,704
Total operating expense	119,943	113,700
Operating profit	8,064	7,670
Other expense (income):
Interest expense	2,449	3,625
Interest income	(1,043)	(2,061)
Foreign exchange and other	556	397
Total other expense	1,962	1,961
Earnings before income taxes and minority interest	6,102	5,709
Income tax expense	3,068	2,510
Earnings before minority interest	3,034	3,199
Minority interest	29	27
Net earnings	$3,005	$3,172
Basic:
Net earnings per common share	$0.08	$0.08
Weighted average number of shares outstanding	36,304	39,488
Diluted:
Net earnings per common share	$0.08	$0.08
Weighted average number of shares outstanding	36,712	39,835

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
		Additional			Other
	Common	Contributed	Retained	Treasury	Comprehensive
(In thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Total

For the six months ended July 31, 2007:
Balance, February 1, 2007	$1,013	$129,367	$534,897	$(323,714)	$22,130	$363,693
FIN 48 adoption adjustment			(2,769)			(2,769)
Adjusted balance, February 1, 2007	1,013	129,367	532,128	(323,714)	22,130	360,924
Net earnings for the period			14,904			14,904
Foreign currency translation adjustments					1,746	1,746
Net unrealized gain on certain investments (net of tax $51)					84	84
Net loss on cash flow hedging instruments (net of tax of $348)					(647)	(647)
Comprehensive income						16,087
Common stock issued in connection with long-term incentive plan	6	7,073				7,079
Common stock cancelled in connection with long-term incentive plan	(1)					(1)
Tax benefit from stock options		303				303
Amortization of unearned compensation		552				552
Dividends			(10,631)			(10,631)
Treasury stock purchases				(2,700)		(2,700)
Balance, July 31, 2007	$1,018	$137,295	$536,401	$(326,414)	$23,313	$371,613

For the six months ended July 31, 2008:
Balance, February 1, 2008	$1,018	$138,163	$522,328	$(387,885)	$25,444	$299,068
Net earnings for the period			4,165			4,165
Foreign currency translation adjustments					5,669	5,669
Net unrealized loss on certain investments (net of tax benefit of $269)					(437)	(437)
Net loss on cash flow hedging instruments (net of tax benefit of $876)					(1,430)	(1,430)
Comprehensive income						7,967
Common stock issued in connection with long-term incentive plan	1					1
Amortization of unearned compensation		1,815				1,815
Dividends			(9,794)			(9,794)
Treasury stock purchases				(11,093)		(11,093)
Balance, July 31, 2008	$1,019	$139,978	$516,699	$(398,978)	$29,246	$287,964

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended July 31 (In thousands)	2008	2007
Cash flows from operating activities:
Net earnings	$4,165	$14,904
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,279	14,435
Write down of investments	6,034	—
Loss on disposition of fixed assets	10	39
Gain on sale of assets	—	(594)
Unrealized gain on trading investments	(42)	—
Stock-based compensation expense	1,362	983
Deferred income taxes	2,301	8,247
Equity in earnings of investee	(52)	(34)
Minority interest	13	15
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(18,488)	(29,007)
Inventories	(35,310)	(11,145)
Prepaid and other	874	(12,394)
Other long-term assets	(419)	2,406
Accounts payable	(8,786)	(7,344)
Accrued expenses	(14,305)	(9,647)
Other liabilities	(1,817)	1,607
Income taxes	(5,755)	(1,337)
Net cash used in operating activities	(59,936)	(28,866)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(4,524)	(4,034)
Purchases of short-term investments	(40,294)	(1,167,030)
Proceeds from sales of short-term investments	53,643	1,170,770
Note receivable issued under revolving credit facility	(2,516)	—
Proceeds from the sales of businesses, net of cash disposed	—	514
Proceeds from sale of assets	—	25,423
Proceeds from sale of long-term investments	100	—
Net cash provided by investing activities	6,409	25,643
Cash flows from financing activities:
Proceeds from issuance of common stock	—	7,079
Tax benefit from stock options	—	303
Purchases of treasury stock	(11,093)	(2,700)
Borrowings from bank line of credit	123,000
Repayments on bank line of credit	(103,000)
Repayments of long-term debt	(5,955)	(3,995)
Payments on capital lease obligations	(249)	(217)
Dividends paid	(9,794)	(10,631)
Net cash used in financing activities	(7,091)	(10,161)
Effect of exchange rate changes on cash	3,763	409
Net decrease in cash and cash equivalents	(56,855)	(12,975)
Cash and cash equivalents at beginning of period	163,021	103,808
Cash and cash equivalents at end of period	$106,166	$90,833

The accompanying notes are an integral part of these financial statements.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The condensed consolidated financial statements include the accounts of Blyth, Inc. (“the Company”) and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  The investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for fair presentation of the Company’s consolidated financial position at July 31, 2008, the consolidated results of its operations for the three and six month periods ended July 31, 2008 and 2007 and cash flows for the six month periods ended July 31, 2008 and 2007.  These interim statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 31, 2008, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three and six months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.

2.             Divestitures

During the first quarter of last year, the Company sold certain assets and liabilities of its Blyth HomeScents International North American mass channel candle business (“BHI NA”), which was part of the Wholesale segment.  The net assets were sold for $25.3 million (including overstock inventory proceeds of $1.3 million) of which $21.8 million was received at closing during the first quarter of fiscal 2008, with the remaining amount received subsequently during fiscal 2008.

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

The Company is entitled to receive a portion of the proceeds from any additional sales of the overstock inventory by the buyer per the terms of the agreement, which will continue to be recorded as a reduction to Administrative and other expense upon receipt.

Revenue and costs related to operating the retained facilities and certain agreed-upon transitional support services are included in the Condensed Consolidated Statements of Earnings.

3.             Restructuring

During fiscal 2007 the Company initiated restructuring plans within the North American mass channel home fragrance business within the Wholesale segment and the North American operations of the Company’s Direct Selling segment. The execution of these plans continued throughout fiscal 2007, 2008 and into fiscal 2009.

At January 31, 2008, the Company had an accrual for approximately $1.4 million for restructuring charges relating to severance and a lease obligation, net of estimated sublease income.  As a result of a change in estimate relating to future sublease income and payments made during the six month period ended July 31, 2008, the restructuring accrual approximated $1.7 million as of July 31, 2008. The remaining lease obligation will be paid through fiscal 2013.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.             Restructuring (continued)

The following is a tabular rollforward of the restructuring accruals described above that are included in Accrued expenses:

	Wholesale Segment	Direct Selling Segment
(In thousands)	Severance Costs	Lease Obligation	Severance Costs	Total
Balance at January 31, 2008	$138	$1,151	$100	$1,389
Change in estimate during fiscal 2009	$—	$1,034	$—	$1,034
Payments made in fiscal 2009	(138)	(458)	(100)	(696)
Balance at July 31, 2008	$—	$1,727	$—	$1,727

4.             Investments

The Company invests in a number of financial securities including debt instruments, preferred and common stocks, a joint venture, and a limited partnership that primarily invests in other limited partnerships that invest in real estate investment trusts and marketable securities.  The Company accounts for its investments in debt instruments and preferred and common stocks in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

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

The Company also holds other debt and equity auction rate securities (“ARS”) which are classified as available-for-sale.  These securities are valued based on many factors including the credit quality of the issuer and its insurer, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Realized gains and losses on these securities are determined using the specific identification method and are recorded in Foreign exchange and other expense (income).  Unrealized gains and temporary unrealized losses on these securities are recorded in Accumulated other comprehensive income (“AOCI”) within Stockholders’ equity.  Unrealized losses that are considered other than temporary are recorded in the Condensed Consolidated Statements of Earnings in Foreign exchange and other expense (income).

The Company has an investment in a limited partnership that is accounted for under the cost method. The Company does not influence any operating and financial policies of the investee and the Company’s ownership interest is less than three percent.  To the extent that there is a decline in the fair value of these investments below their carrying value that is considered to be other-than-temporary, the investments would be written down to their estimated fair value.  The factors considered in making impairment assessments include, but are not limited to, the severity and duration of the impairment, market prices, market conditions, other third party information and management’s ability and intent to hold the security for a reasonable period of time for the security to recover its value.

The Company has an investment in a joint venture company which sells and manufactures charcoal and candle related products in Australia that is accounted for under the equity method.  To the extent that there is a decline in the fair value of this investment below its carrying value that is considered to be other-than-temporary, the investment would be written down to its estimated fair value.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.             Investments (continued)

Investments, by category and classification:

(In thousands)	July 31, 2008	January 31, 2008
Debt securities	$9,653	$15,000
Equity securities	9,700	15,186
Total available-for-sale securities	19,353	30,186
Preferred stock	10,386	10,184
Other	25	5
Total trading securities	10,411	10,189
Limited partnership	623	10,000
Joint venture	2,367	2,315
Total investments	$32,754	$52,690

As of July 31, 2008 and January 31, 2008, the Company held $19.4 million and $25.0 million, respectively, of ARS classified as available-for-sale securities. ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program. The Company’s auction rate securities are all AAA/Aaa rated investments and consist of a student loan portfolio with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program, municipal bonds guaranteed by a monoline insurance company and a closed-end fund consisting of preferred stock of various utilities that maintains assets equal to or greater than 200% of the liquidation preference of its preferred stock. These securities’ valuations considered the financial conditions of the issuer and the bond insurers as well as the value of the collateral.  If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, the Company may adjust the carrying value of these investments.

The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings by selling their securities at par value. Historically, the par value of these securities approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal year 2009 market auctions, including auctions for substantially all our auction rate securities, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these investments could successfully be liquidated at par, the Company has recorded unrealized losses of $0.5 million during fiscal 2009 to reflect liquidity risk related to the securities. As a result of the uncertainty as to when the liquidity issues relating to these investments will improve, the Company has classified these securities as non-current investments as of July 31, 2008.

Debt securities by contractual maturity, at par, are as follows:

(In thousands)	July 31, 2008	January 31, 2008
Due within one year	$—	$—
Due between one and five years	—	—
Due after ten years	9,900	15,000
Total	$9,900	$15,000

All income generated from these debt securities was recorded as Interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.             Investments (continued)

As of January 31, 2008, the Company had a $5.2 million investment in the equity securities of RedEnvelope, Inc. (“RedEnvelope”), that was classified as available-for-sale.  In the first quarter of fiscal 2009, this investment was deemed to be other-than-temporarily impaired as a result of RedEnvelope’s filing for bankruptcy protection. Accordingly, a charge of $5.2 million was recorded to write off the full balance of this investment.

The investment in the limited partnership was purchased in fiscal 2008, at a cost of $10.0 million. During the six-month period ended July 31, 2008, the Company redeemed $8.5 million of its investment in the partnership, and recorded a permanent impairment of $0.9 million. The remaining balance of this investment as of July 31, 2008 was $0.6 million.

The total unrealized gain related to trading investments for the six-month period ended July 31, 2008 was not significant.

5.             Inventories

The components of inventory are as follows:

(In thousands)	July 31, 2008	January 31, 2008
Raw materials	$6,191	$6,490
Work in process	762	—
Finished goods	163,087	126,095
Total	$170,040	$132,585

6.             Goodwill and Other Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

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

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.             Goodwill and Other Intangibles (continued)

The following table shows the carrying amount of goodwill, by operating segment as of July 31, 2008 and January 31, 2008:

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

Other intangible assets consisted of the following (In thousands):

	July 31, 2008			January 31, 2008
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$25,750	$—	$25,750	$25,750	$—	$25,750
Customer lists	15,000	10,000	5,000	15,000	9,250	5,750
Total	$40,750	$10,000	$30,750	$40,750	$9,250	$31,500

Amortization expense for customer lists was $0.8 million for the six months periods ended July 31, 2008 and 2007.  The estimated annual amortization expense for fiscal year 2009 is $1.5 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2010 is as follows:  $1.1 million, $1.0 million, $0.8 million, $0.6 million and $0.5 million.

7.             Fair Value Measurements

On February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for our financial assets and liabilities. This statement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which for the second quarter of fiscal 2009 is July 31, 2008.

The fair-value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level-1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level-2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

Level-3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.             Fair Value Measurements (continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, July 31, 2008, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of July 31, 2008	Quoted prices in active markets for identical assets (Level-1)	Significant other observable inputs (Level-2)	Significant unobservable inputs (Level-3)
Financial assets
Equity securities	$20,086	$—	$10,386	$9,700
Debt securities	9,653	—	—	9,653
Deferred compensation plan assets (1)	3,560	3,560	—	—
Other	25	—	25	—
Total	$33,324	$3,560	$10,411	$19,353
Financial liabilities
Foreign exchange forward contracts	$(3,296)	$—	$(3,296)	$—

(1) There is an offsetting liability for the obligation to its employees on the Company’s books.

The table below summarizes the change in the fair value of Level-3 financial assets and liabilities for the three and six month periods ended July 31, 2008:

(In thousands)	Significant unobservable inputs (Level-3)

Fair value February 1, 2008	$25,000
Settlements	(5,100)
Unrealized loss (1)	(547)
Fair value July 31, 2008	$19,353 (1)

(1)   All unrealized losses on our available for sale investments are recorded as a component of accumulated other comprehensive income.

The Company values its deferred compensation plan assets using Level-1 inputs.  These assets consist of shares of mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges, by purchasing forward contracts. These contracts are valued using Level-2 inputs, primarily observable forward foreign exchange rates. The Company values certain preferred stock investments using information classified as Level-2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The debt and equity securities classified as Level-3 consist of auction rate securities, the value of which takes into consideration many factors including the credit quality of both the issuer and its insurer, value of the collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active, observable, market currently for these securities, they have been classified as a Level-3 input.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.             Earnings per Share

The components of basic and diluted earnings per share are as follows:

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2008	2007	2008	2007
Net earnings	$3,005	$3,172	$4,165	$14,904
Weighted average number of common shares outstanding:
Basic	36,304	39,488	36,290	39,400
Dilutive effect of restricted shares	408	347	370	351
Weighted average number of common shares outstanding:
Diluted	36,712	39,835	36,660	39,751

For both the three and six-month periods ended July 31, 2008, options to purchase 386,100 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for the three and six-month periods ended July 31, 2007, options to purchase 231,200 and 463,400 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

9.             Treasury and Common Stock

Treasury Stock

Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2007	11,335,798	$(323,714)
Treasury stock purchases	100,000	(2,700)
Balance at July 31, 2007	11,435,798	$(326,414)

Balance at February 1, 2008	14,557,351	$(387,885)
Treasury stock purchases	811,545	(11,093)
Balance at July 31, 2008	15,368,896	$(398,978)

Common Stock

Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2007	50,637,060	$1,013
Common stock issued in connection with long-term incentive plan	283,400	6
Common stock cancelled in connection with long-term incentive plan	(4,000)	(1)
Balance at July 31, 2007	50,916,460	1,018

Balance at February 1, 2008	50,922,460	$1,018
Common stock issued in connection with long-term incentive plan	10,376	1
Balance at July 31, 2008	50,932,836	$1,019

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.          Bank Lines of Credit

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants.  The Company has the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of July 31, 2008, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at the Company’s option, at either the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of the Company’s senior unsecured long-term debt rating.  Amounts available for borrowing under this facility were approximately $51.5 million as of July 31, 2008, reflecting $20.0 million of outstanding loans and $3.5 million in outstanding letters of credit.

11.          Income Taxes

The Company’s effective tax rate for the six months ended July 31, 2008 and 2007 was 62.5% and 29.4%, respectively, which resulted in a provision for income taxes of $7.0 million and $6.2 million, respectively. The higher effective tax rate in the six months ended July 31, 2008 was primarily related to a $1.8 million valuation allowance for the capital loss recorded during the first quarter related to the write down of the RedEnvelope investment discussed in Note 4, as well as the impact of additional taxes recorded during the current quarter resulting from the filing of amended tax returns for the tax years ended 2005 through 2007.  In addition, for the six months ended July 31, 2007, the Company’s effective rate reflected a benefit of 11% for the reversal of a valuation allowance previously recorded.

The effective tax rate for the three months ended July 31, 2008 was 50.3% compared to 43.9% in the prior year. The increase in the effective tax rate for the current quarter is due primarily to the impact of additional taxes recorded during the current quarter resulting from the filing of amended tax returns for the tax years 2005 through 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007.  In accordance with FIN 48, the Company recorded $0.6 million of accrued interest related to uncertain tax positions in the six months ended July 31, 2008 as compared to $0.3 million for the same period in 2007. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of July 31, 2008 that may be resolved within the next 12 months is approximately $6.9 million, as a result of the filing of amended tax returns, closing of statutes, and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009, but the amount cannot be reasonably estimated.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.          Stock Based Compensation

As of July 31, 2008, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of July 31, 2008, 6,500,100 shares were authorized and approximately 3,600,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the second quarter of fiscal 2009 a total of 10,500 RSUs were granted to the non-employee directors, with vesting in two equal annual installments beginning on the first anniversary of the grant date. This grant brought the total for fiscal 2009 to 116,885 RSUs.

The total compensation expense related to all stock-based compensation plans for the three and six-month periods ended July 31, 2008 was approximately $0.7 million and $1.4 million, respectively. The total compensation expense related to all stock-based compensation plans for the three and six-month periods ended July 31, 2007 was approximately $0.1 million and $0.5 million, respectively.  The tax benefit recognized for the three and six-month periods ended July 31, 2008 was approximately $0.2 million and $0.5 million, respectively.  The tax benefit recognized for the three and six-month periods ended July 31, 2007 was approximately $0.0 million and $0.2 million, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six months ended July 31, 2008 and 2007 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.          Stock Based Compensation (continued)

Transactions involving restricted stock and RSUs are summarized as follows:

		Weighted Average	Aggregate
	Shares	Grant date Fair Value	Intrinsic Value
			(In thousands)
Nonvested restricted stock and RSUs at January 31, 2008	279,370	$24.30
Granted	116,885	20.22
Vested	(25,985)	28.40
Forfeited	(24,131)	23.70
Nonvested restricted stock and RSUs at July 31, 2008	346,139	$22.66	$5,036
Total restricted stock and RSUs at July 31, 2008	384,839	$23.21	$5,599

Compensation expense related to restricted stock and RSUs for the three and six-month periods ended July 31, 2008 was approximately $0.7 million and $1.4 million, respectively. Compensation expense related to restricted stock and RSUs for the three and six-month periods ended July 31, 2007 was approximately $0.1 million and $0.5 million, respectively. There were 10,500 RSUs granted to the Board of Directors in the second quarter of fiscal 2009.

As of July 31, 2008, there was $3.0 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.2 years. As of July 31, 2008, approximately 350,000 restricted stock awards with a weighted average grant date fair value of $22.66 are expected to vest.  The total unrecognized stock-based compensation cost to be recognized in future periods as of July 31, 2008 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

			Weighted Average
	Option	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at January 31, 2008	447,400	27.01	3.97
Options granted	—	—
Options exercised	—	—
Options forfeited	(5,000)	19.24
Options expired	(56,300)	28.57
Outstanding and exercisable at July 31, 2008	386,100	$26.88	3.92	$—

At July 31, 2008 and January 31, 2008, options to purchase 386,100 and 442,400 shares, respectively, were exercisable.  There were no options granted in the first six months of fiscal 2009.

All outstanding stock options are vested as of July 31, 2008, and therefore no expense was recorded during the first six months of fiscal 2009 and an insignificant amount was recorded in fiscal 2008.

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.          Related Party Transactions

On August 4, 2008, the Company signed a definitive agreement (the “Agreement”) to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins and other related nutritional supplements, through a series of investments through 2012.  The completion of this transaction is contingent upon ViSalus meeting certain operating targets and implementing certain operating plans. As part of the transaction, the Company and ViSalus entered into a $5.0 million revolving credit facility that permits Visalus to borrow from the Company at interest rates comparable to those that the Company receives when borrowing from a third-party lender, except as described below.  On July 30, 2008, the Company advanced ViSalus approximately $2.5 million under this credit facility, which is due no earlier than 2014. Upon the implementation of certain operating plans referred to previously, the $2.5 million will be converted to a 7.69% equity interest in ViSalus and the Company will execute rights under the Agreement to acquire an additional 32.31% equity interest for $10.5 million, bringing its total ownership interest in ViSalus to 40%.   This transaction is expected to occur before December 31, 2008. In addition, as permitted under the terms of the Agreement, the Company intends to make an additional series of purchases of ViSalus’s equity interests to increase its equity ownership over time to 55.0%, 70.0% and 100.0%.  These additional purchases are dependent on ViSalus meeting certain operating targets in calendar year 2009, 2010 and 2011, respectively, subject to a one-time, one-year extension in any year as defined in the Agreement.  The purchase prices of the additional investments are based on ViSalus’s future operating results as defined in the Agreement.

The acquisition of ViSalus by Blyth involves related parties. ViSalus is currently owned in part by Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), which together own a significant minority interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of Blyth, Robert B. Goergen, Jr., Vice President of Blyth and President of the Multi-Channel Group, and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of Blyth), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM.  Todd A. Goergen is a member of the Board of Managers of ViSalus.

As of July 31, 2008, the Company classified the $2.5 million outstanding under the revolving credit facility within Deposits and other assets. The $2.5 million amount outstanding as of July 31, 2008 is non-interest bearing due to its anticipated conversion to equity, as discussed above. Through July 31, 2008, the Company has incurred $1.0 million in costs related to the transaction that have been deferred and are classified in Deposits and other assets. If the equity acquisition (as described above) does not take place, the Company will recognize the $1.0 million in deferred costs as a current period expense.

14.          Segment Information

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

14.          Segment Information (continued)

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

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2008	2007	2008	2007
Net Sales
Direct Selling	$141,418	$130,219	$310,081	$290,463
Multi-channel Group:
Catalog & Internet	39,324	40,176	75,988	80,072
Wholesale	56,044	64,476	100,565	134,703
Subtotal Multi-channel Group	95,368	104,652	176,553	214,775
Total	$236,786	$234,871	$486,634	$505,238
Operating profit (loss)
Direct Selling	$12,486	$15,377	$32,262	$42,308
Multi-channel Group:
Catalog & Internet	(4,266)	(2,903)	(8,229)	(5,056)
Wholesale	(156)	(4,804)	(6,008)	(12,926)
Subtotal Multi-channel Group	(4,422)	(7,707)	(14,237)	(17,982)
	8,064	7,670	18,025	24,326
Other expense	(1,962)	(1,961)	(6,754)	(3,145)
Earnings (loss) from continuing operations before income taxes and minority interest	$6,102	$5,709	$11,271	$21,181

	July 31, 2008	January 31, 2008
Identifiable Assets
Direct Selling	$310,694	$306,484
Multi-channel Group:
Catalog & Internet	118,948	103,677
Wholesale	145,081	146,612
Subtotal Multi-channel Group	264,029	250,289
Unallocated Corporate	70,155	110,649
Total	$644,878	$667,422

BLYTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.                               Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest.  In August 2008, the Company filed a protest of the assessment, which it intends to vigorously contest.  During fiscal 2008, the Company established a reserve for this matter that it believes is adequate based on existing facts and circumstances.  Although final resolution of this matter is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants.  In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand further the sales and customer base of our flagship brands.  In the Wholesale segment, sales initiatives are targeted to independent retailers, distributors and national accounts.

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

Net Sales

Net sales for the six months ended July 31, 2008 decreased $18.6 million, or approximately 4%, to $486.6 million from $505.2 million in the first six months of the comparable prior year period.  The decrease is primarily a result of lower sales in our domestic markets across all segments, which included the sale of BHI NA, partially offset by increased sales in PartyLite’s international markets.

Net sales for the three months ended July 31, 2008 increased $1.9 million, or 1%, to $236.8 million, from $234.9 million in the comparable prior year period. Strong sales within PartyLite’s international markets, which included the positive impact of foreign exchange translation, were partially offset by lower sales in the domestic operations within all of our segments.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the six months ended July 31, 2008 increased $19.6 million, or 7%, to $310.1 million from $290.5 million in the comparable prior year period. In PartyLite’s European markets, sales increased approximately 26% in U.S. Dollars, a 10% increase in local currency. PartyLite Canada reported an approximate 13% increase in sales as measured in U.S. Dollars, a 2% increase in sales in local currency, versus the prior year. Sales increases in the aforementioned markets were driven primarily by an increase in the number of active independent sales consultants in Europe and Canada of 16% and 5%, respectively. These increases were partially offset by a decline in PartyLite’s U.S. sales, which decreased approximately 17% compared to the prior year primarily due to a decline in the number of active independent sales consultants.

Net sales in the Direct Selling segment for the three months ended July 31, 2008 increased $11.2 million, or 9%, to $141.4 million from $130.2 million in the comparable prior year period. In PartyLite’s European markets, sales increased approximately 35% as measured in U.S. Dollars, an increase of 16% in sales in local currency, versus the prior year. PartyLite Canada’s sales increased 20% as measured in U.S. Dollars, a 13% increase in local currency, versus the prior year. Sales increases in the aforementioned markets were driven primarily by an increase in the number of active independent sales consultants. These sales increases were partially offset by a decline in PartyLite’s U.S. sales, which decreased approximately 16% compared to the prior year mainly due to a decline in active independent sales consultants.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the six months ended July 31, 2008 decreased $4.1 million, or 5%, to $76.0 million from $80.1 million in the comparable prior year period.  Sales declines across the segment, due in part to lower consumer discretionary spending, were partially offset by modest increases in the Miles Kimball brand catalogs and relatively significant increases in the Easy Comforts brand catalogs.

Net sales in the Catalog & Internet segment for the three months ended July 31, 2008 decreased $0.9 million, or 2%, to $39.3 million from $40.2 million in the comparable prior year period.  Sales declines across the segment, due in part to lower consumer discretionary spending, were partially offset by modest increases in the Miles Kimball brand catalogs and relatively significant increases in the Easy Comforts brand catalogs.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the six months ended July 31, 2008 decreased $34.1 million, or approximately 25%, to $100.6 million from $134.7 million in the comparable prior year period. The decrease in sales is primarily due to the sale of the BHI NA business in the first quarter of last year, as well as declines in the home décor businesses, reflecting a softer housing market.

Net sales in the Wholesale segment in the three months ended July 31, 2008 decreased $8.5 million, or approximately 13% to $56.0 million from $64.5 million in the comparable prior year period. The decrease in sales is primarily due to the sale of the BHI NA business, as well as declines in the home décor businesses, reflecting a softer housing market.

Gross Profit

Gross profit for the six months ended July 31, 2008, increased $4.3 million, or 2%, to $267.4 million from $263.1 million in the comparable prior year period.  The increase in gross profit is principally attributable to the prior year’s nonrecurring impairment and accelerated depreciation charges of $2.6 million, resulting from the sale of the BHI NA business during fiscal 2008, as well as strong sales in PartyLite Europe, partially offset by a decline in PartyLite’s U.S. sales. Gross profit margin for the six months ended July 31, 2008 increased to 55.0% of sales from 52.1% in the comparable prior year period. The increase in gross profit margin is primarily attributable to the prior year sale of BHI NA, the mass market gross profit margins of which were lower that of Blyth’s other businesses, price increases and effective cost control efforts, partially offset by higher commodity costs in the current year.

Gross profit for the three months ended July 31, 2008, increased $6.6 million, or 5%, to $128.0 million from $121.4 million in the comparable prior year period. This increase in gross profit is primarily due to the prior year’s impairment and accelerated depreciation charges of $2.1 million, resulting from the sale of the BHI NA business during fiscal 2008, as well as strong sales in PartyLite Europe, in part due to foreign currency translation and organic sales growth. Gross profit margin for the three months ended July 31, 2008 increased to 54.1% of sales from 51.7% in the comparable prior year period.  The gross profit margin improvement is the result of price increases and effective cost control efforts, partially offset by a continued increase in commodity costs, and the aforementioned BHI NA sale related charges.

Selling Expense

Selling expense increased $13.8 million, or 8%, to $186.4 million in the six months ended July 31, 2008, from $172.6 million in the comparable prior year period. The increase in selling expense is primarily due to strategic initiatives undertaken by the PartyLite markets and the Wholesale segment to increase sales. These initiatives include various independent consultant promotional programs as well as customer rebates. These increases are partially offset by the decrease in selling expense related to BHI NA of $1.2 million, as a result of the sale of this business in fiscal 2008. As a percentage of net sales, selling expense increased to 38.3% of net sales for the six months ended July 31, 2008, compared to 34.2% of net sales during the comparable prior year period.

Selling expense for the three months ended July 31, 2008, increased $8.7 million, or 11%, to $87.7 million from $79.0 million in the comparable prior year period. As noted above, the increase in selling expense is primarily due to initiatives undertaken by the North American PartyLite markets and the Wholesale segment to increase sales. As a percentage of net sales, selling expense increased to 37.0% of net sales for the quarter ended July 31, 2008, compared to 33.6% for the comparable prior year period.

Administrative and Other Expense

Administrative and other expense for the six months ended July 31, 2008, decreased $3.1 million, or 5%, to $63.0 million from $66.1 million in the comparable prior year period.  This decline was principally due to severance related charges of $2.9 million taken in the prior year associated with the sale of BHI NA in April 2007. As a percent of sales, administrative expense was 13.0% in the six months ended July 31, 2008 versus 13.1% in the comparable prior year period.

Administrative and other expense for the three months ended July 31, 2008, decreased $2.4 million, or 7%, to $32.3 million from $34.7 million in the comparable prior year period.  As a percent of sales, administrative expense was 13.6% for the quarter ended July 31, 2008 and 14.8% for the comparable prior year period. This decline was principally due to severance related charges of $2.2 million taken in the prior year associated with the sale of BHI NA in April 2007.

Operating Profit (Loss)

Operating profit for the six months ended July 31, 2008 decreased $6.3 million, or 26% to $18.0 million from $24.3 million in the comparable prior year period. The decrease in operating profit is primarily a result of decreased sales and additional promotional expenses at PartyLite U.S. and a higher operating loss at the Miles Kimball Company, partially offset by improved performance in the Wholesale segment and PartyLite Europe.  The increase in the loss at the Miles Kimball Company is attributable to lower sales and higher selling expenses resulting from higher shipping and paper costs. The Wholesale segment’s improved operating performance over the prior year is the result of prior year BHI NA impairment and severance expenses related to the sale of BHI NA and improved operating performance at Sterno due to strategic pricing and better cost management.

Operating profit for the three months ended July 31, 2008 increased $0.4 million, or 5% to $8.1 million from $7.7 million in the comparable prior year period.  In the prior year, the Company’s operating profit was negatively affected by the increase in operating losses in the Wholesale segment as a result of impairment and severance expenses related to the sale of BHI NA. In the Direct Selling Segment current year operating profits decreased as a result of lower sales at PartyLite U.S. and lower operating profits in the Catalog & Internet Segment.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the six months ended July 31, 2008 decreased $10.0 million, or 24%, to $32.3 million from $42.3 million in comparable prior year period.  The decrease is primarily due to lower sales in PartyLite U.S. as well as additional promotional initiatives to increase the number of independent sales consultants. This decrease was partially offset by higher operating profits in PartyLite Europe due to higher sales as a result of an increase in active independent sales consultants.

Operating profit for the three months ended July 31, 2008 in the Direct Selling segment decreased $2.9 million, or

19%, to $12.5 million from $15.4 million in the comparable prior year period. The decrease is primarily due to lower sales in PartyLite U.S. as well as continued promotional initiatives to increase the number of independent sales consultants in all markets offset in part by higher operating profits in PartyLite Europe due to higher sales as a result of an increase in its active independent sales consultants.

Operating Loss - Catalog & Internet Segment

Operating loss for the six months ended July 31, 2008 in the Catalog & Internet segment increased by $3.1 million to $8.2 million, or 61%, from a $5.1 million loss in the comparable prior year period.  This increased loss is related to lower sales as the result of soft economic conditions and the impact of ERP implementation delays. Also contributing to the increase in operating loss are higher printing and shipping and handling costs. The operating loss at Boca Java was reduced from last year primarily due to lower marketing and promotion expense.

Operating loss for the three months ended July 31, 2008 in the Catalog & Internet segment increased $1.4 million to $4.3 million versus $2.9 million in the comparable prior year period.  The increase in operating loss over the prior year is primarily due to lower sales as the result of soft economic conditions, the aforementioned ERP implementation issues and higher shipping and handling costs. The operating loss at Boca Java primarily was reduced from last year primarily due to lower marketing and promotion expense.

Operating Loss - Wholesale Segment

Operating loss for the six months ended July 31, 2008 in the Wholesale segment declined to $6.0 million versus $12.9 million in the comparable prior year period. In fiscal 2008, additional costs were incurred due to the sale of the BHI NA business, which included severance of $3.2 million, and the impairment of certain fixed assets and accelerated depreciation of $2.6 million. Operating performance improved at Sterno due to improved strategic pricing and better cost management. This was offset in part by lower operating profits in the seasonal home décor businesses as a result of lower sales and the continued soft housing market.

Operating loss for the three months ended July 31, 2008 in the Wholesale segment decreased $4.6 million to $0.2 million versus a loss of $4.8 million in the comparable prior year period.  In the second quarter of fiscal 2008, additional costs were incurred due to the sale of the BHI NA business, which included severance of $2.5 million, and the impairment of certain fixed asset and accelerated depreciation of $2.1 million. Operating performance improved at Sterno due to improved strategic pricing and better cost management. This was offset in part by lower operating profits in the seasonal home décor businesses as a result of lower sales attributable to the continued soft housing market.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the six months ended July 31, 2008, decreased approximately $2.4 million, or 33%, to $4.9 million from $7.3 million in the comparable prior year period. Interest expense for the three months ended July 31, 2008 decreased approximately $1.2 million, or 33% to $2.4 million from $3.6 million in the comparable prior year period. The decrease in interest expense for both of these periods is primarily the result of a decrease in long-term borrowings.

Interest income for the six months ended July 31, 2008 decreased approximately $1.6 million to $2.4 million from $4.0 million in the comparable prior year period. Interest income for the three months ended July 31, 2008 decreased approximately $1.1 million to $1.0 million from $2.1 million in the comparable prior year period. The decrease in interest income is primarily due to lower cash and short-term investment balances, as well as our shift to lower yielding, less volatile treasury bills.

Foreign exchange and other losses for the six months ended July 31, 2008 were $4.2 million compared to a gain of $0.2 million in the comparable prior year period. The current year’s loss includes a $5.2 million write-off of our RedEnvelope investment in April 2008, partially offset by beneficial foreign exchange rate fluctuations. Foreign exchange and other losses for the three months ended July 31, 2008 were $0.6 million, compared to a loss of $0.4 million in the comparable prior year period.

Income Taxes

Our effective tax rate for the six months ended July 31, 2008 and 2007 was 62.5% and 29.4%, respectively, which resulted in a provision for income taxes of $7.0 million and $6.2 million, respectively. The higher effective tax rate in the six months ended July 31, 2008 was primarily related to a $1.8 million valuation allowance for the capital loss recorded during the first quarter related to the write down of the RedEnvelope investment discussed in Note 4, as well as the impact of additional taxes recorded during the current quarter resulting from the filing of amended tax returns for the tax years ended 2005 through 2007.  In addition for the six months ended July 31, 2007, our effective rate reflected a benefit of 11% for the reversal of a valuation allowance previously recorded.

The effective tax rate for the three months ended July 31, 2008 was an expense of 50.3% compared to an expense of 43.9% in the prior year. The increase in the effective tax rate for the current quarter is due primarily to the impact of additional taxes recorded during the current quarter resulting from the filing of amended tax returns for the tax years 2005 through 2007.

Net Earnings

Net earnings for the six months ended July 31, 2008 decreased $10.7 million, or 72%, to $4.2 million in from $14.9 million for the same period in fiscal 2008.  The decrease is primarily a result of decreased sales at PartyLite U.S., lower operating profit at Miles Kimball resulting from lower sales and higher selling expenses driven by higher shipping and paper costs, and higher income tax expense.  These decreases were partially offset by the impact of prior year charges related to the BHI NA sale, as well as improved operating performance at Sterno due to strategic price increases and better cost management.

Diluted earnings per share for the six month period ended July 31, 2008, was $0.11, a decrease of $0.26 compared to $0.37 for the comparable prior year period.

Net earnings for the three months ended July 31, 2008 decreased $0.2 million, or 6%, to $3.0 million from $3.2 million for the same period in fiscal 2008.  This decrease is attributed to increased selling and promotional expenses within the Direct Selling segment, partially offset by the increased sales at our international PartyLite markets.

Basic and diluted earnings per share for the three month periods ended July 31, 2007 and 2008, were $0.08.

Liquidity and Capital Resources

Cash and cash equivalents decreased $56.8 million to $106.2 million at July 31, 2008 from $163.0 million at January 31, 2008. The decrease in cash during the first six months of fiscal 2009 was primarily related to cash used to meet working capital needs, share repurchases, the payment of dividends, and the retirement of long-term debt.

Net cash used by operations was $59.9 million for the first six months of fiscal 2009 compared to $28.9 million provided in the prior year period. The increase in cash used by operations is due to lower net earnings as well as changes in working capital. Net changes in operating assets and liabilities decreased cash by $84.0 million, driven primarily by an increase in inventory, due to planned inventory purchases for new product promotions, and accounts receivable. Included in earnings were non-cash charges for depreciation and amortization of $10.3 million.

Net cash provided by investing activities was $6.4 million. Net capital expenditures for property, plant and equipment were $4.5 million for the first six months of fiscal 2009 compared to $4.0 million in the prior year period.  We reduced our investment in the limited partnership by $8.5 million and redeemed our investment in auction rate securities for $5.1 million. Included in investing activities is the $2.5 million outstanding under the revolving credit facility issued to ViSalus.

Net cash used in financing activities was $7.1 million.  Use of cash for the six months period ended July 31, 2008 included our dividend payment during the second quarter of $9.8 million, reduction of long-term debt and capital lease obligations of $6.2 million, and share repurchases of $11.1 million. Net cash provided by our revolving credit facility was $20.0 million.

We anticipate total capital spending of approximately $10.0 million for fiscal 2009. We have grown in part through acquisitions and, as part of this growth strategy, we expect to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate.  We believe our financing needs in the short and long term can be met from cash generated internally and through our borrowing capacity from our existing credit agreements.

On August 4, 2008, the Company signed a definitive agreement to purchase ViSalus through a series of cash investments through 2012 as described in Note 13 of the Condensed Consolidated Financial Statements. The acquisition is dependent on ViSalus meeting certain operating targets and resolving other operating issues. The cost to complete this acquisition, which in part is determined by future operating results, will require additional capital resources. We estimate that we will pay an additional $10.5 million, for a total of $13.0 million including amounts outstanding under the revolving credit facility, before December 31, 2008, in order to obtain a 40% interest in ViSalus common stock.

On October 2, 2006, we executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants.  We have the ability to increase the amount available for borrowing, under certain circumstances, by an additional $50.0 million.  The Credit Facility may be used for seasonal working capital needs and general corporate purposes, including strategic acquisitions. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of July 31, 2008, the Company was in compliance with such provisions.  Amounts outstanding under the amended Credit Facility bear interest, at our option, at the JPMorgan Chase Bank’s prime rate or the Eurocurrency rate plus a spread ranging from 0.80% to 1.70% calculated on the basis of our senior unsecured long-term debt rating.  Amounts available for borrowing under this facility were approximately $51.5 million as of July 31, 2008, reflecting $20.0 million of outstanding borrowings and $3.5 million in outstanding letters of credit.

As of July 31, 2008, we had a total of $2.0 million available under an uncommitted facility with Bank of America, to be used for letters of credit through January 31, 2009.  As of July 31, 2008, no letters of credit were outstanding under this facility.

In May 1999, we filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, we issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. Through July 31, 2008, we have repurchased a total of $106.2 million of these notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of July 31, 2008, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, we issued $100.0 million of 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  As of July 31, 2008, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of July 31, 2008, Miles Kimball had approximately $8.4 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of July 31, 2008, CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 2.6% at July 31, 2008.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 6,000,000 shares that will become effective after we exhaust the 12,000,000 shares authorized for repurchase under the old repurchase program.  Since January 31, 2008, we have purchased 811,545 shares on the open market, for a cost of $11.1 million, bringing the cumulative total purchased shares to 10,462,280 as of July 31, 2008, for a total cost of approximately $224.8 million.  Additionally in fiscal 2005, 4,906,616 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

Critical Accounting Policies

There were no changes to our critical accounting policies in the second quarter of fiscal 2009.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We will be required to account for any acquisition entered into subsequent to January 31, 2009 in accordance with the provisions of this statement. . We do not expect a significant impact of SFAS No. 141R on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect the expanded disclosures of SFAS No. 161 to have a significant impact on our consolidated financial statements.

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

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of July 31, 2008, the company is subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact on our financial statements.  As of July 31, 2008, we held $19.9 million of non-current investments, which consist of auction rate securities.  A 1-percentage point decrease in the rate of return would impact annual pre-tax earnings by approximately $0.2 million if applied to the total.

On July 10, 2003, we terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes.  At July 31, 2008, there was $0.8 million remaining to be amortized.

Foreign Currency Risk

We use foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.  We have and continue to hedge the net assets of certain of our foreign operations through foreign currency forward contracts. The net after-tax loss related to the derivative net investment hedges recorded in Accumulated other comprehensive income (loss) (“AOCI”) during the six months ended July 31, 2008 was $1.9 million. The net loss position in AOCI related to net investment hedges as of July 31, 2008 was $0.1 million.

We have designated our forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  During the first six months of fiscal 2009 the amount transferred to earnings was insignificant. Losses included in accumulated AOCI at July 31, 2008 are $0.2 million and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about our foreign exchange forward contracts at July 31, 2008:

	U.S. Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$3,400	1.00	$76
Euro	56,470	1.47	(3,319)
	$59,870		$(3,243)

The foreign exchange contracts outstanding have maturity dates through December 2008.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of July 31, 2008.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter of the fiscal year ending January 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs

May 1, 2008 – May 31, 2008	—	—	—	8,217,132

June 1, 2008 – June 30, 2008	127,700	$13.24	127,700	8,089,432

July 1, 2008 – July 31, 2008	551,712	$12.49	557,712	7,537,720

Total	679,412	$12.63	679,412	7,537,720

(1)         On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 1.0 million shares to 2.0 million shares; on March 30, 2000 to increase the authorization by 1.0 million shares to 3.0 million;  on December 14, 2000 to increase the authorization by 1.0 million shares to 4.0 million shares; on April 4, 2002 to increase the authorization by 2.0 million shares to 6.0 million shares;  and on June 7, 2006 to increase the authorization by 6.0 million shares to 12.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 6.0 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program.  As of July 31, 2008, we have purchased a total of 10,462,280 shares of Common Stock under the old repurchase program.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on June 4, 2008, and received the votes set forth below:

1) Each of the following persons nominated was elected to serve as a director and received the number of votes set forth opposite their name.

	For	Against	Withheld	Abstentions
Anne M. Busquet	32,945,737	0	347,141	0
Wilma H. Jordan	32,310,290	0	982,588	0
James M. McTaggart	32,814,027	0	478,851	0

In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are: Pamela M. Goergen and Carol J. Hochman (terms expiring in 2009), and Robert B. Goergen, Neil I. Goldman and Howard E. Rose (terms expiring in 2010).

2)  A proposal to approve the Amended and Restated 2003 Omnibus Incentive Plan received 30,709,340 votes for, 837,370 votes against, and 30,212 abstentions.

3) A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors received 33,291,100 votes for, 1,645 votes against, and 131 abstentions.

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

BLYTH, INC.

Date:	September 4, 2008	By:	/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	September 4, 2008	By:	/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer