Form 10-Q
period 2008-10-31
BLYTH INC
filed 2008-12-05
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

35,563,940 Common Shares as of November 30, 2008

Return toTop

BLYTH, INC.

INDEX

Return toTop

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,409	$163,021
Short-term investments	9,650	30,375
Accounts receivable, less allowance for doubtful receivables of $2,554 and $2,006 respectively	65,699	35,054
Inventories	172,180	132,585
Prepaid expenses	18,749	20,134
Other current assets	30,414	11,834
Deferred income taxes	39,505	36,841
Total current assets	398,606	429,844
Property, plant and equipment, at cost:
Less accumulated depreciation of $213,440 and $214,874, respectively	124,754	140,021
Other assets:
Investments	15,426	22,315
Goodwill	15,678	31,854
Other intangible assets, net of accumulated amortization of $10,434 and $9,250, respectively	20,503	31,500
Deposits and other assets	11,019	11,888
Total other assets	62,626	97,557
Total assets	$585,986	$667,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$39,421	$928
Accounts payable	45,814	55,167
Accrued expenses	76,649	78,045
Dividends payable	9,604	-
Income taxes payable	11,525	10,926
Total current liabilities	183,013	145,066
Deferred income taxes	23,197	29,563
Long-term debt, less current maturities	107,906	157,887
Other liabilities	35,989	35,838
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 100,000,000 shares of $0.02 par value;
issued 50,932,836 shares and 50,922,460 shares, respectively	1,019	1,018
Additional contributed capital	140,079	138,163
Retained earnings	473,892	522,328
Accumulated other comprehensive income	19,869	25,444
Treasury stock, at cost, 15,368,896 shares and 14,557,351 shares, respectively	(398,978)	(387,885)
Total stockholders' equity	235,881	299,068
Total liabilities and stockholders' equity	$585,986	$667,422
The accompanying notes are an integral part of these financial statements.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Nine months ended October 31 (In thousands, except per share data)	2008	2007
Net sales	$737,439	$791,107
Cost of goods sold	337,751	383,868
Gross profit	399,688	407,239
Selling	282,203	273,122
Administrative and other	93,019	99,351
Goodwill and other intangibles impairment	45,851	-
Total operating expense	421,073	372,473
Operating (loss) profit	(21,385)	34,766
Other expense (income):
Interest expense	7,419	10,933
Interest income	(3,252)	(6,003)
Foreign exchange and other	6,007	334
Total other expense	10,174	5,264
(Loss) earnings before income taxes and minority interest	(31,559)	29,502
Income tax (benefit) expense	(2,900)	7,940
(Loss) earnings before minority interest	(28,659)	21,562
Minority interest	88	81
Net (loss) earnings	$(28,747)	$21,481
Basic:
Net (loss) earnings per common share	$(0.80)	$0.55
Weighted average number of shares outstanding	35,937	39,183
Diluted:
Net (loss) earnings per common share	$(0.80)	$0.54
Weighted average number of shares outstanding	35,937	39,525
The accompanying notes are an integral part of these financial statements.

Return toTop
BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three months ended October 31 (In thousands, except per share data)	2008	2007
Net sales	$250,805	$285,869
Cost of goods sold	118,555	141,704
Gross profit	132,250	144,165
Selling	95,838	100,477
Administrative and other	29,971	33,247
Goodwill and other intangibles impairment	45,851	-
Total operating expense	171,660	133,724
Operating (loss) profit	(39,410)	10,441
Other expense (income):
Interest expense	2,547	3,587
Interest income	(897)	(1,953)
Foreign exchange and other	1,770	485
Total other expense	3,420	2,119
(Loss) earnings before income taxes and minority interest	(42,830)	8,322
Income tax (benefit) expense	(9,948)	1,717
(Loss) earnings before minority interest	(32,882)	6,605
Minority interest	30	28
Net (loss) earnings	$(32,912)	$6,577
Basic:
Net (loss) earnings per common share	$(0.93)	$0.17
Weighted average number of shares outstanding	35,564	38,748
Diluted:
Net (loss) earnings per common share	$(0.93)	$0.17
Weighted average number of shares outstanding	35,564	39,067
The accompanying notes are an integral part of these financial statements.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
		Additional			Other
	Common	Contributed	Retained	Treasury	Comprehensive
(In thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Total

For the Nine months ended October 31, 2007:
Balance, February 1, 2007	$1,013	$129,367	$534,897	$(323,714)	$22,130	$363,693
FIN 48 adoption adjustment			(2,769)			(2,769)
Adjusted balance, February 1, 2007	1,013	129,367	532,128	(323,714)	22,130	360,924
Net earnings for the period			21,481			21,481
Foreign currency translation adjustments					7,294	7,294
Net unrealized gain on certain investments
(net of tax $208)					340	340
Net loss on cash flow hedging instruments
(net of tax of $859)					(1,595)	(1,595)
Comprehensive income						27,520
Common stock issued in connection with
long-term incentive plan	6	7,073				7,079
Common stock cancelled in connection with
long-term incentive plan	(1)					(1)
Tax benefit from stock options		303				303
Amortization of unearned compensation		947				947
Dividends			(20,865)			(20,865)
Treasury stock purchases				(35,185)		(35,185)
Balance, October 31, 2007	$1,018	$137,690	$532,744	$(358,899)	$28,169	$340,722

For the Nine months ended October 31, 2008:
Balance, February 1, 2008	$1,018	$138,163	$522,328	$(387,885)	$25,444	$299,068
Net loss for the period			(28,747)			(28,747)
Foreign currency translation adjustments					(6,064)	(6,064)
Net unrealized loss on certain investments
(net of tax benefit of $442)					(968)	(968)
Net gain on cash flow hedging instruments
(net of tax liability of $893)					1,457	1,457
Comprehensive loss						(34,322)
Common stock issued in connection with
long-term incentive plan	1					1
Amortization of unearned compensation		1,916				1,916
Dividends			(19,393)			(19,393)
Treasury stock purchases				(11,093)		(11,093)
Accretion of redeemable noncontrolling interest			(296)			(296)
Balance, October 31, 2008	$1,019	$140,079	$473,892	$(398,978)	$19,869	$235,881
The accompanying notes are an integral part of these financial statements.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine months ended October 31 (In thousands)	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(28,747)	$21,481
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	14,856	22,341
Write down of investments	6,126	-
Loss on disposition of fixed assets	11	149
Gain on sale of assets	-	(594)
Unrealized gain on trading investments	(41)	(62)
Stock-based compensation expense	1,439	1,631
Deferred income taxes	(9,225)	8,197
Equity in (loss) earnings of investee	(116)	685
Minority interest	24	23
Goodwill and other intangibles impairment	45,851	-
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(30,914)	(61,919)
Inventories	(40,691)	(2,223)
Prepaid and other	(6,181)	(12,853)
Other long-term assets	370	2,515
Accounts payable	(9,979)	(7,754)
Accrued expenses	(4,478)	10,195
Other liabilities	1,600	1,185
Income taxes	684	(1,598)
Net cash used in operating activities	(59,411)	(18,601)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(6,332)	(7,000)
Purchases of short-term investments	(60,322)	(1,528,700)
Proceeds from sales of short-term investments	75,190	1,573,875
Note receivable issued under revolving credit facility	(4,416)	-
Proceeds from the repayment of note receivable	4,416	-
Proceeds from the sales of businesses, net of cash disposed	-	514
Proceeds from sale of assets	-	25,423
Proceeds from sale of long-term investments	7,204	-
Purchase of businesses, net of cash acquired	(15,813)	-
Net cash (used in) provided by investing activities	(73)	64,112
Cash flows from financing activities:
Proceeds from issuance of common stock	-	7,079
Tax benefit from stock options	-	303
Purchases of treasury stock	(11,093)	(35,185)
Borrowings from bank line of credit	560,800	-
Repayments on bank line of credit	(560,800)	-
Repayments of long-term debt	(11,174)	(4,094)
Payments on capital lease obligations	(375)	(330)
Dividends paid	(9,802)	(10,631)
Net cash used in financing activities	(32,444)	(42,858)
Effect of exchange rate changes on cash	(8,684)	3,652
Net (decrease) increase in cash and cash equivalents	(100,612)	6,305
Cash and cash equivalents at beginning of period	163,021	103,808
Cash and cash equivalents at end of period	$62,409	$110,113
The accompanying notes are an integral part of these financial statements.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

The condensed consolidated financial statements include the accounts of Blyth, Inc. (“the Company”) and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Investments in companies that are not majority owned or controlled are reported using the equity method and are recorded as investments.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company's consolidated financial position at October 31, 2008, the consolidated results of its operations for the three and nine month periods ended October 31, 2008 and 2007 and cash flows for the nine month periods ended October 31, 2008 and 2007. These interim statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended January 31, 2008, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three and nine months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.

2.           Business Acquisitions

On August 4, 2008, the Company signed a definitive agreement (the “Agreement”) to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins and other related nutritional supplements, through a series of investments.  The completion of the remaining investments is contingent upon ViSalus meeting certain operating targets. As part of the transaction, the Company and ViSalus entered into a $5.0 million revolving credit facility that permits ViSalus to borrow from the Company at interest rates comparable to those that the Company receives when borrowing from a third-party lender.

On October 21, 2008, the Company completed the initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. As provided in the Agreement, the availability under the $5.0 million revolving credit facility was reduced to $2.5 million, of which $1.6 million was outstanding as of October 31, 2008. In addition, the Company is required, subject to the conditions in the Agreement, to make additional purchases of ViSalus’s equity interest to increase its equity ownership over time to 57.5%, 72.7% and 100.0%.  These additional purchases are conditioned upon ViSalus meeting certain operating targets in calendar year 2009, 2010 and 2011, respectively, subject to a one-time, one-year extension in any year as defined in the Agreement.  The purchase prices of the additional investments are based on ViSalus’s future operating results as defined in the Agreement. The Company has the option to acquire the remaining interest in ViSalus even if they do not meet the predefined operating targets.

The Company has accounted for ViSalus as a business combination under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS“) No. 141 “Business Combinations”.  The Company analyzed the criteria for consolidation in accordance with ARB No. 51 “Consolidated Financial Statements” and its supporting literature, and has determined it has substantive control through its participating rights and intent to acquire additional ownership interests in ViSalus.

As discussed above, the Company is required to purchase the remaining noncontrolling interests in ViSalus, if ViSalus meets certain operating targets defined in the Agreement.  As a result, these redeemable noncontrolling interests have been accounted for in accordance with the guidance in EITF Topic D-98, Classification and Measurement of Redeemable Securities.  Accordingly, the Company has recognized these noncontrolling interests outside of permanent equity, and will accrete changes in their redemption value through the date of redemption if it continues to be probable that the noncontrolling interests will be redeemed.  The accretion of the redemption value is recognized as a charge to retained earnings, and to the extent that the resulting redemption value (determined in accordance with the Agreement) exceeds the fair value of the noncontrolling interests, the differential will be reflected in the Company’s earnings per share.  As of October 31, 2008, the carrying amount of the redeemable noncontrolling interests was $0.3 million and has been reflected in Other liabilities in the Condensed Consolidated Balance Sheet.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.           Business Acquisitions (continued)

As mentioned in Note 15, the acquisition of ViSalus by Blyth involves related parties. ViSalus is currently owned in part by Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), which together own a significant minority interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of Blyth; Robert B. Goergen, Jr., Vice President of Blyth and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of Blyth), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM.  Todd A. Goergen is a member of the Board of Managers of ViSalus.

Through October 31, 2008, the Company had incurred $1.0 million in costs related to the ViSalus transaction which have been accounted for as part of the cost of the acquisition. For segment reporting purposes, ViSalus is included in the Direct Selling segment.  The operating results for ViSalus for the ten day period ending October 31, 2008 will be included in the Company’s fourth quarter fiscal 2009 Consolidated Statements of Operations, as ViSalus operates on a fiscal year ending December 31.

In August 2008, the Company acquired certain assets of As We Change, a catalog and internet retailer for $2.3 million. The results of operations for As We Change, which were not material, are included in the Consolidated Statements of Operations of the Company since August 3, 2008, the date of acquisition. For segment reporting purposes, As We Change is included in the Catalog & Internet reporting segment.

3.           Divestitures

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

Revenue and costs related to operating the retained facilities and certain agreed-upon transitional support services are included in the Condensed Consolidated Statements of Operations.

4.           Restructuring

During fiscal 2007 the Company initiated restructuring plans within the North American mass channel home fragrance business of the Wholesale segment and the North American operations of the Company’s Direct Selling segment. The execution of these plans continued throughout fiscal 2007, 2008 and into fiscal 2009.

At January 31, 2008, the Company had an accrual for approximately $1.4 million for restructuring charges relating to severance and a lease obligation, net of estimated sublease income.  As a result of a change in estimate relating to future sublease income and payments made during the nine month period ended October 31, 2008, the restructuring accrual approximated $1.5 million as of October 31, 2008. The remaining lease obligation will be paid through fiscal 2013.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.           Restructuring (continued)

The following is a tabular rollforward of the restructuring accruals described above that are included in Accrued expenses:

	Wholesale Segment	Direct Selling Segment
(In thousands)	Severance Costs	Lease Obligation	Severance Costs	Total
Balance at January 31, 2008	$138	$1,151	$100	$1,389
Change in estimate during fiscal 2009	$-	$1,034	$-	$1,034
Payments made in fiscal 2009	(138)	(657)	(100)	(895)
Balance at October 31, 2008	$-	$1,528	$-	$1,528

5.           Investments

The Company’s investments as of October 31, 2008 consisted of a number of financial securities including debt instruments and preferred stocks.  The Company accounts for its investments in debt instruments and preferred stocks in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Certain preferred stocks are bought and sold on a short-term basis with the sole purpose of generating a profit on price differences.  Accordingly, these preferred stocks are classified as trading securities and as such all realized and unrealized gains and losses are recorded in the Condensed Consolidated Statements of Operations in the Foreign exchange and other expense (income) line.  These securities are valued based on quoted prices in inactive markets, as explained in Note 8.

The Company holds other debt and equity auction rate securities (“ARS”) which are classified as available-for-sale.  These securities are valued based on many factors including the credit quality of the issuer and its insurer, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities, as detailed in Note 8. Realized gains and losses on these securities are determined using the specific identification method and are recorded in Foreign exchange and other expense (income).  Unrealized gains and temporary unrealized losses on these securities are recorded in Accumulated other comprehensive income (“AOCI”) within Stockholders' equity.  Unrealized losses that are considered other than temporary are recorded in the Condensed Consolidated Statements of Operations in Foreign exchange and other expense (income).

The Company holds an investment in a limited liability company (“LLC”) obtained through its recent ViSalus acquisition which is accounted for on the cost basis as it holds an insignificant equity interest in this company.  The Company will assess the fair value of this investment each reporting period and if a loss is deemed to be other then temporary, an impairment will be recorded in the Condensed Consolidated Statements of Operations in the Foreign exchange and other expense (income) line.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.           Investments (continued)

Investments, by category and classification:

(In thousands)	October 31, 2008	January 31, 2008
Debt securities	$4,549	$15,000
Equity securities	9,777	15,186
Total available-for-sale securities	14,326	30,186
Preferred stock	9,600	10,184
Other	50	5
Total trading securities	9,650	10,189
Limited partnership	-	10,000
Investment in LLC	1,100	-
Joint venture	-	2,315
Total investments	$25,076	$52,690

As of October 31, 2008 and January 31, 2008, the Company held $14.3 million and $25.0 million, respectively, of ARS classified as available-for-sale securities. The reduction of ARS during the current fiscal year is primarily the result of par value redemptions, of which none were liquidated were below par value. ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. The Company’s auction rate securities are all AAA/Aaa rated investments and consist of a student loan portfolio with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and a closed-end fund consisting of preferred stock of various utilities that maintains assets equal to or greater than 200% of the liquidation preference of its preferred stock. These securities’ valuations considered the financial conditions of the issuer and its guarantor as well as the value of the collateral.  If the credit ratings of the issuer or the collateral deteriorate, the Company may adjust the carrying value of these investments.

The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating all of their holdings by selling their securities at par value. Historically, the par value of these securities approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal 2009 market auctions, including auctions for substantially all our auction rate securities, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these securities could successfully be liquidated at par, the Company has recorded a net unrealized loss of $0.7 million to AOCI as of October 31, 2008 to reflect liquidity risk related to the securities, and has classified these securities as non-current investments as of October 31, 2008.

As of October 31, 2008 and January 31, 2008, the Company held debt securities totaling $5.0 million and $15.0 million, at par, respectively, with contractual maturities greater than ten years from the Balance Sheet date.

All income generated from these debt securities was recorded as Interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.           Investments (continued)

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

The Company’s investment in a limited partnership was purchased in fiscal 2008, at a cost of $10.0 million. During the nine-month period ended October 31, 2008, the Company fully liquidated its investment in the partnership, and has recorded a net loss of $0.7 million during fiscal 2009.

During September 2008 the Company sold its investment in an Australian joint venture for $2.2 million, resulting in a loss of $0.2 million.

The total unrealized gain related to trading investments for the nine-month period ended October 31, 2008 was not significant.

6.           Inventories

The components of inventory are as follows:

(In thousands)	October 31, 2008	January 31, 2008
Raw materials	$10,207	$6,490
Work in process	784	-
Finished goods	161,189	126,095
Total	$172,180	$132,585

7.           Goodwill and Other Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

The Company generally performs its annual assessment of impairment as of January 31, which is our fiscal year-end date.  For goodwill, the first step is to identify whether a potential impairment exists, by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology.  The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and investment risk factors.  The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.           Goodwill and Other Intangibles (continued)

The following table shows changes in the carrying amount of goodwill for the nine months ended October 31, 2008, by operating segment (in thousands):

		Catalog &
(In thousands)	Direct Selling	Internet	Total
Goodwill at January 31, 2008	$2,298	$29,556	$31,854
ViSalus acquisition	13,380		13,380
As We Change acquisition	-	1,295	1,295
Impairment charges	-	(30,851)	(30,851)
Goodwill at October 31, 2008	$15,678	$-	$15,678

On October 21, 2008 the Company acquired a controlling interest in ViSalus. As a result of this transaction the Company has recorded goodwill of $13.4 million and other intangibles that consist of trade names of $4.2 million and amortizable customer relationships of $0.6 million.

On August 3, 2008, the Company acquired certain assets of As We Change, a direct-to-customer retailer. As a result of this transaction, the Company has recorded goodwill of $1.3 million and other intangibles that consist of amortizable customer lists of $0.4 million.

In the third quarter of fiscal 2009, the Miles Kimball Company and the Boca Java business, within the Catalog & Internet segment, experienced substantial declines in operating performance when compared to prior years’ results and their strategic outlook. The Company believes this shortfall in performance was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the goodwill in these reporting units was determined to be fully impaired, as the fair value of these reporting units was less than their carrying value, including goodwill. Accordingly, the Company recorded a non-cash pre-tax goodwill impairment charge of $30.9 million, which included the $1.3 million related to As We Change, during the third quarter of fiscal 2009, writing off the remaining goodwill in the Catalog & Internet segment.

Other intangible assets consisted of the following (In thousands):

(In thousands)	Indefinite-lived trade names and trademarks	Customer relationships	Total
Other Intangibles at January 31, 2008	$25,750	$5,750	$31,500
Additions	4,200	987	5,187
Amortization	-	(1,184)	(1,184)
Impairments	(15,000)	-	(15,000)
Other Intangibles at October 31, 2008	$14,950	$5,553	$20,503

Other intangible assets consisted of indefinite-lived trade names and trademarks and customer realtionships related to the Company’s acquisition of Miles Kimball and Walter Drake in fiscal 2004 and As We Change during fiscal 2009, which are reported in the Catalog and Internet segment; and ViSalus, acquired during fiscal 2009, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually as of January 31, or upon the occurrence of a triggering event.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.           Goodwill and Other Intangibles (continued)

As part of the previously mentioned impairment analysis performed for the Catalog & Internet segment, the Company recorded an impairment charge of $15.0 million, related to certain of the Company’s trade names, which were determined to be impaired due to changes in the business environment and adverse economic conditions currently experienced due to decreased consumer spending. The Company’s amortizable intangibles were not found to be impaired as of October 31, 2008.

Amortization expense for customer lists was $1.2 million and $1.1 million for the nine month periods ended October 31, 2008 and 2007, respectively.  The estimated annual amortization expense for fiscal year 2009 is $1.6 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2010 is as follows:  $1.6 million, $1.3 million, $0.8 million, $0.7 million and $0.6 million.

8.           Fair Value Measurements

On February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for our financial assets and liabilities. This statement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which for the third quarter of fiscal 2009 is October 31, 2008.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, October 31, 2008, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of October 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Equity securities	$19,377	$-	$9,600	$9,777
Debt securities	4,549	-	-	4,549
Deferred compensation plan assets [1]	3,034	3,034	-	-
Foreign exchange forward contracts	6,539	-	6,539	-
Other	50	-	50	-
Total	$33,549	$3,034	$16,189	$14,326
1 There is an offsetting liability for the obligation to its employees on the Company's books.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           Fair Value Measurements (continued)

The table below summarizes the change in the fair value of Level-3 financial assets and liabilities for the nine and three month periods ended October 31, 2008:

(In thousands)	Significant unobservable inputs (Level 3)

Fair value February 1, 2008	$25,000
Settlements	(10,000)
Unrealized loss, net [1]	(674)
Fair value October 31, 2008	$14,326

(In thousands)	Significant unobservable inputs (Level 3)

Fair value August 1, 2008	$19,353
Settlements	(4,900)
Unrealized loss, net [1]	(127)
Fair value October 31, 2008	$14,326
1. All unrealized losses on available for sale investments are recorded as a component of accumulated other comprehensive income.

The Company values its deferred compensation plan assets using Level-1 inputs.  These assets consist of shares of mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges by purchasing forward contracts. These contracts are valued using Level-2 inputs, primarily observable forward foreign exchange rates. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these contracts. Counterparties to these agreements are, however, major international financial institutions with high-quality credit ratings. Due to the size and strength of the institutions the Company enters into agreements with, the risk of loss due to nonperformance is believed to be minimal. The Company values certain preferred stock investments using information classified as Level-2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The debt and equity securities classified as Level-3 consist of auction rate securities, the value of which takes into consideration many factors including the credit quality of the issuer, value of the collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active, observable, market currently for these securities, they have been classified as a Level-3 input.

9.           Earnings per Share

The components of basic and diluted earnings (loss) per share are as follows:

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2008	2007	2008	2007
Net (loss) earnings	$(32,912)	$6,577	$(28,747)	$21,481
Weighted average number of common
shares outstanding:
Basic	35,564	38,748	35,937	39,183
Dilutive effect of restricted shares	-	319	-	342
Weighted average number of common
shares outstanding:
Diluted	35,564	39,067	35,937	39,525

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.           Earnings per Share (continued)

For both the three and nine-month periods ended October 31, 2008, options to purchase 380,100 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for the three and nine-month periods ended October 31, 2007, options to purchase 487,100 and 444,900 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

In accordance with SFAS No. 128, “Earning per Share”, diluted earnings per share has been computed in the same manner as basic earnings per share due to the net loss from continuing operations.

10.           Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2007	11,335,798	$(323,714)
Treasury stock purchases	1,712,226	(35,185)
Balance at October 31, 2007	13,048,024	$(358,899)

Balance at February 1, 2008	14,557,351	$(387,885)
Treasury stock purchases	811,545	(11,093)
Balance at October 31, 2008	15,368,896	$(398,978)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2007	50,637,060	$1,013
Common stock issued in connection with long-term incentive plan	283,400	6
Common stock cancelled in connection with long-term incentive plan	(4,000)	(1)
Balance at October 31, 2007	50,916,460	$1,018

Balance at February 1, 2008	50,922,460	$1,018
Common stock issued in connection with long-term incentive plan	10,376	1
Balance at October 31, 2008	50,932,836	$1,019

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.           Bank Lines of Credit

On October 2, 2006, the Company executed Amendment No. 1 (the “Amendment”) to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The Amendment (i) reduced the amount available for borrowing under the Credit Agreement from $150.0 million to $75.0 million, (ii) changed the initial termination date from June 2, 2010 to June 1, 2009, (iii) increased the rate of interest applicable to loans under the Credit Agreement and (iv) modified some of the covenants. The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of October 31, 2008, the Company was not in compliance with two of the covenants of this agreement that require the Company to maintain a minimum adjusted consolidated net worth and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the most recent twelve month period. As of October 31, 2008, the Company has no outstanding balance under the Credit Facility but did have outstanding $3.1 million in standby letters of credit.  On December 5, 2008, the Company terminated the Credit Facility after providing cash collateral to the issuing bank such that all standby letters of credit are fully satisfied and are no longer considered outstanding under the Credit Facility.

12.           Income Taxes

The Company’s effective tax rate for the nine months ended October 31, 2008 was 9.2%, resulting in an income tax benefit of $2.9 million, compared to the prior year effective tax rate of 26.9%, resulting in an income tax expense of $7.9 million.  The current year’s effective tax rate included a tax benefit of approximately $7.0 million recorded as a result of an international restructuring plan that was completed in the third quarter. This was offset in part by the impact of non-deductible goodwill and other intangible impairment charges of $9.1 million, an additional tax provision of $1.9 million related to a state voluntary disclosure settlement proposal, and a $1.8 million valuation allowance for the capital loss recorded during the first quarter related to the write down of the RedEnvelope investment discussed in Note 5.  The effective tax rate for the first nine months of last year was favorably impacted by $2.3 million as the result of the reversal of a previously established valuation allowance against capital loss carryforwards, and $0.8 million of provision-to-tax return adjustments made as a result of filing the company’s U.S. federal income tax return. The valuation allowance was reversed as a result of a capital gain generated on the sale of certain assets and liabilities of the BHI NA business. These favorable impacts were partially offset by income taxes provided on unremitted foreign earnings.  Excluding these charges and benefits, the effective tax rates for the nine months ended this year and last year would have been 37.6% and 38.3% respectively.

The effective tax rate for the three months ended October 31, 2008 was 23.2% compared to 20.6% in the prior year. The increase in the effective tax rate for the current quarter is due primarily to the tax impact of non-deductible goodwill and other intangible impairment charges of $9.1 million, and an additional tax provision of $1.9 million related to a state voluntary disclosure settlement proposal. This increase was offset in part by a tax benefit of approximately $7.0 million recorded as a result of an international restructuring plan that was completed in the third quarter.  The effective tax rate for the three months ended October 31, 2007 was primarily impacted by favorable provision-to-return adjustments of $0.8 million.  Excluding these charges and benefits, the effective tax rates for the three months ended this year and last year would have been 35.7% and 35.9% respectively.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.           Income Taxes (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007.  In accordance with FIN 48, the Company recorded $1.1 million of accrued interest related to uncertain tax positions in the nine months ended October 31, 2008 as compared to $0.6 million for the same period in 2008. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2008 that may be resolved within the next 12 months is approximately $7.3 million, as a result of the filing of amended tax returns, closing of statutes, and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009, but the amount cannot be reasonably estimated.

13.           Stock Based Compensation

As of October 31, 2008, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of October 31, 2008 6,500,100 shares were authorized and approximately 3,600,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and for restricted stock unit grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. A total of 121,885 RSUs have been granted through the first three quarters of fiscal 2009.

The total compensation expense related to all stock-based compensation plans for the three and nine-month periods ended October 31, 2008 was approximately $0.1 million and $1.4 million, respectively. The total compensation expense related to all stock-based compensation plans for the three and nine-month periods ended October 31, 2007 was approximately $0.4 million and $0.9 million, respectively.  The tax benefit recognized for the three and nine-month periods ended October 31, 2008 was approximately $0.0 million and $0.5 million, respectively.  The tax benefit recognized for the three and nine-month periods ended October 31, 2007 was approximately $0.2 million and $0.4 million, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2008 and 2007 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(Revised) “Share-Based Payment” (“SFAS 123(R)”).

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.           Stock Based Compensation (continued)

The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2008	279,370	$24.30
Granted	121,885	19.91
Vested	(36,108)	27.09
Forfeited	(46,661)	23.12
Nonvested restricted stock and RSUs at October 31, 2008	318,486	$22.48	$2,739
Total restricted stock and RSUs at October 31, 2008	367,309	$23.11	$3,159

Compensation expense related to restricted stock and RSUs for the three and nine-month periods ended October 31, 2008 was approximately $0.1 million and $1.4 million, respectively. Compensation expense related to restricted stock and RSUs for the three and nine-month periods ended October 31, 2007 was approximately $0.4 million and $0.9 million, respectively. There were 5,000 RSUs granted during the third quarter of fiscal 2009.

As of October 31, 2008, there was $2.2 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.1 years. As of October 31, 2008, approximately 320,000 restricted stock awards with a weighted average grant date fair value of $22.48 are expected to vest.  The total unrecognized stock-based compensation cost to be recognized in future periods as of October 31, 2008 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2008	447,400	$27.01	3.97
Options granted	-	-
Options exercised	-	-
Options forfeited	(5,000)	19.24
Options expired	(62,300)	28.56
Outstanding and exercisable at October 31, 2008	380,100	$26.86	3.41	$-

At October 31, 2008 and January 31, 2008, options to purchase 380,100 and 442,400 shares, respectively, were exercisable.  There were no options granted in the first nine months of fiscal 2009.

All outstanding stock options are vested as of October 31, 2008, and therefore no expense was recorded during the first nine months of fiscal 2009 and an insignificant amount was recorded in fiscal 2008.

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.           Segment Information

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items, personalized gifts, nutritional supplements and weight management products, and products for the foodservice trade.  We compete in the global Home Expressions industry, and our products can be found throughout North America, Europe and Australia.  Our financial results are reported in three segments - the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These reportable segments are based on similarities in distribution channels, customers and management oversight.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand.  The Company also operates two small Direct Selling businesses, Two Sisters Gourmet®, which is focused on selling gourmet foods, and ViSalus Sciences®, which sells nutritional supplements and weight management products. All products in this segment are sold in North America through networks of independent sales consultants. PartyLite brand products are also sold in Europe and Australia.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts, kitchen accessories and gourmet coffee and tea.  These products are sold directly to the consumer under the As We Change®, Boca Java®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands.  These products are sold in North America.

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

Return toTop

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.           Segment Information (continued)

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2008	2007	2008	2007
Net Sales
Direct Selling	$139,190	$147,515	$449,271	$437,978
Multi-channel Group:
Catalog & Internet	49,730	52,624	125,718	132,696
Wholesale	61,885	85,730	162,450	220,433
Subtotal Multi-channel Group	111,615	138,354	288,168	353,129
Total	$250,805	$285,869	$737,439	$791,107
Operating profit (loss)
Direct Selling	$4,813	$8,091	$37,076	$50,398
Multi-channel Group:
Catalog & Internet	(47,740)	(225)	(55,969)	(5,281)
Wholesale	3,517	2,575	(2,492)	(10,351)
Subtotal Multi-channel Group	(44,223)	2,350	(58,461)	(15,632)
	(39,410)	10,441	(21,385)	34,766
Other expense	(3,420)	(2,119)	(10,174)	(5,264)
(Loss) earnings from continuing operations
before income taxes and minority interest	$(42,830)	$8,322	$(31,559)	$29,502

		October 31, 2008	January 31, 2008
Identifiable Assets
Direct Selling		$291,173	$306,484
Multi-channel Group:
Catalog & Internet		80,515	103,677
Wholesale		148,655	146,612
Subtotal Multi-channel Group		229,170	250,289
Unallocated Corporate		65,643	110,649
Total		$585,986	$667,422

15.           Related Party Transactions

The acquisition of ViSalus by Blyth involves related parties. ViSalus is currently owned in part by Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), which together own a significant minority interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of Blyth; Robert B. Goergen, Jr., Vice President of Blyth and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of Blyth), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM.  Todd A. Goergen is a member of the Board of Managers of ViSalus.

16.           Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest.  In August 2008, the Company filed a protest of the assessment, which it intends to contest vigorously.  During fiscal 2008, the Company established a reserve for this matter that it believes is adequate based on existing facts and circumstances.  Although final resolution of this matter is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

17.           Subsequent Events

On December 5, 2008, the Company terminated the unsecured revolving credit facility as noted in Note11.

Return toTop

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Overview

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items, personalized gifts, nutritional supplements and weight management products and products for the foodservice trade.  We compete in the global home expressions industry, and our products can be found throughout North America, Europe and Australia.  Our financial results are reported in three segments - the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These reportable segments are based on similarities in distribution channels, customers and management oversight.

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

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants.  In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand further the sales and customer base of our flagship brands.  In the Wholesale segment, sales initiatives are targeted to independent retailers, distributors and national accounts. We are actively realigning several of our operations to improve profitability in response to sales declines.

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

Net Sales

Net sales for the nine months ended October 31, 2008 decreased $53.7 million, or approximately 7%, to $737.4 million from $791.1 million in the first nine months of the comparable prior year period.  The decrease is primarily a result of lower sales in our domestic markets across all segments and the sale of BHI NA last year, partially offset by increased sales in PartyLite’s international markets.

Net sales for the three months ended October 31, 2008 decreased $35.1 million, or 12%, to $250.8 million, from $285.9 million in the comparable prior year period. As noted above, lower sales in the domestic operations within all of our segments were partially offset by increased sales in most PartyLite international markets.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the nine months ended October 31, 2008 increased $11.3 million, or 3%, to $449.3 million from $438.0 million in the comparable prior year period. Sales within the PartyLite’s European markets increased approximately 25% in U.S. Dollars, a 10% increase in local currency. Sales increases in the European markets were driven primarily by a 14% increase in the number of active independent sales consultants. Partially offsetting this increase was a decline in PartyLite’s U.S. sales of approximately 19% compared to the prior year, primarily due to a decline in the number of active independent sales consultants, as well as challenging economic conditions that resulted in fewer shows being booked and held per consultant. PartyLite Canada reported an approximate 1% increase in sales as measured in U.S. Dollars, a 2% decrease in sales in local currency versus the prior year.

Return toTop

Net sales in the Direct Selling segment for the three months ended October 31, 2008 decreased $8.3 million, or 6%, to $139.2 million from $147.5 million in the comparable prior year period. This change was primarily driven by lower sales within PartyLite U.S., which decreased approximately 23% compared to the prior year mainly due to a decline in active independent sales consultants. Additionally, PartyLite Canada’s sales decreased 16% as measured in U.S. Dollars, a 7% decline in local currency, versus the prior year. In PartyLite’s European markets, sales increased approximately 22% as measured in U.S. Dollars, an increase of 12% in local currency, versus the prior year. Sales increases in the European markets were driven primarily by an increase in the number of active independent sales consultants.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the nine months ended October 31, 2008 decreased $7.0 million, or 5%, to $125.7 million from $132.7 million in the comparable prior year period.  Sales declined across the segment due to the impact of order processing difficulties following the implementation of a new ERP system, as well as lower consumer discretionary spending. This sales decline was partially offset by increased in sales in the Miles Kimball and Easy Comforts brand catalogs.

Net sales in the Catalog & Internet segment for the three months ended October 31, 2008 decreased $2.9 million, or 6%, to $49.7 million from $52.6 million in the comparable prior year period.  Sales declines across the segment were due largely to lower consumer discretionary spending, and the previously noted ERP implementation issues.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the nine months ended October 31, 2008 decreased $57.9 million, or approximately 26%, to $162.5 million from $220.4 million in the comparable prior year period. The decrease in sales is primarily due to the sale of the BHI NA business in the first quarter of last year, and sales declines in the home and seasonal décor businesses reflecting a soft housing market and a weak economy.

Net sales in the Wholesale segment in the three months ended October 31, 2008 decreased $23.8 million, or approximately 28%, to $61.9 million from $85.7 million in the comparable prior year period. The decrease in sales is primarily due to declines in the home and seasonal décor businesses reflecting a softer housing market and a weaker economy.

Gross Profit

Gross profit for the nine months ended October 31, 2008, decreased $7.5 million, or 2%, to $399.7 million from $407.2 million in the comparable prior year period.  The decrease in gross profit is principally attributable to the overall 7% decrease in sales, partially offset by prior year’s nonrecurring impairment and accelerated depreciation charges of $3.7 million that resulted from the sale of the BHI NA business during fiscal 2008. Gross profit margin for the nine months ended October 31, 2008 increased to 54.2% of sales from 51.5% in the comparable prior year period. The increase in gross profit margin is primarily attributable to the prior year sale of BHI NA, the mass market gross profit margins of which were lower than Blyth’s other businesses and the aforementioned associated nonrecurring charges, as well as price increases and effective cost control efforts, partially offset by higher commodity costs in the current year.

Gross profit for the three months ended October 31, 2008, decreased $11.9 million, or 8%, to $132.3 million from $144.2 million in the comparable prior year period. This decrease in gross profit is primarily due to the 12% decrease in sales compared to the prior year. Gross profit margin for the three months ended October 31, 2008 increased to 52.7% of sales from 50.4% in the comparable prior year period.  The gross profit margin improvement is the result of price increases and effective cost control efforts, partially offset by a continued increase in commodity costs.

Return toTop

Selling Expense

Selling expense increased $9.1 million, or 3%, to $282.2 million in the nine months ended October 31, 2008, from $273.1 million in the comparable prior year period. The increase in selling expense is primarily due to strategic initiatives undertaken by the PartyLite markets and the Wholesale segment in an effort to increase sales. These initiatives include various independent consultant promotional programs as well as Wholesale pricing incentives. These increases are partially offset by the decrease in selling expense within the Wholesale segment related to the sale of BHI NA of $1.3 million in fiscal 2008. As a percentage of net sales, selling expense increased to 38.3% of net sales for the nine months ended October 31, 2008, compared to 34.5% of net sales during the comparable prior year period.

Selling expense for the three months ended October 31, 2008, decreased $4.7 million, or 5%, to $95.8 million from $100.5 million in the comparable prior year period. This decrease in selling expense is primarily due to the decrease in sales, partially offset by efforts to increase revenue in the PartyLite markets and Wholesale segment. As a percentage of net sales, selling expense increased to 38.2% of net sales for the quarter ended October 31, 2008 compared to 35.1% for the comparable prior year period.

Administrative and Other Expense

Administrative and other expense for the nine months ended October 31, 2008, decreased $6.4 million, or 6%, to $93.0 million from $99.4 million in the comparable prior year period.  This decline was principally due to severance related charges and the termination of an office lease and related assets of $3.0 million and $2.4 million, respectively, taken in April 2007 associated with the sale of BHI NA, as well as improved expense management on a year over year basis. As a percent of sales, administrative expense was 12.6% for the nine months ended October 31, 2008 and 2007.

Administrative and other expense for the three months ended October 31, 2008, decreased $3.2 million, or 10%, to $30.0 million from $33.2 million in the comparable prior year period. This decline was principally due to the $2.4 million impairment charge taken in the third quarter of fiscal 2008, related to the sale of the BHI NA business, as well as improved expense management on a year over year basis. As a percent of sales, administrative expense was 12.0% for the quarter ended October 31, 2008 and 11.6% for the comparable prior year period.

Goodwill and other intangibles impairment

During the third quarter of fiscal 2009 we assessed the recent performance of our Catalog & Internet segment businesses and their strategic outlook. The Miles Kimball Company and Boca Java business experienced lower revenue growth than anticipated and reduced operating margins. This shortfall was primarily attributable to decreased consumer spending. As a result of this analysis we recorded impairment charges related to goodwill and other intangibles totaling $45.9 million. Refer to Note 7 for further details. No impairment was recorded in the prior year comparable period, however a total impairment of $49.2 million was recorded in the fourth quarter of fiscal 2008.

Operating (Loss) Profit

Operating loss for the nine months ended October 31, 2008 was $21.4 million compared to profit of $34.8 million in the comparable prior year period. The decrease in operating profit is primarily a result of the $45.9 million impairment noted above along with decreased sales and additional promotional expenses at PartyLite U.S. and a higher operating loss at the Miles Kimball Company, partially offset by the elimination of last year’s operating losses  and impairment charges associated with the sale of BHI NA.

Operating loss for the three months ended October 31, 2008 was $39.4 million versus a profit of $10.4 million in the comparable prior year period.  The decrease in operating profit is primarily a result of the $45.9 million impairment charge in the Catalog & Internet segment. Current year operating profits decreased primarily as a result of lower sales at PartyLite U.S.

Return toTop

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the nine months ended October 31, 2008 decreased $13.3 million, or 26%, to $37.1 million from $50.4 million in the comparable prior year period.  The decrease is primarily due to lower sales in PartyLite U.S. as well as additional promotional initiatives to increase the number of independent sales consultants. Partially offsetting this decline was an increase in operating profits in PartyLite Europe due to higher sales resulting from an increase in active independent sales consultants.

Operating profit for the three months ended October 31, 2008 in the Direct Selling segment decreased $3.3 million, or 41%, to $4.8 million from $8.1 million in the comparable prior year period. The decrease is primarily due to lower sales in PartyLite U.S. as well as continued promotional initiatives to increase the number of independent sales consultants in all markets, offset in part by higher operating profits in PartyLite Europe due to higher sales as a result of an increase in its active independent sales consultants.

Operating Loss - Catalog & Internet Segment

Operating loss for the nine months ended October 31, 2008 in the Catalog & Internet segment increased to $55.9 million, from $5.3 million in the comparable prior year period.  This increased loss is related to the previously mentioned goodwill and intangibles impairment of the Miles Kimball Company and Boca Java of $45.9 million and lower sales as the result of  lost sales related to an ERP implementation and soft economic conditions. Also contributing to the increase in operating loss are higher printing and shipping & handling costs.

Operating loss for the three months ended October 31, 2008 in the Catalog & Internet segment increased to $47.7 million versus $0.2 million in the comparable prior year period.  This increased loss is related to the previously mentioned goodwill and intangibles impairment of the Miles Kimball Company and Boca Java, lower sales as the result of soft economic conditions, and higher shipping & handling costs.

Operating Profit (Loss) - Wholesale Segment

Operating loss for the nine months ended October 31, 2008 in the Wholesale segment declined to $2.5 million versus $10.4 million in the comparable prior year period. In fiscal 2008, additional costs were incurred due to the sale of the BHI NA business, which included severance of $3.8 million, and the impairment of certain fixed assets and accelerated depreciation of $6.1 million. Operating performance improved at Sterno due to improved strategic pricing and better cost management. These improvements were more than offset by lower operating profits in the seasonal and home décor businesses as a result of lower sales to independent retailers and the continued soft overall economy.

Operating profit for the three months ended October 31, 2008 in the Wholesale segment increased $0.9 million to $3.5 million versus $2.6 million in the comparable prior year period.  In the third quarter of fiscal 2008, additional costs were incurred due to the sale of the BHI NA business, which included asset impairments of $3.5 million and severance of $0.6 million. These improvements were partially offset by lower operating profits in the seasonal and home décor businesses as a result of lower sales to independent retailers and the continued soft overall economy.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the nine months ended October 31, 2008, decreased approximately $3.5 million, or 32%, to $7.4 million from $10.9 million in the comparable prior year period. Interest expense for the three months ended October 31, 2008 decreased approximately $1.1 million, or 31%, to $2.5 million from $3.6 million in the comparable prior year period. The decrease in interest expense for both of these periods is primarily the result of a decrease in long-term borrowings.

Interest income for the nine months ended October 31, 2008 decreased approximately $2.7 million to $3.3 million from $6.0 million in the comparable prior year period. Interest income for the three months ended October 31, 2008 decreased approximately $1.1 million to $0.9 million from $2.0 million in the comparable prior year period. The decrease in interest income is primarily due to lower average cash and short-term investment balances.

Return toTop

Foreign exchange and other losses for the nine months ended October 31, 2008 were $6.0 million compared to $0.3 million in the comparable prior year period. The current year’s loss includes $5.2 million for the permanent impairment of our investment in RedEnvelope. Foreign exchange and other losses for the three months ended October 31, 2008 were $1.8 million, compared to $0.5 million in the comparable prior year period. This increased loss was principally due to the devaluation of foreign currencies on U.S. dollar denominated foreign payables. Gains from foreign currency hedges partially offset these declines.

Income Taxes

The Company’s effective tax rate for the nine months ended October 31, 2008 was 9.2%, resulting in an income tax benefit of $2.9 million, compared to the prior year effective tax rate of 26.9%, resulting in an income tax expense of $7.9 million.  The current year’s effective tax rate included a tax benefit of approximately $7.0 million recorded as a result of an international restructuring plan that was completed in the third quarter. This was offset in part by the impact of non-deductible goodwill and other intangible impairment charges of $9.1 million, an additional tax provision of $1.9 million related to a state voluntary disclosure settlement proposal, and a $1.8 million valuation allowance for the capital loss recorded during the first quarter related to the write down of the RedEnvelope investment discussed in Note 5.  The effective tax rate for the first nine months of last year was favorably impacted by $2.3 million as the result of the reversal of a previously established valuation allowance against capital loss carryforwards, and $0.8 million of provision-to-tax return adjustments made as a result of filing the company’s U.S. federal income tax return. The valuation allowance was reversed as a result of a capital gain generated on the sale of certain assets and liabilities of the BHI NA business. These favorable impacts were partially offset by income taxes provided on unremitted foreign earnings.  Excluding theses charges and benefits, the effective tax rates for the nine months ended this year and last year would have been 37.6% and 38.3% respectively.

The effective tax rate for the three months ended October 31, 2008 was 23.2% compared to 20.6% in the prior year. The increase in the effective tax rate for the current quarter is due primarily to the tax impact of non-deductible goodwill and other intangible impairment charges of $9.1 million, and an additional tax provision of $1.9 million related to a state voluntary disclosure settlement proposal. This increase was offset in part by a tax benefit of approximately $7.0 million recorded as a result of an international restructuring plan that was completed in the third quarter.  The effective tax rate for the three months ended October 31, 2007 was primarily impacted by favorable provision-to-return adjustments of $0.8 million.  Excluding theses charges and benefits, the effective tax rates for the three months ended this year and last year would have been 35.7% and 35.9% respectively.

Net (Loss) Earnings

Net loss for the nine months ended October 31, 2008 was $28.7 million compared to net earnings of $21.5 million for the same period in fiscal 2008.  The decrease is primarily a result of the aforementioned goodwill and other intangibles impairment of $45.9 million and decreased operating profit at PartyLite U.S and the Miles Kimball Company resulting from lower sales and higher selling expenses at PartyLite U.S.. These decreases were partially offset by the impact of nonrecurring prior year charges related to the BHI NA sale, improved operating performance at Sterno due to strategic price increases, better cost management and reduced income tax expense.

Diluted loss per share for the nine month period ended October 31, 2008, was $0.80, a decrease of $1.34 compared to earnings per share of $0.54 for the comparable prior year period.

Net loss for the three months ended October 31, 2008 was $32.9 million compared to net earnings of $6.6 million for the same period in fiscal 2008. The decrease is primarily a result of the aforementioned goodwill and other intangibles impairment, the impact of decreased operating profit at PartyLite U.S and the Miles Kimball Company resulting from lower sales and higher selling expenses at PartyLite U.S. These decreases were partially offset by the impact of prior year charges related to the BHI NA sale, as well as reduced income tax expense.

Diluted loss per share for the three month period ended October 31, 2008, was $0.93, a decrease of $1.10 compared to earnings per share of $0.17 for the comparable prior year period.

Liquidity and Capital Resources

Cash and cash equivalents decreased $100.6 million to $62.4 million at October 31, 2008 from $163.0 million at January 31, 2008. The decrease in cash during the first nine months of fiscal 2009 was primarily related to cash used to meet working capital needs, share repurchases, the payment of dividends, the retirement of long-term debt and capital expenditures.

Net cash used by operations was $59.4 million for the first nine months of fiscal 2009 compared to $18.6 million in the prior year period. The increase in cash used by operations is due to lower net earnings as well as changes in working capital. Net changes in operating assets and liabilities decreased cash by $89.6 million, driven primarily by an increase in inventory related to new product promotions and product lines as well as the impact of lower than expected sales and the seasonal increase in accounts receivable.

Return toTop

Net cash used by investing activities was $0.1 million. Net capital expenditures for property, plant and equipment were $6.3 million for the first nine months of fiscal 2009 compared to $7.0 million in the prior year period.  We liquidated our $10.0 million investment in the limited partnership, received $2.2 million from the sale of our interest in the Australian joint venture and redeemed our investment in auction rate securities for $10.0 million. Included in investing activities are uses of cash for the purchases of ViSalus for $13.0 million and incurred acquisition costs of $1.0 million, for a total acquisition cost of $14.0 million, net of cash acquired of $0.5 million and As We Change for $2.3 million.

Net cash used in financing activities for the nine month period ended October 31, 2008 was $32.4 million, and included our dividend payment during the second quarter of $9.8 million, reduction of long-term debt and capital lease obligations of $11.5 million and share repurchases of $11.1 million.

We anticipate total capital spending of approximately $8.0 million for fiscal 2009. We have grown in part through acquisitions and, as part of this growth strategy, we expect to continue from time to time in the ordinary course of our business to evaluate and pursue acquisition opportunities as appropriate.  We believe our financing needs in the short-term can be met from cash generated internally. In the long-term we may be required to seek additional forms of financing which may or may not be available at acceptable terms and conditions.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. We intend to and may be required to purchase additional interests in ViSalus which will require additional capital resources, increasing our ownership to 100%, as described in Note 2 of the Condensed Consolidated Financial Statements.

In October 2006, we amended our unsecured revolving credit facility (“Credit Facility”) to, among other things, reduce the amount available for borrowing from $150.0 million to $75.0 million and to advance the termination date to June 2009 from June 2010.  The Credit Facility contains requirements that we maintain certain financial ratios and limitations on certain payments.  As of October 31, 2008, we were not in compliance with two of the provisions of the Credit Facility that require us to maintain a minimum adjusted consolidated net worth and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the most recent twelve month period.  As of October 31, 2008 and the date hereof, we have no outstanding balance under the Credit Facility, but did have outstanding $3.1 million in letters of credit.  On December 5, 2008, we terminated the Credit Facility after providing cash collateral to the issuing bank such that all standby letters of credit are fully satisfied and are no longer considered outstanding under the Credit Facility.  We expect to be able to fund our short-term liquidity and working capital needs from cash flows from operations.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms.  In addition, equity markets are continuing to experience rapid and wide fluctuations in value.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing

Return toTop

costs can be affected by short and long-term debt ratings assigned by independent rating agencies.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  Obtaining a new credit facility will more than likely require higher interest costs than we are currently incurring and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings in that amount which may require us to seek other forms of financing, such as term debt, at higher interest rates and additional expenses.

As of October 31, 2008, we had a total of $2.0 million available under an uncommitted facility with Bank of America to be used for letters of credit through January 31, 2009.  As of October 31, 2008, no letters of credit were outstanding under this facility.

In May 1999, we filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, we issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. Through October 31, 2008, we have repurchased a total of $111.3 million of these notes, the remainder of which are due within the next twelve months and have been reclassified to Current maturities of long-term debt.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of October 31, 2008, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, we issued $100.0 million of 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  As of October 31, 2008, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of October 31, 2008, Miles Kimball had approximately $8.3 million of long-term debt outstanding under a real estate mortgage note payable to John Hancock Life Insurance Company, which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of October 31, 2008, CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by LaSalle Bank National Association.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 5.6% at October 31, 2008.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 6,000,000 shares that will become effective after we exhaust the 12,000,000 shares authorized for repurchase under the old repurchase program.  Since January 31, 2008, we have purchased 811,545 shares on the open market, for a cost of $11.1 million, bringing the cumulative total purchased shares to 10,462,280 as of October 31, 2008, for a total cost of approximately $224.8 million.  Additionally in fiscal 2005, 4,906,616 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

On September 11, 2008, the Company announced that it had declared a cash dividend of $0.27 per share of common stock for the six months ended July 31, 2008.  The dividend, authorized at the Company’s September 11, 2008 Board of Directors meeting, was payable to shareholders of record as of November 3, 2008, and was paid on November 17, 2008. The total payment was $9.6 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of fiscal 2009.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Return toTop

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We will be required to account for any acquisition entered into subsequent to January 31, 2009 in accordance with the provisions of this statement. . We are currently assessing the impact of SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We are currently assessing the impact of SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for reporting period beginning after November 15, 2008, with early adoption permitted. We do not expect the expanded disclosures of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective November 15, 2008.  There has been no significant impact of SFAS No. 162 on our consolidated financial statements.

Return toTop

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We have operations outside of the United States and sell our products worldwide.  Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices.  These financial exposures are actively monitored and where considered appropriate managed. We enter into contracts, with the intention of limiting these risks, with only those counterparties that we deem to be creditworthy, in order to also mitigate our non-performance risk.

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of October 31, 2008, the company is subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact on our financial statements.  As of October 31, 2008, we held $15.0 million of non-current investments, which consist of auction rate securities.  A 1-percentage point decrease in the rate of return would impact annual pre-tax earnings by approximately $0.2 million if applied to the total.

On July 10, 2003, we terminated the interest rate swap agreement in relation to $50.0 million of our outstanding 7.90% Senior Notes, which mature on October 1, 2009.  This termination resulted in a deferred gain of approximately $5.0 million, which is being amortized over the remaining term of the notes.  As of October 31, 2008, there was $0.6 million remaining to be amortized.

Foreign Currency Risk

We use foreign exchange forward and options contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.  We have and continue to hedge the net assets of certain of our foreign operations through foreign currency forward contracts. The net after-tax gain related to the derivative net investment hedges recorded in Accumulated other comprehensive income (loss) (“AOCI”) during the nine months ended October 31, 2008 was $3.1 million. The gain in AOCI related to net investment hedges as of October 31, 2008 was $4.8 million.

We have designated our forward exchange and options contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  During the first nine months of fiscal 2009 the amount transferred to earnings was insignificant. Gains included in accumulated AOCI at October 31, 2008 are $0.9 million and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated statements of Cash Flows with the items being hedged.

Return toTop

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk (continued)

The following table provides information about our foreign exchange forward contracts at October 31, 2008:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Gain (Loss)
Canadian Dollar	$4,700	0.97	$676
Euro	54,360	1.48	6,838
	$59,060		$7,514

The foreign exchange contracts outstanding have maturity dates through April 2009.

Return toTop

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of October 31, 2008.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return toTop

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

Set forth below are material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

A downturn in the economy may affect consumer purchases of discretionary items such as our products which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of fiscal year 2008 continued and substantially increased during the third quarter of fiscal year 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items including demand for our products. Factors that could affect consumers' willingness to make such discretionary purchases include general business conditions, levels of employment, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.

The recent turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments and could result in additional impairments to our businesses.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing, if needed, may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. In the event current market conditions prevail we will more than likely be subject to higher interest costs than we are currently incurring and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings in that amount, which may require us to seek other forms of financing, such as term debt, at higher interest rates and additional expenses.

In addition, we may be subject to future impairments of our assets, including investments, goodwill and other intangibles, if the valuation of these assets or businesses continues to decline.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2006, 2007 and 2008, revenue from outside the United States was 25%, 27% and 33% of our total revenue, respectively. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future.

Return toTop

Part II.  OTHER INFORMATION (continued)

Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•	United States and foreign government trade restrictions, including those which may impose restrictions on imports to or from the United States;

•
Foreign government taxes and regulations, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	Foreign labor laws, regulations and restrictions;

•	Difficulty in staffing and managing foreign operations;

•	Adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	Political instability, natural disasters, health crises, war or events of terrorism; and

•	The strength of international economies.

Return toTop

Part II.  OTHER INFORMATION (continued)

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the fiscal year ending January 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2008 – August 31, 2008	-	-	-	7,537,720
September 1, 2008 – September 30, 2008	-	-	-	7,537,720
October 1, 2008 – October 31, 2008	-	-	-	7,537,720
Total	-	-	-	7,537,720

(1) On September 10, 1998, the Company’s Board of Directors approved the Company’s share repurchase program (the “Repurchase Program”) pursuant to which the Company was authorized to repurchase up to 1,000,000 shares of its issued and outstanding Common Stock in open market transactions.  From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 1.0 million shares to 2.0 million shares; on March 30, 2000 to increase the authorization by 1.0 million shares to 3.0 million;  on December 14, 2000 to increase the authorization by 1.0 million shares to 4.0 million shares; on April 4, 2002 to increase the authorization by 2.0 million shares to 6.0 million shares;  and on June 7, 2006 to increase the authorization by 6.0 million shares to 12.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 6.0 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program.  As of October 31, 2008, we have purchased a total of 10,462,280 shares of Common Stock under the old repurchase program.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Return toTop

Part II.  OTHER INFORMATION (continued)

Item 5.   Other Information

(a) Information required to be disclosed on Form 8-K

Item 1.02. Termination of a Material Definitive Agreement

In June 2005, the Company entered into an unsecured revolving credit facility, which was subsequently amended in October 2006 (as amended, the "Credit Facility"), with a group of lenders represented by JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. and LaSalle Bank, National Association as Co-Syndication Agents.  The term of the Credit Facility was through June 2009.  The Credit Facility contains, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments.  As of October 31, 2008, the Company was not in compliance with two of the provisions of this agreement that require the Company to maintain a minimum adjusted consolidated net worth and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the most recent twelve month period.  As of October 31, 2008 and the date hereof, the Company has no outstanding balance under the Credit Facility.  On December 5, 2008, the Company terminated the Credit Facility after providing cash collateral to the issuing bank such that all standby letters of credit are fully satisfied and are no longer considered outstanding under the Credit Facility.

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

Return toTop

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:                           December 5, 2008                                             By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                           December 5, 2008                                             By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer

Return toTop