Form 10-K/A
period 2008-01-31
BLYTH INC
filed 2009-04-02
CIK 921503

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2008, there were 36,232,976 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008 (Incorporated into Part III).

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 is being filed solely to file revised Section 302 certifications.  Other than the revised certifications, there are no other changes to our  Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed with the Securities and Exchange Commission on April 14, 2008.

Item 15.  Exhibits and Financial Statement Schedules

(a)(3) Exhibits

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

Date: April 1, 2009	BLYTH, INC.
By: /s/ Robert B. Goergen Name: Robert B. Goergen Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert B. Goergen Robert B. Goergen	Chairman and Chief Executive Officer; Director (Principal Executive Officer)	April 1, 2009
/s/ Robert H. Barghaus Robert H. Barghaus	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2009
/s/ Anne M. Busquet Anne M. Busquet	Director	April 1, 2009
/s/ Pamela M. Goergen Pamela M. Goergen	Director	April 1, 2009
/s/ Neal I. Goldman Neal I. Goldman	Director	April 1, 2009
/s/ Carol J. Hochman Carol J. Hochman	Director	April 1, 2009
/s/ Wilma H. Jordan Wilma H. Jordan	Director	April 1, 2009
/s/ James M. McTaggart James M. McTaggart	Director	April 1, 2009
/s/ Howard E. Rose Howard E. Rose	Director	April 1, 2009