Form 10-Q/A
period 2008-04-30
BLYTH INC
filed 2009-04-02
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 is being filed solely to file revised Section 302 certifications. Other than the revised certifications, there are no other changes to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 as filed with the Securities and Exchange Commission on June 6, 2008.

Item 6.  Exhibits

Exhibits

31.1           Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2           Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLYTH, INC.

Date:	April 1, 2009	By:	/s/ Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	April 1, 2009	By:	/s/ Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer