Form 10-Q/A
period 2008-07-31
BLYTH INC
filed 2009-04-02
CIK 921503

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 is being filed solely to file revised Section 302 certifications.  Other than the revised certifications, there are no other changes to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 as filed with the Securities and Exchange Commission on September 5, 2008.

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