Form 10-K
period 2009-01-31
BLYTH INC
filed 2009-04-14
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

           (Mark One)

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Non-accelerated filer	Accelerated filer ☒ Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $351.9 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on July 31, 2008 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.

As of March 31, 2009, there were 8,892,665 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2009 (Incorporated into Part III).

Return to Top

Return to Top

PART I
Item 1.  Business
(a) General Development of Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is a multi-channel company competing primarily in the home fragrance and decorative accessories industry.  We design, market and distribute an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts. We also market chafing fuel and other products for the foodservice trade, nutritional supplements and weight management products. Our distribution channels include direct sales, catalog & Internet and wholesale.  Sales and operations take place primarily in the United States, Canada and Europe, with additional activity in Mexico, Australia and the Far East.

Business Acquisition

On August 4, 2008, we signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins and other related nutritional supplements, through a series of investments.  On October 21, 2008, we completed the initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash.  In addition, we may be required to make additional purchases of ViSalus’s equity interest to increase our equity ownership over time to 57.5%, 72.7% and 100.0%.  These additional purchases are conditioned upon ViSalus meeting certain operating targets in calendar year 2009, 2010 and 2011, subject to a one-time, one-year extension.  The purchase prices of the additional investments are based on ViSalus’s future operating results. We have the option to acquire the remaining interest in ViSalus even if they do not meet the predefined operating targets.

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

(b) Financial Information about Segments

We report our financial results in three business segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These segments accounted for approximately 63%, 18% and 19% of consolidated net sales, respectively, for fiscal 2009. Financial information relating to these business segments for fiscal 2007, 2008 and 2009 appears in Note 17 to the Consolidated Financial Statements and is incorporated herein by reference.

Return to Top

(c)           Narrative Description of Business

Direct Selling Segment

In fiscal 2009, the Direct Selling segment represented approximately 63% of total sales.  Our principal Direct Selling business is PartyLite, which sells premium candles and home fragrance products and related decorative accessories.  PartyLite® brand products are marketed in North America, Europe and Australia through a network of independent sales consultants using the party plan method of direct selling.  These products include fragranced and non-fragranced candles, bath products and a broad range of related accessories.

In fiscal 2006, we acquired a party plan company called Two Sisters Gourmet, which is focused on selling gourmet food. Effective March 31, 2009, we combined the Two Sisters Gourmet brand into our PartyLite business and will continue to offer these products as part of the PartyLite party concept.  In October 2008, we acquired our interest in ViSalus, a distributor-based business that sells nutritional supplements, energy drinks and weight management products. Both businesses represented approximately 1% of total sales of the Direct Selling segment in fiscal 2009.

United States Market

Within the United States market, PartyLite®  brand products are sold directly to consumers through a network of independent sales consultants.  These consultants are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them.  Over 21,000 independent sales consultants located in the United States were selling PartyLite products at January 31, 2009.  PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold. Independent distributors sell ViSalus brand products using a one-to-one direct sales model.

International Market

In fiscal 2009, PartyLite products were sold internationally by more than 42,000 independent sales consultants located outside the United States.  These consultants were the exclusive distributors of PartyLite brand products internationally. PartyLite’s international markets during fiscal 2009 were Australia, Austria, Canada, Denmark, Finland, France, Germany, Ireland, Mexico, Norway, Switzerland and the United Kingdom.

We support our independent sales consultants with inventory management and control, and satisfy delivery requirements through an Internet-based order entry system, which is available to all independent sales consultants in the United States, Canada and Europe.

Catalog & Internet Segment

In fiscal 2009, this segment represented approximately 18% of total sales.  We design, market and distribute a wide range of household convenience items, personalized gifts and photo storage products, as well as coffee and tea, within this segment.  These products are sold through the Catalog and Internet distribution channel under brand names that include As We Change®, Boca Java®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake®.

Return to Top

Wholesale Segment

In fiscal 2009, this segment represented approximately 19% of total sales. Products within this segment include candles and related accessories, seasonal decorations and home décor products such as lamps, picture frames and decorative metal accessories. In addition, chafing fuel and tabletop lighting products and accessories for the “away from home” or foodservice trade are sold in this segment.  Our wholesale products are designed, packaged and priced to satisfy the varying demands of retailers and consumers within each distribution channel.

In April 2007, we sold certain assets and liabilities of our Blyth HomeScents International North American mass channel candle business (“BHI NA”), which was part of the Wholesale segment.

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

Product Brand Names

The key brand names under which our Direct Selling segment products are sold are:

PartyLite® Well Being by PartyLite®	Two Sisters Gourmet® ViSalus Sciences®

The key brand names under which our Catalog & Internet segment products are sold are:

As We Change® Boca Java® Easy Comforts® Exposures®	Home Marketplace® Miles Kimball® Walter Drake®

The key brand names under which our Wholesale segment products are sold are:

Ambria® CBK® Colonial Candle® Colonial Candle of Cape Cod®	Colonial at HOME® HandyFuel® Seasons of Cannon Falls® Sterno®

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

Return to Top

Manufacturing, Sourcing and Distribution

In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing and distribution practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities.  Net capital expenditures over the past five years have totaled $73.6 million and are targeted to technological advancements and normal maintenance and replacement projects at our manufacturing and distribution facilities.  We have also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

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

Customers

Customers in the Direct Selling segment are individual consumers served by independent sales consultants.  Sales within the Catalog & Internet segment are also made directly to consumers.  Wholesale segment customers primarily include independent gift and department stores, specialty chains, foodservice distributors, hotels and restaurants.  No single customer accounts for 10% or more of sales.

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

Employees

As of January 31, 2009, we had approximately 2,600 full-time employees, of whom approximately 18% were based outside of the United States.  Approximately 60% of our employees are non-salaried.  We do not have any unionized employees. We believe that relations with our employees are good.  Since our formation in 1977, we have never experienced a work stoppage.

Raw Materials

All of the raw materials used for our candles, home fragrance products and chafing fuel, principally petroleum-based wax, fragrance, glass containers and corrugate, have historically been available in adequate supply from multiple sources.  In fiscal 2009, costs continued to

Return to Top

increase for certain raw materials, such as paraffin and other wax products, dyethelene glycol (DEG) and ethanol, as well as steel and paper, which negatively impacted profitability of certain products in all three segments.

Seasonality

Our business is seasonal, with our net sales strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for our products. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

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

(d)           Financial Information about Geographic Areas

For information on net sales from external customers attributed to the United States and international geographies and on long-lived assets located in the United States and outside the United States, see Note 17 to the Consolidated Financial Statements.

Return to Top

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

Our historical growth has been due in part to acquisitions, and we continue to consider additional strategic acquisitions.  There can be no assurances that we will continue to identify suitable acquisition candidates, consummate acquisitions on terms favorable to us, finance acquisitions successfully integrate acquired operations or that companies we acquire will perform as anticipated.

We may be unable to respond to changes in consumer preferences.

Our ability to manage our inventories properly is an important factor in our operations. The nature of our products and the rapid changes in customer preferences leave us vulnerable to an increased risk of inventory obsolescence. Excess inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. Our ability to meet future product demand in all of our business segments will depend upon our success in sourcing adequate supplies of our products; bringing new production and distribution capacity on line in a timely manner; improving our ability to forecast product demand and fulfill customer orders promptly; improving customer service-oriented management information systems; and training, motivating and managing new employees.  The failure of any of the above could result in a material adverse effect on our financial results.

A downturn in the economy may affect consumer purchases of discretionary items such as our products which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of fiscal 2008 continued and substantially increased during fiscal 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items including demand for our products. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.

Return to Top

The recent turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments and could result in additional impairments to our businesses.

United States and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing, if needed, may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. In the event current market conditions continue we will more than likely be subject to higher interest costs than we are currently incurring and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings in that amount, which may require us to seek other forms of financing, such as term debt, at higher interest rates and with additional expenses.

In addition, we may be subject to future impairments of our assets, including accounts receivable, investments, inventories, property, plant and equipment, goodwill and other intangibles, if the valuation of these assets or businesses continues to decline.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2007, 2008 and 2009, revenue from outside the United States was 27%, 33% and 41% of our total revenue, respectively. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future.

Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•	United States and foreign government trade restrictions, including those which may impose restrictions on imports to or from the United States;

•
foreign government taxes and regulations, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	the laws and policies of the United States, Canada and certain European countries affecting the importation of goods (including duties, quotas and taxes);
•	foreign labor laws, regulations and restrictions;

•	difficulty in staffing and managing foreign operations and difficulty in maintaining quality control;

•	adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;
•	political instability, natural disasters, health crises, war or events of terrorism;

Return to Top
•	transportation costs and delays; and

•	the strength of international economies.

 We are dependent upon sales by independent consultants.

A significant portion of our products are marketed and sold through the direct selling method of distribution, where products are primarily marketed and sold by independent consultants to consumers without the use of retail establishments. This distribution system depends upon the successful recruitment, retention and motivation of a large number of independent consultants to offset frequent turnover. The recruitment and retention of independent consultants depends on the competitive environment among direct selling companies and on the general labor market, unemployment levels, economic conditions, and demographic and cultural changes in the workforce. The motivation of our consultants depends, in large part, upon the effectiveness of our compensation and promotional programs, its competitiveness compared with other direct selling companies, the successful introduction of new products, and the ability to advance through the consultant ranks.

Our sales are directly tied to the levels of activity of our consultants, which is a part-time working activity for many of them. Activity levels may be affected by the degree to which a market is penetrated by the presence of our consultants, the amount of average sales per party, the amount of sales per consultant, the mix of high-margin and low-margin products in our product line and the activities and actions of our competitors.

Earnings of PartyLite’s independent sales consultants are subject to taxation, and in some instances, legislation or governmental agencies impose obligations on us to collect or pay taxes, such as value added taxes, and to maintain appropriate records.  In addition, we may be subject to the risk in some jurisdictions of new liabilities being imposed for social security and similar taxes with respect to PartyLite’s independent sales consultants.  In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat PartyLite’s independent sales consultants as employees, or that PartyLite’s independent sales consultants are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors or agents under existing laws and interpretations, we may be held responsible for social charges and related taxes in those jurisdictions, plus related assessments and penalties, which could harm our financial condition and operating results.

Our profitability may be affected by shortages of raw materials.

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in production requirements, weather or other factors, including supply disruptions due to production or transportation delays.  While the price of crude oil is only one of several factors impacting the price of petroleum wax, it is possible that recent fluctuations in oil prices may have a material adverse affect on the cost of petroleum-based products used in the manufacture or transportation of our products, particularly in the Direct Selling and Wholesale segments.  In recent years, substantial cost increases for certain raw materials, such as paraffin, dyethelene glycol (DEG) and ethanol, as well as aluminum and paper, negatively impacted profitability of certain products in all three segments.

Return to Top

We are dependent upon our key corporate management personnel.

Our success depends in part on the contributions of our key corporate management, including our Chairman and Chief Executive Officer, Robert B. Goergen, as well as the members of the Office of the Chairman: Robert H. Barghaus, Vice President and Chief Financial Officer; Robert B. Goergen, Jr., Vice President and President, Multi-Channel Group; and Anne M. Butler, Vice President and President, PartyLite Worldwide.  We do not have employment contracts with any of our key corporate management personnel except the Chairman and Chief Executive Officer, nor do we maintain any key person life insurance policies.  The loss of any of the key corporate management personnel could have a material adverse effect on our operating results.

Our businesses are subject to the risks from increased competition.

Our business is highly competitive both in terms of pricing and new product introductions.  The worldwide market for decorative and functional products for the home is highly fragmented with numerous suppliers serving one or more of the distribution channels served by us.  In addition, we compete for independent sales consultants with other direct selling companies.  Because there are relatively low barriers to entry in all of our business segments, we may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us.  Competition includes companies selling candles manufactured at lower costs outside of the United States.  Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

We may be adversely affected by proposed FTC regulations.

In April 2006, the U.S. Federal Trade Commission ("FTC") issued a notice of proposed rulemaking that if implemented, as originally proposed, will regulate all sellers of “business opportunities” in the United States. The proposed rule, as originally proposed, would, among other things, require all sellers of business opportunities, which would likely include PartyLite, to implement a seven-day waiting period before entering into an agreement with a prospective business opportunity purchaser and provide all prospective business opportunity purchasers with substantial disclosures in writing regarding the business opportunity and the company.  In March 2008, the FTC revised the proposed rulemaking to remove from the coverage of the rule certain  types of direct selling companies, including PartyLite. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as currently proposed.

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

Return to Top

Changes in our effective tax rate may have an adverse effect on our reported earnings.

Our effective tax rate and the amount of our provision for income taxes may be adversely affected by a number of factors, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	changes in available tax credits;

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in accounting standards or tax laws and regulations, or interpretations thereof;

•	the resolution of issues arising from uncertain positions and tax audits with various tax authorities; and

•	penalties and/or interest expense that we may be required to recognize on liabilities associated with uncertain tax positions.

ViSalus’s business is affected by extensive laws, governmental regulations and similar constraints, and their failure to comply with those constraints may have a material adverse effect on ViSalus’s financial condition and operating results.

ViSalus is affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of ViSalus’s products; (2) product claims and advertising, including direct claims and advertising by ViSalus, as well as claims and advertising by distributors, for which ViSalus may be held responsible; (3) ViSalus’s network marketing program; and (4) taxation of ViSalus’s independent distributors (which in some instances may impose an obligation on ViSalus to collect the taxes and maintain appropriate records).  There can be no assurance that ViSalus or its distributors are in compliance with all of these regulations, and the failure by ViSalus or its distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact ViSalus’s business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of ViSalus’s products, resulting in significant loss of sales revenues.

In addition, ViSalus’s network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States. ViSalus is subject to the risk that, in one or more markets, its network marketing program could be found not to be in compliance with applicable law or regulations.  Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not

Return to Top

include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where ViSalus believes that its network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, it is subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of ViSalus’s network marketing program to comply with current or newly adopted regulations could negatively impact its business in a particular market or in general.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 might have an impact on market confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In connection with the preparation of this report, we identified and reported a material weakness in our internal controls over financial reporting relating to accounting for income taxes. As a result of this material weakness, we were unable to conclude that our internal control over financial reporting was effective as of January 31, 2009.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth the location and approximate square footage of our major manufacturing and distribution facilities:
Location	Use	Business Segment	Approximate Square Feet
			Owned	Leased
Arndell Park, Australia	Distribution	Direct Selling	—	38,000
Batavia, Illinois	Manufacturing and Research & Development	Direct Selling and Wholesale	486,000	—
Cannon Falls, Minnesota	Distribution	Wholesale	—	192,000
Carol Stream, Illinois	Distribution	Direct Selling	—	651,000
Cumbria, England	Manufacturing and related distribution	Direct Selling	90,000	—
Deerfield Beach, Florida	Roasting, packaging and distribution	Catalog & Internet	—	22,000
Elkin, North Carolina	Manufacturing and related distribution	Wholesale	280,000	—
Heidelberg, Germany	Distribution	Direct Selling	—	6,000
Monterrey, Mexico	Distribution	Direct Selling	—	45,000
Oshkosh, Wisconsin	Distribution	Catalog & Internet	—	386,000
Texarkana, Texas	Manufacturing and related distribution	Wholesale	154,000	65,000
Tilburg, Netherlands	Distribution	Direct Selling	442,500	—
Union City, Tennessee	Warehouse and distribution	Wholesale	360,000	12,500

Return to Top

Our executive and administrative offices are generally located in leased space (except for certain offices located in owned space).  Most of our properties are currently being utilized for their intended purpose.

Item 3.  Legal Proceedings

We are involved in litigation arising in the ordinary course of business.  In our opinion, existing litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Stockholders on January 29, 2009 at which the stockholders approved an amendment to our Restated Certificate of Incorporation that: (1) effects a reverse stock split of our common stock at one of two split ratios to be selected by our Board of Directors, either 1-for-3 or 1-for-4 (“Proposal No. 1”), and (2) decreases the total number of authorized shares from 110,000,000 shares to 60,000,000 shares, 50,000,000 shares of which will be common stock, par value $0.02 per share, and 10,000,000 shares of which will be preferred stock, par value $0.01 per share (“Proposal No. 2”).   Immediately following stockholder approval, the Board of Directors approved the implementation of the reverse stock split at the ratio of 1-for-4.

The number of votes cast for and against, as well as the number of abstentions, as to Proposal Nos. 1 and 2 were:

	For	Against	Abstentions
Proposal No. 1	25,494,738	3,442,260	8,062
Proposal No. 2	25,555,772	3,376,943	12,345

There were no votes withheld or broker non-votes as to Proposal No. 1 or 2.

The reverse stock split was effective at 6:01 p.m., Eastern Time, on January 30, 2009.

Return to Top

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH.  Effective as of 6:01 p.m., Eastern Time, on January 30, 2009 we implemented a 1-for-4 reverse stock split of our Common Stock.  The following table provides the closing price range for the Common Stock on the New York Stock Exchange, all of which amounts have been retroactively adjusted to give effect to the reverse stock split (such adjustment has been calculated by multiplying the historic stock price by four, the reverse stock split multiple; none of the information in the following table represents actual closing prices of the Common Stock):

	High	Low
Fiscal 2008
First Quarter	$109.24	$79.48
Second Quarter	120.88	89.28
Third Quarter	94.00	64.00
Fourth Quarter	96.12	70.52

Fiscal 2009
First Quarter	$89.44	$67.36
Second Quarter	78.88	47.72
Third Quarter	64.56	25.60
Fourth Quarter	35.40	13.64

As of March 31, 2009, there were approximately 1,500 registered holders of record of the Common Stock.

On April 7, 2009, the Board of Directors declared a regular semi-annual cash dividend in the amount of $0.10 per share payable in the second quarter of fiscal 2010. During fiscal 2009 and 2008, the Board of Directors declared dividends as follows (such amounts have been adjusted to give effect to the reverse stock split by multiplying the actual amount of the dividend by four, the reverse stock split multiple): $1.08 per share payable in the second and fourth quarters of fiscal 2009 and $1.08 per share payable in the second and fourth quarters of fiscal 2008. Our ability to pay cash dividends in the future is dependent upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund new acquisitions or retire debt.

Return to Top

The following table sets forth, for the equity compensation plan categories listed below, information as of January 31, 2009 (which information has been adjusted to give effect to the reverse stock split):

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(b) Weighted-average exercise price of outstanding options, warrants and rights[1]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	79,425	$107.10	909,656
Equity compensation plans not approved by security holders	-	-	-
Total	79,425	$107.10	909,656
1 The information in this column excludes 90,947 restricted stock units outstanding as of January 31, 2009.

The following table sets forth certain information concerning the repurchases of Common Stock made by us during the fourth quarter of fiscal 2009 (the amounts set forth under “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs” have been adjusted to give effect to the reverse stock split):

Issuer Purchases of Equity Securities[1]

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2008 -November 30, 2008	-	$-	-	1,884,430
December 1, 2008 -December 31, 2008	-	-	-	1,884,430
January 1, 2009 -January 31, 2009	-	-	-	1,884,430
Total	-	$-	-	1,884,430
_____________________________

1 On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006, the Board of Directors increased the

Return to Top

authorization under this repurchase program, five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program.  As of January 31, 2009, we have purchased a total of 2,615,570 shares of Common Stock under the old repurchase program.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split.

Return to Top

Performance Graph

The performance graph set forth below reflects the yearly change in the cumulative total stockholder return (price appreciation and reinvestment of dividends) on our Common Stock compared to the S&P 500 Index and the S&P 400 Midcap Index for the five fiscal years ended January 31, 2009. The graph assumes the investment of $100 in Common Stock and the reinvestment of all dividends paid on such Common Stock into additional shares of Common Stock and such indexes over the five-year period.  We believe that we are unique and do not have comparable industry peers. Since our competitors are typically not public companies or are themselves subsidiaries or divisions of public companies engaged in multiple lines of business, we believe that it is not possible to compare our performance against that of our competition. In the absence of a satisfactory peer group, we believe that it is appropriate to compare us to companies comprising the S&P 400 Midcap Indexes.

Blyth, Inc. Performance Graph
Comparison Of Total Stockholder Return

300
250
200
150
100
50
0

	1/31/2004	1/31/2005	1/31/2006	1/31/2007	1/31/2008	1/31/2009
Blyth	100	95	67	66	71	12
S&P 500	100	106	117	134	131	81
S&P 400 Midcap	100	111	136	147	143	90

Return to Top

Item 6.   Selected Financial Data

Set forth below are selected summary consolidated financial and operating data for fiscal years 2005 through 2009, which have been derived from our audited financial statements for those years.  The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report. The per share amounts and number of shares outstanding have been adjusted to give effect to the 1-for-4 reverse stock split of our common stock that we implemented at the end of January 2009.

	Year ended January 31,
(In thousands, except per share and percent data)	2005	2006	2007	2008	2009
Statement of Earnings Data: (1)
Net sales	$1,301,365	$1,254,261	$1,220,611	$1,164,950	$1,050,793
Gross profit	694,588	635,785	596,669	615,471	577,216
Operating profit (2) (3)	144,783	45,167	15,644	30,887	4,028
Interest expense	18,936	20,602	19,074	15,540	10,001
Earnings (loss) from continuing operations
before income taxes and minority interest	128,268	26,444	5,369	21,725	(11,525)
Earnings (loss) from continuing operations
before minority interest	82,106	20,065	2,705	11,178	(15,365)
Earnings (loss) from continuing operations	82,364	20,531	2,555	11,072	(15,480)
Earnings (loss) from discontinued operations (4)	14,150	4,326	(105,728)	-	-
Net earnings (loss)	96,514	24,857	(103,173)	11,072	(15,480)
Basic net earnings (loss) from continuing operations
per common share	$7.64	$2.01	$0.26	$1.15	$(1.73)
Basic net earnings (loss) from discontinued operations
per common share	$1.31	$0.42	$(10.63)	$-	$-
Net earnings (loss) per basic common share	$8.95	$2.43	$(10.37)	$1.15	$(1.73)
Diluted net earnings (loss) from continuing operations
per common share	$7.56	$1.99	$0.26	$1.14	$(1.73)
Diluted net earnings (loss) from discontinued operations
per common share	$1.30	$0.42	$(10.56)	$-	$-
Net earnings (loss) per diluted common share	$8.86	$2.41	$(10.30)	$1.14	$(1.73)
Cash dividends paid, per share	$1.44	$1.76	$2.00	$2.16	$2.16
Basic weighted average number
of common shares outstanding	10,784	10,239	9,945	9,648	8,971
Diluted weighted average number
of common shares outstanding	10,889	10,294	10,014	9,732	8,971
Operating Data:
Gross profit margin	53.4%	50.7%	48.9%	52.8%	54.9%
Operating profit margin	11.1%	3.6%	1.3%	2.7%	0.4%
Net capital expenditures	$20,976	$17,272	$17,714	$9,421	$8,173
Depreciation and amortization	35,600	35,875	34,630	31,974	18,628
Balance Sheet Data:
Total assets	$1,075,820	$1,116,520	$774,638	$667,422	$574,103
Total debt	287,875	371,742	215,779	158,815	145,731
Total stockholders' equity	521,349	493,824	363,693	299,068	248,498

(1)
Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of As We Change, acquired in August 2008, and ViSalus, acquired in October 2008, none of which individually or in the aggregate had a material effect on the Company’s results of operations.

(2)
Fiscal 2007 and 2008 earnings include restructuring charges recorded in the Wholesale and Direct Selling segments of $24.0 million and $2.3 million, respectively. Fiscal 2009 earnings include restructuring charges recorded in the Direct Selling segment of $1.7 million (See Note 5 to the Consolidated Financial Statements).

Return to Top

(3)	Fiscal 2006 and 2007 pre-tax earnings include goodwill and other intangibles impairment charges of $53.3 million and $48.8 million in the Wholesale segment, respectively. Fiscal 2008, and 2009 pre-tax earnings include goodwill and other intangibles impairment charges of $49.2 million and $48.8 million in the Catalog & Internet segment, respectively (See Note 9 to the Consolidated Financial Statements).

(4)
In fiscal 2007, the Kaemingk Edelman., Euro-Decor, Gies and Colony businesses were sold (See Note 4 to the Consolidated Financial Statements).  The results of operations for these business units have been reclassified to discontinued operations for all periods presented.

Return to Top

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

Overview

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items and personalized gifts.  We also market chafing fuel and other products for the foodservice trade, nutritional supplements, and weight management products.  We compete in the global home expressions industry, and our products can be found throughout North America, Europe and Australia.  Our financial results are reported in three segments, the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These reportable segments are based on similarities in distribution channels, customers and management oversight.

Fiscal 2009 net sales are comprised of an approximately $660 million Direct Selling business, an approximately $190 million Catalog & Internet business and an approximately $200 million Wholesale business.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.

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

Reverse Stock Split

At the end of January 2009, we implemented a 1-for-4 reverse stock split of our outstanding common stock that reduced the number of outstanding shares of common stock from 35.6 million to 8.9 million. The per share amounts within this section have been adjusted to give effect to the reverse stock split.

Business Acquisition

On August 4, 2008, we signed an agreement to purchase ViSalus, a direct seller of vitamins and other related nutritional supplements, through a series of investments.  On October 21, 2008, we completed the initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash.  In addition, we may be required to make additional purchases of ViSalus’s equity interest to increase our equity ownership over time to 57.5%, 72.7% and 100.0%.  These additional purchases are conditioned upon ViSalus meeting certain operating targets in calendar year 2009, 2010 and 2011, subject to a one-time, one-year extension in any year.  The purchase prices of the additional investments are based on ViSalus’s future operating results.  We have the

Return to Top

option to acquire the remaining interest in ViSalus even if they do not meet the predefined operating targets.

Sale of Mass Channel Candle Business

On April 27, 2007, we sold certain assets and liabilities of our BHI NA mass channel candle business, which was part of the Wholesale segment. The net assets were sold for $25.3 million, including proceeds from the sale of overstock inventory of $1.3 million. Of this amount, $21.8 million was received at closing and a total of $3.5 million was received subsequently in fiscal 2008. The sale resulted in a pre-tax loss of $0.6 million, which was recorded in Administrative expenses in the Consolidated Statements of Earnings (Loss).

Segments

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand.  The Company also has an interest in another direct selling business, ViSalus Sciences®, which sells nutritional supplements and weight management products. All products in this segment are sold in North America through networks of independent sales consultants. PartyLite brand products are also sold in Europe and Australia.

Within the Catalog & Internet segment, we design, source and market a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts, kitchen accessories and gourmet coffee and tea.  These products are sold directly to the consumer under the As We Change ®, Boca Java®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands.  These products are sold in North America.

Within the Wholesale segment, we design, manufacture or source, market and distribute an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments and trim, and home décor products such as picture frames, lamps and textiles.  Products in this segment are sold primarily in North America to retailers in the premium and specialty markets under the CBK®, Colonial Candle of Cape Cod®, Colonial at HOME® and Seasons of Cannon Falls® brands.  In addition, chafing fuel and tabletop lighting products and accessories for the “away from home” or foodservice trade are sold through this segment under the Ambria®, HandyFuel® and Sterno® brands.

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase or decrease of certain items included in our Consolidated Statements of Earnings (Loss):

				Percentage Increase (Decrease) from Prior Period
	Percentage of Net Sales			Fiscal 2008 Compared to Fiscal 2007	Fiscal 2009 Compared to Fiscal 2008
	Years Ended January 31
	2007	2008	2009
Net sales	100.0	100.0	100.0	(4.6)	(9.8)
Cost of goods sold	51.1	47.2	45.1	(11.9)	(13.8)
Gross profit	48.9	52.8	54.9	3.2	(6.2)
Selling	33.6	34.8	38.1	(1.1)	(1.1)
Administrative	10.0	11.2	11.8	6.2	(4.9)
Operating profit	1.3	2.7	0.4	N/M	N/M
Earnings from continuing operations	0.2	1.0	(1.5)	N/M	N/M

N/M - Percent change from the prior year is not meaningful in concluding on our performance.

Return to Top

Fiscal 2009 Compared to Fiscal 2008

Consolidated Net Sales

Net sales decreased $114.2 million, or approximately 10%, from $1,165.0 million in fiscal 2008 to $1,050.8 million in fiscal 2009.  The decrease is a result of a decline in sales in PartyLite’s North American businesses and overall declines in sales in our Wholesale and Catalog & Internet segments. This decrease was partially offset by an increase in sales within PartyLite’s International markets.

Net Sales – Direct Selling Segment

Net sales in the Direct Selling segment decreased $22.3 million, or 3%, from $686.8 million in fiscal 2008 to $664.5 million in fiscal 2009.  PartyLite’s U.S. sales decreased approximately 23% compared to the prior year, this decrease was driven by a decline in the number of sales consultants, which declined from over 27,000 as of January 31, 2008 to over 21,000 as of January 31, 2009, as well as fewer shows. The reduction in sales consultants is partially the result of an increase in competition to attract and retain consultants due to more companies entering the direct selling channel. Additionally, the recent economic downturn in the U.S. economy has led to lower consumer discretionary spending, which resulted in fewer shows and opportunities to promote our products and recruit new consultants.  We have been initiating new and expanded means to maintain our consultant count such as increased training and promotional initiatives.

PartyLite Canada reported an approximately 10% decrease compared to the prior year in U.S. dollars, or 6% on a local currency basis. The sales decrease in Canada is primarily due to the decrease in its consultant base.

In PartyLite’s European markets, sales increased approximately 14% in U.S. dollars, driven by strong sales in the newer markets, an increase of about 5,000 consultants and favorable foreign currency translation.  On a local currency basis, PartyLite Europe sales increased approximately 10%. PartyLite Europe represented approximately 42% of PartyLite’s worldwide net sales in fiscal 2008 compared to 50% in fiscal 2009, reflecting the continued sales growth.

Net sales in the Direct Selling segment represented approximately 59% of total Blyth net sales in fiscal 2008 compared to 63% in fiscal 2009.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $16.7 million, or 8%, from $206.8 million in fiscal 2008 to $190.1 million in fiscal 2009.  This decrease is due to lower consumer discretionary spending, as well as order processing difficulties associated with the implementation of a new Enterprise Resource Planning (“ERP “) system.

Net sales in the Catalog & Internet segment accounted for approximately 18% of total Blyth net sales in fiscal 2008 and 2009.

Net Sales – Wholesale Segment

Net sales in the Wholesale segment decreased $75.2 million, or 28%, from $271.4 million in fiscal 2008 to $196.2 million in fiscal 2009.  The decrease is a result of reduced sales within our home décor and seasonal decor product lines, which were adversely impacted by the weak housing market. In addition, sales were negatively impacted by $31.8 million, as a result of the

Return to Top

sale of our mass channel candle business, which occurred at the end of the first quarter of fiscal 2008.

Net sales in the Wholesale segment represented approximately 23% of total Blyth net sales in fiscal 2008 compared to 19% in fiscal 2009.

Consolidated Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $38.3 million, or 6%, from $615.5 million in fiscal 2008 to $577.2 million in fiscal 2009. The decrease in gross profit is primarily attributable to the 10% decrease in sales, partially offset by efforts to control costs including reductions in workforce within the manufacturing and distribution operations and renegotiations of certain vendor and supplier contracts. The gross profit margin increased from 52.8% in fiscal 2008 to 54.9% in fiscal 2009.  This increase from prior year is due in part to nonrecurring charges of $8.9 million, or 0.8%, relating to severance, inventory write-downs and asset impairments in connection with the sale of BHI NA during fiscal 2008. The balance of this increase was primarily due to the absence of BHI NA sales in fiscal 2009 since BHI NA operated at lower margins than Blyth’s other businesses in the prior year.

Blyth’s consolidated selling expense decreased $4.6 million, or approximately 1%, from $405.3 million in fiscal 2008 to $400.7 million in fiscal 2009.  The decrease in selling expense relates to the reduced sales in PartyLite U.S. (from $303.8 million is fiscal 2008 to $234.9 million in fiscal 2009) and the Wholesale and Catalog & Internet segments. Offsetting the impact in reduced sales are strategic initiatives undertaken by PartyLite to increase sales. These initiatives include various independent consultant promotional programs aimed at increasing sales and recruiting new consultants. Selling expense as a percentage of net sales increased from 34.8% in fiscal 2008 to 38.1% in fiscal 2009.  Overall, the increase in selling expense as a percent of sales is primarily a result of sales decreasing at a greater rate than selling expenses.

Blyth consolidated administrative expenses decreased $6.3 million, or 5%, from $130.1 million in fiscal 2008 to $123.8 million in fiscal 2009.  This decline was principally due to severance related charges ($3.2 million) and the termination of an office lease ($2.4 million) taken during fiscal 2008 associated with the sale of BHI NA, as well as improved expense management on a year over year basis.  Administrative expenses as a percentage of sales were approximately 11.2% for fiscal 2008 and 11.8% for fiscal 2009.

Impairment charges of $49.2 million for goodwill and other intangibles were recognized in the Catalog & Internet segment in fiscal 2008, compared to $48.8 million in fiscal 2009. In both years we reviewed the performance of the Miles Kimball business and its projected outlook. The Miles Kimball business experienced lower revenue growth and reduced operating margins than anticipated during both fiscal 2008 and 2009. This shortfall in revenues and profit was primarily attributable to decreased consumer spending due to changes in the business environment, an overall weak economic climate and higher postage, paper and printing costs. As a result, the goodwill and intangibles in the Catalog & Internet segment were determined to be impaired in fiscal 2008 and further impaired in fiscal 2009.

Blyth’s consolidated operating profit decreased $26.9 million from $30.9 million in fiscal 2008 to $4.0 million in fiscal 2009.  The decrease is primarily due to the decrease in sales partially offset by a corresponding decrease in selling, general and administrative expenses as a result of initiatives to maintain sales, as well as severance incurred due to reductions in personnel.

Return to Top

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment decreased $24.3 million, or 25%, from $98.7 million in fiscal 2008 to $74.4 million in fiscal 2009. The decrease was primarily due to a 20% reduction in sales for PartyLite’s North American operations and increased promotional costs of $5.0 million. Partially offsetting this decline was an improvement in sales within PartyLite Europe, including the positive effects of stronger foreign currencies.

Operating Loss – Catalog & Internet Segment

Operating loss in the Catalog & Internet segment increased by $10.2 million, from $48.9 million in fiscal 2008, to $59.1 million in fiscal 2009.  This increased loss was primarily due to the issues associated with the implementation of the new ERP at the Miles Kimball Company and continued lower consumer spending resulting from the weakening economy. Operating losses for fiscal 2008 and 2009 included goodwill and other intangibles impairments charges of $49.2 million and $48.8 million, respectively. Partially offsetting these charges were a reduction in losses at the Boca Java Company of $2.7 million, excluding the $1.9 million goodwill impairment.

Operating Loss – Wholesale Segment

Operating loss in the Wholesale segment decreased from $19.0 million in fiscal 2008 to $11.2 million in fiscal 2009. This reduction is primarily the result of the sale of the BHI NA business in fiscal 2008, which had contributed $18.0 million in operating losses in the prior year, improving operating income this year by $16.3 million. This was partially offset by lower sales  and profit across the segment due to a soft housing market and weakening economy.

Consolidated Other Expense (Income)

Interest expense decreased $5.5 million, or 35%, from $15.5 million in fiscal 2008 to $10.0 million in fiscal 2009, primarily due to a decrease in outstanding debt.

Interest income decreased $3.3 million, from $7.6 million in fiscal 2008 to $4.3 million in fiscal 2009, mainly due to lower amounts of cash and short-term investments and lower interest rates during fiscal 2009.

Foreign exchange and other losses were $1.3 million in fiscal 2008 compared to $9.8 million in fiscal 2009.  The loss in fiscal 2008 includes a $1.2 million impairment charge related to an available-for-sale equity investment in RedEnvelope, Inc. and a $0.9 million impairment charge on an Australian joint venture investment accounted for under the equity method. The loss recorded in fiscal 2009 includes $5.2 million for the permanent impairment of our investment in RedEnvelope and an unrealized loss of $2.1 million related to our preferred stock portfolio that are classified as trading investments.

Income tax expense decreased $6.7 million from $10.5 million in fiscal 2008 to $3.8 million in fiscal 2009.  The decrease in income tax expense was primarily due to a pretax loss in the United States. This decrease was offset by continued strong foreign sourced earnings as well as the tax impact of the non-deductible portion of goodwill and other intangible impairments and impairments of investments for which no tax benefit was recorded. The effective tax rate was 48.6% in fiscal 2008 compared to a negative 33.3% for the current year as result of our net loss. The current year rate reflects the strong foreign sourced earnings offset in part by the pretax loss in the United States and the partial benefit taken on the Goodwill and intangible impairments in the Catalog and Internet segment.

Return to Top

As a result of the foregoing, earnings from continuing operations decreased $26.6 million, from $11.1 million in fiscal 2008 to a loss of $15.5 million in fiscal 2009.  Basic earnings per share from continuing operations were $1.15 for fiscal 2008 compared to a loss of $1.73 for fiscal 2009.  Diluted earnings per share from continuing operations were $1.14 for fiscal 2008 compared to a loss of $1.73 for fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Consolidated Net Sales

Net sales decreased $55.6 million, or approximately 5%, from $1,220.6 million in fiscal 2007 to $1,165.0 million in fiscal 2008.  The decrease is a result of lower Wholesale sales of $53.9 million due to the sale of BHI NA mass channel candle business in our Wholesale segment and a decrease in PartyLite’s U.S. sales of $51.9 million.  This decrease was partially offset by an increase in sales within both PartyLite’s European and Canadian operations and the Catalog & Internet segment.

Net Sales – Direct Selling Segment

Net sales in the Direct Selling segment decreased $7.2 million, or 1%, from $694.0 million in fiscal 2007 to $686.8 million in fiscal 2008.  PartyLite’s U.S. sales decreased approximately 15% compared to prior year.   Management believes this sales decrease was driven by a decline in the number of sales consultants as a result of increased channel competition, as well as fewer shows per consultant.

PartyLite Canada reported an approximately 13% increase compared to the prior year in U.S. dollars, or 4% on a local currency basis. Sales in Canada increased due to a higher number of guests per show and shows per consultant.

In PartyLite’s European markets, sales increased approximately 16% in U.S. dollars, driven by strong sales in the newer markets and favorable foreign currency translation.  On a local currency basis, PartyLite Europe sales increased approximately 5%. PartyLite Europe represented approximately 37% of PartyLite’s worldwide net sales in fiscal 2007 compared to 42% in fiscal 2008.

Net sales in the Direct Selling segment represented approximately 57% of net sales in fiscal 2007 compared to 59% in fiscal 2008.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment increased $7.5 million, or 4%, from $199.3 million in fiscal 2007 to $206.8 million in fiscal 2008.  This increase was due to increased sales in our Miles Kimball and Easy Comforts catalogs and sales growth in Boca Java.

Net sales in the Catalog & Internet segment accounted for approximately 16% of net sales in fiscal 2007 compared to 18% in fiscal 2008.

Net Sales – Wholesale Segment

Net sales in the Wholesale segment decreased $55.8 million, or 17%, from $327.2 million in fiscal 2007 to $271.4 million in fiscal 2008.  The decrease was a result of lower mass candle sales due to the sale of the BHI NA business, as well as reduced sales in our home décor channel, which was adversely impacted by the weak housing market. Partially offsetting these declines

Return to Top

was an increase in sales for the Sterno business of approximately 4% and in the seasonal décor business of 2%.

Net sales in the Wholesale segment represented approximately 27% of total Blyth net sales in fiscal 2007 compared to 23% in fiscal 2008.

Consolidated Gross Profit and Operating Expenses

Blyth’s consolidated gross profit increased $18.8 million, from $596.7 million in fiscal 2007 to $615.5 million in fiscal 2008. As a percent of sales, gross margin was 48.9% in fiscal 2007 and 52.8% in fiscal 2008, an increase of 3.9%.  This increase was principally related to the following factors:  (1)  a reduction of severance, inventory write-downs and asset impairments related to BHI NA, or 0.9%; (2) improvements at PartyLite largely due to selected price increases, reduced shipping and handling costs and favorable product mix, or 1.2%; and (3) improvements in the Wholesale businesses, mostly due to the sale of BHI NA in the first quarter of fiscal 2008 (whose gross margins are significantly lower than our other businesses), as well as improvements in our other Wholesale businesses resulting from selected price increases, better cost control and favorable product mix, or 0.6%. Partially offsetting these increases were higher commodities costs, primarily in wax and other chemicals, which decreased gross profit margin by 0.2%.

Blyth’s consolidated selling expense decreased $4.4 million, or approximately 1%, from $409.7 million in fiscal 2007 to $405.3 million in fiscal 2008. The decrease in selling expense relates to reduced sales resulting from the sale of BHI NA late in the first quarter of fiscal 2008 ($93.2 million in sales in fiscal 2007 compared to $39.3 million in fiscal 2008). Selling expense decreased by $4.9 million as a result of the sale of BHI NA. Selling expense as a percentage of net sales increased from 33.6% in fiscal 2007 to 34.8% in fiscal 2008 since BHI NA had a very low ratio of selling expense to net sales. PartyLite’s selling expense was flat since PartyLite Europe’s increased sales were offset by PartyLite U.S.’s reduced selling expense, which was consistent with the overall sales trends in these businesses.

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

Impairment charges for goodwill of $48.8 million were recognized in the Wholesale segment in fiscal 2007. Impairment charges of $49.2 million for goodwill and other intangibles were recognized in the Catalog & Internet segment in fiscal 2008.  The amount recorded in fiscal 2007 was the result of our decision to discontinue the sales of a new Sterno product, rising commodity costs and a continued decline in operating performance in the Sterno reporting unit and a business restructuring which resulted in a significantly changed near-term outlook of the business in the Wholesale premium reporting unit. In fiscal 2008, as part of our annual impairment review, we assessed the recent performance of the Miles Kimball business and its fiscal outlook. The Miles Kimball business experienced lower revenue growth than anticipated and reduced operating margins due to higher postage, paper and printing costs. This shortfall was primarily attributable to decreased consumer spending due to changes in the Catalog & Internet business environment and an overall weak economic climate. As a result, the goodwill and intangibles in the Catalog & Internet segment was determined to be impaired.

Return to Top

Blyth’s consolidated operating profit increased $15.3 million from $15.6 million in fiscal 2007 to $30.9 million in fiscal 2008.  The increase is primarily due to higher profits within the Direct Selling segment, in particular for PartyLite Europe and Canada, and reduced operating losses within the Wholesale segment.

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

Operating Profit/Loss – Catalog & Internet Segment

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

Operating Loss – Wholesale Segment

Operating loss in the Wholesale segment decreased from $74.9 million in fiscal 2007 to $19.0 million in fiscal 2008. Included in the loss for fiscal 2007 was the previously mentioned goodwill impairment charge of $48.8 million. Also contributing to the improvement for fiscal 2008 was increased operating profit at Sterno and Midwest of Cannon Falls businesses, totaling $8.2 million.

Consolidated Other Expense (Income)

Interest expense decreased $3.6 million, or 19%, from $19.1 million in fiscal 2007 to $15.5 million in fiscal 2008, primarily due to a decrease in outstanding debt.

Interest income increased $0.2 million, from $7.4 million in fiscal 2007 to $7.6 million in fiscal 2008, mainly due to higher amounts of cash and short-term investments held during fiscal 2008.

Foreign exchange and other reported income of $1.4 million in fiscal 2007 compared to a loss of $1.3 million in fiscal 2008.  The loss of $1.3 million in fiscal 2008 includes a $1.2 million impairment charge related to an available-for-sale equity investment in RedEnvelope, Inc., whose decline in value was deemed other than temporary and a $0.9 million impairment charge on an Australian joint venture investment accounted for under the equity method.  Partially offsetting these charges in fiscal 2008 were foreign exchange gains and other income of $0.8 million.

Income tax expense increased $7.8 million from $2.7 million in fiscal 2007 to $10.5 million in fiscal 2008.  The increase in income tax expense was primarily due to the increase in profit before tax and the increase in our tax reserves for ongoing tax audits. This increase was offset by continued strong foreign sourced earnings, which are taxed at a lower rate than U.S earnings. The offsets led to a slight decrease in the effective tax rate from 49.6% in fiscal 2007 to 48.6% in fiscal 2008.

Return to Top

As a result of the foregoing, earnings from continuing operations increased $8.5 million, from $2.6 million in fiscal 2007 to $11.1 million in fiscal 2008.  Basic earnings per share from continuing operations were $0.26 for fiscal 2007 compared to $1.15 for fiscal 2008.  Diluted earnings per share from continuing operations were $0.26 for fiscal 2007 compared to $1.14 for fiscal 2008.

The loss from discontinued operations, net of tax, for fiscal 2007 was $105.7 million, or $10.56 per diluted share.  The loss includes (a) a non-tax deductible loss of $18.4 million on the sale of the Kaemingk business, (b) a non-tax deductible loss on the sale of the Edelman and Euro-Decor businesses of $14.5 million, which includes a goodwill impairment charge of $16.7 million, (c) a net of tax loss on the sale of the Gies business of $28.0 million, which includes an impairment charge of $31.1 million and (d) net of tax loss on sale of the Colony business of $19.9 million, which includes an impairment charge of $28.6 million. The loss from discontinued operations includes an operating loss, net of tax, of $24.9 million, or $2.48 per diluted share, for fiscal 2007. There were no discontinued operations during fiscal 2008.

Seasonality

Historically, our operating cash flow for the first nine months of the fiscal year shows a utilization of cash, due to requirements for meeting working capital needs for inventory purchases and the extension of credit through the holiday season. Our fourth quarter, however, historically generated a surplus of cash resulting from a large concentration of our business occurring during the fourth quarter holiday season.

Liquidity and Capital Resources

We recognize that the cash provided by operations of $37.8 million in fiscal 2009 is significantly lower than the $91.8 million in the prior year. However, we are addressing this matter in the following ways. First, we have begun to execute an aggressive working capital management program designed to conserve cash.  Second, we will continue to focus on cost cutting measures throughout the Company with the goal to save cash. Third, we will consider the timing and level of future dividends and treasury share buybacks. Fourth, we have long-term investments on our balance sheet that we could convert into cash should the need arise. These initiatives will support our expectation that we will be able to fund our working capital requirements in the foreseeable future from operational cash flows.

Cash and cash equivalents decreased $16.6 million from $163.0 million at January 31, 2008 to $146.4 million at January 31, 2009.  We have limited our decrease in cash by liquidating some of our investments and reducing our share repurchases during fiscal 2009.

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  We generated $91.8 million in cash from operations in fiscal 2008 compared to $37.8 million in fiscal 2009.  This decline was largely due to the reduction in net earnings. Operating profit decreased $26.9 million to $4.0 million primarily due to lower sales, increased commodity and shipping costs and selling expense as a percentage of sales. Included in earnings from continuing operations were non-cash charges for depreciation and amortization, goodwill and other intangible impairments and amortization of unearned stock-based compensation of $18.6 million, $48.8 million and $1.8 million, respectively.

Net changes in operating assets and liabilities resulted in a use of cash of $12.6 million. Due to the seasonal nature of our businesses we generally do not have positive cash flow from operations

Return to Top

until our fourth quarter. Our working capital needs are the highest in late summer prior to the start of the holiday season. If demand for our products falls short of expectations this could require us to maintain higher inventory balances than forecasted and could negatively impact our liquidity. Additionally, the existing credit crisis may also negatively impact the ability of our customers to obtain credit and consequently could negatively impact our sales and the collection of our receivables.

Net cash provided by investing activities was $94.9 million in fiscal 2008, compared to a use of cash of $4.8 million in fiscal 2009. Our investments decreased from $52.7 million as of January 31, 2008 to $25.0 million at January 31, 2009. Net capital expenditures for property, plant and equipment were $8.2 million in fiscal 2009, down from $9.4 million in fiscal 2008.  During fiscal 2008 we received proceeds from the sale of certain assets and liabilities of the BHI NA business of $25.3 million and proceeds from the sale of one of our European Wholesale discontinued operations of $0.5 million compared to a use of cash of $15.8 million in the current year to obtain our interest in ViSalus and certain assets of As We Change.

Net cash used in financing activities in fiscal 2009 was $43.7 million which included the reduction of our long-term debt and capital lease obligations by $13.2 million, compared to long-term debt and capital lease payments of $57.1 million in the prior year. We also purchased treasury stock of $11.1 million and paid dividends of $19.4 million. Our 7.90% Senior Notes, with a remaining principal amount of $37.3 million as of January 31, 2009, are due on October 1, 2009. We anticipate the ability to repay these notes using existing cash balances as well as expected cash flows from operations. We will continue to carefully monitor our cash position, and will only make additional repurchases of outstanding debt or shares and will only pay dividends when we have sufficient cash surpluses available for us to do so.

The primary factor impacting our operating cash flow in fiscal 2009 is the decrease in PartyLite sales in the U.S. market of $68.9 million, which was driven by fewer active independent sales consultants, as well as lower activity by existing consultants and reduced sales per show resulting from difficult economic conditions that made booking and holding shows more challenging. Management’s key areas of focus include stabilizing the consultant base through training and promotional incentives, which has resulted in an increase in our selling expense during fiscal 2009. PartyLite’s active independent sales consultants have declined in recent years, primarily in the United States.  In the United States, the number of active independent sales consultants has declined from over 27,000 at the end of fiscal 2008 to over 21,000 at the end of fiscal 2009. While we are making efforts to stabilize and increase the number of active independent sales consultants, it may be difficult to do so in the current economic climate due to reduced consumer discretionary spending. If our U.S. consultant count continues to decline it will have a negative impact on our liquidity and financial results.

In addition, our operating cash flow is impacted by decreased sales within the Wholesale and Catalog & Internet segments.  Sales within our Wholesale segment have declined from $271.4 million in fiscal 2008 to $196.2 million in fiscal 2009 and sales in our Catalog & Internet segment have declined from $206.8 million in fiscal 2008 to $190.1 million in fiscal 2009. Furthermore, we expect that the current recession, with a decline in consumer spending and its negative impact on sales, to continue. If the current recession is prolonged and/or the actions already initiated by management are not successful in improving the operating performances of our businesses, it may become necessary to undertake additional measures to preserve our liquidity. These initiatives could include additional dispositions, overhead cost reductions, lower levels of in-stock inventory and reduced promotional activities.

We anticipate total capital spending of approximately $6 million for fiscal 2010, or about $2 million less than our net expenditures in fiscal year 2009, due to our plans to invest in only

Return to Top

necessary updates and repairs and only investing capital where significant returns are provided with minimal risk. Our focus is on improving our information technology systems. We have grown in part through acquisitions and, as part of our growth strategy, we expect to continue from time to time in the ordinary course of business to evaluate and pursue acquisition opportunities as appropriate.  We believe our financing needs in the short and long term can be met from cash generated internally.  Information on debt maturities is presented in Note 12 to the Consolidated Financial Statements.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.  We intend to and may be required to purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. The requirement for additional purchases is conditioned upon ViSalus meeting certain operating targets in fiscal 2010, 2011 and 2012, subject to a one-time, one-year extension. We have the option to acquire the remaining interest in ViSalus even if they do not meet these operating targets.  If ViSalus meets its current projected operating targets, the total expected redemption value of the noncontrolling interest will be approximately $19.4 million over fiscal 2011, 2012 and 2013. The purchase prices of the additional investments are equal to a multiple of ViSalus’s earnings before interest, taxes, depreciation and amortization, exclusive of certain extraordinary items. The payment, if any, will be out of existing cash balances and expected future cash flows from operations.

In October 2006, we executed Amendment No. 1 to our unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The amendment provided for borrowing under the Credit Facility of $75.0 million, contingent upon the adherence to predefined covenants. As a result of noncompliance with two of the covenants we terminated the Credit Facility on December 5, 2008, after providing cash collateral to the issuing bank such that all standby letters of credit are fully satisfied and are no longer considered outstanding under the Credit Facility.

United States and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms.  In addition, equity markets are continuing to experience rapid and wide fluctuations in value.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  Obtaining a new credit facility will more than likely require higher interest costs and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings, which may require us to seek other forms of financing, such as term debt, at higher interest rates and additional expense.

In addition, if the economic conditions continue to worsen, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, goodwill and other intangibles, if the valuation of these assets or businesses continues to decline.

As of January 31, 2009, we had a total of $2.0 million available under an uncommitted facility with Bank of America to be used for letters of credit through January 31, 2010.  As of January 31, 2009, no letters of credit were outstanding under this facility.

In May 1999, we filed a shelf registration statement for the issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, we issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes. In fiscal 2008 and 2009, we

Return to Top

repurchased $48.4 million and $12.3 million, respectively, of these notes.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of January 31, 2009, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, we issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  As of January 31, 2009, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1.  The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of January 31, 2008 and 2009, Miles Kimball had approximately $8.6 million and $8.2 million, respectively, of long-term debt (including current portion) outstanding under a real estate mortgage note payable, which matures on June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of January 31, 2008 and 2009, CBK had $0.1 million, of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 2.0% as of January 31, 2009. Interest payments are required monthly and the principal is due upon maturity.

The estimated fair value of our $158.8 million and $145.7 million total long-term debt (including current portion) at January 31, 2008 and 2009 was approximately $141.9 million and $120.6 million, respectively.  The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering our credit rating and the remaining terms to maturity.

The following table summarizes the maturity dates of our contractual obligations as of January 31, 2009:

	Payments Due by Period
		Less than			More than
Contractual Obligations (In thousands)	Total	1 year	1 - 3 Years	3 - 5 Years	5 Years
Long-Term Debt(1)	$145,476	$37,753	$1,037	$101,111	$5,575
Capital Leases(2)	255	183	72	-	-
Interest(3)	32,370	8,093	12,155	10,580	1,542
Purchase Obligations(4)	39,033	37,799	894	340	-
Operating Leases	42,535	14,305	18,390	7,125	2,715
Unrecognized Tax Benefits(5)	24,526	1,880	-	-	-
Total Contractual Obligations	$284,195	$100,013	$32,548	$119,156	$9,832
(1) Long-term debt includes 7.90% Senior Notes due October 1, 2009, 5.5% Senior Notes due November 1, 2013, a mortgage note payable-maturity June 1, 2020, and an Industrial Revenue Bond ("IRB") with a maturity date of January 1, 2025 (See Note 12 to the Consolidated Financial Statements).

(2) Amounts represent future lease payments, excluding interest, due on five capital leases, which end between fiscal 2010 and fiscal 2012 (See Note 12 to the Consolidated Financial Statements).
(3) Interest expense on long-term debt is comprised of $28.1 million relating to Senior Notes, $4.3 million in mortgage interest, $32 thousand of interest due on the CBK Industrial Revenue Bond and approximately $21 thousand of interest relating to future capital lease obligations.

(4) Purchase obligations consist primarily of open purchase orders for inventory.
(5) Unrecognized tax benefits consist of $1.9 million which is expected to be realized within the next 12 months, and $22.6 million for which we are not able to reasonably estimate the timing of the potential future payments

(See Note 15 to the Consolidated Financial Statements).

Return to Top

Since January 31, 2008, we have purchased 202,887 shares on the open market, for a cost of $11.1 million, bringing the cumulative total purchased shares to 2,615,570 as of January 31, 2009, for a total cost of approximately $224.8 million.  Additionally in fiscal 2005, 1,226,654 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

On April 7, 2009, we declared a cash dividend of $0.10 per share of common stock. The dividend will be payable to shareholders of record as of May 1, 2009 and will be paid on May 15, 2009.

Our ability to pay cash dividends in the future is dependent upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund new acquisitions or retire debt. As we normally do, we will review our dividend policy prior to our next dividend payment (historically we have paid dividends in May and November), and may adjust the rate of our semi-annual dividend if necessary. During fiscal 2009 we paid a total of $19.4 million in dividends.

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

Note 1 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following are our critical accounting policies and methods.

Revenue Recognition

Revenues consist of sales to customers, net of returns and allowances.  We recognize revenue upon delivery, when both title and risk of loss are transferred to the customer. We present revenues net of any taxes collected from customers and remitted to government authorities.

Generally, our sales are based on fixed prices from published price lists.  We record estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions.  Should market conditions decline, we may increase customer incentives with respect to future sales.  We also record reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  If the amount of

Return to Top

actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required.  In some instances, we receive payment in advance of product delivery.  Such advance payments occur primarily in our direct selling and direct marketing channels and are recorded as deferred revenue in Accrued expenses in the Consolidated Balance Sheets.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded as revenue.

We establish an allowance for doubtful accounts for trade and note receivables.  The allowance is determined based on our evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations, including those to us, could be adversely affected by declining retail sales resulting from such factors as contraction in the economy or a general decline in consumer spending.

Some of our wholesale business units offer seasonal dating programs pursuant to which customers that qualify for such programs are offered extended payment terms for seasonal product shipments, which is a common practice in some of our channels. The sales price for our products sold pursuant to such seasonal dating programs is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product, except for rights to return that we believe are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences. We are not required to repurchase products from our customers, nor do we have any regular practice of doing so. We believe that we are reasonably assured of payment for products sold pursuant to such seasonal dating programs based on our historical experience with the established list of customers eligible for such programs. If, however, product sales by our customers during the seasonal selling period should fall significantly below expectations, such customers’ financial condition could be adversely affected, increasing the risk of not collecting these seasonal dating receivables and, possibly, resulting in additional bad debt charges.  We do not make any sales under consignment or similar arrangements.

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

Return to Top

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

We perform our annual assessment of impairment as of January 31, which is our fiscal year-end date, or as deemed necessary. For goodwill, the first step is to identify whether a potential impairment exists. This first step compares the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The fair value of the reporting units is derived by calculating the average of the outcome of the two valuation techniques.  The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense.

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
• significantly higher raw material costs, and
• macroeconomic factors.

Return to Top

Miles Kimball

As a result of our January 31, 2008 annual impairment assessment, we determined that the goodwill related to the Miles Kimball reporting unit, in the Catalog & Internet segment, was impaired. In fiscal 2008, the Miles Kimball business experienced lower revenue growth than anticipated when compared to the fiscal 2008 budget. We believe this shortfall in performance was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions that were prevailing during the later part of fiscal 2008. As a result of this analysis, the goodwill in this reporting unit was determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill. Accordingly, we recorded a non-cash pre-tax goodwill impairment charge of $46.8 million in the fourth quarter of fiscal 2008.

In the third quarter of fiscal 2009, the Miles Kimball Company continued to experience substantial declines in operating performance when compared to prior years’ results and its strategic outlook. We believe this shortfall in performance was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the goodwill was determined to be fully impaired, as the fair value of the reporting unit was less than its carrying value, including goodwill. Accordingly, we recorded a non-cash pre-tax goodwill impairment charge of $29.0 million, which included the $1.3 million related to As We Change, during the third quarter of fiscal 2009.

The table below is a summary of estimated fair values as of January 31, 2008 and October 31, 2008 and the assumptions used in comparison to the carrying values in assessing recoverability of goodwill for the Miles Kimball reporting unit of the Catalog & Internet segment.

($'s in millions)	January 31, 2008	October 31, 2008

Estimated fair value	$108.4	$64.9
Recorded carrying value of assets	146.6	105.1
Excess (impaired) value to recorded value	$(38.2)	$(40.2)

Assumptions and other information:
Discount rate	13.0%	15.0%
Average revenue growth rate	4.1%	1.4%
Tax rate	39.8%	39.8%
Terminal multiple of EBITDA	6.0	4.5
Capital expenditures	$7.6	$7.8
Goodwill at risk	$27.7	$29.0
Other long lived assets at risk	$20.3	$20.0

As a result of the reduced near term outlook and the changing business environment, the terminal multiple of EBITDA was reduced from 6.0 to 4.5. The change in this assumption reflects the continued changes in the business environment and adverse business conditions we are currently experiencing due to decreased consumer spending. Management believes the adverse conditions currently being experienced are not temporary, but rather reflect the additional risk in the marketplace as a result of additional economic and pricing pressures.

Return to Top

Other

In August 2005, we acquired a 100% interest in Boca Java, a small gourmet coffee and tea company. Boca Java sells its products primarily through the internet and is included in the Catalog & Internet segment. Boca Java represents a separate reporting unit and is reviewed for impairment on an annual basis. We completed an impairment assessment as of October 31, 2008 which indicated that the goodwill of $1.9 million was fully impaired and recorded a charge to write off the goodwill.

Our Direct Selling segment had approximately $2.3 million of goodwill as of January 31, 2008. With the addition of ViSalus in the third quarter of fiscal 2009 goodwill increased by approximately $11.7 million, to $14.0 million, as of January 31, 2009. The January 31, 2009 impairment assessment of this segment indicates that the goodwill is fully recoverable.

Significant assumptions

If actual revenue growth, profit margins, costs and capital spending should differ significantly from the assumptions included in our business outlook used in the cash flow models, the reporting unit’s fair value could fall significantly below expectations and additional impairment charges could be required to write down goodwill to its fair value and, if necessary, other long lived assets could be subject to a similar fair value test and possible impairment.  Long lived assets represent primarily fixed assets and other long term assets excluding goodwill and other intangibles.

There are two main assumptions that are used for the discounted cash flow analysis: first, the discount rate and second the terminal multiple. This discount rate is used to value the gross cash flows expected to be derived from the business to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. For the terminal multiple, we used EBITDA multiplied by a factor for which an independent third party would pay for a similar business in an arms length transaction.  In determining this factor we used information that was available for similar transactions executed in the marketplace. The multiple of EBITDA used contemplates, among other things, the expected revenue growth of the business which in turn would require the use of a higher EBITDA multiple if revenue were expected to grow at a higher rate than normal. A change in the discount rate is often used by management to alter or temper the discounted cash flow model if there is a higher degree of risk that the business outlook objectives might not be achieved. These risks are often based upon the business units past performance, competition, confidence in the business unit management, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business.

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

Trade Names and Trademarks

Our trade name and trademark intangible assets related to our acquisitions of Miles Kimball and Walter Drake (reported in the Catalog & Internet segment) and our acquisition of a controlling interest in ViSalus in October 2008 (reported in the Direct Selling segment). We had approximately $25.8 million and $12.1 million in trade names and trademarks as of January 31, 2008 and 2009, respectively.

Return to Top

We perform our annual assessment of impairment for indefinite-lived intangible assets as of January 31, which is our fiscal year-end, or upon the occurrence of a triggering event.  We use the relief from royalty method to estimate the fair value for indefinite-lived intangible assets. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the income approach or discounted cash flow methodology used to determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is equal to the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements using an intellectual property data base. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than “book” or accounting profits.

As a result of our fiscal 2008 and 2009 impairment assessments, we determined that the recorded values of trade names and trademarks in the Miles Kimball reporting unit, in the Catalog & Internet segment, were impaired. In fiscal 2008, the Miles Kimball business experienced lower revenue growth than anticipated when compared to the fiscal budget and forecasts. In the third and fourth quarters of fiscal 2009 we performed additional impairment assessments due to changes in the business environment and adverse economic conditions currently experienced due to the continued decrease in consumer spending. As a result of these impairment analyses performed, the trade names and trademarks in this reporting unit were determined to be impaired, as their fair value was less than their carrying value. Accordingly, we recorded a non-cash pre-tax impairment charge of $2.4 million in fiscal 2008, and $15.0 million and $2.9 million in the third and fourth quarters, respectively of fiscal 2009.

The trade names associated with ViSalus were not found to be impaired as of January 31, 2009.

The two primary assumptions used in the relief from royalty method are the discount rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to alter or temper the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units’ past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets.  If, as of January 31, 2009, the discount rate would have increased by 1% and the royalty rate would have decreased by half of one percent, the fair value of the Catalog & Internet trade names and trademarks would have decreased by $6.7 million to $4.1 million. This decrease would have required us to take an additional impairment charge of $3.8 million to write-down our indefinite lived intangibles to its estimated fair value. Conversely, if the discount rate would have decreased by 1% and the royalty rate would have increased by half of one percent, the fair value of the Catalog & Internet trade names and trademarks would have increased by $1.2 million, resulting in no impairment charge.

Return to Top

Accounting for income taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying Consolidated Statements of Earnings (Loss). Management periodically estimates our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for the tax uncertainties, primarily recorded in long-term liabilities, total $25.1 million and $24.5 million at January 31, 2008 and 2009, respectively. Accruals relate to tax issues for U.S. federal, domestic state and taxation of foreign earnings.

During fiscal 2008 and 2009, we determined that a portion of our fiscal 2008 and 2009 undistributed foreign earnings are not reinvested indefinitely by our non-U.S. subsidiaries, and accordingly, recorded a deferred income tax expense on these undistributed earnings. We periodically determine whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

As of January 31, 2009, we determined that $93.3 million of undistributed foreign earnings were not reinvested indefinitely by our non-U.S. subsidiaries. During fiscal 2009, deferred income taxes of $4.1 million were recorded as a reduction to our Net Earnings on these unremitted earnings. We periodically determine whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassess this determination as appropriate.

Impact of Adoption of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We have not been able to estimate the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. SFAS No. 160 will change the way in which we classify our noncontrolling interests on our

Return to Top

Consolidated Balance Sheets, and manor in which we present our net income (loss) in the Consolidated Statement of Earnings (Loss). None of these changes are expected to have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161”). SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect the expanded disclosures of SFAS No. 161 to have a significant impact on our consolidated financial statements.

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

Return to Top

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

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of January 31, 2009, we are subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact on pre-tax earnings.  As of January 31, 2009, we held $15.0 million of auction rate securities, at par value.  A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $0.2 million if applied to the total.

Investment Risk

We are subject to investment risks on our marketable securities due to market volatility.  As of January 31, 2009 we held $20.7 million in equity and debt instruments which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.  We hedge the net assets of certain of our foreign operations through foreign currency forward contracts. The net after-tax gain related to the derivative net investment hedges recorded in Accumulated other comprehensive income (loss) (“AOCI”) during fiscal 2009 was $3.7 million. The after-tax gain in AOCI related to net investment hedges as of January 31, 2009 was $5.4 million.

We have designated our forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  During fiscal 2009 the amount transferred to earnings was insignificant. Gains included in AOCI at January 31, 2009 are insignificant, and are expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

Return to Top

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such forward contracts are classified in the categories of the Consolidated Statements of Cash Flows with the items being hedged.

Forward contracts held with each bank are presented in a net asset or liability position based netting agreements with each bank.

The following table provides information about our foreign exchange forward contracts at January 31, 2009:

	US Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$1,400	0.87	$93
Euro	55,085	1.46	5,862
	$56,485		$5,955

The foreign exchange contracts outstanding have maturity dates through August 2009.

Return to Top

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheets of Blyth, Inc. and subsidiaries (the "Company") as of January 31, 2009 and 2008, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blyth, Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, on February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2009 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
April 13, 2009

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 31, (In thousands, except share and per share data)	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$163,021	$146,424
Short-term investments	30,375	-
Accounts receivable, less allowance for doubtful receivables $2,006 in 2008 and $3,438 in 2009	35,054	29,525
Inventories	132,585	137,087
Prepaid and other	31,968	30,669
Deferred income taxes	36,841	40,574
Total current assets	429,844	384,279
Property, plant and equipment, at cost:
Land and buildings	126,305	108,803
Leasehold improvements	11,516	10,010
Machinery and equipment	148,430	133,032
Office furniture, data processing equipment and software	63,396	66,888
Construction in progress	5,248	1,145
	354,895	319,878
Less accumulated depreciation	214,874	199,524
	140,021	120,354
Other assets:
Investments	22,315	24,975
Goodwill	31,854	13,988
Other intangible assets, net of accumulated amortization of $9,250 in 2008 and $10,897 in 2009	31,500	16,840
Deposits and other assets	11,888	13,667
	97,557	69,470
Total assets	$667,422	$574,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$928	$37,936
Accounts payable	55,167	47,014
Accrued expenses	78,045	64,893
Income taxes payable	10,926	17,291
Total current liabilities	145,066	167,134
Deferred income taxes	29,563	21,778
Long-term debt, less current maturities	157,887	107,795
Other liabilities	35,838	28,898
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 12,730,615 shares in 2008 and 12,733,209 shares in 2009	1,018	1,019
Additional contributed capital	138,163	140,543
Retained earnings	522,328	486,548
Accumulated other comprehensive income	25,444	19,366
Treasury stock, at cost, 3,639,338 shares in 2008 and 3,842,224 shares in 2009	(387,885)	(398,978)
Total stockholders' equity	299,068	248,498
Total liabilities and stockholders' equity	$667,422	$574,103
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings (Loss)
For the year ended January 31, (In thousands, except per share data)	2007	2008	2009
Net sales	$1,220,611	$1,164,950	$1,050,793
Cost of goods sold	623,942	549,479	473,577
Gross profit	596,669	615,471	577,216
Selling	409,742	405,316	400,658
Administrative	122,471	130,090	123,779
Goodwill and other intangibles impairment	48,812	49,178	48,751
Total operating expense	581,025	584,584	573,188
Operating profit	15,644	30,887	4,028
Other expense (income):
Interest expense	19,074	15,540	10,001
Interest income	(7,398)	(7,635)	(4,261)
Foreign exchange and other, net	(1,401)	1,257	9,813
Total other expense	10,275	9,162	15,553
Earnings (loss) from continuing operations before income taxes and minority interest	5,369	21,725	(11,525)
Income tax expense	2,664	10,547	3,840
Earnings (loss) from continuing operations before minority interest	2,705	11,178	(15,365)
Minority interest	150	106	115
Earnings (loss) from continuing operations	2,555	11,072	(15,480)
Earnings (loss) from discontinued operations, net of income tax benefit of $3,985	(105,728)	-	-
Net earnings (loss)	$(103,173)	$11,072	$(15,480)
Basic:
Earnings (loss) from continuing operations per common share	$0.26	$1.15	$(1.73)
Loss from discontinued operations per common share	(10.63)	-	-
Net earnings (loss) per common share	$(10.37)	$1.15	$(1.73)
Weighted average number of shares outstanding	9,945	9,648	8,971
Diluted:
Earnings (loss) from continuing operations per common share	$0.26	$1.14	$(1.73)
Loss from discontinued operations per common share	(10.56)	-	-
Net earnings (loss) per common share	$(10.30)	$1.14	$(1.73)
Weighted average number of shares outstanding	10,014	9,732	8,971
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Common stock	Additional contributed capital	Retained earnings	Treasury stock	Unearned compensation	Accumulated other comprehensive income (loss)	Total
(In thousands)
Balance at February 1, 2006	$1,010	$127,580	$657,983	$(287,744)	$(3,070)	$(1,935)	$493,824
Net (loss) for the year			(103,173)				(103,173)
Foreign currency translation adjustments						21,413	21,413
Unrealized gain on certain investments (net of tax of $195)						319	319
Net gain on cash flow hedging instruments (net of tax of $36)						67	67
Reversal of minimum pension liability
(net of tax of $578) due to sale of Edelman and Euro-Décor						1347	1,347
Reclassification of unearned compensation		(3,070)			3,070		-
Comprehensive income (loss)							(80,027)
Common stock issued in connection with long-term incentive plan	3	2,472					2,475
Tax benefit from stock options		118					118
Restricted stock net of cancellations		982		(982)			-
SFAS 158 adoption adjustment (net of tax $563)						919	919
Amortization of unearned compensation		1,285					1,285
Dividends paid ($2.00 per share)			(19,913)				(19,913)
Treasury stock purchases				(34,988)			(34,988)
Balance at January 31, 2007	$1,013	$129,367	$534,897	$(323,714)	$-	$22,130	$363,693
FIN 48 adoption adjustment			$(2,769)				$(2,769)
Adjusted Balance, February 1, 2007:	$1,013	$129,367	$532,128	$(323,714)	$-	$22,130	$360,924
Net earnings for the year			11,072				11,072
Foreign currency translation adjustments						3,693	3,693
SFAS 158 adjustment (net of tax $167)						253	253
Unrealized gain on certain investments (net of tax of $10)						16	16
Net loss on cash flow hedging instruments (net of a tax benefit of $392)						(648)	(648)
Comprehensive income (loss)							14,386
Common stock issued in connection with long-term incentive plan	5	7,073					7,078
Tax benefit from stock options		303					303
Amortization of unearned compensation		1,420					1,420
Dividends paid ($2.16 per share)			(20,872)				(20,872)
Treasury stock purchases				(64,171)			(64,171)
Balance at January 31, 2008	$1,018	$138,163	$522,328	$(387,885)	$-	$25,444	$299,068
Net loss for the year			(15,480)				(15,480)
Foreign currency translation adjustments						(4,318)	(4,318)
Net unrealized loss on certain investments (net of tax benefit of $546)						(2,375)	(2,375)
Net gain on cash flow hedging instruments (net of a tax liability of $377)						615	615
Comprehensive income (loss)							(21,558)
Common stock issued in connection with long-term incentive plan	1						1
Amortization of unearned compensation		2,380					2,380
Dividends paid ($2.16 per share)			(19,406)				(19,406)
Treasury stock purchases				(11,093)			(11,093)
Accretion of redeemable noncontrolling interest			(893)				(893)
Balance at January 31, 2009	$1,019	$140,543	$486,549	$(398,978)	$-	$19,366	$248,499

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
Year ended January 31, (In thousands)	2007	2008	2009
Cash flows from operating activities:
Net earnings (loss)	$(103,173)	$11,072	$(15,480)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations, net of tax	80,865	-	-
Depreciation and amortization	34,630	31,974	18,628
Loss on disposition of fixed assets	1,304	112	13
Loss on impairment of assets	2,736	1,224	8,034
Loss on sale of business	-	611	-
Unrealized loss (gain) on trading investments	-	(29)	2,096
Stock-based compensation expense	1,285	2,184	1,836
Deferred income taxes	(9,200)	(7,192)	(13,376)
Equity in (earnings) losses of investee	(214)	1,295	(116)
Minority interest	(514)	27	30
Goodwill and other intangibles impairment charges	48,812	49,178	48,751
Loss on sale of assets held for sale	79	-	-
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	43,966	(6,877)	5,062
Inventories	29,837	173	(5,972)
Prepaid and other	(12,905)	1,772	7,566
Other long-term assets	1,280	4,917	2,510
Accounts payable	(8,739)	(2,452)	(7,800)
Accrued expenses	(6,284)	(891)	(15,068)
Other liabilities	(2,809)	(763)	(5,594)
Income taxes	(6,640)	5,506	6,722
Net cash provided by operating activities	94,316	91,841	37,842
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposal proceeds	(17,714)	(9,421)	(8,173)
Purchases of short-term investments	(1,463,335)	(1,787,248)	(69,716)
Proceeds from sales of short-term investments	1,333,611	1,865,403	84,777
Note receivable issued under revolving credit facility	-	-	(4,416)
Proceeds from the repayment of note receivable	-	-	4,416
Proceeds from sales of assets	5,550	25,646	36
Purchases of long-term investments	-	-	(3,070)
Proceeds from sale of long-term investments	-	-	7,204
Proceeds from sales of businesses, net of cash disposed	87,822	514	-
Purchase of businesses, net of cash acquired	(6,654)	-	(15,814)
Net cash provided by (used in) investing activities	(60,720)	94,894	(4,756)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,475	7,079	-
Tax benefit from stock options	118	303	-
Purchases of treasury stock	(34,988)	(64,171)	(11,093)
Borrowings from bank line of credit	34,172	-	560,800
Repayments on bank line of credit	(41,188)	-	(560,800)
Repayments on long-term debt	(120,338)	(56,676)	(12,682)
Payments on capital lease obligations	(309)	(445)	(507)
Dividends paid	(19,913)	(20,872)	(19,406)
Net cash used in financing activities	(179,971)	(134,782)	(43,688)
Effect of exchange rate changes on cash	8,115	7,260	(5,995)
Net increase (decrease) in cash and cash equivalents	(138,260)	59,213	(16,597)
Cash and cash equivalents at beginning of year	242,068	103,808	163,021
Cash and cash equivalents at end of year	$103,808	$163,021	$146,424
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$22,615	$17,618	$9,547
Income taxes, net of refunds	22,942	7,458	7,643
Non-cash transactions:
Notes received for sales of assets	$2,936	$-	$-
Capital leases for equipment	1,142	30	30
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Blyth, Inc. (the “Company”) is a multi-channel company competing primarily in the home fragrance and decorative accessories industry.  The Company designs, markets and distributes an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as products for the foodservice trade, nutritional supplements and weight management products. The Company competes in the global home expressions industry, and the Company’s products can be found throughout North America, Europe and Australia.

Effective January 30, 2009, the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical share, per share, earnings per share and stock-based compensation disclosures have been adjusted accordingly.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Blyth, Inc. and its subsidiaries.  The Company consolidates entities in which it owns or controls more than 50% of the voting shares and/or investments where the Company has been determined to have control. The portion of the entity not owned by the Company is reflected as the noncontrolling interest in Other liabilities in the Consolidated Balance Sheets.  Investments in companies that are not consolidated are reported using the equity method and are recorded in Other assets in the Consolidated Balance Sheets.  All inter-company balances and transactions have been eliminated in consolidation.

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

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The Company’s international subsidiaries use their local currency as their functional currency.  Therefore, all balance sheet accounts of international subsidiaries are translated into U.S. dollars at the year-end rates of exchange, and Statement of Earnings (Loss) items are translated at the weighted average exchange rates for the period.  Resulting translation adjustments are included in
Accumulated other comprehensive income (loss) (“AOCI”). Transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in a currency other than the local functional currency are included in Foreign exchange and other, net.

Investments

The Company makes investments from time to time in the ordinary course of its business that may include common and preferred equity securities, debt instruments, and long-term investments and/or joint ventures that either complement or expand its existing business. The Company’s marketable securities are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The Company reviews investments for impairment using both quantitative and qualitative factors. Unrealized gains and losses on available-for-sale investment securities are included in AOCI, net of applicable taxes, while realized gains and losses are reported in earnings. For investments held as trading all realized and unrealized gains and losses are reported in earnings. The equity method of accounting is used to account for investments in common stock in which the Company owns less than the majority of voting stock and has the ability to exercise significant influence over the operating and financial policies of the investee but lacks control.

Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain intercompany loans. The Company does not hold or issue derivative financial instruments for trading purposes. The Company hedges the investment in net assets of certain of its foreign operations through foreign currency forward contracts. The net after-tax gain related to the net investment hedges recorded in AOCI during fiscal 2009 was $3.7 million. The gain in AOCI related to net investment hedges as of January 31, 2009 was $5.4 million.

The Company has designated its forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. Amounts included in AOCI at January 31, 2009 are insignificant and are expected to be transferred into earnings within

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (continued)

the next twelve months upon payment of the underlying commitment. The foreign exchange contracts outstanding have maturity dates through August 2009.

The Company has designated its foreign currency forward contracts related to intercompany loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge. Forward contracts held with each bank are presented in a net asset or liability position based on netting agreements with each bank.

For consolidated financial statement presentation, net cash flows from all hedges are classified in the categories of the Consolidated Statements of Cash Flows with the items being hedged.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Amounts due from credit card companies for the settlement of credit card transactions are included in cash equivalents because they are both short-term and highly liquid instruments and typically take one to three business days to be received by the Company. The major credit card companies making these payments are highly accredited businesses, and the Company does not deem them as having material counterparty credit risk.

The Company holds its cash investments with high credit quality financial institutions. Due to regulations put in place during fiscal 2009 the cash balances in the Company’s U.S. concentration accounts are fully insured by the Federal Deposit Insurance Corporation through December, 2009. The Company has $3.1 million in restricted cash used as collateral to standby letters of credit, which is reported in Investments. This cash will be restricted until the standby letters of credit are relieved by the beneficiaries.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  The Company records provisions for obsolete, excess and unmarketable inventory in Cost of goods sold.

Shipping and Handling

The Company classifies shipping and handling fees billed to customers as revenue, and shipping and handling costs are classified as Cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation expense for fiscal 2007, 2008 and 2009 was $32.8 million, $30.5 million and $17.0 million, respectively.   Depreciation is provided for principally by use of the straight-line method for financial reporting purposes.  Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  The Company records gains and losses from the sale of property, plant and equipment in operating profit. During fiscal 2008, the Company recorded an $8.3 million impairment charge, including $3.0 million of accelerated

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (continued)

depreciation, related to fixed assets at BHI NA. This charge included $0.5 million recorded in Administrative expense and $7.8 million recorded in Cost of goods sold. During fiscal 2009, $6.7 million relating to a distribution center within the Wholesale segment was reclassified to a long-term asset available for sale within Deposits and other assets in the Consolidated Balance Sheets.

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

The Company performs its annual assessment of impairment as of January 31.  For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of the Company’s reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. The fair value of the reporting units is derived by calculating the average of the outcome of the two valuation techniques described above.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

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

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive income (loss) includes net income (loss), as reported in the Consolidated Statements of Earnings (Loss) and Other Comprehensive Income (Loss). AOCI is comprised of foreign currency cumulative translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, the net gains and losses on cash flow hedging instruments and net investment hedges and SFAS 158 adjustments.  The Company reports, by major components and as a single total, the change in comprehensive income (loss) during the period as part of the Consolidated Statements of Stockholders’ Equity.

The following table presents the components of the Company’s AOCI, net of tax, for the fiscal years ended January 31, 2008 and 2009:

(In thousands)	Foreign currency translation adjustments	Unrealized gain (loss) on certain investments	Net gain (loss) on cash flow hedges	Net gain on net investment hedges	SFAS 158 adjustment	Accumulated other comprehensive income (loss)

Balance at January 31, 2008	$22,219	$878	$(603)	$1,778	$1,172	$25,444
Balance at January 31, 2009	$14,244	$(1,497)	$12	$5,435	$1,172	$19,366

Income Taxes

Income tax expense is based on taxable income, statutory tax rates and the impact of non-deductible items.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.  The Company periodically estimates its probable tax obligations using historical experience in tax jurisdictions and informed judgments.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Deferred tax assets and liabilities reflect the Company’s best estimate of the tax benefits and costs expected to realize in the future. The Company establishes valuation allowances to reduce its deferred tax assets to an amount that will more likely than not be realized.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. A number of years may elapse before an uncertain tax position for which we have established a tax reserve is audited and finally resolved, and the number of years for which we have audits that are open varies depending on the tax jurisdiction (a current summary is provided in Note 15 to the Consolidated Financial Statements). When facts and circumstances change, we reassess these probabilities and record any necessary adjustments to the provision.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (continued)

During fiscal 2008 and 2009, the Company determined that a portion of its fiscal 2008 and 2009 undistributed foreign earnings are not reinvested indefinitely by its non-U.S. subsidiaries, and accordingly, recorded a deferred income tax expense related to these undistributed earnings. The Company periodically reassesses whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely.

Revenue Recognition

Revenues consist of sales to customers, net of returns and allowances.  The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer.  The Company presents revenues net of any taxes collected from customers and remitted to governmental authorities.

The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions.  The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  In some instances, the Company receives payment in advance of product delivery.  Such advance payments occur primarily in the direct selling and direct marketing channels and are recorded as deferred revenue.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded to revenue.  Also included in deferred revenue are gift card sales. Upon expiration or redemption, the related deferred revenue is reclassified to revenue. The Company takes into account escheat laws and historical redemption data into account when realizing gift card revenue.

The Company has established an allowance for doubtful accounts for its trade and note receivables.  The allowance is determined based on the Company’s evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment.

Some of the Company’s business units offer seasonal dating programs pursuant to which qualifying customers are offered extended payment terms for seasonal product shipments, which is a common practice in some of its industries. The sales price for the Company’s products sold pursuant to such seasonal dating programs is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product, except for rights to return that the Company believes are typical of the industry for such reasons as damaged goods, shipping errors or similar occurrences. The Company is not required to repurchase products from its customers, and does not have regular practice of doing so. The Company does not make any sales under consignment or similar arrangements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (continued)

Earnings per Common and Common Equivalent Share

Earnings per common and common equivalent share-basic are computed based upon the weighted average number of shares outstanding during the period. These outstanding shares include both outstanding common shares and vested restricted stock units (“RSUs”) as common stock equivalents.   Earnings per common and common equivalent share-diluted reflects the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock.

Employee Stock Option Plans

The Company has share-based compensation plans as described in Note 16 to the Consolidated Financial Statements.  On February 1, 2006, the Company adopted SFAS No. 123(R), “Shared-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective application transition method, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units.  The Company recognizes compensation expense for share-based awards expected to vest on a straight line basis over the requisite service period of the award based on their grant date fair value.

Operating Expenses

Cost of goods sold includes the cost of raw materials and their procurement costs, inbound and outbound freight, and the direct and indirect costs associated with the personnel, resources and property plant and equipment related to the manufacturing, warehousing, inventory management and order fulfillment functions. Selling expenses include customer service costs, the costs associated with trade shows and showrooms, catalog costs including printing and shipping, commissions paid to consultants, the salaries and benefits related to personnel within the marketing and selling functions, costs associated with promotional offers to independent consultants, and other selling and marketing expenses. Administrative and other expenses includes salaries and related benefits associated with various administrative departments, including human resources, legal, information technology, finance and executive, as well as professional fees and administrative facility costs associated with leased buildings, rents, office equipment and supplies.

Promotional Offers to Independent Consultants, Guests and Hostesses

PartyLite’s sales are generated by its independent consultants, who strive to maximize three interrelated objectives, namely selling product, scheduling (or booking) parties and recruiting new consultants.  In order to encourage its consultants to accomplish these goals, PartyLite makes monthly promotional offers including free or discounted product to guests and hostesses attending and holding shows and annual incentive trips and the payment of bonuses to consultants.

Promotions including free or discounted product are designed to increase revenues by providing incentives for guests attending the parties and hostesses holding the shows. These include (1) discounted product offers to hostesses who hold shows or meet certain sales objectives at the shows, (2) offering free or discounted products to guests whose purchases exceed a certain level, and (3) offering special “party only” products that can only be purchased by guests attending a show. Promotional offers for free product are recorded as a charge to Cost of goods sold when

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.          Summary of Significant Accounting Policies (continued)

incurred, and promotional offers for discounted product are recorded as a reduction of revenue when incurred with the full cost of the product being charged to Cost of goods sold.

Annual incentive trips (paid for by PartyLite for consultants) and bonuses (usually in the form of cash or an allowance against the cost of an incentive trip) are awarded to consultants who recruit new consultants during promotional periods or achieve certain sales levels. Estimated costs related to these promotional offers are recorded as compensation within Selling expense as they are earned. During fiscal 2007, 2008 and 2009, related promotional expenses were recorded of $10.1 million, $7.1 million and $9.8 million, respectively.

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefit.

Direct-response advertising relates to the Miles Kimball business and consists primarily of the costs to produce direct-mail order catalogs.  The capitalized production costs are amortized for each specific catalog mailing over the period following catalog distribution in proportion to revenues (orders) received, compared to total estimated revenues for that particular catalog mailing.  The amortization period is generally from three to six months and does not exceed twelve months.

In certain of the Company’s Wholesale and Direct Selling businesses, catalog production costs are capitalized and expensed as the catalogs are distributed, generally over less than a twelve month period.

Note 2.       New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquisition costs, in process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet estimated the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. SFAS No. 160 will change the way in which the Company classifies its noncontrolling interests on its Consolidated Balance Sheets, and the manor in which it presents net income (loss) in the Consolidated Statement of Earnings (Loss). None of these changes are expected to have a significant impact on the Company’s consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2.       New Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for reporting period beginning after November 15, 2008, with early adoption permitted. The Company does not expect the expanded disclosures of SFAS No. 161 to have a significant impact on its consolidated financial statements.

Note 3.       Business Acquisitions

On August 4, 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins and other related nutritional supplements, through a series of investments. As part of the transaction, the Company and ViSalus entered into a $5.0 million revolving credit facility that permits ViSalus to borrow from the Company at interest rates comparable to those that the Company receives when borrowing from a third-party lender.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. As provided in the acquisition agreement, the availability under the $5.0 million revolving credit facility was reduced to $2.5 million, of which $2.1 million was outstanding as of January 31, 2009. In addition, the Company is required, subject to the conditions in the acquisition agreement, to make additional purchases of ViSalus’s equity interest to increase its equity ownership over time to 57.5%, 72.7% and 100.0%.  The requirement for additional purchases is conditioned upon ViSalus meeting certain operating targets in fiscal 2010, 2011 and 2012,  subject to a one-time, one-year extension in any year.  The purchase prices of the additional investments are based on ViSalus’s future operating results as defined in the agreement. The Company has the option to acquire the remaining interest in ViSalus even if they do not meet the predefined operating targets.

The Company has accounted for the acquisition of ViSalus as a business combination under SFAS No. 141 “Business Combinations”.  The Company analyzed the criteria for consolidation in accordance with ARB No. 51 “Consolidated Financial Statements” and its supporting literature, and has determined it has control of ViSalus based on the following factors.  ViSalus is currently majority owned collectively by Blyth and Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), a related party (see Note 22 to the Consolidated Financial Statements for additional information).  Moreover, the Company has taken into account the composition of ViSalus’s six-member board of managers, two of whom are the Company’s executive officers, one of whom is a principal of RAM, two of whom are founders and executive officers of ViSalus and one of whom is independent.  Additionally, the Company and RAM together control ViSalus’s compensation committee and control the compensation of the two ViSalus executive officers who serve on ViSalus’s board of managers.  Consequently, five of the six members of ViSalus’s board of managers may be deemed to operate under the Company’s influence.

The Company has also taken into account ViSalus’s governing documents, which afford the Company significant rights with respect to major corporate actions and the right to force the other owners of ViSalus’s equity instruments to sell them in some corporate transactions.  Finally, the Company considered the mechanisms that are in place to permit it to purchase the remaining minority interest in ViSalus over the next several years.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3.       Business Acquisitions (continued)

As discussed above, the Company is required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets.  As a result, these redeemable noncontrolling interests have been accounted for in accordance with the guidance in Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities.  Accordingly, the Company has recognized these noncontrolling interests outside of permanent equity, and will accrete changes in their redemption value through the date of redemption if it continues to be probable that the noncontrolling interests will be redeemed.  The accretion of the redemption value is recognized as a charge to retained earnings, and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential will be reflected in the Company’s earnings per share.  As of January 31, 2009, the carrying amount of the redeemable noncontrolling interests was $0.9 million and has been reflected in Other liabilities in the Consolidated Balance Sheet.  If ViSalus meets its current projected operating targets, the total expected redemption value of noncontrolling interest will be approximately $19.4 million paid over fiscal 2011, 2012 and 2013. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections.

The acquisition of ViSalus by the Company involves related parties, as discussed in Note 22 to the Consolidated Financial Statements. The other owners of ViSalus include its three founders (each of whom currently own 11.7% of ViSalus) and a small group of employees who collectively own approximately 5.9% of ViSalus.  The Company’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each).  Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 30.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

Through January 31, 2009, the Company had incurred $1.0 million in costs related to the ViSalus transaction which have been accounted for as part of the cost of the acquisition. ViSalus is included in the Direct Selling segment, and its operating results since October 21, 2008, the date of acquisition, are included in the Company’s Consolidated Statements of Earnings (Loss).

In August 2008, the Company acquired certain assets of As We Change, a catalog and internet retailer, for $2.3 million in cash. The results of operations for As We Change, which were not material, are included in the Consolidated Statements of Earnings (Loss) of the Company since August 3, 2008, the date of acquisition. As We Change is included in the Catalog & Internet reporting segment.

Note 4.       Business Divestitures and Discontinued Operations

On April 12, 2006, the Company sold its European seasonal decorations business, Kaemingk B.V. (“Kaemingk”), in the Wholesale segment for $41.2 million, to an entity controlled by the management of Kaemingk.  On June 16, 2006, the Company sold its European everyday home, garden and seasonal business, Edelman B.V. (“Edelman”), and its European gift and florist products business, Euro-Decor B.V. (“Euro-Decor”), both in the Wholesale segment, for $38.5 million, to an entity with which members of the management of Edelman and Euro-Decor were affiliated.  On August 17, 2006, the Company sold its European mass candle business, Gies,

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4.       Business Divestitures and Discontinued Operations (continued)

which was part of the Wholesale segment, for $31.6 million.  On December 20, 2006, the Company sold its European premium candle business, Colony, for $1.2 million.  Accordingly, these businesses have all been reported as discontinued operations for all periods presented in the Consolidated Statements of Earnings (Loss).

Included in the earnings (loss) from discontinued operations in the Consolidated Statements of Earnings (Loss) for the year ended January 31, 2007 are the following:
(In thousands)
Net Sales	$108,134
Earnings (loss) from discontinued operations, net of tax	(24,863)
Gain (loss) on sale of discontinued operations, net of tax	$(80,865)

Included in the earnings (loss) from discontinued operations was a net operating loss of $0.3 million for fiscal 2007.  In fiscal 2007, the Company recorded a non-tax deductible loss on sale of discontinued operations of $18.4 million as a result of the sale of Kaemingk.

Included in the earnings (loss) from discontinued operations was a net operating loss of $2.2 million for fiscal 2007.  In the first quarter of fiscal 2007, the Company recorded a non-tax deductible goodwill impairment charge of $16.7 million related to these businesses, which has been included in the loss on sale of discontinued operations.  In fiscal 2007, the Company recorded a non-taxable gain on the sale of Edelman and Euro-Decor of $2.1 million.

Included in the earnings (loss) from discontinued operations were net operating losses related to Gies of $9.9 million in fiscal 2007. Also included in the loss on sale of discontinued operations was a net of tax loss on the sale of Gies of $28.0 million, which included a non-taxable charge for the impairment of the Gies business.

Included in the earnings (loss) from discontinued operations were net operating losses related to Colony of $12.4 million for fiscal 2007.  Also included in the loss on sale of discontinued operations was a net of tax loss of $19.9 million for the sale of the Colony business.

In April 2007, the Company sold certain assets and liabilities of the Blyth HomeScents International North American mass channel candle business (“BHI NA”), which was part of the Wholesale segment. The net assets were sold for $25.3 million, including proceeds from the sale of overstock inventory of $1.3 million. Of this amount, $21.8 million was received at closing and a total of $3.5 million was received subsequently in fiscal 2008.

Note 5.       Restructuring and Impairment Charges

During fiscal 2007 and fiscal 2008, the Company recorded charges related to the restructuring of its North American mass channel home fragrance business. The major components of the restructuring included the closing of the Tijuana, Mexico manufacturing facility, the elimination of less profitable customers, the streamlining of the stock keeping unit base of the mass business, the outsourcing of certain products previously manufactured by the Company and personnel reductions.  Related charges included $1.4 million and $0.7 million of severance costs recorded to Cost of goods sold for the termination of 149 employees, in fiscal 2007 and 2008, respectively.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5.       Restructuring and Impairment Charges (continued)

During fiscal 2007, the Company recorded charges related to the restructuring of the North American operations of the Direct Selling segment in recognition of the decline in sales in this channel.  Restructuring charges associated with the termination of 91 employees included severance costs of $1.5 million, $0.4 million of which was recorded in cost of goods sold, $0.4 million was recorded in selling expense and $0.7 million in administrative expense. During fiscal 2008 an additional $0.1 million of severance costs were recorded to administrative expense. Lease termination costs of $0.5 million and $1.5 million were recorded to costs of goods sold, in fiscal 2007 and 2008, respectively. As a result of a change in estimate relating to future sublease income and payments made during fiscal 2009, the Company recorded a charge of $1.7 million to Costs of goods sold. The Company anticipates the lease termination costs to be paid through fiscal 2013.

The following is a tabular rollforward of the restructuring charges described above that were recorded on the Consolidated Balance Sheets of the Company:

	Wholesale Segment	Direct Selling Segment
(In thousands)	Severance Costs	Lease Obligation	Severance Cost	Total
Balance at February 1, 2006	$-	$-	$-	$-
Charges incurred during fiscal 2007	1,395	450	1,541	3,386
Payments made against 2007 charges	(926)	-	-	(926)
Balance at January 31, 2007	$469	$450	$1,541	$2,460
Changes in estimate during fiscal 2008	726	1,486	130	2,342
Payments made against 2008 charges	(1,057)	(785)	(1,571)	(3,413)
Balance at January 31, 2008	$138	$1,151	$100	$1,389
Changes in estimate during fiscal 2009	-	1,701		1,701
Payments made in fiscal 2009	(138)	(865)	(100)	(1,103)
Balance at January 31, 2009	$-	$1,987	$-	$1,987

Note 6.          Investments

The Company’s investments as of January 31, 2009 consisted of a number of financial securities including debt instruments, preferred stocks, mutual funds, an investment in a limited liability company and restricted cash.  The Company accounts for its investments in debt and equity instruments in accordance with SFAS No. 115.

As of January 31, 2009, the Company’s preferred stocks are classified as long-term trading investments and both realized and unrealized gains and losses on these securities are recorded in the Consolidated Statements of Earnings (Loss) in Foreign exchange and other expense (income).  These securities are valued based on a combination of quoted prices in inactive markets.

The Company holds other debt and equity auction rate securities (“ARS”) which are classified as long-term, available-for-sale investments.  These securities are valued based on many factors including the credit quality of the issuer and its insurer, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Realized gains and losses on these securities are determined using the specific identification method and are recorded in Foreign exchange and other expense (income).  Unrealized losses on these securities that are

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6.          Investments (continued)

considered temporary are recorded in AOCI.  Unrealized losses that are considered other than temporary are recorded in the Consolidated Statements of Earnings (Loss) in Foreign exchange and other expense (income).

The Company holds mutual funds as part of a deferred compensation plan which are classified as available-for-sale.  These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These investment balances are included in Deposits and other assets in the Consolidated Balance Sheets.

The Company holds an investment in a limited liability company (“LLC”) obtained through its recent ViSalus acquisition. The LLC is accounted for on the cost basis as the Company holds an insignificant equity interest in this company.  The Company assesses the fair value of this investment each reporting period and if a loss occurs that is deemed to be other than temporary, an impairment will be recorded in the Consolidated Statements of Earnings (Loss) in Foreign exchange and other expense (income).

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit.  These are recorded at cost and interest earned on these will be realized in Interest income in the Consolidated Statements of Earnings (Loss).

Investments, by category:

(In thousands)	January 31, 2008	January 31, 2009
Debt securities	$15,000	$4,481
Equity securities	25,370	16,243
Limited liability partnership	10,000	-
Collateral -certificate of deposit	-	3,070
Deferred compensation plan assets [1]	3,489	1,314
Joint Venture	2,315	-
Investment in LLC	-	1,100
Other	5	81
Total investments	$56,179	$26,289
1 These assets are recorded in Deposits and other assets in the Consolidated Balance Sheets

As of January 31, 2008 and 2009, the Company held $25.0 million and $13.5 million, respectively, of ARS classified as available-for-sale securities. The reduction of ARS during the current fiscal year is primarily the result of par value redemptions. ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. The Company’s auction rate securities are all AAA/Aaa rated investments and consist of a student loan portfolio with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and a closed-end fund consisting of preferred stock of various utilities that maintains assets equal to or greater than 200% of the liquidation preference of its preferred stock. These securities’ valuations considered the financial conditions of the issuer and its

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6.          Investments (continued)

guarantor as well as the value of the collateral.  If the credit ratings of the issuer or the collateral deteriorate, the Company may adjust the carrying value of these investments.

The current uncertainties surrounding the credit markets have prevented the Company and other investors from liquidating all of their holdings by selling their securities at par value. Historically, the par value of these securities approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal 2009 market auctions, including auctions for substantially all the Company’s ARS, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these securities could successfully be liquidated at par, the Company has recorded a pre-tax unrealized loss of $1.5 million to AOCI as of January 31, 2009 to reflect liquidity risk related to the securities, and has classified these securities as non-current investments as of January 31, 2009. All unrealized losses are the result of impairments which occurred during fiscal 2009. The Company deems these securities to be temporarily impaired because of the Company’s ability to hold these securities to maturity, if necessary, and the underlying liquidity of the issuer and its insurer or guarantor which does not indicate that a condition of a permanent impairment exists.

As of January 31, 2008 and 2009, the Company held debt securities totaling $15.0 million and $5.0 million, at par, respectively, with contractual maturities greater than ten years from the Balance Sheet date.

All income generated from these debt securities was recorded as Interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

As of January 31, 2008, the Company had a $5.2 million investment in the equity securities of RedEnvelope, Inc. (“RedEnvelope”) that was classified as available-for-sale.  In the first quarter of fiscal 2009, this investment was deemed to be other-than-temporarily impaired as a result of RedEnvelope’s filing for bankruptcy protection. Accordingly, a charge of $5.2 million was recorded to write off the full balance of this investment.

During fiscal 2008 and through most of fiscal 2009, the Company’s investments in preferred stocks were bought and sold on a short-term basis with the sole purpose of generating a profit on price differences. Accordingly, these investments were classified as short-term trading investments. As of January 31, 2009, the Company has discontinued its short-term trading strategy and has classified these securities as long-term. As of January 31, 2009, the Company has recorded $2.1 million of unrealized losses to Foreign Exchange and other, net.

The Company’s investment in a limited partnership was purchased in fiscal 2008, at a cost of $10.0 million. The Company fully liquidated its investment in the partnership and has recorded a net loss of $0.7 million during fiscal 2009.

During September 2008 the Company sold its investment in an Australian joint venture for $2.2 million, resulting in a loss of $0.2 million.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7.          Inventories

The major components of Inventories are as follows:

January 31, (In thousands)	2008	2009
Raw materials	$6,490	$9,643
Finished goods	126,095	127,444
Total	$132,585	$137,087

As of January 31, 2008 and 2009, the inventory valuation reserves totaled $12.4 million and $15.8 million, respectively. The Company recorded provisions for obsolete, excess and unmarketable inventory to Cost of goods sold in the Consolidated Statements of Earnings (Loss) for fiscal 2007, 2008 and 2009 of $29.3 million, $4.8 million and $6.1 million, respectively.

Note 8.          Prepaid and Other

Prepaid and other consists of the following:

January 31, (In thousands)	2008	2009
Income and other taxes	$4,492	$2,192
Catalogs	6,654	6,649
Promotions	5,783	2,844
Foreign exchange forward contracts	-	6,127
Other	15,039	12,857
Total	$31,968	$30,669

Due to weakening of the Euro against the U.S. Dollar in the recent months many of the Company’s foreign exchange forward contracts are in an asset position as shown above. As of January 31, 2008 the outstanding hedges were in a net loss position, and as such, were classified as a liability.

Note 9.          Goodwill and Other Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

The Company performs its annual assessment of impairment as of January 31.  For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of the Company’s reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9.          Goodwill and Other Intangibles (continued)

fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. The fair value of the reporting units is derived by calculating the average of the outcome of the two valuation techniques described above.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

As a result of the Company’s annual fourth quarter impairment analyses in fiscal 2008, the Company determined that the goodwill balance at the Miles Kimball reporting unit, in the Catalog & Internet segment, was impaired. In fiscal 2008, the Miles Kimball business experienced lower revenue growth than anticipated when compared to the fiscal 2008 budget and beyond. The Company recorded a non-cash pre-tax goodwill impairment charge of $46.8 million in the fourth quarter of fiscal 2008.

During the first three quarters of fiscal 2009, the Miles Kimball Company and the Boca Java reporting units, both part of the Catalog & Internet segment, experienced substantial declines in operating performance when compared to prior years’ results and their strategic outlook. The Company believes this shortfall in performance was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions. As a result the Company performed an impairment analysis, and determined that the goodwill in these reporting units was determined to be fully impaired. Accordingly, the Company recorded a non-cash pre-tax goodwill impairment charge of $30.9 million.

The following table shows changes in goodwill for the fiscal years ended January 31, 2008 and 2009, by operating segment:

(In thousands)	Direct Selling	Catalog & Internet	Wholesale	Total
Goodwill at January 31, 2007	$2,298	$76,384	$-	$78,682
Impairment charges		(46,828)	-	(46,828)
Goodwill at January 31, 2008	$2,298	$29,556	$-	$31,854
ViSalus acquisition	11,690	-	-	11,690
As We Change acquisition	-	1,295	-	1,295
Impairment charges	-	(30,851)	-	(30,851)
Goodwill at January 31, 2009	$13,988	$-	$-	$13,988

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake in fiscal 2004 and As We Change during fiscal 2009, which are reported in the Catalog and Internet segment; and ViSalus, acquired during fiscal 2009, which is reported in the Direct Selling segment. The indefinite-lived trade names and trademarks were valued at $25.7 million and $12.1 million as of the fiscal years ended January 31, 2008 and 2009, respectively.  The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually as of January 31, and upon the occurrence of a triggering event.  As part of the impairment analysis for fiscal 2008, the Company recorded an impairment charge of $2.4 million, related to certain of the Company’s trade names, which were determined to be impaired due to changes in the business environment, adverse economic conditions currently experienced and decreased consumer spending. As part of the previously mentioned impairment analysis performed for the third quarter of fiscal 2009 and a subsequent review performed in the fourth

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9.          Goodwill and Other Intangibles (continued)

quarter for the Catalog & Internet segment, the Company recorded impairment charges totaling $17.9 million, related to certain of the Company’s trade names, which were determined to be impaired.

Other intangible assets include the following (In thousands):

(In thousands)	Indefinite-lived trade names and trademarks	Customer relationships	Total
Other Intangibles at January 31, 2007	$28,100	$7,250	$35,350
Amortization	-	(1,500)	(1,500)
Impairments	(2,350)	-	(2,350)
Other Intangibles at January 31, 2008	$25,750	$5,750	$31,500
ViSalus acquisition	$4,200	$300	4,500
As We Change acquisition	-	387	387
Amortization	-	(1,647)	(1,647)
Impairments	(17,900)	-	(17,900)
Other Intangibles at January 31, 2009	$12,050	$4,790	$16,840

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  Amortization expense was $1.5 million in fiscal 2008 and $1.6 million in fiscal 2009.  Estimated amortization expense for the next five fiscal years, beginning with fiscal 2010 is as follows:  $1.4 million, $1.2 million, $0.8 million, $0.6 million and $0.6 million.  The weighted average remaining life of the Company’s customer lists was 5.6 years at January 31, 2009.

Note 10.       Fair Value Measurements

On February 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for the Company’s financial assets and liabilities. This statement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which for fiscal 2009 is January 31, 2009.

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

Level-3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10.       Fair Value Measurements (continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, January 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of January 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Equity securities	$16,243	$-	$7,209	$9,034
Debt securities	4,481	-	-	4,481
Deferred compensation plan assets [1]	1,314	1,314	-	-
Foreign exchange forward contracts	6,127	-	6,127	-
Total	$28,165	$1,314	$13,336	$13,515
1 There is an offsetting liability for the obligation to its employees in Other liabilities

The table below summarizes the change in the fair value of Level-3 financial assets and liabilities for the twelve month period ended January 31, 2009:

(In thousands)	Significant unobservable inputs (Level 3)

Fair value February 1, 2008	$25,000
Settlements	(10,000)
Unrealized loss, net [1]	(1,485)
Fair value January 31, 2009	$13,515
1. All unrealized losses on available for sale investments are recorded as a component of AOCI

The Company values its deferred compensation plan assets using Level-1 inputs.  These assets consist of shares of mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges by purchasing forward contracts. These contracts are valued using Level-2 inputs, primarily observable forward foreign exchange rates and quoted settlement estimates for the Company’s outstanding forwards. The Company is subject to credit-related losses in the event of nonperformance by counterparties to these contracts. Counterparties to these agreements are, however, major international financial institutions with high-quality credit ratings. The Company enters into agreements with financial institutions where the risk of loss due to nonperformance is believed to be minimal. The Company values certain preferred stock investments using information classified as Level-2. This data consists of quoted prices of identical instruments in an inactive market. The preferred stock investments are valued using price quotes from numerous sources and a review of recent trade history. The debt and equity securities classified as Level-3 consist of auction rate securities, the value of which takes into consideration many factors including the credit quality of the issuer, value of the collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active, observable, market currently for these securities, they have been classified as Level-3.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11.       Accrued Expenses

Accrued expenses consist of the following:

January 31, (In thousands)	2008	2009
Compensation and benefits	$23,530	$21,121
Deferred revenue	16,350	12,759
Promotional	12,135	7,674
Interest payable	4,110	2,779
Taxes, other than income	3,206	3,248
Self-insurance reserves	2,223	1,838
Postage and freight	2,190	1,538
Other	14,301	13,936
Total	$78,045	$64,893

Note 12.       Long-Term Debt

Long-term debt consists of the following:

January 31, (In thousands)	2008	2009
7.90% Senior Notes	$49,501	$37,292
5.50% Senior Notes	99,876	99,897
Other	9,438	8,542
	158,815	145,731
Less current maturities	(928)	(37,936)
	$157,887	$107,795

During fiscal year 2009, the Company repurchased $12.3 million of its 7.9% Senior Notes and other debt reductions of $0.8 million for a total reduction in long term debt of $13.1 million.

On October 2, 2006, the Company executed Amendment No. 1 to its unsecured revolving credit facility (“Credit Facility”) dated as of June 2, 2005.  The amendment provided for borrowing under the Credit Agreement of $75.0 million, contingent upon the adherence to predefined covenants. As a result of noncompliance with two of the covenants the Company terminated the Credit Facility on December 5, 2008, after providing cash collateral to the issuing bank such that all standby letters of credit are fully satisfied and are no longer considered outstanding under the Credit Facility.

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  In fiscal 2008 and 2009, the Company repurchased $48.4 million and $12.3 million, respectively, of these notes, resulting in $37.3 million outstanding as of January 31, 2009.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At January 31, 2009, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12.       Long-Term Debt (continued)

contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At January 31, 2009, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of January 31, 2008 and 2009, Miles Kimball had approximately $8.6 million and $8.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of January 31, 2008 and 2009, CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by a bank and is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 2.0% as of January 31, 2009.  Payments of principal are required annually and interest payments are required monthly under the terms of the bond.

Maturities under debt obligations for the fiscal years ending January 31 are as follows (In thousands):

2010	$37,936
2011	559
2012	550
2013	583
2014	100,528
Thereafter	5,575
$145,731

The estimated fair value of the Company’s $158.8 million and $145.7 million total long-term debt (including current portion) at January 31, 2008 and 2009 was approximately $141.9 million and $120.6 million, respectively.  The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

As of January 31, 2009, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2010.  As of January 31, 2009, no letters of credit were outstanding.

Note 13.       Employee Benefit Plans

On January 31, 2007, the Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS No. 158”).

SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension plan in the Consolidated Balance Sheets as of the measurement date of January 31, 2007, with a corresponding adjustment to AOCI.  The funded status is the difference between the fair value of plan assets and the projected benefit obligation. The adjustment to AOCI at adoption represents

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13.       Employee Benefit Plans (continued)

the net unrecognized actuarial gains or losses not yet recorded as a component of other comprehensive income.

In accordance with SFAS No. 158, the Company recorded an adjustment to its Consolidated Balance Sheet as of January 31, 2007 reducing its projected benefit obligation by $1.5 million with a corresponding credit to AOCI, net of taxes of $0.9 million. The adoption of SFAS No.158 had no effect on the Company’s Consolidated Statements of Earnings (Loss) for the fiscal 2007, 2008 and 2009. In fiscal 2008 the Company recorded an additional credit to AOCI, net of deferred taxes, of $0.3 million in order to reflect the changes in the funded status of the Miles Kimball Company Retirement Plan (“Plan”).

Certain employees of Miles Kimball are covered by the Plan.  This non-contributory, defined benefit retirement plan provides benefits based on years of service and employee compensation for specified periods.  When the Company acquired Miles Kimball on April 1, 2003, a decision was made to cease the accrual of benefits for all Plan participants, except to the extent that a benefit accrual is required to comply with Section 416 of the Internal Revenue Code.  The Plan was frozen effective May 31, 2003.  All vested benefits that have been accrued as of May 31, 2003 will continue to be held for participants under the terms of the Plan.  The Plan was terminated effective October 31, 2007. During fiscal 2009, the Company filed for approval of the plan termination with the Pension Benefit Guaranty Corporation (“PBGC”) and the Internal Revenue Service (“IRS”). Pursuant to the termination, the Company purchased an annuity with a life insurance company, covering all participants in the Plan. Upon approval of the termination, this annuity will become irrevocable and the Company will be relieved from primary responsibility of the pension obligation. As a result of this purchase the estimated liability is offset fully by the plan assets, and the net periodic benefit cost and the project benefit obligation were no longer estimated for future periods. Additionally, the Company was not required to make a contribution to the Plan in fiscal 2009, and does not anticipate any contributions or benefit payments to the Plan in the future. The Company received approval from the PBGC during fiscal 2009.

Certain of the Company’s non-U.S. subsidiaries provide pension benefits to employees or participate in government sponsored programs.  The cost of these plans or government sponsored programs was $1.3 million and $1.7 million in fiscal 2008 and 2009, respectively. Most employees outside the United States are covered by government sponsored and administered programs. Other contributions to government-mandated programs are not expected to be significant.

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees.  Contributions to all such plans are principally at the Company’s discretion.  Total expense related to all defined contribution plans for the fiscal years ended January 31, 2007, 2008 and 2009 was $6.8 million, $5.7 million and $4.5 million, respectively. The decrease in fiscal 2009 from the prior periods is primarily due to the reductions in personnel made during the year.

The Company has entered into an employment agreement with its Chairman and Chief Executive Officer, Robert B. Goergen, dated as of August 1, 2000. This contract has been amended and restated from time to time to extend his term of employment and provide other benefits. Benefits pursuant to the agreement have been funded by a purchased annuity contract.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14.       Commitments and Contingencies

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest.  In August 2008, the Company filed a protest of the assessment, which it intends to contest vigorously.  During fiscal 2008, the Company established a reserve for this matter that it believes is adequate based on existing facts and circumstances.  The ultimate resolution of this matter could exceed the Company’s recorded reserve in the event of an unfavorable outcome of this matter.  It is reasonably possible that losses in excess of the Company’s recorded reserve could be incurred; however, the Company cannot estimate such a loss at this time. The Company is currently in settlement discussions with the state and believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

The Company utilizes operating and capital leases for a portion of its facilities and equipment.  Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises.  Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating and capital leases are as follows (In thousands):
For the years ending January 31,
2010	$14,502
2011	10,680
2012	7,789
2013	5,406
2014	1,719
2015 and thereafter	2,715
Total minimum payments required	$42,811

Rent expense for the years ended January 31, 2007, 2008 and 2009 was $21.4 million, $18.5 million and $17.2 million, respectively.

Pursuant to the employment agreement identified above, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 1,875,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 1,875,000 shares of Common Stock.  In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 1,875,000 shares of Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his spouse.  There is no specified effective date or stock price requirement in the agreements and the Company’s only obligation is to use its best efforts to have the registration become effective.  The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor’s estate, or his or her beneficiaries, as the case may be, can then sell all of the shares of the common stock owned by them without registration.  At January 31, 2009 the Company has recorded a liability of approximately $0.2 million related to the estimated future costs to register the securities.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14.       Commitments and Contingencies (continued)

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 15.       Income Taxes

Earnings (loss) from continuing operations before income taxes and minority interest:

Year ended January 31, (In thousands)	2007	2008	2009
United States	$(49,549)	$(40,159)	$(81,843)
Foreign	54,918	61,884	70,318
	$5,369	$21,725	$(11,525)

Income tax expense attributable to continuing operations consists of the following:

Year ended January 31, (In thousands)	2007	2008	2009
Current income tax expense:
Federal	$3,368	$211	$(40)
State	1,896	8,936	2,418
Foreign	6,824	8,592	12,698
	12,088	17,739	15,076
Deferred income tax expense (benefit):
Federal	(7,442)	(6,516)	(10,277)
State	(1,386)	(673)	(757)
Foreign	(596)	(3)	(202)
	(9,424)	(7,192)	(11,236)
	$2,664	$10,547	$3,840

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15.       Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

January 31, (In thousands)	2008	2009
Deferred tax assets:
Amortization	$11,376	$20,865
Accrued expenses and other	3,107	1,520
Allowance for doubtful receivables	1,366	1,755
Employee benefit plans	3,063	3,564
Inventory reserves	4,740	4,911
Net operating loss and other tax credit carryforwards	10,849	25,461
Capital loss carryforward	12,359	12,345
Contingency reserves	8,555	7,592
Other reserves	2,450	2,998
Valuation allowance	(17,493)	(21,533)
	40,372	59,478
Deferred tax liabilities:
Prepaids	(5,016)	(8,310)
Undistributed foreign earnings	(16,065)	(19,689)
Depreciation and amortization	(12,013)	(12,497)
	(33,094)	(40,496)
Net deferred tax asset	$7,278	$18,982

The valuation allowance relates to certain U.S. and non-U.S. tax loss carryforwards, state deferred tax assets, and a U.S. capital loss carryforward, for which the Company believes, due to various limitations in these foreign jurisdictions related to the tax loss carryforwards and due to limitations imposed by U.S. federal and state tax regulations, it is more likely than not that such benefits will not be realized. As of January 31, 2009, the Company had net operating loss carryforwards, which consisted of approximately $7.9 million of U.S. federal net operating losses that will expire on January 31, 2023 and 2026, $105.0 million of U.S. state net operating losses that will begin to expire in 2013, and foreign net operating losses of $13.1 million, which will begin to expire in 2012. Also, as of January 31, 2008, the Company had a $31.4 million U.S. capital loss carryforward of which the majority will expire on January 31, 2012.  Finally, the Company has state deferred tax assets of $0.8 million, that due to the fact that the businesses that these assets relate to have a history of net operating losses, it is more likely than not that a benefit for these assets will not be recognized.

As of January 31, 2009, the Company determined that $93.3 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries.  An accumulated deferred tax liability has been recorded against these undistributed earnings of $19.7 million, an increase of $3.6 million over the prior year.  Of this amount, $4.1 million was recorded an expense to the Company’s Net Loss in the current period.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15.       Income Taxes (continued)

The $4.1 million expense that was recorded includes a charge of $11.1 million related to the effect of current year unremitted earnings of foreign subsidiaries not permanently reinvested, and a benefit of $7.0 million related to a restructuring of the Company’s European businesses that occurred during fiscal 2008 and 2009, that enabled the Company to utilize tax losses from the sales of its European wholesale businesses. This increase in the deferred tax liability was offset by a $0.5 million decrease related to the tax effect of changes in foreign exchange rates on the portion of the Company’s investment in foreign subsidiaries relating to unremitted earnings not permanently reinvested.  This portion of the change in the deferred tax liability was recorded in AOCI.

As of January 31, 2009, undistributed earnings of foreign subsidiaries considered permanently reinvested for which deferred income taxes have not been provided were approximately $36.3 million.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

Year ended January 31, (In thousands)	2007	2008	2009
Tax at statutory rate	$1,879	$7,387	$(3,918)
Tax effect of:
U.S. state income taxes, net of federal benefit	138	(1,567)	(1,383)
Tax exempt interest	(1,537)	(1,677)	(200)
Permanent differences	(263)	17	283
Recovery of note receivable reported in discontinued operations	(1,797)	-	-
Valuation allowance on state net operating losses net of federal benefit	-	1,935	801
Release of valuation allowance on capital loss carryforward	-	(2,742)	(931)
Change in reserve for tax contingencies	1,882	5,781	3,384
Non-deductible goodwill impairment	3,072	10,625	6,448
Foreign dividend and subpart F income	(1,280)	983	6,832
Tax on undistributed foreign earnings	12,608	275	4,079
Foreign tax rate differential	(13,367)	(11,932)	(12,156)
Other	1,329	1,462	601
	$2,664	$10,547	$3,840

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15.       Income Taxes (continued)

The Company adopted the provisions of FIN 48 effective on February 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $6.1 million increase in the liability for unrecognized tax benefits that may not be realized and an asset of $3.3 million. These amounts accounted for a net $2.8 million reduction to the Company’s February 1, 2007 Retained earnings balance. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties during the year ended January 31, 2009:

(In thousands)
Balance as of February 1, 2008	$25,129
Gross increases – tax positions prior periods	894
Gross decreases – tax positions prior periods	(1,519)
Gross increases – current period tax positions	170
Decreases – settlements with taxing authorities	(148)
Balance as of January 31, 2009	$24,526

As of January 31, 2009, the Company had $24.5 million of gross unrecognized tax benefits, excluding interest and penalties. This amount represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 31, 2009, the Company had $9.5 million accrued for the payment of interest and penalties, which also impacted the tax rate.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of January 31, 2009 that may be resolved within fiscal 2010 is approximately $1.9 million, as a result of filing amended tax returns, closing of statutes, and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009, but the amount cannot be estimated.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.   The number of years with open tax audits varies depending on the tax jurisdiction.  The Company’s major taxing jurisdictions include the United States (including the state jurisdictions of Illinois and Massachusetts), Canada, Germany and Switzerland.  In the United States, the Company is currently under audit by the Internal Revenue Service for fiscal 2005 through 2008.  The Company is currently under audit in the state of Illinois for fiscal 2003, 2004 and 2005 and is open to examination for fiscal 2006, 2007 and 2008.  The Company is currently under audit in the commonwealth of Massachusetts for fiscal 2002, 2003 and 2004 and is open to examination for fiscal 2005 through 2007.  The Company is currently under audit in the state of Wisconsin for fiscal 2002, 2003, 2004 and 2005 and is open to examination for fiscal 2006 through 2008. In Germany, the Company is currently under examination for fiscal 2004 and open to examination for fiscal 2005 through 2008.  In Switzerland, the Company is open to examination for fiscal 2008.  The Company does not anticipate that the resolution of the Internal Revenue Service, Illinois, Massachusetts, Wisconsin, and German audits will materially impact its financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15.       Income Taxes (continued)

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest.  In August 2008, the Company filed a protest of the assessment, which it intends to contest vigorously.  During fiscal 2008, the Company established a reserve for this matter that it believes is adequate based on existing facts and circumstances.  The ultimate resolution of this matter could exceed our recorded reserve in the event of an unfavorable outcome of this matter.  It is reasonably possible that losses in excess of the Company’s recorded reserve could be incurred; however, the Company cannot estimate such a loss at this time. The Company is currently in settlement discussions with the state and believes the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 16.       Stock-Based Compensation

Effective January 30, 2009, the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical stock-based compensation disclosures have been adjusted accordingly.

Summary of Plans

As of January 31, 2009, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 1,625,025 shares authorized for grant under these plans as of January 31, 2009, and there were approximately 910,000 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption of and subsequent amendments to the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. A total of 30,480 RSUs have been granted during fiscal 2009.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16.       Stock-Based Compensation (continued)

Impact of Adoption of 123(R)

On February 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the fiscal years ended January 31, 2007, 2008 and 2009 includes compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2008	69,877	$97.20
Granted	30,480	79.64
Vested	(12,650)	105.28
Forfeited	(12,588)	92.51
Nonvested restricted stock and RSUs at January 31, 2009	75,119	$89.51	$1,025
Total restricted stock and RSUs at January 31, 2009	90,947	$92.45	$1,241

Compensation expense related to restricted stock and RSUs for fiscal year 2007, 2008 and 2009 was approximately $1.5 million, $1.4 million and $1.8 million, respectively. Restricted stock and RSUs expense included in discontinued operations for fiscal 2007 was approximately $0.2 million. There was no restricted stock and RSUs benefit included in discontinued operations for fiscal years 2008 or 2009. There were no restricted stock or RSU exercises during fiscal 2007. The total intrinsic value of restricted stock and RSUs vested during fiscal 2008 and fiscal 2009 was $0.5 million and $0.2 million, respectively. The weighted average grant date fair value of restricted stock and RSUs granted during 2007, 2008 and 2009 was approximately $87, $105 and $80 per share, respectively. The average grant date fair value of restricted stock and RSUs vested during fiscal 2007, 2008 and 2009 was approximately $125, $104 and $105 per share, respectively.

As of January 31, 2009, there was $1.6 million of unearned compensation expense related to non-vested RSU awards.  The total unrecognized stock-based compensation cost to be recognized in future periods as of January 31, 2009 does not consider the effect of stock-based awards that may be issued in subsequent periods.  This cost is expected to be recognized over a weighted average period of 1.0 years.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16.       Stock-Based Compensation (continued)

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2008	111,850	$108.03	3.97
Options expired	(1,250)	76.96
Options forfeited	(31,175)	111.66
Outstanding and exercisable at January 31, 2009	79,425	$107.10	3.30	$-

At January 31, 2008 and 2009, options to purchase 110,600 and 79,425 shares, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on January 31, 2009.  Intrinsic value will change in future periods based on the fair market value of the Company’s stock and the number of shares outstanding.  The total intrinsic value of stock options exercised during 2007, 2008 and 2009 was approximately $0.3 million, $0.6 million and $0.0 million, respectively.

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

Note 17.       Segment Information

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

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 17.       Segment Information (continued)

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments and trim, and home décor products such as picture frames, lamps and textiles.  Products in this segment are sold primarily in North America to retailers in the premium, specialty and mass channels under the CBK®, Colonial Candle of Cape Cod®, Colonial at HOME® and Seasons of Cannon Falls® brands.  In addition, chafing fuel and tabletop lighting products and accessories for the “away from home” or foodservice trade are sold through this segment under the Ambria®, HandyFuel® and Sterno® brands.

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

The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consists of fixed assets and other long-term assets) based on physical location.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 17.       Segment Information (continued)

Operating Segment Information

Year ended January 31, (In thousands)
Financial Information	2007	2008	2009
Net Sales
Direct Selling	$694,044	$686,800	$664,489
Multi-channel Group:
Catalog & Internet	199,347	206,767	190,059
Wholesale	327,220	271,383	196,245
Subtotal Multi-channel Group	526,567	478,150	386,304
Total	$1,220,611	$1,164,950	$1,050,793
Earnings (1)
Direct Selling	$86,851	$98,749	$74,381
Multi-channel Group:
Catalog & Internet	3,679	(48,904)	(59,118)
Wholesale	(74,886)	(18,958)	(11,235)
Subtotal Multi-channel Group	(71,207)	(67,862)	(70,353)
Operating profit	15,644	30,887	4,028
Other income (expense)	(10,275)	(9,162)	(15,553)
Earnings before income taxes and minority interest	$5,369	$21,725	$(11,525)
Identifiable Assets
Direct Selling	$238,194	$306,484	$317,868
Multi-channel Group:
Catalog & Internet	152,068	103,677	66,341
Wholesale	181,384	146,612	103,163
Subtotal Multi-channel Group	333,452	250,289	169,504
Unallocated Corporate	202,992	110,649	86,731
Total	$774,638	$667,422	$574,103
Capital Expenditures (2)
Direct Selling	$10,790	$4,491	$3,287
Multi-channel Group:
Catalog & Internet	3,415	3,842	1,624
Wholesale	3,321	2,092	2,876
Subtotal Multi-channel Group	6,736	5,934	4,500
Unallocated Corporate	188	(1,004)	386
Total	$17,714	$9,421	$8,173
Depreciation and Amortization
Direct Selling	$12,799	$11,270	$9,961
Multi-channel Group:
Catalog & Internet	4,587	3,911	4,232
Wholesale	16,337	16,001	3,875
Subtotal Multi-channel Group	20,924	19,912	8,107
Unallocated Corporate	907	792	560
Total	$34,630	$31,974	$18,628
GEOGRAPHIC INFORMATION
Net Sales
United States	$888,206	$775,789	$624,956
International	332,405	389,161	425,837
Total	$1,220,611	$1,164,950	$1,050,793
Long Lived Assets
United States	$233,998	$162,319	$84,328
International	43,128	43,370	36,026
Total	$277,126	$205,689	$120,354
(1)
Fiscal 2007, 2008 and 2009 earnings include non-cash pre-tax goodwill and other intangibles impairment charges of $48.8 million in the Wholesale segment, and $49.2 million and $45.9 million in the Catalog & Internet segment, respectively (See Note 9 to the Consolidated Financial Statements).

(2)	Capital Expenditures are presented net of disposals and transfers. The unallocated corporate balance is net of transfers to other divisions.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 18.       Stock Repurchase Plan

During the year ended January 31, 2009, the Company has purchased 202,887 shares on the open market, for a cost of $11.1 million, bringing the cumulative total purchased shares to 2,615,570 and a total cost of approximately $224.8 million. A total of 1,884,430 shares remain authorized for purchase under the existing plan.  Additionally in fiscal 2005, 1,226,654 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

Note 19.       Earnings Per Share

Effective January 30, 2009, the Company’s common stock and related equity-based instruments were subject to a 1-for-4 reverse stock split. In accordance with SFAS No. 128, “Earnings per Share” all historical earnings per share calculations have been adjusted accordingly.

Vested restricted stock units issued under the Company’s stock-based compensation plans participate in all dividends paid to common shareholders and are not considered contingently issuable shares. Accordingly these RSUs are included in the calculation of basic and diluted earnings per share as common stock equivalents. RSUs that have not vested and are subject to a risk of forfeiture are included in the calculation of diluted earnings per share.

The following table presents the components of basic and diluted net earnings (loss) per common share:

Year ended January 31, (In thousands)	2007	2008	2009
Net earnings (loss)	$(103,173)	$11,072	$(15,480)
Weighted average number outstanding:
Common shares	9,945	9,648	8,961
Vested restricted stock units	-	-	10
Weighted average number of common shares outstanding:
Basic	9,945	9,648	8,971
Dilutive effect of stock options and non-vested restricted shares units	69	84	-
Weighted average number of common shares outstanding:
Diluted	10,014	9,732	8,971
Basic earnings per share	$(10.37)	$1.15	$(1.73)
Diluted earnings per share	$(10.30)	$1.14	$(1.73)

As of January 31, 2007, 2008 and 2009, options to purchase 261,257, 108,100 and 79,425 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 20.       Treasury and Common Stock

Treasury Stock
(In thousands, except shares)	Shares	Amount
Balance at February 1, 2006	2,383,354	$(287,744)
Restricted stock cancellations	-	(982)
Treasury stock purchases	450,596	(34,988)
Balance at January 31, 2007	2,833,950	(323,714)
Treasury stock purchases	805,388	(64,171)
Balance at January 31, 2008	3,639,338	(387,885)
Treasury stock purchases	202,886	(11,093)
Balance at January 31, 2009	3,842,224	$(398,978)

Common Stock
(In thousands, except shares)	Shares	Amount
Changes in Common Stock were:
Balance at February 1, 2006	12,632,015	1,010
Common stock issued in connection with long-term incentive plan	27,250	3
Balance at January 31, 2007	12,659,265	1,013
Common stock issued in connection with long-term incentive plan	72,350	6
Common stock cancelled in connection with long-term incentive plan	(1,000)	(1)
Balance at January 31, 2008	12,730,615	$1,018
Common stock issued in connection with long-term incentive plan	2,594	1
Balance at January 31, 2009	12,733,209	$1,019

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 21.       Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the years ended January 31 is as follows:

	2008 Quarter Ended
	(In thousands, except per share data)
	April 30	July 31	October 31	January 31
Net sales	$270,367	$234,871	$285,869	$373,843
Gross profit	141,704	121,370	144,165	208,232
Net earnings (loss)	11,732	3,172	6,577	(10,409)	(2)
Basic
Net earnings (loss) per common share (1)	$1.20	$0.32	$0.68	$(1.13)
Diluted
Net earnings (loss) per common share (1)	$1.20	$0.32	$0.68	$(1.12)

	2009 Quarter Ended
	(In thousands, except per share data)
	April 30	July 31	October 31		January 31
Net sales	$249,848	$236,786	$250,805		$313,354
Gross profit	139,431	128,007	132,250		177,528
Net earnings (loss)	1,160	3,005	(32,912)	(3)	13,267	(3)
Basic
Net earnings (loss) per common share (1)	$0.13	$0.33	$(3.70)		$1.49
Diluted
Net earnings (loss) per common share (1)	$0.13	$0.33	$(3.70)		$1.49
(1) The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.
(2) Fourth quarter, fiscal 2008 net earnings, includes goodwill and other intangible asset impairment charges of $49.2 million in the Catalog & Internet segment
(See Note 9 to the Consolidated Financial Statements).
(3) Third quarter, fiscal 2009 net loss, includes a goodwill and other intangible asset impairment charge of $45.9 million and the fourth quarter, fiscal 2009 net earnings, includes an other intangible asset impairment charge of $2.9 million with in the Catalog & Internet segment (See Note 9 to the Consolidated Financial Statements).
    Fourth quarter fiscal 2009 Net earnings reflect a benefit of $2.7 million resulting from a deferred tax adjustment related to the third quarter of fiscal 2009.

Note 22.       Related Party Transactions

As discussed in Note 3 to the Consolidated Financial Statements, the acquisition of ViSalus by Blyth involves related parties. ViSalus is currently owned in part by RAM, which owns a significant minority interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., Vice President of the Company and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM.  Todd A. Goergen was a member of the Board of Managers of ViSalus at the time of acquisition. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 30.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

Return to Top

Note 23.       Subsequent Events

As discussed in Note 13 to the Consolidated Financial Statements the Company’s request for approval of the pension plan termination was approved by the PBGC during fiscal 2009, and subsequent to year end, approval from the IRS was obtained. In the first quarter of fiscal 2010 all related balances within AOCI, representing the deferred gain of approximately $1.2 million, net of tax, will be recognized as a reduction in Administrative expenses in the Consolidated Statements of Earnings (Loss).

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting related to income taxes, as described below in Management’s Annual Report on Internal Control Over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of January 31, 2009.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act. Our internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this evaluation, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the following material weakness, management has concluded that our internal control over financial reporting was not effective as of January 31, 2009 based upon the criteria issued by COSO.

Return to Top

The Company’s processes, procedures and controls related to financial reporting related to income taxes were not effective to ensure that amounts related to certain deferred taxes were accurate. The Company transitioned certain responsibilities related to the tax provision preparation and review process from its external tax advisors to newly-hired and existing personnel in its tax department, and did not allocate sufficient resources to prepare and review required analysis of deferred taxes.   In addition, the Company did not maintain a sufficient level of documentation and analysis.  This resulted in inaccurate calculations of deferred taxes that required correction in order to be recorded in accordance with generally accepted accounting principles.

Our independent registered public accounting firm has issued an attestation report on our assessment of our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

Other than the material weakness noted above, there was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

The Company developed the following plan to remediate the material weakness identified above:

●
Allocate sufficient resources to the preparation and review of the tax provision, which includes review of the deferred tax accounts. Management recognizes the importance of these responsibilities as they relate to the Company maintaining effective internal control, and has hired personnel to assist in performing these activities;

●
Improve documentation and analysis and establish a more formalized review of  the tax provision and deferred tax balances with senior management, financial reporting personnel and external advisors to ensure an appropriate level of review, analysis and accounting treatment of all tax balances;

●	Evaluate and, if necessary, supplement our current resources with external advisors as deemed necessary;
●	Implement tax accounting software to enable the accounting related to the tax provision process to be more efficient and thereby allow more time for review.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weakness that we identified as of January 31, 2009. However, because the remedial actions relate to developing processes and training personnel, and because many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls will be required prior to management being able to conclude that the material weakness has been remediated, which may take six months to one year.

Return to Top

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.
Greenwich, Connecticut

We have audited Blyth, Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment: internal control over financial reporting related to income taxes.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for

Return to Top

the year ended January 31, 2009, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009 of the Company and our report dated April 13, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
April 13, 2009

Item 9B.       Other Information

None.

Return to Top

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on June 10, 2009 (the “Proxy Statement”) under the captions “Nominees for Election at the 2009 Annual Meeting for Terms Expiring in 2012,” “Continuing Directors with Terms Expiring in 2010,” “Continuing Directors with Terms Expiring in 2011,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Board of Director and Committee Meetings” and is incorporated herein by reference.

Item 11.        Executive Compensation

The information required by this Item will be set forth in our Proxy Statement under the captions “Executive Compensation,” “Employment Contracts and Severance Arrangements” and “Compensation Committee Interlocks and Insider Participation and is incorporated herein by reference.

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

Return to Top

PART IV

Item 15.        Exhibits, Financial Statement Schedules

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

2.1
Membership Interest Purchase Agreement, dated as of August 4, 2008, among Blyth, Inc., Blyth VSH Acquisition Corporation, ViSalus Holdings, LLC and the members of ViSalus Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2008)

3.1	Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))

3.2	Restated By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 the Registrant’s Current Report on Form 8-K filed on January 30, 2009)

Return to Top

4.1(a)
Form of Indenture, dated as of May 20, 1999, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-77721) filed on May 4, 1999)

4.1(b)
Form of First Supplemental Indenture dated as of September 29, 1999 between the Registrant and First Union National Bank, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 1999)

4.1I
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
Second Amendment, dated August 4, 2000, between Carol Point LLC, a Massachusetts limited liability company, as successor landlord to ERI-CP Inc., and PartyLite Gifts, Inc., to Standard Form Industrial Lease dated April 22, 1993, between Carol Point Builders I General Partnership and PartyLite Gifts, Inc. (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996) (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002)

10.1I
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

Return to Top

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

10.5+
Amended and Restated Employment Agreement dated as of December 11, 2008 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 12, 2008)

10.6+
Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)

10.6(a)+
Amendment No. 1 dated as of March 12, 2004 to the Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.7(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.7+	Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2000)

10.7(a)+
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

10.9+
Form of Non-transferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.10+	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 19, 2002)

Return to Top

10.10(a)+
Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 10.12(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

10.11+
Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))

10.12+	Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2008)

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Section 302 Certification of Chairman and Chief Executive Officer

31.2*	Section 302 Certification of Vice President and Chief Financial Officer

32.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.

Return to Top

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 13, 2009                                                                                                                                                               BLYTH, INC.

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

Return to Top

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Goergen	Chairman and Chief Executive Officer;	April 13 2009
Robert B. Goergen	Director (Principal Executive Officer)

/s/ Robert H. Barghaus	Vice President and Chief Financial Officer	April 13, 2009
Robert H. Barghaus	(Principal Financial and Accounting Officer)

/s/ Anne M. Busquet	Director	April 13, 2009
Anne M. Busquet

/s/ Pamela M. Goergen	Director	April 13, 2009
Pamela M. Goergen

/s/ Neal I. Goldman	Director	April 13, 2009
Neal I. Goldman

/s/ Carol J. Hochman	Director	April 13, 2009
Carol J. Hochman

/s/ Wilma H. Jordan	Director	April 13, 2009
Wilma H. Jordan

/s/ James M. McTaggart	Director	April 13, 2009
James M. McTaggart

/s/ Howard E. Rose	Director	April 13, 2009
Howard E. Rose

Return to Top

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
For the years ended January 31, 2007, 2008 and 2009
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions (1)	Period
2007

Allowance for doubtful accounts	$3,892	$998	$(3,357)	$1,533
Income tax valuation allowance	4,704	15,171	(1,265)	18,610
Inventory reserve	22,319	29,251	(27,286)	24,284

2008

Allowance for doubtful accounts	$1,533	$2,044	$(1,571)	$2,006
Income tax valuation allowance	18,610	2,583	(3,700)	17,493
Inventory reserve	24,284	4,754	(16,647)	12,391

2009

Allowance for doubtful accounts	$2,006	$5,648	$(4,216)	$3,438
Income tax valuation allowance	17,493	7,467	(3,427)	21,533
Inventory reserve	12,391	5,795	(2,369)	15,817

1. Deductions in 2007 and 2008 include the sale of Wholesale Europe and BHI NA, respectively.

S - 2

Return to Top