Form 10-Q
period 2009-04-30
BLYTH INC
filed 2009-06-08
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,900,819 Common Shares as of May 31, 2009

Return to Top

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	January 31,
(In thousands, except share and per share data)	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$143,668	$146,424
Accounts receivable, less allowance for doubtful receivables
of $2,413 and $3,438, respectively	27,528	29,525
Inventories	122,854	137,087
Prepaid and other	32,104	30,669
Deferred income taxes	40,976	40,574
Total current assets	367,130	384,279
Property, plant and equipment, at cost:
Less accumulated depreciation of $201,215 and $199,524, respectively	115,852	120,354
Other assets:
Investments	23,924	24,975
Goodwill	15,489	13,988
Other intangible assets, net of accumulated amortization
of $11,302 and $10,897, respectively	16,435	16,840
Deposits and other assets	12,636	13,667
Total other assets	68,484	69,470
Total assets	$551,466	$574,103
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$25,234	$37,936
Accounts payable	39,777	47,014
Accrued expenses	69,569	64,893
Dividends payable	892	-
Income taxes payable	14,518	17,291
Total current liabilities	149,990	167,134
Deferred income taxes	23,497	21,778
Long-term debt, less current maturities	107,665	107,795
Other liabilities	27,238	28,005
Commitments and contingencies	-	-
Redeemable noncontrolling interest	1,779	893
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value;
issued 12,746,825 shares and 12,733,209 shares, respectively	255	255
Additional contributed capital	142,427	141,307
Retained earnings	487,163	486,548
Accumulated other comprehensive income	10,591	19,366
Treasury stock, at cost, 3,846,016 and 3,842,224 shares, respectively	(399,103)	(398,978)
Total stockholders' equity	241,333	248,498
Noncontrolling interest	(36)	-
Total equity	241,297	248,498
Total liabilities and equity	$551,466	$574,103
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

Three months ended April 30 (In thousands, except per share data)	2009	2008
Net sales	$214,724	$249,848
Cost of goods sold	96,922	110,417
Gross profit	117,802	139,431
Selling	85,417	98,674
Administrative and other	26,599	30,796
Total operating expense	112,016	129,470
Operating profit	5,786	9,961
Other expense (income):
Interest expense	2,180	2,423
Interest income	(551)	(1,312)
Foreign exchange and other	(468)	3,681
Total other expense	1,161	4,792
Earnings before income taxes	4,625	5,169
Income tax expense	2,201	3,980
Net earnings	2,424	1,189
Less: Net (loss) earnings attributable to the noncontrolling interests	(367)	29
Net earnings attributable to Blyth, Inc.	2,791	1,160
Less: Accretion of redeemable noncontrolling interest in excess of fair value	356	-
Net earnings attributable to Blyth, Inc. common stockholders	$2,435	$1,160
Basic:
Net earnings attributable per Blyth, Inc. common share	$0.27	$0.13
Weighted average number of shares outstanding	8,912	9,069
Diluted:
Net earnings attributable per Blyth, Inc. common share	$0.27	$0.13
Weighted average number of shares outstanding	8,925	9,152
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Blyth, Inc.'s Stockholders
				Accumulated				(Temporary Equity)
		Additional		Other				Redeemable
	Common	Contributed	Retained	Comprehensive	Treasury	Noncontrolling	Total	Noncontrolling	Comprehensive
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Equity	Interest	Income (Loss)
For the three months ended April 30, 2008:
Balance, February 1, 2008	$254	$138,927	$522,328	$25,444	$(387,885)	$-	$299,068	$-	$-
Net earnings (loss) for the period			1,160			29	1,189		1,189
Distribution to noncontrolling interest						(29)	(29)
Foreign currency translation adjustments				4,154			4,154		4,154
Net unrealized loss on certain investments (net of tax benefit of $194)				(316)			(316)		(316)
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $1,058)				(1,726)			(1,726)		(1,726)
Comprehensive income									3,301
Comprehensive income attributable to the noncontrolling interests									29
Comprehensive income attributable to Blyth, Inc.									$3,272
Common stock issued in connection with long-term incentive plan	1						1
Stock-based compensation		1,413					1,413
Dividends paid			(9,784)				(9,784)
Treasury stock purchases					(2,510)		(2,510)
Balance, April 30, 2008	$255	$140,340	$513,704	$27,556	$(390,395)	$-	$291,460	$-

For the three months ended April 30, 2009:
Balance, February 1, 2009	$255	$141,307	$486,548	$19,366	$(398,978)	$-	248,498	$893	$-
Net earnings (loss) for the period			2,791			31	2,822	(398)	2,424
Distribution to noncontrolling interest						(67)	(67)
Foreign currency translation adjustments				(7,808)			(7,808)		(7,808)
Net unrealized gain on certain investments (net of tax liability of $192)				348			348		348
Realized gain on pension termination (net of tax of $749)				(1,153)			(1,153)		(1,153)
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $101)				(162)			(162)		(162)
Comprehensive loss									(6,351)
Comprehensive loss attributable to the noncontrolling interests									(367)
Comprehensive loss attributable to Blyth, Inc.									$(5,984)
Stock-based compensation		1,120					1,120
Dividends declared ($.10 per share)			(892)				(892)
Accretion of redeemable noncontrolling interest			(1,284)				(1,284)	1,284
Treasury stock purchases					(125)		(125)
Balance, April 30, 2009	$255	$142,427	$487,163	$10,591	$(399,103)	$(36)	$241,297	$1,779
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended April 30 (In thousands)	2009	2008
Cash flows from operating activities:
Net earnings	$2,424	$1,189
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,214	5,106
Write down of investments	-	5,471
Unrealized gain on trading investments	-	(30)
Stock-based compensation expense	1,144	731
Deferred income taxes	477	3,500
Gain on pension termination	(1,902)	-
Other	46	4
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	1,538	(1,931)
Inventories	13,004	(6,379)
Prepaid and other	(7,051)	(4,914)
Other long-term assets	1,364	790
Accounts payable	(6,176)	(17,763)
Accrued expenses	5,321	960
Other liabilities	203	(224)
Income taxes payable	(2,547)	(7,966)
Net cash provided by (used in) operating activities	12,059	(21,456)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(1,721)	(2,317)
Purchases of short-term investments	-	(24,431)
Proceeds from sales of short-term investments	-	34,342
Purchases of long-term investments	(42)	-
Proceeds from sale of long-term investments	1,491	100
Cash settlement of net investment hedges	6,563	-
Net cash provided by investing activities	6,291	7,694
Cash flows from financing activities:
Purchases of treasury stock	-	(2,510)
Repayments of long-term debt	(12,717)	(2,559)
Payments on capital lease obligations	(135)	(116)
Distributions to noncontrolling interest	(67)	-
Net cash used in financing activities	(12,919)	(5,185)
Effect of exchange rate changes on cash	(8,187)	3,420
Net decrease in cash and cash equivalents	(2,756)	(15,527)
Cash and cash equivalents at beginning of period	146,424	163,021
Cash and cash equivalents at end of period	$143,668	$147,494
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blyth, Inc. (the “Company”) is a multi-channel company competing primarily in the home fragrance and decorative accessories industry.  The Company designs, markets and distributes an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as products for the foodservice trade, nutritional supplements and weight management products. The Company competes primarily in the global home expressions industry, and its products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments - the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.

Effective January 30, 2009, the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical share, per share, earnings per share (“EPS”) and stock-based compensation disclosures have been adjusted accordingly.

1.           Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  The investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of April 30, 2009 and the consolidated results of its operations and cash flows for the three-month periods ended April 30, 2009 and 2008.  These interim statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended January 31, 2009, as set forth in the Company’s Annual Report on Form 10-K.  Certain reclassifications of prior period amounts have been made to conform to current year presentation. Operating results for the three months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.

Effective February 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”, effective February 1, 2009 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests, including changes in a parent’s ownership interest in a subsidiary, and requires, among other things, that noncontrolling interests in subsidiaries be classified within equity. As a result of the adoption, the Company has reported noncontrolling interests, other than Redeemable noncontrolling interests, as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the Net (loss) earnings attributable to the noncontrolling interests has been separately disclosed in the unaudited Condensed Consolidated Statements of Earnings. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS 160.

The Company has adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”) for fiscal 2010.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Effective February 1, 2009, the Company also adopted SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141(R)”), which significantly changed the accounting for business combinations, and also began applying the provisions of SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) to non-financial assets and liabilities, as permitted by FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”. Neither of the adopted pronouncements noted above had an impact on the Company’s financial condition or results of operations for the first quarter of fiscal 2010.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation (continued)

Reclassification

On January 30, 2009, the Company executed a 1-for-4 reverse stock split.  Concurrent with this split the Company reduced its authorized common shares from 100,000,000 to 50,000,000 but did not adjust the par value of each common share, which was and remains at $0.02 per share. The fiscal 2009 Common stock and Additional paid in capital should have reflected this change. The Company has corrected the classification between these two equity accounts. The following table displays the impact to the individual line items of the Condensed Consolidated Balance Sheets:

	Fiscal 2009
(In thousands)	Originally Reported	As Now Reported	Net Difference
Common stock	$1,019	$255	$(764)
Additional paid in capital	140,543	141,307	764

        This reclassification has no impact on the Company’s consolidated financial position, results of operations or cash flows.

2.           Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins, weight management products and other related nutritional supplements, through a series of investments.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. In addition, the Company is required, subject to the conditions in the acquisition agreement, to make additional purchases of ViSalus’ equity interest to increase its equity ownership over time to 57.5%, 72.7% and 100.0%.  The requirement for additional purchases is conditioned upon ViSalus meeting certain operating targets during the current year and fiscal 2011 and 2012, subject to a one-time, one-year extension in any year.  The purchase prices of the additional investments are based on ViSalus’ future operating results as defined in the agreement. The Company has the option to acquire the remaining interest in ViSalus even if ViSalus does not meet the predefined operating targets.

The Company has accounted for the acquisition of ViSalus as a business combination under SFAS No. 141 “Business Combinations”.  The Company analyzed the criteria for consolidation in accordance with ARB No. 51 “Consolidated Financial Statements” and its supporting literature, and has determined it has control of ViSalus based on the following factors.  ViSalus is currently majority owned collectively by Blyth and Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), a related party (see Note 15 to the Condensed Consolidated Financial Statements for additional information).  Moreover, the Company has taken into account the composition of ViSalus’ six-member board of managers, two of whom are the Company’s executive officers, one of whom is a principal of RAM, two of whom are founders and executive officers of ViSalus and one of whom is independent.  Additionally, the Company and RAM together control ViSalus’ compensation committee and control the compensation of the two ViSalus executive officers who serve on ViSalus’ board of managers.  Consequently, five of the six members of ViSalus’ board of managers may be deemed to operate under the Company’s influence.

The Company has also taken into account ViSalus’ governing documents, which afford the Company significant rights with respect to major corporate actions and the right to force the other owners of ViSalus’ equity instruments to sell them in some corporate transactions.  Finally, the Company considered the mechanisms that are in place to permit it to purchase the remaining noncontrolling interest in ViSalus over the next several years.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.           Business Acquisitions (continued)

As discussed above, the Company is required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets.  As a result, these noncontrolling interests have been determined to be redeemable and are accounted for in accordance with the guidance in Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”).  Accordingly, the Company has recognized these noncontrolling interests outside of permanent equity, and will accrete changes in their redemption value through the date of redemption if it continues to be probable that the noncontrolling interests will be redeemed.  The accretion of the redemption value is recognized as a charge to retained earnings, and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential will be reflected in the Company’s EPS.  As of April 30, 2009 and January 31, 2009 the carrying amount of the redeemable noncontrolling interests was $1.8 million and $0.9 million, respectively, and has been reflected as Redeemable noncontrolling interest in the Condensed Consolidated Balance Sheet. The accretion of the redemption in excess of fair value during the first three months of fiscal 2010 of $0.4 million has been reflected in EPS calculation in accordance with this guidance. If ViSalus meets its current projected operating targets, the total expected redemption value of noncontrolling interest will be approximately $19.7 million paid over fiscal 2011, 2012 and 2013. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections.

The acquisition of ViSalus by the Company involves related parties, as discussed in Note 15 to the Condensed Consolidated Financial Statements. The other owners of ViSalus include its three founders (each of whom currently own 11.7% of ViSalus) and a small group of employees who collectively own approximately 5.9% of ViSalus.  The Company’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each).  Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 30.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

The Company has incurred $1.0 million in costs related to the ViSalus transaction which has been accounted for as part of the cost of the acquisition. ViSalus is included in the Direct Selling segment, and its operating results since October 21, 2008, the date of acquisition, are included in the Company’s Condensed Consolidated Statements of Earnings.

During fiscal 2009, the Company acquired certain assets of As We Change, a catalog and internet retailer, for $2.3 million in cash. The results of operations for As We Change, which were not material, are included in the Condensed Consolidated Statements of Earnings (Loss) of the Company since August 3, 2008, the date of acquisition. As We Change is included in the Catalog & Internet reporting segment.

3.           Restructuring

During fiscal 2007, the Company initiated a restructuring plan within the North American operations of the Company’s Direct Selling segment. As of April 30, 2009, the Company had an accrual for approximately $1.8 million for restructuring charges relating to lease obligations.  The remaining lease obligations will be paid through fiscal 2013.

The following is a tabular rollforward of the lease obligation accrual described above, included in Accrued expenses:

(In thousands)	Lease Obligation
Balance at January 31, 2009	$1,987
Payments made in fiscal 2010	(203)
Balance at April 30, 2009	$1,784

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.           Investments

The Company’s investments as of April 30, 2009 consisted of a number of financial securities including debt instruments, preferred stocks, mutual funds, an investment in a limited liability company and restricted cash.  The Company accounts for its investments in debt and equity instruments in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

The Company’s investments in preferred stocks were bought and sold on a short-term basis with the sole purpose of generating a profit on price differences. Accordingly, these investments were classified as short-term trading investments. Realized and unrealized gains and losses on these securities were recorded in the Condensed Consolidated Statements of Earnings in Foreign exchange and other. The Company changed its investment strategy and, in connection with that change, changed the classification of the preferred stock investments to long-term available for sale securities. With the change in designation to available for sale, the unrealized losses on these investments that are considered temporary are now recorded in Accumulated other comprehensive income (“AOCI”).   These securities are valued based on quoted prices in inactive markets. During the quarter ended April 30, 2009, the Company recorded net of tax unrealized gains $0.3 million in AOCI.

The Company holds other debt and equity auction rate securities (“ARS”) which are classified as long-term, available-for-sale investments.  These securities are valued based on many factors including the credit quality of the issuer, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Realized gains and losses on these securities are determined using the specific identification method and are recorded in Foreign exchange and other. Unrealized losses on these securities that are considered temporary are recorded in AOCI.  Unrealized losses that are considered other than temporary are recorded in the Condensed Consolidated Statements of Earnings in Foreign exchange and other.

As of April 30, 2009 and January 31, 2009, the Company held $13.5 million of ARS classified as available-for-sale securities. ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. The Company’s auction rate securities are all AAA/Aaa rated investments and consist of a student loan portfolio with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and a closed-end fund consisting of preferred stock of various utilities that maintains assets equal to or greater than 200% of the liquidation preference of its preferred stock. These securities’ valuations considered the financial conditions of the issuer and its guarantor as well as the value of the collateral.  The Company has assessed the credit risk associated with the ARS to be minimal. If the credit ratings of the issuer or the collateral deteriorate, the Company may adjust the carrying value of these investments.

The current uncertainties surrounding the credit markets have prevented the Company and other investors from liquidating all of their holdings by selling their securities at par value. Historically, the par value of these securities approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal 2009 market auctions, including auctions for substantially all the Company’s ARS, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these securities could successfully be liquidated at par (liquidity risk), the Company has recorded a pre-tax unrealized loss of $1.5 million to AOCI as of January 31, 2009 and has classified these securities as non-current investments. The Company deems these securities to be temporarily impaired because of the Company’s ability to hold these securities to maturity, if necessary, and the underlying liquidity of the issuer and its guarantor, which does not indicate that a condition of a permanent impairment exists.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.           Investments (continued)

The Company holds an investment in a limited liability company (“LLC”) obtained through its ViSalus acquisition. The LLC is accounted for under the equity method as the Company holds a significant equity interest in this company.  The Company records its share of the LLC’s earnings or loss to its investment balance. All gains and losses are recorded in the Condensed Consolidated Statements of Earnings in Foreign exchange and other.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit.  These are recorded at cost and interest earned on these is realized in Interest income in the Condensed Consolidated Statements of Earnings.

Investments, by category:

(In thousands)	April 30, 2009	January 31, 2009
Equity securities	$16,072	$16,243
Debt securities	4,481	4,481
Investment in LLC	1,055	1,100
Collateral - certificate of deposit	2,316	3,070
Other	-	81
Total investments	$23,924	$24,975

As of April 30, 2009 and January 31, 2009, the Company held debt securities totaling $5.0 million, at par, with contractual maturities greater than ten years from the Balance Sheet date. All income generated from these debt securities was recorded as Interest income. Actual maturities may differ from contractual maturities as the borrower has the right to call its obligations.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available-for-sale. As of April 30, 2009 and January 31, 2009 the fair value of these securities was $1.0 million and $1.3 million, respectively.  These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These investment balances are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.

5.           Inventories

The components of inventory are as follows:

(In thousands)	April 30, 2009	January 31, 2009
Raw materials	$9,926	$9,643
Work in process	382	-
Finished goods	112,546	127,444
Total	$122,854	$137,087

As of April 30, 2009 and January 31, 2009, the inventory valuation reserves totaled $13.2 million and $15.8 million, respectively.

Return to Top

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

The following table shows the carrying amount of goodwill within the Direct Selling segment as of April 30, 2009 and January 31, 2009:

(In thousands)
Goodwill at January 31, 2009	$13,988
ViSalus acquisition purchase adjustment	1,501
Goodwill at April 30, 2009	$15,489

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake in fiscal 2004 and As We Change during fiscal 2009, which are reported in the Catalog and Internet segment and ViSalus, acquired during fiscal 2009, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather test for impairment annually as of January 31, or upon the occurrence of a triggering event.

Other intangible assets consisted of the following:

	April 30, 2009			January 31, 2009
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived trade names and trademarks	$4,200	$-	$4,200	$4,200	$-	$4,200
Customer relationships	300	61	239	300	29	271
Total Direct Selling segment	4,500	61	4,439	4,500	29	4,471
Indefinite-lived trade names and trademarks	7,850	-	7,850	7,850	-	7,850
Customer relationships	15,387	11,241	4,146	15,387	10,868	4,519
Total Catalog & Internet segment	23,237	11,241	11,996	23,237	10,868	12,369
Total intangible assets	$27,737	$11,302	$16,435	$27,737	$10,897	$16,840

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.           Goodwill and Other Intangibles (continued)

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  Amortization expense for other intangible assets was $0.4 million for the three months ended April 30, 2009 and 2008.  The estimated annual amortization expense for fiscal year 2010 is $1.4 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2011 is as follows:  $1.2 million, $0.8 million, $0.6 million, $0.6 million and $0.1 million.

7.           Fair Value Measurements

The fair-value hierarchy established in No. 157, Fair Value Measurements (“SFAS No. 157”) prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following table summarizes the assets and liabilities measured at fair value as of the measurement date, April 30, 2009, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of April 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Equity securities	$16,072	$-	$7,038	$9,034
Debt securities	4,481	-	-	4,481
Deferred compensation plan assets [1]	1,018	1,018	-	-
Foreign exchange forward contracts	395	-	395	-
Total	$21,966	$1,018	$7,433	$13,515
Financial liabilities
Foreign exchange forward contracts	$(683)	$-	$(683)	$-
1 There is an offsetting liability for the obligation to its employees in Other liabilities

The Company values its investments in equity securities within the deferred compensation plan using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges, by purchasing forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values certain preferred stock investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The debt and equity securities consist of auction rate securities that take into consideration many factors including the credit quality of both the issuer and its insurer, value of the collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active, observable, market currently for these securities, they have been classified as a level 3 input.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 161 for fiscal 2010.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. It does not hold or issue derivative financial instruments for trading purposes.  The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The net after-tax gain related to the derivative net investment hedges in AOCI as of April 30, 2009 and January 31, 2009 was $5.2 million and $5.4 million, respectively.

The Company has designated forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax loss included in accumulated AOCI at April 30, 2009 is $0.1 million and is expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Condensed Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank. The foreign exchange contracts outstanding have maturity dates through February 2010.

The table below details the fair value and location of the Company’s hedges in the Condensed Consolidated Balance Sheets:

(In thousands)	Asset Derivatives		Liabilities Derivatives
As of April 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under statement 133
Foreign exchange forward contract	Prepaid and Other	$395	Accrued Liabilities	$683

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           Derivative Instruments and Hedging Activities (continued)

Gain and loss activity related to the Company’s Cash Flow hedges for the three months ended April 30, 2009 are as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss), Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(In thousands)
Foreign exchange forward contract	$(263)	Cost of goods sold	$353

For the three month period ended April 30, 2009, the Company recorded a gain of $0.7 million to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

For the three month period ended April 30, 2009, the Company recorded a gain of $0.2 million to Foreign exchange and other related to foreign exchange forward contracts accounted for as Fair Value hedges.

9.           Long-Term Debt

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  During the first quarter of fiscal 2010 the Company repurchased $12.6 million of these notes, resulting in $24.7 million outstanding as of April 30, 2009.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  At April 30, 2009, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  At April 30, 2009, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of April 30, 2009 and 2008, Miles Kimball had approximately $8.1 million and $8.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of April 30, 2009 and 2008, CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by a bank and is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 0.9% at April 30, 2009.  Payments of interest are required monthly under the terms of the bond.

The estimated fair value of the Company’s $132.9 million total long-term debt (including current portion) at April 30, 2009 was approximately $107.0 million.  The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings and the remaining terms to maturity.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.           Long-Term Debt (continued)

As of April 30, 2009, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2010.  As of April 30, 2009, no letters of credit were outstanding under this facility.

As of April 30, 2009 the Company had $2.3 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

10.           Earnings per Share

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

In accordance with EITF Topic D-98, the accretion of the redeemable noncontrolling interest’s carrying value in excess of its fair value has been reflected in determining EPS for the Company’s common shareholders.

The components of basic and diluted earnings per share are as follows:

	Three months ended April 30,
	2009	2008
Net earnings attributable to Blyth, Inc.	$2,791	$1,160
Accretion of redeemable noncontrolling interest in excess of fair value	356	-
Earnings available for common shareholders	$2,435	$1,160
Weighted average number outstanding:
Common shares	8,895	9,069
Vested restricted stock units	17	-
Weighted average number of common shares outstanding:
Basic	8,912	9,069
Dilutive effect of stock options and non-vested restricted shares units	13	83
Weighted average number of common shares outstanding:
Diluted	8,925	9,152
Basic earnings per share	$0.27	$0.13
Diluted earnings per share	$0.27	$0.13

For the three-month period ended April 30, 2009 and 2008, options to purchase 66,300 and 102,025 shares of common stock, respectively, are not included in the computation of earnings per share because the effect would be anti-dilutive.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.           Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2008	3,639,338	$387,885
Treasury stock purchases	33,033	2,510
Balance at April 30, 2008	3,672,371	$390,395

Balance at February 1, 2009	3,842,224	$398,978
Treasury stock withheld in connection with long-term incentive plan	3,792	125
Balance at April 30, 2009	3,846,016	$399,103

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2008	12,730,615	$254
Common stock issued in connection with long-term incentive plan	1,094	1
Balance at April 30, 2008	12,731,709	$255

Balance at February 1, 2009	12,733,209	$255
Common stock issued in connection with long-term incentive plan	13,616	-
Balance at April 30, 2009	12,746,825	$255

12.           Income Taxes

The Company’s effective tax rate for the three months ended April 30, 2009 and 2008 was 48% and 77%, respectively, which resulted in a provision for income taxes of $2.2 million and $4.0 million, respectively.  The effective tax rate for the three months ended April 30, 2009 was primarily affected by the tax impact of the current period accrual of interest on the Company’s FIN 48 reserve.  The higher effective rate in the three months ended April 30, 2008 was primarily related to a $1.8 million valuation allowance for the capital loss recorded during the quarter related to the write down of the RedEnvelope investment. Such expense accounted for 35 percentage points of the effective rate in the prior year quarter.

The Company believes that it is reasonably possible that the total amount of unrecognized federal, state, and foreign tax benefits as of April 30, 2009, that may be resolved within the next 12 months, is approximately $12.6 million. This is the result of filing amendmened tax returns, closing of statutes and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2010, but the amount cannot be estimated.

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest.  Refer to Note 16 for further details.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.       Stock Based Compensation

Effective January 30, 2009 the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical stock-based compensation disclosures have been adjusted accordingly.

As of April 30, 2009, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of April 30, 2009, 1,625,025 shares were authorized and approximately 830,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the first quarter of fiscal 2010 a total of 80,464 RSUs were granted to the Company’s management, under the 2003 Plan.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three months ended April 30, 2009 and 2008 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

			Aggregate
		Weighted Average	Intrinsic Value
	Shares	Grant date Fair Value	(In thousands)
Nonvested restricted stock and RSUs at January 31, 2009	75,119	$89.51
Granted	80,464	32.64
Vested	(17,596)	89.67
Forfeited	(625)	50.64
Nonvested restricted stock and RSUs at April 30, 2009	137,362	$56.35	$5,505
Total restricted stock and RSUs at April 30, 2009	157,136	$61.63	$6,298

Compensation expense related to restricted stock and RSUs for three months ended April 30, 2009 and 2008 was approximately $1.1 million and $0.7 million, respectively.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.       Stock Based Compensation (continued)

As of April 30, 2009, there was $3.4 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.8 years. As of April 30, 2009, approximately 140,000 restricted stock awards with a weighted average grant date fair value of $56.35 are expected to vest.  The total unrecognized stock-based compensation cost to be recognized in future periods as of April 30, 2009 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

			Weighted Average
	Option	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at January 31, 2009	79,425	$107.10	3.30
Options expired	(13,125)	105.25
Outstanding and exercisable at April 30, 2009	66,300	$107.46	3.10	$ -

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

14.           Segment Information

Blyth designs, markets and distributes an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as products for the foodservice trade, nutritional supplements and weight management products. The Company competes in the global home expressions industry, and the Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments - the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand.  Effective March 31, 2009, the Company has combined the Two Sisters Gourmet brand into our PartyLite business and will continue to offer these products as part of the PartyLite brand. The Company also holds a controlling interest in ViSalus, a distributor-based business that sells nutritional supplements, energy drinks and weight management products.  All direct selling products are sold directly to the consumer through a network of independent sales consultants and distributors.  Products in this segment are sold primarily in North America, Europe and Australia.

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

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.           Segment Information (continued)

Operating profit in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include corporate cash and cash equivalents, short-term investments, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

	Three months ended April 30,
(In thousands)	2009	2008
Net Sales
Direct Selling	$148,534	$168,663
Multi-channel Group:
Catalog & Internet	32,436	36,664
Wholesale	33,754	44,521
Subtotal Multi-channel Group	66,190	81,185
Total	$214,724	$249,848
Operating profit (loss)
Direct Selling	$13,764	$19,778
Multi-channel Group:
Catalog & Internet	(1,827)	(3,963)
Wholesale	(6,151)	(5,854)
Subtotal Multi-channel Group	(7,978)	(9,817)
	5,786	9,961
Other expense	(1,161)	(4,792)
Earnings before income taxes	$4,625	$5,169

	April 30, 2009	January 31, 2009
Identifiable Assets
Direct Selling	$283,535	$317,868
Multi-channel Group:
Catalog & Internet	64,085	66,341
Wholesale	96,854	103,163
Subtotal Multi-channel Group	160,939	169,504
Unallocated Corporate	106,992	86,731
Total	$551,466	$574,103

15.           Related Party Transactions

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the acquisition of ViSalus by Blyth involves related parties. ViSalus is currently owned in part by RAM, which owns a significant noncontrolling interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., Vice President of the Company and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM.  Todd A. Goergen was a member of the Board of Managers of ViSalus at the time of acquisition. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 31% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.           Contingencies

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest through August 2008.  In August 2008, the Company filed a protest of the assessment, which it intends to contest vigorously.  During fiscal 2008, the Company established a reserve for this matter that it believes is adequate based on existing facts and circumstances.  The ultimate resolution of this matter could exceed the Company’s recorded reserve in the event of an unfavorable outcome of this matter.  It is reasonably possible that losses in excess of the Company’s recorded reserve could be incurred; however, the Company cannot estimate such a loss at this time. The Company is currently in settlement discussions with the state and believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Return to Top

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Blyth, Inc. is a multi-channel company competing primarily in the home fragrance and decorative accessories industry.  We design, market and distribute an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as products for the foodservice trade, nutritional supplements and weight management products. We compete in the global home expressions industry, and our products can be found throughout North America, Europe and Australia.  Our financial results are reported in three segments - the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These reportable segments are based on similarities in distribution channels, customers and management oversight.

Today, annualized net sales are comprised of approximately $650 million in Direct Selling, approximately $180 million in Catalog & Internet and approximately $160 million in our Wholesale segment.  Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.

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

At the end of January 2009, we implemented a 1-for-4 reverse stock split of our outstanding common stock. The per share amounts within this section have been adjusted to give effect to the reverse stock split.

Return to Top

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three months ended April 30, 2009 versus 2008:

Net Sales

Net sales during the three months ended April 30, 2009 decreased $35.1 million, or 14%, to $214.7 million from $249.8 million in the prior year due to the continued decline of consumer discretionary spending and the impact of the weak housing market.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the quarter ended April 30, 2009 decreased $20.2 million, or 12%, to $148.5 million from $168.7 million in the prior year. In PartyLite’s European markets, sales decreased approximately 7% in U.S. dollars, however there was a 7% increase in sales in local currency, due primarily to an 18% increase in sales in France. Additionally, PartyLite’s U.S. sales decreased 10% compared to the prior year partially due to a 12% decline in the number of sales consultants.  PartyLite Canada reported a 16% decline in sales in local currency, which translated to a 32% decrease as measured in U.S. dollars. The decrease in revenues within the PartyLite North American markets is the result of the current global economic climate and the associated reduction in consumer discretionary spending.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $4.3 million, or 12%, to $32.4 million, from $36.7 million in the same prior year period.  Sales were down across all brands primarily driven by the reduction in consumer spending.  Also contributing to the sales decline was a planned 19% decrease in catalog circulation.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment decreased $10.7 million, or 24%, to $33.8 million from $44.5 million in the same period a year earlier. The decrease in sales is primarily due to the decline in sales of our home décor, seasonal décor and food service businesses, which continue to be negatively impacted by the reduced consumer spending and weak housing market. Additionally, many retailers are limiting their purchases due to lower consumer spending.

Gross Profit

Gross profit decreased $21.6 million, or 15% to $117.8 million from $139.4 million in the prior year quarter.  The decrease in gross profit is principally attributable to lower sales throughout all segments. Gross profit margin decreased to 54.9% from 55.8% in the prior year quarter. The decrease in gross profit margin is due to several factors, namely a concentrated focus on liquidating excess inventories at reduced margins, selected value-driven product offerings mainly within the Catalog & Internet segment and lower cost absorption at our factories as a result of declining sales volumes.

Selling Expense

Selling expense decreased $13.3 million, to $85.4 million in the first three months of fiscal 2010, from $98.7 million in the same period in fiscal 2009. The decrease in selling expense is primarily due to its variable nature with sales which decreased 13% versus the prior year quarter. As a percentage of sales, selling expense was 39.8% in the first three months of fiscal 2010, compared to 39.5% in the comparable prior year period.

Return to Top

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three months ended April 30, 2009 versus 2008: (continued)

Administrative and Other Expense

Administrative and other expense decreased $4.2 million, or 14%, to $26.6 million in the first three months of fiscal 2010 from $30.8 million in the same period of fiscal 2009.  This decline was principally due to a $1.9 million gain realized upon the termination of the Miles Kimball pension plan as well as administrative cost reductions implemented across all businesses.  As a percent of sales, administrative expense was 12.4% in the first three months of fiscal 2010 versus 12.3% in the same period of fiscal 2009.

Operating Profit (Loss)

Operating profit decreased $4.2 million to $5.8 million in the first three months of fiscal 2010, from $10.0 million in the same period of fiscal 2009. The decrease in operating profit is primarily a result of the impact of decreased sales, and lower gross margins, partially offset by a reduction in Selling and Administrative expenses as well as the gain on the termination of the Miles Kimball pension.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the first three months of fiscal 2010 decreased $6.0 million, or 30%, to $13.8 million from $19.8 million in the same period a year earlier.  The decrease is primarily due to lower sales within the segment as well as continued spending on promotional initiatives to increase sales and consultants count.

Operating Loss - Catalog & Internet Segment

Operating loss in the quarter ended April 30, 2009 in the Catalog & Internet segment was $1.8 million compared to $4.0 million in the same period a year earlier.  This decreased loss largely related to the aforementioned $1.9 million gain as a result of the termination of the Miles Kimball pension plan.

Operating Loss - Wholesale Segment

Operating loss in the quarter ended April 30, 2009 in the Wholesale segment was $6.2 million versus a loss of $5.9 million the same period a year earlier.  This increase in the operating loss is primarily a result of the impact of lower sales throughout all of the Wholesale businesses as well as reduced gross margins attributable to the liquidation of excess inventories, partially offset by significant cost reduction activities.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense decreased approximately $0.2 million, or 8%, to $2.2 million in the first three months of fiscal 2010 from $2.4 million in the same prior year period. This decrease is due to the lower outstanding debt resulting from debt repurchases in the second half of fiscal 2009 and the first quarter of fiscal 2010.

Interest income decreased approximately $0.7 million to $0.6 million in the first three months of fiscal 2010 from $1.3 million in the comparable prior year period due to lower interest rates.

Income from Foreign exchange and other was $0.5 million in the quarter ended April 30, 2009, compared to a loss of $3.7 million in the comparable prior year period. The prior year’s loss includes a $5.2 million write-off of our RedEnvelope, Inc. investment in April 2008.

Return to Top

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three months ended April 30, 2009 versus 2008: (continued)

Income Taxes

Our effective tax rate for the three months ended April 30, 2009 and 2008 was 48% and 77%, respectively, which resulted in a provision for income taxes of $2.2 million and $4.0 million, respectively.  The effective tax rate for the three months ended April 30, 2009 was primarily affected by the tax impact of the current period accrual of interest on our FIN 48 reserve.  While the higher effective rate in the three months ended April 30, 2008 was primarily related to a $1.8 million valuation allowance for the capital loss recorded during the quarter related to the write down of the RedEnvelope investment. Such expense accounted for 35 percentage points of the effective rate in the prior year quarter.

Net Earnings Attributable to Blyth

Net earnings attributable to Blyth, Inc. increased $1.6 million to $2.8 million in the first three months of fiscal 2010, from $1.2 million for the same period in fiscal 2009.  The prior year’s earnings were negatively impacted by the $5.2 million write-off of our RedEnvelope, Inc. investment in April 2008. The first three months of fiscal 2010 were negatively impacted by lower sales and gross profit margin.

Basic and diluted earnings attributable per Blyth common share includes the effect of the redeemable noncontrolling interest obligation.  The accretion of redeemable noncontrolling interest resulted in a reduction of EPS of $0.04. For the quarter ended April 30, 2009 basic and diluted earnings per Blyth common share was $0.27, an increase of $0.14 compared to $0.13 for the quarter ended April 30, 2008.

Liquidity and Capital Resources

Cash and cash equivalents decreased $2.7 million to $143.7 million at April 30, 2009 from $146.4 million at January 31, 2009. This decrease in cash during the first three months of fiscal 2010 was primarily related to cash used to retire long-term debt of $12.7 million offset by lower working capital requirements.

Cash provided by operations was $12.1 million in fiscal 2010, was an improvement of $33.6 million compared to the use of $21.5 million in the prior year. This is the result of our aggressive working capital management program initiated in fiscal 2009 designed to conserve cash.  Our efforts will continue to focus on cost cutting measures and lower working capital requirements throughout the Company with the goal to save cash. Additionally, we have and will continue to consider the timing and level of future dividends and treasury share repurchases, as well as liquidating long-term investments should the need arise. These ongoing initiatives will support our ability to fund our working capital requirements in the foreseeable future from operational cash flows.

On an annual basis we typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  Due to the seasonal nature of our businesses we typically do not have positive cash flow from operations until our fourth quarter.  However, although Operating profit decreased $4.2 million to $5.8 million primarily due to lower sales, we did experience a net source of cash from operations due to the aforementioned initiatives intended to conserve cash. Included in earnings from continuing operations were non-cash charges for depreciation and amortization and amortization of unearned stock-based compensation of $4.2 million and $1.1 million, respectively.

Net changes in operating assets and liabilities resulted in a source of cash of $5.7 million, compared to a use of cash in the first quarter of fiscal 2009 of $37.4 million. This improvement is a result of our efforts to reduce working capital needs, specifically a reduction in inventory purchases and liquidation of excess and obsolete inventory during the first quarter of fiscal 2010. Although we had positive operating cash flow during the first quarter, our working capital needs are the highest

Return to Top

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

in late summer prior to the start of the holiday season. As noted above, we typically we do not experience positive cash flow from operations until our fourth quarter, so this positive first quarter result should not be expected to continue in the second and third quarters of fiscal 2010.   If demand for our products falls short of expectations this could result in us maintaining higher inventory balances than forecasted and could negatively impact our liquidity. Additionally, the existing credit crisis may negatively impact the ability of our customers to obtain credit and consequently could negatively impact our sales and the collection of our receivables. We have taken steps to limit our exposure to our customers’ credit risk, including adjusting payment terms and expanding our credit approval procedures within some of our businesses.

Net cash provided by investing activities was $6.3 million, compared to $7.7 million in the first three months of fiscal 2009.  The primary reason for this decrease is the liquidation of our short-term investments during fiscal 2009 that we no longer hold. Partially offsetting this were $6.6 million received on the cash settlement of a net investment hedge during March 2009 and a $0.6 million decrease in net capital expenditures for property, plant and equipment.

We anticipate total capital spending of approximately $6 million for fiscal 2010 or approximately $2 million less than fiscal year 2009. We have grown in part through acquisitions and, as part of this growth strategy, we expect to continue from time to time in the ordinary course of its business to evaluate and pursue acquisition opportunities as appropriate.  We believe our financing needs in the short and long-term can be met from cash generated internally.

Net cash used in financing activities was $12.9 million.  This was primarily due to the reduction of our long-term debt and capital lease obligations. We expect to have the ability to repay the outstanding $24.7 million of our 7.90% Senior Notes due in October, 2009 with internally generated cash.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.  We intend to and may be required to purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. The requirement for additional purchases is conditioned upon ViSalus meeting certain operating targets in fiscal 2010, 2011 and 2012, subject to a one-time, one-year extension. We have the option to acquire the remaining interest in ViSalus even if they do not meet these operating targets.  If ViSalus meets its current projected operating targets, the total expected redemption value of the noncontrolling interest will be approximately $19.7 million over fiscal 2011, 2012 and 2013. The purchase prices of the additional investments are equal to a multiple of ViSalus’s earnings before interest, taxes, depreciation and amortization, exclusive of certain extraordinary items. The payment, if any, will be out of existing cash balances and expected future cash flows from operations.

The current status of the United States and global credit and equity markets have made it difficult for many businesses to obtain financing on acceptable terms.  In addition, equity markets are continuing to experience rapid and wide fluctuations in value.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  Obtaining a new credit facility will more than likely require higher interest costs and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings, which may require us to seek other forms of financing, such as term debt, at higher interest rates and additional expense.

In addition, if the economic conditions continue to worsen, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, goodwill and other intangibles, if the valuation of these assets or businesses decline.

Return to Top

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

As of April 30, 2009, we had a total of $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2010.  As of April 30, 2009, no letters of credit were outstanding under this facility.

As of April 30, 2009 the Company had $2.3 million in standby letters of credit outstanding that are fully collateralized with a certificate of deposit.

As of April 30, 2009, Miles Kimball had approximately $8.1 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of April 30, 2009, CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by a bank.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 0.9% at April 30, 2009.  Payments of interest are required monthly under the terms of the bond.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. The new stock repurchase program will become effective after we exhaust the authorized amount under the old repurchase program.  We have not repurchased any shares during the first three months of fiscal 2010. As of April 30, 2009, the cumulative total shares purchased under the original programs was 2,615,570, at a total cost of approximately $224.8 million.  Additionally in fiscal 2005, 1,226,654 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

On April 7, 2009, we announced that we had declared a cash dividend of $0.10 per share of common stock.  The dividend authorized at our April 7, 2009 Board of Directors meeting was payable to shareholders of record as of May 1, 2009, and was paid on May 15, 2009.  The total payment was $0.9 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first quarter of fiscal 2010.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Recent Accounting Standards

In addition to the adoption of SFAS No. 141(R), SFAS No. 160 and SFAS No. 161 for the first quarter of fiscal 2010 we have also adopted the new accounting standards noted below.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in Accumulated other comprehensive income (loss).  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009,

Return to Top

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Standards (continued)

with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 115-2/124-2 effective for the quarter ended April 30, 2009.  The application of this guidance did not have any effect on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 clarifies the approach to, and provides additional factors to consider in, measuring fair value when there has been a significant decrease in market activity for an asset or liability and quoted prices are associated with transactions that are not orderly.  FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 157-4 effective April 30, 2009. This adoption did not have an effect on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt FSP FAS 107-1 and APB 28-1 effective April 30, 2009, and have included required disclosures in our Notes to Condensed Consolidated Financial Statements.

On May 28, 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events.  This standard requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements are available for issue (as defined in this standard) or were issued. This accounting guidance is effective for the financial periods ending after June 15, 2009, and as such we will adopt for our second quarter of fiscal 2010. We do not expect the adoption of this standard to have a significant impact on our financial statements.

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

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of April 30, 2009, the company is subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact.  As of April 30, 2009, we held $15.0 million of auction rate securities, at par value.  A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $0.2 million if applied to the total.

Return to Top

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Risk

We are subject to investment risks on our marketable securities due to market volatility.  As of April 30, 2009 we held $20.6 million in equity and debt instruments which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.  We have, in the past, hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of April 30, 2009 was $5.2 million.

We have designated our forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax loss included in accumulated AOCI at April 30, 2009 is $0.1 million and is expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of April 30, 2009:

	U.S. Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$8,100	0.80	$(399)
Euro	15,200	1.35	191
	$23,300		$(208)

The foreign exchange contracts outstanding have maturity dates through February 2010.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of April 30, 2009 with the exception of the material weakness noted in our January 31, 2009 Form 10-K, detailed below.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2010 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of the remediation plan related to the financial reporting for income taxes as noted below.

 Ineffective Controls Over Financial Reporting Related to Income Taxes

We are in the process of remediating our material weakness in internal controls over the financial reporting for income taxes. In connection with our remediation process we took the following actions during the first three months of fiscal 2010.

•	Hired personnel and allocated sufficient resources to assist with the preparation and review of the tax provision process;
•	Reduced our external advisors role in the preparation of our tax provision by transitioning the provision work to our own personnel;
•
Improved documentation and analysis and established a more formalized review of  the tax provision and deferred tax balances with senior management, financial reporting personnel and external advisors to ensure an appropriate level of review, analysis and accounting treatment of all tax balances;

•	Use of a tax accounting software to analyze and review our tax provision – this software will be fully implemented as part of our third quarter, fiscal 2010 tax provision process.

Management feels that our actions to date are in line with our remediating the material weakness before the end of fiscal 2010.

Return to Top

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Return to Top

Part II.  OTHER INFORMATION (continued)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter of the fiscal year ending January 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased[2]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 – February 28, 2009	0	-	0	1,884,430
March 1, 2009 – March 31, 2009	0	-	0	1,884,430
April 1, 2009 – April 30, 2009	0	-	0	1,884,430
Total	0	-	0	1,884,430

1 On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program, five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program.  As of April 30, 2009, we have purchased a total of 2,615,570 shares of Common Stock under the old repurchase program.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split.

 2 This does not include the 3,792 shares that we withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Return to Top

Part II.  OTHER INFORMATION (continued)

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

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:                           June 8, 2009                                                                By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                           June 8, 2009                                                                By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer