Form 10-Q
period 2009-07-31
BLYTH INC
filed 2009-09-02
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes        No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  Non-accelerated filer	Accelerated filer ☒ Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,903,625 Common Shares as of August 31, 2009

Return to Top

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	January 31,
(In thousands, except share and per share data)	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$136,395	$146,424
Accounts receivable, less allowance for doubtful receivables of $2,061 and $3,438, respectively	33,227	29,525
Inventories	124,455	137,087
Prepaid and other	25,777	30,669
Deferred income taxes	33,411	40,574
Total current assets	353,265	384,279
Property, plant and equipment, at cost:
Less accumulated depreciation of $206,149 and $199,524, respectively	115,728	120,354
Other assets:
Investments	24,109	24,975
Goodwill	2,298	13,988
Other intangible assets, net of accumulated amortization of $11,640 and $10,897, respectively	12,790	16,840
Deposits and other assets	14,969	13,667
Total other assets	54,166	69,470
Total assets	$523,159	$574,103
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$25,244	$37,936
Accounts payable	44,194	47,014
Accrued expenses	58,875	64,893
Income taxes payable	15,164	17,291
Total current liabilities	143,477	167,134
Deferred income taxes	13,656	21,778
Long-term debt, less current maturities	107,533	107,795
Other liabilities	22,824	28,005
Commitments and contingencies	-	-
Redeemable noncontrolling interest	(381)	893
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value;
issued 12,751,447 shares and 12,733,209 shares, respectively	255	255
Additional contributed capital	143,160	141,307
Retained earnings	473,422	486,548
Accumulated other comprehensive income	18,416	19,366
Treasury stock, at cost, 3,847,799 and 3,842,224 shares, respectively	(399,182)	(398,978)
Total stockholders' equity	236,071	248,498
Noncontrolling interest	(21)	-
Total equity	236,050	248,498
Total liabilities and equity	$523,159	$574,103
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Six months ended July 31 (In thousands, except per share data)	2009	2008
Net sales	$414,078	$486,634
Cost of goods sold	190,357	219,196
Gross profit	223,721	267,438
Selling	162,150	186,365
Administrative and other	53,934	63,048
Goodwill and other intangibles impairment	16,498	-
Total operating expense	232,582	249,413
Operating profit (loss)	(8,861)	18,025
Other expense (income):
Interest expense	4,235	4,872
Interest income	(886)	(2,355)
Foreign exchange and other	(682)	4,237
Total other expense	2,667	6,754
Earnings (loss) before income taxes	(11,528)	11,271
Income tax expense	1,878	7,048
Net earnings (loss)	(13,406)	4,223
Less: Net earnings (loss) attributable to the noncontrolling interests	(279)	58
Net earnings (loss) attributable to Blyth, Inc.	$(13,127)	$4,165
Basic:
Net earnings (loss) attributable per Blyth, Inc. common share	$(1.47)	$0.46
Weighted average number of shares outstanding	8,918	9,073
Diluted:
Net earnings (loss) attributable per Blyth, Inc. common share	$(1.47)	$0.45
Weighted average number of shares outstanding	8,918	9,165
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended July 31 (In thousands, except per share data)	2009	2008
Net sales	$199,354	$236,786
Cost of goods sold	93,435	108,779
Gross profit	105,919	128,007
Selling	76,733	87,691
Administrative and other	27,335	32,252
Goodwill and other intangibles impairment	16,498	-
Total operating expense	120,566	119,943
Operating profit (loss)	(14,647)	8,064
Other expense (income):
Interest expense	2,055	2,449
Interest income	(335)	(1,043)
Foreign exchange and other	(214)	556
Total other expense	1,506	1,962
Earnings (loss) before income taxes	(16,153)	6,102
Income tax expense (benefit)	(323)	3,068
Net earnings (loss)	(15,830)	3,034
Less: Net earnings attributable to the noncontrolling interests	88	29
Net earnings (loss) attributable to Blyth, Inc.	$(15,918)	$3,005
Reversal of accretion of redeemable noncontrolling interest in excess of fair value	(356)	-
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(15,562)	$3,005
Basic:
Net earnings (loss) attributable per Blyth, Inc. common share	$(1.74)	$0.33
Weighted average number of shares outstanding	8,923	9,076
Diluted:
Net earnings (loss) attributable per Blyth, Inc. common share	$(1.74)	$0.33
Weighted average number of shares outstanding	8,923	9,178
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Blyth, Inc.'s Stockholders
				Accumulated				(Temporary Equity)
		Additional		Other				Redeemable
	Common	Contributed	Retained	Comprehensive	Treasury	Noncontrolling	Total	Noncontrolling	Comprehensive
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Equity	Interest	Income (Loss)
For the six months ended July 31, 2008:
Balance, February 1, 2008	$254	$138,927	$522,328	$25,444	$(387,885)	$-	$299,068	$-	$-
Net earnings for the period			4,165			58	4,223		4,223
Distribution to noncontrolling interest						(58)	(58)
Foreign currency translation adjustments				5,669			5,669		5,669
Net unrealized loss on certain investments (net of tax benefit of $269)				(437)			(437)		(437)
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $876)				(1,430)			(1,430)		(1,430)
Comprehensive income									8,025
Comprehensive income attributable to the noncontrolling interests									58
Comprehensive income attributable to Blyth, Inc.									$7,967
Common stock issued in connection with long-term incentive plan	1						1
Stock-based compensation		1,815					1,815
Dividends paid ($1.08 per share)			(9,794)				(9,794)
Treasury stock purchases					(11,093)		(11,093)
Balance, July 31, 2008	$255	$140,742	$516,699	$29,246	$(398,978)	$-	$287,964	$-

For the six months ended July 31, 2009:
Balance, February 1, 2009	$255	$141,307	$486,548	$19,366	$(398,978)	$-	$248,498	$893	$-
Net earnings (loss) for the period			(13,127)			102	(13,025)	(381)	(13,406)
Distribution to noncontrolling interest						(123)	(123)
Foreign currency translation adjustments (net of tax benefit of $779)				562			562		562
Net unrealized gain on certain investments (net of tax liability of $298)				485			485		485
Realized gain on pension termination (net of tax of $749)				(1,153)			(1,153)		(1,153)
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $457)				(844)			(844)		(844)
Comprehensive loss									(14,356)
Comprehensive loss attributable to the noncontrolling interests									(279)
Comprehensive loss attributable to Blyth, Inc.									$(14,077)
Stock-based compensation		1,853					1,853
Dividends paid ($0.10 per share)			(892)				(892)
Reversal of accretion of redeemable noncontrolling interest			893				893	(893)
Treasury stock purchases					(204)		(204)
Balance, July 31, 2009	$255	$143,160	$473,422	$18,416	$(399,182)	$(21)	$236,050	$(381)
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six months ended July 31 (In thousands)	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(13,406)	$4,223
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,454	10,279
Write down of investments	-	6,034
Unrealized gain on trading investments	-	(42)
Stock-based compensation expense	1,622	1,362
Deferred income taxes	(1,919)	2,301
Gain on pension termination	(1,902)	-
Goodwill and other intangibles impairment	16,498	-
Other	63	(87)
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(3,740)	(18,488)
Inventories	13,223	(35,310)
Prepaid and other	(1,532)	874
Other long-term assets	417	(419)
Accounts payable	(2,564)	(8,786)
Accrued expenses	(7,040)	(14,305)
Other liabilities	(2,641)	(1,817)
Income taxes payable	(2,105)	(5,755)
Net cash provided by (used in) operating activities	3,428	(59,936)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(2,835)	(4,524)
Purchases of short-term investments	-	(40,294)
Proceeds from sales of short-term investments	-	53,643
Note receivable issued under revolving credit facility	-	(2,516)
Purchases of long-term investments	(181)	-
Proceeds from sale of long-term investments	1,634	100
Cash settlement of net investment hedges	6,563	-
Net cash provided by investing activities	5,181	6,409
Cash flows from financing activities:
Purchases of treasury stock	-	(11,093)
Borrowings from bank line of credit	-	123,000
Repayments on bank line of credit	-	(103,000)
Repayments of long-term debt	(12,830)	(5,955)
Payments on capital lease obligations	(154)	(249)
Dividends paid	(892)	(9,794)
Distributions to noncontrolling interest	(123)	-
Net cash used in financing activities	(13,999)	(7,091)
Effect of exchange rate changes on cash	(4,639)	3,763
Net decrease in cash and cash equivalents	(10,029)	(56,855)
Cash and cash equivalents at beginning of period	146,424	163,021
Cash and cash equivalents at end of period	$136,395	$106,166
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blyth, Inc. (the “Company”) is a multi-channel company competing primarily in the home fragrance and decorative accessories industries.  The Company designs, markets and distributes an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as products for the foodservice trade, nutritional supplements and weight management products. The Company competes primarily in the global home expressions industry and its products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.

1.           Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  The investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of July 31, 2009, the consolidated results of its operations for the three and six month periods ended July 31, 2009 and 2008, and cash flows for the six month periods ended July 31, 2009 and 2008.  These interim statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended January 31, 2009, as set forth in the Company’s Annual Report on Form 10-K.  Certain reclassifications of prior period amounts have been made to conform to current year presentation. Operating results for the three and six months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.

Effective January 30, 2009, the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical share, per share, earnings (loss) per share (“EPS”) and stock-based compensation disclosures have been adjusted accordingly.

Effective February 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”,(“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests, including changes in a parent’s ownership interest in a subsidiary, and requires, among other things, that noncontrolling interests in subsidiaries be classified within equity. As a result of the adoption, the Company has reported noncontrolling interests, other than Redeemable noncontrolling interests, as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the Net (loss) earnings attributable to the noncontrolling interests has been separately disclosed in the unaudited Condensed Consolidated Statements of Operations. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS 160.

The Company has adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”) for fiscal 2010.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Effective February 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141(R)”), which significantly changed the accounting for business combinations and also began applying the provisions of SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) to non-financial assets and liabilities, as permitted by FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”. Neither of these adopted pronouncements had an impact on the Company’s financial condition or results of operations for the first six months of fiscal 2010.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in Accumulated other comprehensive income (loss) (“AOCI”).  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt FSP FAS 115-2/124-2 effective April 30, 2009.  The application of this guidance did not have any effect on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 clarifies the approach to and provides additional factors to consider in, measuring fair value when there has been a significant decrease in market activity for an asset or liability and quoted prices associated with transactions are not orderly.  FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt FSP FAS 157-4 effective April 30, 2009. This adoption did not have an effect on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt FSP FAS 107-1 and APB 28-1 effective April 30, 2009, and have included required disclosures in our Notes to Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events.  This standard requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements are available for issuance or were issued. This accounting guidance has been adopted for our second quarter of fiscal 2010. The adoption of this standard did not have a significant impact on our financial statements.

Reclassification

On January 30, 2009, the Company executed a 1-for-4 reverse stock split.  Concurrent with this split the Company reduced its authorized common shares from 100,000,000 to 50,000,000 but did not adjust the par value of each common share, which was and remains at $0.02 per share. The fiscal 2009 Common stock and Additional paid in capital balances should have reflected this change. The Company has corrected the classification between these two equity accounts. The following table displays the impact to the individual line items of the Condensed Consolidated Balance Sheets as of January 31, 2009:

(In thousands)	Originally Reported	As Now Reported	Net Difference
Common stock	$1,019	$255	$(764)
Additional paid in capital	140,543	141,307	764

This reclassification has had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation (continued)

Subsequent Events

The Company assessed events occurring subsequent to July 31, 2009 through September 2, 2009, the date the condensed consolidated financials were filed, for potential recognition and disclosure. There was no notable activity that warranted further disclosure between the reporting period end and the filing date.

2.           Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins, weight management products and other related nutritional supplements, through a series of investments.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. Additionally, as provided in the acquisition agreement, and amended in July 2009, the Company has provided ViSalus with a $2.8 million revolving credit facility, of which $2.5 million was outstanding as of July 31, 2009.  In addition, the Company is required, subject to the conditions in the acquisition agreement, to make additional purchases of ViSalus’ equity interest to increase its equity ownership over time to 57.5%, 72.7% and 100.0%.  The requirement for additional purchases is conditioned upon ViSalus meeting certain operating targets during the current year and fiscal 2011 and 2012, subject to a one-time, one-year extension in any year.  The purchase prices of the additional investments are based on ViSalus’ future operating results as defined in the agreement. The Company has the option to acquire the remaining interest in ViSalus even if ViSalus does not meet the predefined operating targets.

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

As discussed above, the Company is required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets.  As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance in Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”).  Accordingly, the Company had recognized these noncontrolling interests outside of permanent equity and accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed.  The accretion of the redemption value had been recognized as a charge to retained earnings, and to the extent that the resulting redemption value exceeds the fair value of the

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.           Business Acquisitions (continued)

noncontrolling interests, the differential was reflected in the Company’s EPS.  During the second quarter of fiscal 2010 ViSalus’ revenues forecast for the current fiscal year were revised downward as a result of lower demand for its product, reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly, management has reduced its current year and long-term forecasts in response to the weakening demand for its products. The Company has taken a number of actions in response to its lower forecasts including the review of ViSalus assets for impairment (see Note 6 for further detail) and assessing whether it was probable that the noncontrolling interest would be redeemed based on revised forecasts. The current revisions in ViSalus’ near-term and long-term projections have resulted in management concluding that it is no longer probable that Blyth would be obligated to purchase the remaining ownership interest in ViSalus. As of July 31, 2009 the redeemable noncontrolling interest no longer reflects the accretion of this obligation, but reflects the noncontrolling interest’s share in the losses of ViSalus as a result of this redemption features no longer being probable. Accordingly, as of July 31, 2009, the Company reversed its accretion of its redeemable noncontrolling interest to zero on its Balance Sheet and has reversed it’s EPS accretion adjustments for the portion in excess of fair value for the three months ended July 31, 2009. If ViSalus meets its current projected operating targets, the total expected redemption value of noncontrolling interest will be approximately $1.7 million paid through 2013. However at these levels Blyth would not be obligated to purchase the remaining interest in ViSalus but could do so at its discretion. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections. Upon expiration of the redemption feature the entire amount of noncontrolling interest will be reclassified into the Equity section of the Condensed Consolidated Balance Sheets.

The acquisition of ViSalus by the Company involves related parties, as discussed in Note 15 to the Condensed Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus consist of: its three founders (each of whom currently own approximately 11.7% of ViSalus for a total of 35.3%), RAM which currently owns 15.2%, and a small group of employees who collectively own approximately 5.9% of ViSalus.  The Company’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each).  Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 31% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM. ViSalus paid a management fee to RAM in the amount of $0.2 million in fiscal 2009, and has agreed to pay a management fee to RAM in the amount of $0.1 million in fiscal 2010, of which half has been paid through the second quarter of fiscal 2010.

ViSalus is included in the Direct Selling segment, and its operating results since October 21, 2008, the date of acquisition, are included in the Company’s Condensed Consolidated Statements of Operations.

During fiscal 2009, the Company acquired certain assets of As We Change, a catalog and internet retailer, for $2.3 million in cash. The results of operations for As We Change, which were not material, are included in the Condensed Consolidated Statements of Operations of the Company since August 3, 2008, the date of acquisition. As We Change is included in the Catalog & Internet reporting segment.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.           Restructuring

During fiscal 2007, the Company initiated a restructuring plan within the North American operations of the Company’s Direct Selling segment. As of July 31, 2009, the Company had an accrual for approximately $1.6 million for restructuring charges relating to a lease obligation.  The remaining lease payments will be made through fiscal 2013.

The following is a tabular rollforward of the lease obligation accrual described above, included in Accrued expenses:

(In thousands)	Lease Obligation
Balance at January 31, 2009	$1,987
Payments made in fiscal 2010	(406)
Balance at July 31, 2009	$1,581

4.           Investments

The Company’s investments as of July 31, 2009 consisted of a number of financial securities including debt instruments, preferred stocks, mutual funds, an investment in a limited liability company and restricted cash.  The Company accounts for its investments in debt and equity instruments in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

The Company’s investments in preferred stocks were bought and sold on a short-term basis with the sole purpose of generating a profit on price differences. Accordingly, these investments were classified as short-term trading investments. Realized and unrealized gains and losses on these securities were recorded in the Condensed Consolidated Statements of Operations in Foreign exchange and other through January 31, 2009. The Company changed its investment strategy and, in connection with that change, changed the classification of the preferred stock investments to long-term available for sale securities. With the change in designation to available for sale, the unrealized losses on these investments that are considered temporary are now recorded in AOCI.   These securities are valued based on quoted prices in inactive markets. During the three and six months ended July 31, 2009, the Company recorded a net of tax unrealized loss of $0.1 million and a gain of $0.2 million, respectively, in AOCI.

The Company holds other debt and equity auction rate securities (“ARS”) which are classified as long-term, available for sale investments. Realized gains and losses on these securities are determined using the specific identification method and are recorded in Foreign exchange and other. Unrealized losses on these securities that are considered temporary and are not the result of a credit loss are recorded in AOCI.  Unrealized losses that are considered other than temporary are recorded in the Condensed Consolidated Statements of Operations in Foreign exchange and other.

As of July 31, 2009 and January 31, 2009, the Company held $13.9 million and $13.5 million, respectively, of ARS classified as available-for-sale securities. ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. The Company’s auction rate securities are all AAA/Aaa rated investments and consist of a student loan portfolio with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and a closed-end fund consisting of preferred stock of various utilities that maintains assets equal to or greater than 200% of the liquidation preference of its preferred stock. These securities’ valuations considered the financial

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.           Investments (continued)

conditions of the issuer and its guarantor as well as the value of the collateral.  The Company has assessed the credit risk associated with the ARS to be minimal. If the credit ratings of the issuer or the collateral deteriorate, the Company may adjust the carrying value of these investments.

The current uncertainties surrounding the credit markets have prevented the Company and other investors from liquidating all of their holdings by selling their securities at par value. Historically, the par value of these securities approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal 2009 market auctions, including auctions for substantially all the Company’s ARS, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these securities could successfully be liquidated at par (liquidity risk), the Company had recorded a pre-tax unrealized loss of $1.5 million to AOCI as of January 31, 2009 and has classified these securities as non-current investments. As of July 31, 2009 the Company has assessed the pre-tax unrealized loss to be $1.1 million. The net of tax unrealized gain of $0.2 million recorded during fiscal 2010 is a result of a number of factors including market improvements, lower liquidity risks and the sustained fiscal strength of the investees. These instruments have been in a continuous loss position for greater than 12 months, however the Company still deems these securities to be temporarily impaired as management anticipates holding these investments until they can be redeemed at par value and the underlying liquidity of the issuer and its guarantor does not indicate that a condition of a permanent impairment exists.

The Company holds an investment in a limited liability company (“LLC”) obtained through its ViSalus acquisition. The LLC is accounted for under the equity method as the Company holds a significant equity interest in this company.  The Company records its share of the LLC’s earnings or loss to its investment balance. All gains and losses are recorded in the Condensed Consolidated Statements of Operations in Foreign exchange and other.  Through July 31, 2009 the Company has recorded losses of $0.1 million related to this investment.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit.  These are recorded at cost and interest earned on these is realized in Interest income in the Condensed Consolidated Statements of Operations.

Investments, by category:

(In thousands)	July 31, 2009	January 31, 2009
Equity securities	$16,143	$16,243
Debt securities	4,613	4,481
Investment in LLC	1,037	1,100
Collateral - certificate of deposit	2,316	3,070
Other	-	81
Total investments	$24,109	$24,975

As of July 31, 2009 and January 31, 2009, the Company held debt securities totaling $5.0 million, at par, with contractual maturities greater than ten years from the Balance Sheet date. All income generated from these debt securities was recorded as Interest income. Actual maturities may differ from contractual maturities as the borrower has the right to call its obligations.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of July 31, 2009 and January 31, 2009 the fair value of these securities was $1.0 million and $1.3 million, respectively.  These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.           Inventories

The components of inventory are as follows:

(In thousands)	July 31, 2009	January 31, 2009
Raw materials	$9,528	$9,643
Work in process	682	-
Finished goods	114,245	127,444
Total	$124,455	$137,087

As of July 31, 2009 and January 31, 2009, the inventory valuation reserves totaled $13.3 million and $15.8 million, respectively.

6.           Goodwill and Other Intangibles

Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

The Company performs its annual assessment of impairment as of January 31st.  For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of the Company’s reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

In the second quarter of fiscal 2010, the ViSalus business, within the Direct Selling segment, revised downward its revenues forecast for the current fiscal year as a result of lower demand for its product reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly management has reduced its current year and long-term forecasts in response to the weakening demand for its products. The impairment analysis performed indicated that the goodwill in ViSalus is fully impaired, as its fair value was less than its carrying value, including goodwill. Accordingly, the Company recorded a non-cash pre-tax goodwill impairment charge of $13.2 million.

The following table shows the carrying amount of goodwill within the Direct Selling segment as of July 31, 2009 and January 31, 2009:

(In thousands)
Goodwill at January 31, 2009	$13,988
ViSalus acquisition purchase adjustment	1,501
Impairment of ViSalus goodwill	(13,191)
Goodwill at July 31, 2009	$2,298

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

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake in fiscal 2004 and As We Change during fiscal 2009, which are reported in the Catalog and Internet segment and ViSalus, acquired during fiscal 2009, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather test for impairment annually as of January 31st , or sooner if circumstances indicate a condition of impairment may exist.

As part of the previously mentioned impairment analysis performed for the ViSalus business, the Company recorded an impairment charge of $3.1 million related to certain of the Company’s trade names and $ 0.2 million related to customer relationships. These impairments are due to adverse economic conditions currently experienced due to decreased consumer spending and the failure to retain and obtain distributors, as noted previously.

Other intangible assets consisted of the following:

	Direct Selling Segment		Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships

Other Intangibles at January 31, 2009	$4,200	$271	$7,850	$4,519	$12,050	$4,790
Amortization	-	(64)	-	(679)	-	(743)
Impairments	(3,100)	(207)	-	-	(3,100)	(207)
Other Intangibles at July 31, 2009	$1,100	$-	$7,850	$3,840	$8,950	$3,840

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  Amortization expense for other intangible assets was $0.7 million and $0.8 million for the six months ended July 31, 2009 and 2008, respectively.  The estimated annual amortization expense for fiscal year 2010 is $1.4 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2011 is as follows:  $1.1 million, $0.7 million, $0.6 million, $0.6 million and $0.1 million.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.           Fair Value Measurements

The fair-value hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) prioritizes the inputs used in valuation techniques into three levels as follows:

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

For fiscal 2010 the Company is no longer subject to the deferral provisions of FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157”, and has fully adopted SFAS No. 157. As such the Company is applying this framework for measuring fair value to all nonfinancial assets and liabilities, including those that are not recognized or disclosed at fair value in the financial statements on a recurring basis, and has expanded disclosures to meet these requirements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of the measurement date, July 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of July 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Equity securities	$16,143	$-	$6,836	$9,307
Debt securities	4,613	-	-	4,613
Deferred compensation plan assets (1)	977	977	-	-
Total	$21,733	$977	$6,836	$13,920
Financial liabilities
Foreign exchange forward contracts	$(1,481)	$-	$(1,481)	$-
(1.)There is an offsetting liability for the obligation to its employees in Other liabilities

The table below summarizes the changes in the fair value of level 3 financial assets and liabilities for the six month period ended July 31, 2009:

(In thousands)	Significant unobservable inputs (Level 3)

Fair value February 1, 2009	$13,515
Unrealized gain (1)	405
Fair value July 31, 2009	$13,920
(1.) All unrealized gains/losses on our available for sale investments are recorded as a component of other comprehensive income.

The Company values its investments in equity securities within the deferred compensation plan using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.           Fair Value Measurements (continued)

mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges by purchasing forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values certain preferred stock investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The debt and equity securities consist of auction rate securities that take into consideration many factors including the credit quality of both the issuer and its guarantor, value of the collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active, observable, market currently for these securities, they have been classified as a level 3 input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with GAAP. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.

The following table summarizes the assets and liabilities measured at fair value on a nonrecurring basis as of the measurement date, July 31, 2009, by level within the fair value hierarchy:

(In thousands)	Balance as of July 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
Goodwill	$2,298	$-	$-	$2,298	$(13,191)
Indefinite-lived trade names and trademarks	8,950	-	-	8,950	(3,100)
Customer Relationships	3,840	-	-	3,840	(207)
					$(16,498)

Goodwill and intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. The valuation uses assumptions such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As such, the Company classifies goodwill and other intangibles subjected to nonrecurring fair value adjustments as level 3. See Note 6 for further details on the asset impairment review performed during the second quarter of fiscal 2010.

8.           Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 161 for fiscal 2010.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain loans. It does not hold or issue derivative financial instruments for trading purposes.  The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The net after-tax gain related to the derivative net investment hedges in AOCI as of July 31, 2009 and January 31, 2009 was $5.2 million and $5.4 million, respectively.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           Derivative Instruments and Hedging Activities (continued)

The Company has designated forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax loss included in accumulated AOCI at July 31, 2009 is $0.8 million and is expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Condensed Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through February 2010.

The table below details the fair value and location of the Company’s hedges in the Condensed Consolidated Balance Sheets:

Fair Values of Derivative Instruments
As of July 31, 2009 (In thousands)
Derivatives designated as hedging instruments under Statement 133	Accrued Liabilities
Foreign exchange forward contract in an asset position	$39
Foreign exchange forward contract in a liability position	(1,520)
Net derivatives at fair value	$(1,481)

Gain and loss activity related to the Company’s Cash Flow hedges for the three and six months ended July 31, 2009 are as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss), Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)			Three Months Ended	Six Months Ended
Foreign exchange forward contract	$(1,301)	Cost of goods sold	$(522)	$(168)

For the six month period ended July 31, 2009, the Company recorded a gain of $0.7 million to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

For the three and six month period ended July 31, 2009, the Company recorded losses of  $0.9 million to Foreign exchange and other related to foreign exchange forward contracts accounted for as Fair Value hedges.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.             Long-Term Debt

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which is being amortized over the life of the notes.  During the first six months of fiscal 2010 the Company repurchased $12.6 million of these notes, resulting in $24.7 million outstanding as of July 31, 2009.  Such notes contain, among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of July 31, 2009, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on April 1 and October 1.  On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain provisions and restrictions similar to those in the 7.90% Senior Notes.  As of July 31, 2009, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of July 31, 2009 and January 31, 2009, Miles Kimball had approximately $8.0 million and $8.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of July 31, 2009 and January 31, 2009, CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by a bank and is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 0.7% at July 31, 2009.  Payments of interest are required monthly under the terms of the bond.

The estimated fair value of the Company’s $132.8 million total long-term debt (including current portion) at July 31, 2009 was approximately $110.3 million.  The fair value is determined by quoted market prices, where available, and from analyses performed by investment bankers using current interest rates considering credit ratings, credit risk and the remaining terms to maturity.

As of July 31, 2009, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2010.  As of July 31, 2009, no letters of credit were outstanding under this facility.

As of July 31, 2009 the Company had $2.3 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

10.           Earnings per Share

Effective January 30, 2009, the Company’s common stock and related equity-based instruments were subject to a 1-for-4 reverse stock split. In accordance with SFAS No. 128, “Earnings per Share” all historical earnings per share calculations have been adjusted accordingly.

Vested restricted stock units issued under the Company’s stock-based compensation plans participate in a cash equivalent of the dividends paid to common shareholders and are not considered contingently issuable shares. Accordingly these RSUs are included in the calculation of basic and diluted earnings per share as common stock equivalents. RSUs that have not vested and are subject to a risk of forfeiture are included in the calculation of diluted earnings per share.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.           Earnings per Share (continued)

In accordance with EITF Topic D-98, the accretion of the redeemable noncontrolling interest’s carrying value in excess of its fair value has been reflected in determining EPS for the Company’s common shareholders for the three and six month periods ended July 31, 2009. As discussed in Note 2, there was no effect on EPS for the six month period ended July 31, 2009 as the Company’s redeemable noncontrolling interest obligation was reversed as management has determined it was no longer probable that the Company would be obligated to make future investments. For the three months ended July 31, 2009 the effect of reversing the previously recorded non-fair value portion of the redeemable noncontrolling interest of $0.4 million has been included in the determination of EPS.

The components of basic and diluted earnings per share are as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Net earnings attributable to Blyth, Inc.	$(15,918)	$3,005	$(13,127)	$4,165
Reversal of redeemable noncontrolling interest in excess of fair value	(356)	-	-	-
Earnings available for common shareholders	$(15,562)	$3,005	$(13,127)	$4,165
Weighted average number outstanding:
Common shares	8,902	9,076	8,899	9,073
Vested restricted stock units	21	-	19	-
Weighted average number of common shares outstanding:
Basic	8,923	9,076	8,918	9,073
Dilutive effect of stock options and non-vested restricted shares units	-	102	-	93
Weighted average number of common shares outstanding:
Diluted	8,923	9,178	8,918	9,166
Basic earnings per share	$(1.74)	$0.33	$(1.47)	$0.46
Diluted earnings per share	$(1.74)	$0.33	$(1.47)	$0.45

For the three and six month periods ended July 31, 2009, options to purchase 63,625 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.  Also, for both the three and six month periods ended July 31, 2008, options to purchase 96,525 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

In accordance with SFAS No. 128, “Earning per Share”, diluted earnings per share for the three and six month periods ended July 31, 2009 have excluded the dilutive impact of 38,497 and 22,492 RSUs, respectively, in the computation, as their inclusion would be anti-dilutive as a result of the net loss from continuing operations.

11.           Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2008	3,639,338	$387,885
Treasury stock purchases	202,886	11,093
Balance at July 31, 2008	3,842,224	$398,978

Balance at February 1, 2009	3,842,224	$398,978
Treasury stock withheld in connection with long-term incentive plan	5,575	204
Balance at July 31, 2009	3,847,799	$399,182

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.           Treasury and Common Stock (continued)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2008	12,730,615	$254
Common stock issued in connection with long-term incentive plan	2,594	1
Balance at July 31, 2008	12,733,209	$255

Balance at February 1, 2009	12,733,209	$255
Common stock issued in connection with long-term incentive plan	18,238	-
Balance at July 31, 2009	12,751,447	$255

12.           Income Taxes

Income tax expense decreased $5.1 million to $1.9 million for the six months ended July 31, 2009 from $7.0 million in the six months ended July 31, 2008.  Included in this year’s pretax operating loss of $11.5 million was the ViSalus goodwill impairment of $13.2 million for which no tax benefit was recorded. Included in last year’s pretax operating profit of $11.3 million was an impairment of $5.2 million for an investment for which no tax benefit was recorded. In addition this year’s tax rate was unfavorably impacted by settlements of various tax audits that were completed this year. These factors resulted in an effective tax rate of negative 16.3% for the six months ended July 31, 2009 compared to 62.5% for the comparable prior year period.

The effective tax rate for the three months ended July 31, 2009 was 2.0% compared to 50.3% in the prior year. The decrease in the effective tax rate for the current quarter is primarily the result of the tax impact of aforementioned non-deductible goodwill impairment for which no tax benefit was recorded, as well as the tax impact of various tax audits that were settled in the quarter. Last year’s higher effective tax rate includes the impact of additional taxes recorded during the quarter for filing amended tax returns for the tax years ended 2005 through 2007.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits, including interest and penalties, as of July 31, 2008 that may be resolved within the next 12 months is approximately $14.4 million, as a result of the filing of amended tax returns, closing of statutes, and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2010, but the amount cannot be reasonably estimated.

13.       Stock Based Compensation

Effective January 30, 2009 the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical stock-based compensation disclosures have been adjusted accordingly.

As of July 31, 2009, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of July 31, 2009, 1,020,449 shares were authorized and approximately 830,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.       Stock Based Compensation (continued)

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of   nonqualified stock options to directors of the Company who are not, and who have not been during the  immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the three months ended July 31, 2009 a total of 2,625 RSUs were granted to the non-employee directors, with vesting in two equal annual installments beginning on the first anniversary of the grant date. This brought the total grants for fiscal 2010 to 83,089 RSUs.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2009 and 2008 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2009	75,119	$89.51
Granted	83,089	32.64
Vested	(20,073)	90.08
Forfeited	(7,178)	64.73
Nonvested restricted stock and RSUs at July 31, 2009	130,957	54.70	$5,557
Total restricted stock and RSUs at July 31, 2009	148,620	$60.38	$6,306

Compensation expense related to restricted stock and RSUs for three and six months ended July 31, 2009 was approximately $0.5 million and $1.6 million, respectively.  Compensation expense related to restricted stock and RSUs for the three and six month periods ended July 31, 2008 was approximately $0.7 million and $1.4 million, respectively.

As of July 31, 2009, there was $2.6 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.5 years. As of July 31, 2009, approximately 130,000 restricted stock awards with a weighted average grant date fair value of $54.70 are expected to vest.  The total unrecognized stock-based compensation cost to be recognized in future periods as of July 31, 2009 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.       Stock Based Compensation (continued)

Transactions involving stock options are summarized as follows:

	Option	Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at January 31, 2009	79,425	$107.10	3.30	$-
Options expired	(15,800)	105.62	-	-
Outstanding and exercisable at July 31, 2009	63,625	$107.46	2.86	$-

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

14.           Segment Information

Blyth designs, markets and distributes an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as products for the foodservice trade, nutritional supplements and weight management products. The Company competes in the global home expressions industry and the Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.

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

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes an extensive line of home fragrance products, candle-related accessories, seasonal decorations such as ornaments and trim and home décor products such as picture frames, lamps and textiles.  Products in this segment are sold primarily in North America to retailers in the premium and specialty channels under the CBK®, Colonial Candle®, Colonial at HOME® and Seasons of Cannon Falls® brands.  In addition, chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade are sold through this segment under the Ambria®, HandyFuel® and Sterno® brands.

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

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.           Segment Information (continued)

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2009	2008	2009	2008
Net Sales
Direct Selling	$123,318	$141,418	$271,852	$310,081
Multi-channel Group:
Catalog & Internet	36,890	39,324	69,326	75,988
Wholesale	39,146	56,044	72,900	100,565
Subtotal Multi-channel Group	76,036	95,368	142,226	176,553
Total	$199,354	$236,786	$414,078	$486,634
Operating profit (loss) (1)
Direct Selling	$(10,604)	$12,486	$3,160	$32,262
Multi-channel Group:
Catalog & Internet	(2,794)	(4,266)	(4,622)	(8,229)
Wholesale	(1,249)	(156)	(7,399)	(6,008)
Subtotal Multi-channel Group	(4,043)	(4,422)	(12,021)	(14,237)
	(14,647)	8,064	(8,861)	18,025
Other expense	(1,506)	(1,962)	(2,667)	(6,754)
Earnings before income taxes	$(16,153)	$6,102	$(11,528)	$11,271

Identifiable Assets	July 31, 2009	January 31, 2009
Direct Selling	$263,211	$317,868
Multi-channel Group:
Catalog & Internet	64,186	66,341
Wholesale	103,252	103,163
Subtotal Multi-channel Group	167,438	169,504
Unallocated Corporate	92,510	86,731
Total	$523,159	$574,103

(1)	Includes non-cash pre-tax goodwill and intangibles impairments charges of $16.5 million in the Direct Selling segment for the three and six month periods ended July 31, 2009.

15.           Related Party Transactions

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the acquisition of ViSalus by Blyth involves related parties. ViSalus is currently owned in part by RAM, which owns a significant noncontrolling interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., Vice President of the Company and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM.  Todd A. Goergen was a member of the Board of Managers of ViSalus at the time of acquisition. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 31% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

16.           Contingencies

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest through August 2008.  In August 2008, the Company filed a protest of the assessment, which it intends to contest vigorously.  During fiscal 2008, the Company established a reserve for this matter that it believes is adequate based on existing facts and circumstances.  The ultimate resolution of this matter could exceed the Company’s recorded reserve in the event of an unfavorable outcome of this matter.  It is reasonably possible that losses in excess of the Company’s recorded reserve could be incurred; however, the Company cannot estimate

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.           Contingencies (continued)

such a loss at this time. The Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Blyth, Inc. is a multi-channel company competing primarily in the home fragrance and decorative accessories industry.  We design, market and distribute an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as products for the foodservice trade, nutritional supplements and weight management products. We compete in the global home expressions industry, and our products can be found throughout North America, Europe and Australia.  Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These reportable segments are based on similarities in distribution channels, customers and management oversight.

Today, annualized net sales are comprised of approximately $650 million in Direct Selling, approximately $180 million in Catalog & Internet and approximately $160 million in our Wholesale segment.  Sales and earnings results differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.

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

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and six months ended July 31, 2009 versus 2008:

Net Sales

Net sales for the six months ended July 31, 2009 decreased $72.5 million, or 15%, to $414.1 million from $486.6 million in the prior year due to the global economic recession and weak housing market and its impact on consumer discretionary spending, particularly in the US and Canada.

Net sales for the three months ended July 31, 2009 decreased $37.4 million, or 16%, to $199.4 million, from $236.8 million in the comparable prior year period due to continued decline of consumer discretionary spending through the second quarter of fiscal 2010, particularly in the US and Canada.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the six months ended July 31, 2009 decreased $38.2 million, or 12%, to $271.9 million from $310.1 million in the prior year. In PartyLite’s European markets, sales increased 3% in local currency, due primarily to an 11% sales increase in France, which translated into an approximately 10% sales decline in U.S. dollars.  PartyLite’s U.S. sales decreased 13% compared to the prior year. PartyLite Canada reported an 18% decline in sales in local currency, which translated to a 31% decrease as measured in U.S. dollars. The decrease in revenues within the PartyLite North American markets is the result of continuing reductions in consumer spending and a decrease in consultants and shows per consultant, year over year.

Net sales in the Direct Selling segment for the three months ended July 31, 2009 decreased $18.1 million, or 13%, to $123.3 million from $141.4 million in the comparable prior year period. PartyLite’s U.S. sales decreased approximately 17% compared to the prior year. In PartyLite’s European markets, decreased 1% in local currency or approximately 14% as measured in U.S. Dollars versus the prior year. PartyLite Canada’s sales decreased 21% in local currency or 30% as measured in U.S. Dollars, versus the prior year. Sales decreases in the aforementioned markets were driven primarily by the lower number of active independent sales consultants in North America, as well as the current global economic climate and the associated reduction in consumer discretionary spending.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the six months ended July 31, 2009 decreased $6.7 million, or 9%, to $69.3 million, from $76.0 million in the same prior year period.  Sales were down across all brands, primarily driven by the reduction in consumer spending and a planned 12% decrease in catalog circulation.

Net sales in the Catalog & Internet segment for the three months ended July 31, 2009 decreased $2.4 million, or 6%, to $36.9 million from $39.3 million in the comparable prior year period.  Sales declined for most brands within the segment, primarily due to lower consumer discretionary spending. These sales declines were partially offset by modest sales increases for the Miles Kimball brand catalog. The reduction in sales is also due to a 5% decrease in circulation versus the comparable prior year period.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment for the six months ended July 31, 2009 decreased $27.7 million, or 28%, to $72.9 million from $100.6 million in the same period a year earlier. The decrease in sales is due to the decline in sales of our home décor, seasonal décor and food service businesses, which continue to be negatively impacted by the reduced consumer spending resulting from the global economic recession and weak housing market. Additionally, many retailers are limiting and/or delaying their purchases due to lower consumer spending.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and six months ended July 31, 2009 versus 2008: (continued)

Net sales in the Wholesale segment in the three months ended July 31, 2009 decreased $16.9 million, or approximately 30% to $39.1 million from $56.0 million in the comparable prior year period. The decrease in sales is primarily due to declines in the home décor, seasonal décor and food service businesses.

Gross Profit

Gross profit for the six months ended July 31, 2009, decreased $43.7 million, or 16% to $223.7 million from $267.4 million in the comparable prior year period.  The decrease in gross profit is principally attributable to the 15% sales decline. Gross profit margin for the six months ended July 31, 2009 decreased to 54.0% from 55.0% in the comparable prior year period. The decrease in gross profit margin is due to several factors, namely increased promotional costs in order to increase sales within the PartyLite North American markets, a concentrated focus on liquidating excess inventories at reduced margins within the Wholesale segment, selected value-driven product offerings mainly within the Catalog & Internet segment and lower cost absorption at our factories as a result of declining sales volumes.

Gross profit for the three months ended July 31, 2009, decreased $22.1 million, or 17%, to $105.9 million from $128.0 million in the comparable prior year period. This decrease is primarily due to a 16% decrease in sales. Gross profit margin for the three months ended July 31, 2009 decreased to 53.1% of sales from 54.1% in the comparable prior year period.  The gross profit margin is due largely to increased promotional costs in order to increase sales within the PartyLite North American markets, and the increase of liquidating excess inventory at lower margins than we typically experience.

Selling Expense

Selling expense decreased $24.2 million, or 13%, to $162.2 million in the first six months of fiscal 2010, from $186.4 million in the same period in fiscal 2009. The decrease in selling expense is primarily due to its variable nature with sales, which decreased 15% versus the prior year quarter. As a percentage of sales, selling expense was 39.2% in the first six months of fiscal 2010, compared to 38.3% in the comparable prior year period. This increase was principally due to higher promotional costs incurred to incentivize sales.

Selling expense for the three months ended July 31, 2009, decreased $11.0 million, or 13%, to $76.7 million from $87.7 million in the comparable prior year period. As noted above, the decrease in selling expense is primarily related to the decrease in sales. As a percentage of net sales, selling expense increased to 38.5% of net sales for the quarter ended July 31, 2009, compared to 37.0% for the comparable prior year period, as a result of higher promotional costs incurred to incentivize sales.

Administrative and Other Expense

Administrative and other expense for the six months ended July 31, 2009 decreased $9.1 million, or 14%, to $53.9 million from $63.0 million in the comparable prior year period.  This decline was principally due to administrative cost reductions implemented across all businesses, as well as a $1.9 million gain realized upon the termination of the Miles Kimball pension plan.  As a percent of sales, administrative expense was 13.0% in the first six months of fiscal 2010 and 2009.

Administrative and other expense for the three months ended July 31, 2009, decreased $5.0 million, or 15%, to $27.3 million from $32.3 million in the comparable prior year period.  The decline in expense is principally due to efforts made throughout the Company to reduce operating expenses. As a percent of sales, administrative expense was 13.7% for the quarter ended July 31, 2009 and 13.6% for the comparable prior year period.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and six months ended July 31, 2009 versus 2008: (continued)

Goodwill and other intangibles impairment

In the second quarter of fiscal 2010, ViSalus, within the Direct Selling segment, experienced substantial declines in operating performance when compared to the growth experienced in prior years and their strategic outlook. Management believes this shortfall in performance was primarily attributable to decreased consumer spending and overall adverse economic conditions. Additionally, the business has been experiencing a higher then anticipated distributor attrition rate. As a result we prepared an interim impairment analysis and determined goodwill to be fully impaired, as the fair value of the reporting unit was less than its carrying value, including goodwill. We performed our fair value analysis of the reporting units assets and liabilities and recorded a non-cash pre-tax goodwill impairment charge of $13.2 million in the second quarter.

The table below is a summary of estimated fair value as of July 31, 2009 and the assumptions used in comparison to the carrying value in assessing recoverability of goodwill for ViSalus:

($'s in millions)

Estimated fair value	$1.9
Recorded carrying value of assets	15.1
Excess (impaired) value to recorded value	$(13.2)

Assumptions and other information:
Discount rate	17.7%
Average revenue growth rate	11.6%
Tax rate	38.0%
Perpetuity growth rate	3.0%
Other long lived assets at risk	$3.0

During the second quarter we performed impairment assessments due to adverse economic conditions currently experienced due to the continued decrease in consumer spending and a higher then expected distributor attrition rate. We determined that the recorded values of trade names, trademarks and customer relationships within ViSalus, in the Direct Selling segment, were impaired. As a result of these impairment analyses performed, the intangible assets were determined to be impaired, as their fair value was less than their carrying value. Accordingly, we recorded a non-cash pre-tax impairment charge of $3.1 million related to the trade names and trademarks and $0.2 million related to customer relationships.

The three primary assumptions used in the relief from royalty method are the discount rate, the perpetuity growth rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The perpetuity growth rate estimates the businesses sustainable long-term growth rate. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to risk adjust the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units’ past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets.  If, as of July 31, 2009, the discount rate would have increased by 1% and the perpetuity growth rate would have decreased by 1%, the fair value of ViSalus’ trade names and trademarks would have decreased by $0.1 million to $1.0 million. Conversely, if the discount rate would have decreased by 1% and the perpetuity growth rate would have increased by 1%, the fair value of ViSalus’ trade names and trademarks would have increased by $0.1 million, resulting in $0.1 million less of an impairment charge.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and six months ended July 31, 2009 versus 2008: (continued)

Operating Profit (Loss)

Operating loss for the six months ended July 31, 2009 was $8.9 million, compared to profits of $18.0 million in the comparable prior year period. The decrease in operating profit is primarily a result of the impact of the goodwill and intangible asset impairment of $16.5 million, along with severance and other related charges of $1.4 million associated with the Midwest-CBK merger, decreased sales, and lower gross margins, partially offset by a reduction in Selling and Administrative expenses as well as the gain on the termination of the Miles Kimball pension.

Operating loss for the three months ended July 31, 2009 was $14.6 million, compared to profits of $8.1 million in the comparable prior year period. The decrease in operating profit is primarily a result of the impact of the aforementioned goodwill and intangible asset impairment of $16.5 million, as well as severance and other related charges of $0.9 million associated with the Midwest-CBK merger and the impact of reduced sales of 16%.

Operating Profit (Loss) - Direct Selling Segment

Operating profit in the Direct Selling segment for the six months ended July 31, 2009 decreased $29.1 million to $3.2 million from $32.3 million in comparable prior year period.  The decrease is primarily due to the $16.5 million impairment relating to the goodwill and intangibles of ViSalus. Also driving the decreased operating profit were lower sales within the segment as well as higher spending on promotional initiatives.

Operating loss for the three months ended July 31, 2009 in the Direct Selling segment was $10.6 million compared to profit of $12.5 million in the comparable prior year period. The decrease is primarily due to the aforementioned $16.5 million goodwill and intangible impairment related to ViSalus, lower sales, primarily in North America, as well as continued promotional initiatives to increase the number of independent sales consultants particularly in those markets.

Operating Loss - Catalog & Internet Segment

Operating loss for the six months ended July 31, 2009 in the Catalog & Internet segment decreased by $3.6 million, or 44%, to $4.6 million from a $8.2 million loss in the comparable prior year period.  The prior year was significantly impacted by higher administrative and shipping and handling costs associated with ERP implementation issues that were resolved prior to the current fiscal year. Also contributing to the improvement in the current year is the aforementioned $1.9 million gain as a result of the termination of the Miles Kimball pension plan.

Operating loss for the three months ended July 31, 2009 in the Catalog & Internet segment decreased $1.5 million to $2.8 million versus $4.3 million in the comparable prior year period.  The improvement over the prior year is primarily due to the ERP implementation issues and higher shipping and handling costs in the prior year that were resolved during fiscal 2009. The operating loss at Boca Java primarily was reduced from last year primarily due to lower marketing and promotion expense.

Operating Loss - Wholesale Segment

Operating loss for the six months ended July 31, 2009 in the Wholesale segment increased $1.4 million, to $7.4 million versus $6.0 million in the comparable prior year period. This increase in the operating loss is primarily a result of severance and other related charges of $1.4 million associated with the Midwest-CBK merger, the impact of lower sales throughout all of the Wholesale businesses as well as reduced gross margins attributable to the liquidation of excess inventories, partially offset by significant cost reduction activities.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and six months ended July 31, 2009 versus 2008: (continued)

Operating loss for the three months ended July 31, 2009 in the Wholesale segment increased $1.0 million to $1.2 million versus a loss of $0.2 million in the comparable prior year period.  The increased operating loss is primarily the result of severance and other related charges of $0.9 million associated with the Midwest-CBK merger, continued softness in consumer spending and sales at a lower gross margin.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense decreased approximately $0.7 million, or 14%, to $4.2 million in the first six months of fiscal 2010 from $4.9 million in the same prior year period. Interest expense for the three months ended July 31, 2009 decreased approximately $0.3 million to $2.1 million from $2.4 million in the comparable prior year period. This decrease is due to lower outstanding debt resulting from debt repurchases in the second half of fiscal 2009 and the first quarter of fiscal 2010.

Interest income for the six months ended July 31, 2009 decreased approximately $1.5 million to $0.9 million from $2.4 million in the comparable prior year period. Interest income for the three months ended July 31, 2009 decreased approximately $0.7 million to $0.3 million from $1.0 million in the comparable prior year period. The decrease in interest income is primarily due to lower interest rates.

Foreign exchange and other income was $0.7 million for the six months ended July 31, 2009, compared to a loss of $4.2 million in the comparable prior year period. The prior year’s loss includes the $5.2 million write-off of our RedEnvelope, Inc. investment in April 2008. Foreign exchange and other income for the three months ended July 31, 2009 were $0.2 million, compared to a loss of $0.6 million in the comparable prior year period.

Income Taxes

Income tax expense decreased $5.1 million to $1.9 million for the six months ended July 31, 2009 from $7.0 million in the six months ended July 31, 2008.  Included in this year’s pretax operating loss of $11.5 million was the ViSalus goodwill impairment of $13.2 million for which no tax benefit was recorded. Included in last year’s pretax operating profit of $11.3 million was an impairment of $5.2 million for an investment for which no tax benefit was recorded. In addition this year’s tax rate was unfavorably impacted by settlements of various tax audits that were completed this year. These factors resulted in an effective tax rate of negative 16.3% for the six months ended July 31, 2009 compared to 62.5% for the comparable prior year period.

The effective tax rate for the three months ended July 31, 2009 was 2.0% compared to 50.3% in the prior year. The decrease in the effective tax rate for the current quarter is primarily the result of the tax impact of aforementioned non-deductible goodwill impairment for which no tax benefit was recorded, as well as the tax impact of various tax audits that were settled in the quarter. Last year’s higher effective tax rate includes the impact of additional taxes recorded during the quarter for filing amended tax returns for the tax years ended 2005 through 2007.

Net Earnings (Loss) Attributable to Blyth

The Net earnings (loss) attributable to Blyth is reported net of the earnings (loss) attributable to the noncontrolling interests. The loss attributable to the noncontrolling interest of businesses that we consolidate was $0.3 million for the six months ended July 31, 2009 compared to earnings of $0.1 million in the comparable prior year period. For the three months ended July 31, 2009 and 2008 the earnings attributable to the noncontrolling interests was $0.1 million and $0.0 million, respectively.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and six months ended July 31, 2009 versus 2008: (continued)

The Net loss attributable to Blyth, Inc. for the six months ended July 31, 2009 was $13.1 million compared to earnings of $4.2 million for the same period in fiscal 2009.  The Net loss attributable to Blyth, Inc. for the three months ended July 31, 2009 was $15.9 million compared to earnings of $3.0 million for the same period in fiscal 2009.  The loss for both periods is primarily attributable to the $15.3 million, after tax, impairment to ViSalus’ goodwill and intangibles recorded during the second quarter of fiscal 2010 and lower sales in relation to comparable prior year periods.

Basic and diluted earnings attributable per Blyth common share includes the effect of the redeemable noncontrolling interest obligation in excess of fair value.  The accretion of redeemable noncontrolling interest had no effect on the EPS for the six months ended July 31, 2009 and resulted in an increase of EPS of $0.04 for the 3 months ended July 31, 2009. For the six months ended July 31, 2009 basic and diluted loss per Blyth common share was ($1.47), compared to basic EPS of $0.46 and diluted EPS of $0.45 for the comparable prior year period.

Basic and diluted loss per share for the three month periods ended July 31, 2009 was ($1.74) compared to earnings per share of $0.33 in the comparable prior year period.

Liquidity and Capital Resources

Cash and cash equivalents decreased $10.0 million to $136.4 million at July 31, 2009 from $146.4 million at January 31, 2009. This decrease in cash during the first six months of fiscal 2010 was primarily related to cash used to retire long-term debt of $12.7 million.

Cash provided by operations was $3.4 million in fiscal 2010, was an improvement of $63.3 million compared to the use of $59.9 million in the prior year. This is the result of our aggressive working capital management program initiated in fiscal 2009 designed to conserve cash.  Our efforts will continue to focus on cost cutting measures and lower working capital requirements throughout the Company with the goal to generate cash. Additionally, we have and will continue to consider the timing and level of future dividends, as well as liquidating long-term investments should the need arise. These ongoing initiatives will support our ability to fund our working capital requirements in the foreseeable future from operational cash flows.

On an annual basis we typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  Due to the seasonal nature of our businesses we typically do not have positive cash flow from operations until our fourth quarter.  However, we did experience a net source of cash from operations this year due to the aforementioned initiatives intended to conserve cash. Included in earnings from continuing operations were non-cash charges for goodwill and other intangibles impairment, depreciation and amortization and amortization of unearned stock-based compensation of $16.5 million, $8.5 million and $1.6 million, respectively.

Net changes in operating assets and liabilities resulted in a use of cash of $6.0 million, compared to a use of cash in the first half of fiscal 2009 of $84.0 million. This improvement is a result of our efforts to reduce working capital needs, specifically a reduction in inventory purchases and liquidation of excess inventory during the first half of fiscal 2010. Although we had significantly lower operating cash outflow during the first six months of fiscal 2010, our working capital needs are the highest in late summer prior to the start of the holiday season. Management is presently increasing inventory purchases for this high demand season, within the guidelines of our working capital management program, and do not forecast a use of cash near the level of recent prior years.  If demand for our products falls short of expectations this could result in us maintaining higher inventory balances than forecasted and could negatively impact our liquidity. Additionally, the existing credit crisis may negatively impact the ability of our customers to obtain credit and consequently could negatively impact our sales and the collection of our receivables. We have taken steps to limit our exposure to our customers’ credit risk, including adjusting payment terms and expanding our credit approval procedures within some of our businesses.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Net cash provided by investing activities was $5.2 million, compared to $6.4 million in the first six months of fiscal 2009.  The primary reason for this decrease is the liquidation of our short-term investments during fiscal 2009 that we no longer hold, partially offsetting this was $6.6 million received on the cash settlement of a net investment hedge during March 2009 and a $1.7 million decrease in net capital expenditures.

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

Net cash used in financing activities was $14.0 million.  This was primarily due to the reduction of our long-term debt and capital lease obligations of $13.0 million and a dividend distribution of $0.9 million. We expect to repay the outstanding $24.7 million of our 7.90% Senior Notes due in October 2009 with internally generated cash.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.  We may be required to purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. The requirement for additional purchases is conditioned upon ViSalus meeting certain operating targets in fiscal 2010, 2011 and 2012, subject to a one-time, one-year extension. Based upon the latest ViSalus forecasts, management does not believe that we will be obligated to purchase additional interests in ViSalus, however we may, at our option, acquire the remaining interest in ViSalus even if they do not meet these operating targets.  If ViSalus meets its current projected operating targets, the total expected redemption value of the noncontrolling interest will be approximately $1.7 million through fiscal 2013. The purchase prices of the additional investments are equal to a multiple of ViSalus’s earnings before interest, taxes, depreciation and amortization, exclusive of certain extraordinary items. The payment, if any, will be out of existing cash balances and expected future cash flows from operations.

The current status of the United States and global credit and equity markets have made it difficult for many businesses to obtain financing on acceptable terms.  In addition, equity markets are continuing to experience rapid and wide fluctuations in value.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  Obtaining a new credit facility will more than likely require higher interest costs and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings, which may require us to seek other forms of financing, such as term debt, at higher interest rates and additional expense. A significant portion of our cash and cash equivalents are held by our international subsidiaries in foreign banks, and as such we may be subject to foreign taxes and other costs limiting our ability to repatriate funds to the United States.

In addition, if the economic conditions continue to worsen, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, deferred tax assets, goodwill and other intangibles, if the valuation of these assets or businesses decline.

As of July 31, 2009, we had a total of $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2010.  As of July 31, 2009, no letters of credit were outstanding under this facility.

As of July 31, 2009 the Company had $2.3 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by Blyth.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

As of July 31, 2009, Miles Kimball had approximately $8.0 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of July 31, 2009, CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by a bank.  The loan is collateralized by certain of CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 0.7% at July 31, 2009.  Payments of interest are required monthly under the terms of the bond.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. The new stock repurchase program will become effective after we exhaust the authorized amount under the old repurchase program.  We have not repurchased any shares during the first six months of fiscal 2010. As of July 31, 2009, the cumulative total shares purchased under the original programs was 2,615,570, at a total cost of approximately $224.8 million.  Additionally in fiscal 2005, 1,226,654 shares were repurchased through a Dutch auction cash tender offer for an aggregate purchase price of $172.6 million, including fees and expenses.  The acquired shares are held as common stock in treasury at cost.

Critical Accounting Policies

There were no changes to our critical accounting policies in the second quarter of fiscal 2010.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Recent Accounting Standards

The following accounting standards were issued during our second quarter and will be adopted in subsequent periods:

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require entities to provide more information about transfers of financial assets, a transferor’s continuing involvement and the level of detail and disclosures the reporting entity provides in its financial statements.  It also eliminates the concept of a qualifying special-purpose entity, changes the requirements for de-recognition of financial assets, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets.  SFAS No. 166 is effective for reporting periods beginning after November 15, 2009 and as such will be adopted for our fiscal year beginning February 1, 2010. We do not expect the adoption of this standard to have a significant impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R))” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (“VIE”) and requires that the entity identify the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. SFAS 167 also requires an ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures about an enterprise’s involvement in VIE. SFAS No. 167 is effective for reporting periods beginning after November 15, 2009 and as such will be adopted for our fiscal year beginning February 1, 2010.  We do not expect the adoption of this standard to have a significant impact on our financial statements.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Standards (continued)

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 established the Codification as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”), superseding all prior guidance, and eliminating the GAAP hierarchy contained in SFAS No. 162, establishing one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS No. 168 is effective for reporting periods beginning after September 15, 2009, and as such we will adopt this statement for the third quarter of fiscal 2010.  We do not expect the adoption of this standard to have a significant impact on our financial statements.

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

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of July 31, 2009, the company is subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact.  As of July 31, 2009, we held $15.0 million of auction rate securities, at par value.  A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $0.2 million if applied to the total.

Investment Risk

We are subject to investment risks on our marketable securities due to market volatility.  As of July 31, 2009 we held $20.8 million in equity and debt instruments which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.  We have, in the past, hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of July 31, 2009 was $5.2 million.

We have designated our forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant

Return to Top

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax loss included in accumulated AOCI at July 31, 2009 is $0.8 million and is expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of July 31, 2009:

	U.S. Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$5,625	0.82	$(758)
Euro	10,500	1.34	(489)
	$16,125		$(1,247)

The foreign exchange contracts outstanding have maturity dates through February 2010.

Return to Top

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of July 31, 2009 with the exception of the material weakness noted in our January 31, 2009 Form 10-K, detailed below.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2010 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of the remediation plan related to the financial reporting for income taxes as noted below.

 Ineffective Controls Over Financial Reporting Related to Income Taxes

We are in the process of remediating our material weakness in internal controls over the financial reporting for income taxes. In connection with our remediation process we took the following actions during the first six months of fiscal 2010.

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

•	Use of tax accounting software to analyze and review our tax provision. This software will be fully implemented by the end of fiscal 2010.

Management feels that these actions to date are in line with remediating the material weakness before the end of fiscal 2010.

Return to Top

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Return to Top

Part II.    OTHER INFORMATION (continued)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter of the fiscal year ending January 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2009 – May 31, 2009	0	-	0	1,884,430
June 1, 2009 – June 30, 2009	0	-	0	1,884,430
July 1, 2009 – July 31, 2009	0	-	0	1,884,430
Total	0	-	0	1,884,430

(1) On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program, five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program.  As of July 31, 2009, we have purchased a total of 2,615,570 shares of Common Stock under the old repurchase program.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split.

(2) This does not include the 1,783 shares that we withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

Item 3.    Defaults upon Senior Securities

None

Return to Top

Part II.    OTHER INFORMATION (continued)

Item 4.    Submission of Matters to a Vote of Security Holders

The following matter was voted upon at the Annual Meeting of Stockholders held on June 10, 2009, and received the votes set forth below:

1) Each of the following persons nominated was elected to serve as a director and received the number of votes set forth opposite their name.

	For	Against	Withheld	Abstentions
Pamela M. Goergen	8,239,422	0	98,675	0
Carol J. Hochman	8,062,333	0	275,764	0

In addition to the directors elected at the meeting, the directors of the Company whose terms of office continued after the meeting are: Robert B. Goergen, Neil I. Goldman and Howard E. Rose (terms expiring in 2010) and Anne M. Busquet, Wilma H. Jordan and James M. McTaggart (terms expiring in 2011).

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

BLYTH, INC.

Date:                September 2, 2009                                                       By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                September 2, 2009                                                       By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer

Return to Top