Form 10-Q
period 2009-10-31
BLYTH INC
filed 2009-12-07
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

8,897,844 Common Shares as of November 30, 2009

Return to Top

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	October 31,	January 31,
(In thousands, except share and per share data)	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$128,656	$146,424
Accounts receivable, less allowance for doubtful receivables of $2,217 and $3,438, respectively	46,775	29,525
Inventories	122,433	137,087
Prepaid and other	29,345	30,669
Deferred income taxes	11,258	40,574
Total current assets	338,467	384,279
Property, plant and equipment, at cost:
Less accumulated depreciation of $207,560 and $199,524, respectively	111,001	120,354
Other assets:
Investments	23,266	24,975
Goodwill	2,298	13,988
Other intangible assets, net of accumulated amortization of $11,947 and $10,897, respectively	12,483	16,840
Other assets	24,779	13,667
Total other assets	62,826	69,470
Total assets	$512,294	$574,103
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$568	$37,936
Accounts payable	53,444	47,014
Accrued expenses	71,151	64,893
Dividends payable	894	-
Income taxes payable	13,886	17,291
Total current liabilities	139,943	167,134
Deferred income taxes	1,160	21,778
Long-term debt, less current maturities	107,428	107,795
Other liabilities	23,471	28,005
Commitments and contingencies	-	-
Redeemable noncontrolling interest	(903)	893
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value;
issued 12,764,924 shares and 12,733,209 shares, respectively	255	255
Additional contributed capital	143,899	141,307
Retained earnings	471,558	486,548
Accumulated other comprehensive income	25,368	19,366
Treasury stock, at cost, 3,867,080 and 3,842,224 shares, respectively	(399,879)	(398,978)
Total stockholders' equity	241,201	248,498
Noncontrolling interest	(6)	-
Total equity	241,195	248,498
Total liabilities and equity	$512,294	$574,103
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended October 31,		Nine months ended October 31,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$221,578	$250,805	$635,656	$737,439
Cost of goods sold	106,545	118,555	296,902	337,751
Gross profit	115,033	132,250	338,754	399,688
Selling	83,557	95,838	245,707	282,203
Administrative and other	28,491	29,971	82,425	93,019
Goodwill and other intangibles impairment	-	45,851	16,498	45,851
Total operating expense	112,048	171,660	344,630	421,073
Operating profit (loss)	2,985	(39,410)	(5,876)	(21,385)
Other expense (income):
Interest expense	1,905	2,547	6,140	7,419
Interest income	(206)	(897)	(1,092)	(3,252)
Foreign exchange and other	1,663	1,770	981	6,007
Total other expense	3,362	3,420	6,029	10,174
Loss before income taxes	(377)	(42,830)	(11,905)	(31,559)
Income tax expense (benefit)	1,062	(9,948)	2,940	(2,900)
Net loss	(1,439)	(32,882)	(14,845)	(28,659)
Less: Net earnings (loss) attributable to the noncontrolling interests	(469)	30	(748)	88
Net loss attributable to Blyth, Inc.	$(970)	$(32,912)	$(14,097)	$(28,747)
Basic:
Net loss attributable per Blyth, Inc. common share	$(0.11)	$(3.70)	$(1.58)	$(3.20)
Weighted average number of shares outstanding	8,930	8,891	8,922	8,984
Diluted:
Net loss attributable per Blyth, Inc. common share	$(0.11)	$(3.70)	$(1.58)	$(3.20)
Weighted average number of shares outstanding	8,930	8,891	8,922	8,984
Cash dividend declared per share	$0.10	$1.08	$0.20	$2.16
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Blyth, Inc.'s Stockholders

				Accumulated				(Temporary Equity)
		Additional		Other				Redeemable
	Common	Contributed	Retained	Comprehensive	Treasury	Noncontrolling	Total	Noncontrolling	Comprehensive
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Equity	Interest	Income (Loss)
For the nine months ended October 31, 2008:
Balance, February 1, 2008	$254	$138,927	$522,328	$25,444	$(387,885)	$-	$299,068	$-	$-
Net earnings (loss) for the period			(28,747)			88	(28,659)		(28,659)
Distribution to noncontrolling interest						(88)	(88)
Foreign currency translation adjustments				(6,064)			(6,064)		(6,064)
Net unrealized loss on certain investments (net of tax benefit of $442)				(968)			(968)		(968)
Net unrealized loss on cash flow hedging instruments (net of tax liability of $893)				1,457			1,457		1,457
Comprehensive loss									(34,234)
Comprehensive income attributable to the noncontrolling interests									(88)
Comprehensive loss attributable to Blyth, Inc.									$(34,322)
Common stock issued in connection with long-term incentive plan	1						1
Stock-based compensation		1,916					1,916
Dividends ($2.16 per share)			(19,393)				(19,393)
Treasury stock purchases					(11,093)		(11,093)
Balance, October 31, 2008	$255	$140,843	$474,188	$19,869	$(398,978)	$-	$236,177	$-

For the nine months ended October 31, 2009:
Balance, February 1, 2009	$255	$141,307	$486,548	$19,366	$(398,978)	$-	248,498	$893	$-
Net earnings (loss) for the period			(14,097)			155	(13,942)	(903)	(14,845)
Distribution to noncontrolling interest						(161)	(161)
Foreign currency translation adjustments (net of tax benefit of $2,050)				7,035			7,035		7,035
Net unrealized gain on certain investments(net of tax liability of $226)				367			367		367
Realized loss on permanent impairment of investment (net of tax benefit of $197)				322			322		322
Realized gain on pension termination (net of tax liability of $749)				(1,153)			(1,153)		(1,153)
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $309)				(569)			(569)		(569)
Comprehensive loss									(8,843)
Comprehensive loss attributable to the noncontrolling interests									748
Comprehensive loss attributable to Blyth, Inc.									$(8,095)
Stock-based compensation		2,592					2,592
Dividends ($0.20 per share)			(1,786)				(1,786)
Reversal of accretion of redeemable noncontrolling interest			893				893	(893)
Treasury stock purchases					(901)		(901)
Balance, October 31, 2009	$255	$143,899	$471,558	$25,368	$(399,879)	$(6)	$241,195	$(903)
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine months ended October 31 (In thousands)	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(14,845)	$(28,659)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,254	14,856
Goodwill and other intangibles impairment	16,498	45,851
Impairment of assets	1,226	6,126
Stock-based compensation expense	2,362	1,439
Deferred income taxes	(2,651)	(9,225)
Gain on pension termination	(1,902)	-
Gain on sale of assets	(863)	-
Other	75	(210)
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(16,800)	(30,914)
Inventories	16,868	(40,691)
Prepaid and other	(4,488)	(6,181)
Other long-term assets	619	370
Accounts payable	5,881	(9,979)
Accrued expenses	3,832	(4,478)
Other liabilities	362	1,600
Income taxes payable	(3,552)	684
Net cash provided by (used in) operating activities	14,876	(59,411)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(4,080)	(6,332)
Purchases of short-term investments	-	(60,322)
Proceeds from sales of short-term investments	-	75,190
Note receivable issued under revolving credit facility	-	(4,416)
Proceeds from the repayment of note receivable	-	4,416
Purchases of long-term investments	(390)	-
Proceeds from sale of long-term investments	2,110	7,204
Proceeds from sale of assets, net of costs	3,939	-
Purchase of businesses, net of cash acquired	-	(15,813)
Cash settlement of net investment hedges	6,563	-
Net cash provided by (used in) investing activities	8,142	(73)
Cash flows from financing activities:
Purchases of treasury stock	(540)	(11,093)
Borrowings from bank line of credit	-	560,800
Repayments on bank line of credit	-	(560,800)
Repayments of long-term debt	(37,657)	(11,174)
Payments on capital lease obligations	(170)	(375)
Dividends paid	(892)	(9,802)
Distributions to noncontrolling interest	(161)	-
Net cash used in financing activities	(39,420)	(32,444)
Effect of exchange rate changes on cash	(1,366)	(8,684)
Net decrease in cash and cash equivalents	(17,768)	(100,612)
Cash and cash equivalents at beginning of period	146,424	163,021
Cash and cash equivalents at end of period	$128,656	$62,409
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

1.           Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  The investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of October 31, 2009, the consolidated results of its operations for the three and nine month periods ended October 31, 2009 and 2008, and cash flows for the nine month periods ended October 31, 2009 and 2008.  These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the fiscal year ended January 31, 2009, as set forth in the Company’s Annual Report on Form 10-K.  Certain reclassifications of prior period amounts have been made to conform to current year presentation. Operating results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.

Effective January 30, 2009, the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical share, per share, earnings (loss) per share (“EPS”) and stock-based compensation disclosures have been adjusted accordingly.

Recently Adopted Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, now referred to as Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals” (“GAAP”) (“ASC 105”). ASC 105 established the Codification as the single source of authoritative U.S. GAAP superseding all prior guidance, and eliminating the GAAP hierarchy and establishing one level of authoritative GAAP. All other literature is considered non-authoritative. ASC 105 is effective for reporting periods beginning after September 15, 2009, and as such has been adopted for the third quarter of fiscal 2010.  The adoption of this standard has significantly changed the Company’s U.S. GAAP references, however it did not have an impact on the Company’s financial statements.

Effective February 1, 2009, the Company has adopted the requirements of ASC 810, “Consolidation”, which establishes accounting and reporting standards for noncontrolling interests, including changes in a parent’s ownership interest in a subsidiary, and requires, among other things, that noncontrolling interests in subsidiaries be classified within equity. As a result of the adoption, the Company has reported noncontrolling interests, other than Redeemable noncontrolling interests, as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the Net earnings (loss) attributable to the noncontrolling interests has been separately disclosed in the unaudited Condensed Consolidated Statements of Operations. The prior periods presented have also been retrospectively restated to conform to the current classification required by ASC 810.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation (continued)

The Company has adopted the disclosure requirements of ASC 815, “Derivatives and Hedging”, effective February 1, 2009.  ASC 815 amends and expands the disclosure related to accounting for derivative instruments and hedging activities”.

Effective February 1, 2009, the Company adopted the accounting requirements of ASC 805, “Business Combinations”, which significantly changed the accounting for business combinations and also began applying the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to non-financial assets and liabilities, as permitted by FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”. Neither of these adopted pronouncements had an impact on the Company’s financial condition or results of operations for the first nine months of fiscal 2010.

ASC 320-10-65, “Investments—Debt and Equity Securities - Transition and Open Effective Date Information”, requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in Accumulated other comprehensive income (loss) (“AOCI”).  The recognition and presentation requirements of ASC 320-10-65 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt the requirements of ASC 320-10-65, effective April 30, 2009.  The application of this guidance did not have any effect on the Company’s consolidated financial condition or results of operations.

ASC 825-10-65, “Financial Instruments- Transition and Open Effective Date Information” requires disclosures about fair value of financial instruments in interim and annual financial statements.  The disclosure requirements of ASC 825-10-65 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted the requirements of ASC 825-10-65, and has included required disclosures in the Company’s Notes to Condensed Consolidated Financial Statements.

ASC 855, “Subsequent Events”, establishes principles and requirements for reviewing and reporting subsequent events.  This requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements are available for issuance or were issued. This accounting guidance was adopted for our second quarter of fiscal 2010. The adoption of this standard did not have an impact on the Company’s financial statements.

ASC 820-10-65 clarifies the approach to and provides additional factors to consider in, measuring fair value when there has been a significant decrease in market activity for an asset or liability and quoted prices associated with transactions are not orderly.  The requirements of ASC 820-10-65 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt the guidance of ASC 820-10-65, effective April 30, 2009. This adoption did not have an effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Topic 820-10, “Fair Value Measurements and Disclosures – Overall”. This update clarifies techniques that may be used to determine the fair value of a liability if an active market for an identical liability does not exist.  This new guidance is effective for the third quarter of fiscal 2010 for the Company. The adoption of this update did not have an impact on the Company’s financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation (continued)

Reclassification

On January 30, 2009, the Company executed a 1-for-4 reverse stock split.  Concurrent with this split the Company reduced its authorized common shares from 100,000,000 to 50,000,000 but did not adjust the par value of each common share, which was and remains at $0.02 per share. The fiscal 2009 Common stock and Additional contributed capital balances should have reflected this change. The Company has corrected the classification between these two equity accounts. The following table displays the impact to the individual line items of the Condensed Consolidated Balance Sheets as of January 31, 2009:

(In thousands)	Originally Reported	As Now Reported	Net Difference
Common stock	$1,019	$255	$(764)
Additional contributed capital	140,543	141,307	764

This reclassification had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company assessed events occurring subsequent to October 31, 2009 through December 7, 2009, the date the condensed consolidated financials were filed, for potential recognition and disclosure. There were no notable events that warranted further disclosure between the reporting period end and the filing date.

2.           Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins, weight management products and other related nutritional supplements, through a series of investments.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. Additionally, as provided in the acquisition agreement, and amended in September 2009, the Company has provided ViSalus with a $3.0 million revolving credit facility, of which $2.9 million was outstanding as of October 31, 2009.  In addition, the Company is required, subject to the conditions in the acquisition agreement, to make additional purchases of ViSalus’ equity interest to increase its equity ownership over time to 57.5%, 72.7% and 100.0%.  The requirement for additional purchases is conditioned upon ViSalus meeting certain operating targets during the current year and fiscal 2011 and 2012, subject to a one-time, one-year extension in any year.  The purchase prices of the additional investments are based on ViSalus’ future operating results as defined in the agreement. The Company has the option to acquire the remaining interest in ViSalus even if ViSalus does not meet the predefined operating targets.

The Company has accounted for the acquisition of ViSalus as a business combination under SFAS No. 141 “Business Combinations”, since the Company obtained control of ViSalus prior to the effective date of ASC 805. The Company analyzed the criteria for consolidation in accordance with ASC 810, and has determined it has control of ViSalus based on the following factors.  ViSalus is currently majority owned collectively by Blyth and Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), a related party (see Note 15 to the Condensed Consolidated Financial Statements for additional information).  Moreover, the Company has taken into account the composition of ViSalus’ six-member board of managers, two of whom are the Company’s executive officers, one of whom is a principal of RAM, two of whom are founders and executive officers of ViSalus and one of whom is independent.  Additionally, the Company and RAM together control ViSalus’ compensation committee and control the compensation of the two ViSalus executive officers who

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.           Business Acquisitions (continued)

serve on ViSalus’ board of managers.  Consequently, five of the six members of ViSalus’ board of managers may be deemed to operate under the Company’s influence.

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

As discussed above, the Company is required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets.  As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company had recognized these noncontrolling interests outside of permanent equity and accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed.  The accretion of the redemption value had been recognized as a charge to retained earnings, and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential was reflected in the Company’s EPS.  During the second quarter of fiscal 2010 ViSalus’ revenues forecast for the current fiscal year were revised downward as a result of lower demand for its product, reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly, management has reduced its current year and long-term forecasts in response to the weakening demand for its products. The Company has taken a number of actions in response to its lower forecasts including the review of ViSalus assets for impairment (see Note 6 for further detail) and assessing whether it was probable that the noncontrolling interest would be redeemed based on revised forecasts. The current revisions in ViSalus’ near-term and long-term projections have resulted in management concluding that it is no longer probable that Blyth would be obligated to purchase the remaining ownership interest in ViSalus. As of October 31, 2009 the redeemable noncontrolling interest reflects only the allocation of losses equivalent to the noncontrolling interest’s share of ViSalus, as a result of this redemption feature no longer being probable. Accordingly, during the second quarter of fiscal 2010, the Company reversed its accretion of its redeemable noncontrolling interest to zero on its Condensed Consolidated Balance Sheet and reversed previous EPS accretion adjustments for the portion in excess of fair value. If ViSalus meets its current projected operating targets, the total expected redemption value of noncontrolling interest will be approximately $2.8 million paid through 2013. However at these levels Blyth would not be obligated to purchase the remaining interest in ViSalus but could do so at its discretion. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections. Upon expiration of the redemption feature the entire amount of noncontrolling interest will be reclassified into the Equity section of the Condensed Consolidated Balance Sheets.

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 15 to the Condensed Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus consist of: its three founders (each of whom currently own approximately 11.7% of ViSalus for a total of 35.3%), RAM which currently owns 15.2%, and a small group of employees who collectively own approximately 5.9% of ViSalus.  Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each).  Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 31% of the Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM. ViSalus paid a management fee to RAM in the amount of $0.2 million in fiscal 2009, and has agreed to pay a management fee to RAM in the amount of $0.1 million during fiscal 2010.

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

3.           Restructuring

During fiscal 2007, the Company initiated a restructuring plan within the North American operations of the Company’s Direct Selling segment. As of October 31, 2009, the Company had an accrual for approximately $1.4 million for restructuring charges relating to a lease obligation.  The remaining lease payments will be made through fiscal 2013.

The following is a tabular rollforward of the lease obligation accrual described above, included in Accrued expenses:

(In thousands)	Lease Obligation
Balance at January 31, 2009	$1,987
Payments made in fiscal 2010	(597)
Balance at October 31, 2009	$1,390

4.           Cash and Cash Equivalents and Investments

The Company considers all money market funds and debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s investments as of October 31, 2009 consisted of a number of financial securities including debt instruments, preferred stocks, mutual funds, an investment in a limited liability company and restricted cash.  The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities”.

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s cash and cash equivalents and investments:
	October 31, 2009			January 31, 2009
(In thousands)	Cost Basis (1)	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis	Fair Value	Net unrealized gain (loss) in AOCI
Cash	$123,656	$123,656	$-	$141,424	$141,424	$-
Money market funds	5,000	5,000	-	5,000	5,000	-
Total cash and cash equivalents	128,656	128,656	-	146,424	146,424	-
Equity securities	16,223	15,677	(546)	10,000	9,034	(966)
Debt securities	4,150	4,150	-	5,000	4,481	(519)
Collateral - certificates of deposit	2,413	2,413	-	3,070	3,070	-
Total available for sale investments	$22,786	$22,240	$(546)	$18,070	$16,585	$(1,485)
Equity securities		-			7,209
Other		-			81
Total trading investments		$-			$7,290
Equity method investment in LLC (2)		1,026			1,100
Total cash and cash equivalents and investments		$151,922			$171,399

(1) The cost basis may represent the actual amount paid or the basis assumed following a permanent impairment of that asset. The equity securities consist of $10.0 million for ARS and $6.2 million for preferred stock as of October 31, 2009. The basis for the preferred stock is their fair value as of February 1, 2009, the date that they were reclassified from trading to available for sale.

(2) The equity method investment is reported at cost, adjusted by the Company's proportionate share of investee's gain or loss. This may not be equal to the investment's fair market value.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.           Cash and Cash Equivalents and Investments (continued)

The Company’s investments in preferred stocks were originally bought and sold on a short-term basis with the sole purpose of generating a profit on price differences. Accordingly, these investments were classified as short-term trading investments. Realized and unrealized gains and losses on these securities were recorded in the Condensed Consolidated Statements of Operations in Foreign exchange and other through January 31, 2009.

The Company changed its investment strategy and, in connection with that change, changed the classification of the preferred stock investments to long-term available for sale securities. With the change in designation to available for sale, the unrealized losses on these investments that are considered temporary are now recorded in AOCI.   These securities are valued based on quoted prices in inactive markets. As of October 31, 2009, the Company has recorded a net of tax unrealized gain of $0.1 million in AOCI.

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

As of October 31, 2009 and January 31, 2009, the Company held $13.5 million of ARS classified as available-for-sale securities. ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. The Company’s auction rate securities are all AAA/Aaa rated investments and consist of a student loan portfolio with the vast majority of the student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and a closed-end fund consisting of preferred stock of various utilities that maintains assets equal to or greater than 200% of the liquidation preference of its preferred stock. These securities’ valuations considered the financial conditions of the issuer and its guarantor as well as the value of the collateral.  The Company has assessed the credit risk associated with the ARS to be minimal. If the credit ratings of the issuer or the collateral deteriorate, the Company may adjust the carrying value of these investments.

The weakness within the credit markets has prevented the Company and other investors from liquidating all of their holdings by selling their securities at par value. Historically, the par value of these securities approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal 2009 market auctions, including auctions for substantially all the Company’s ARS, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these securities could successfully be liquidated at par (liquidity risk), the Company had recorded a pre-tax unrealized loss of $1.5 million to AOCI as of January 31, 2009 and classified these securities as non-current investments. In November 2009 management made the decision to liquidate the debt ARS, at a price below par value and recorded an impairment of $0.9 million to Foreign exchange and other within the Condensed Consolidated Statements of Operations during the third quarter.  As of October 31, 2009, the Company has assessed the pre-tax unrealized loss to be $0.6 million. Both the equity and debt instruments have been in a continuous loss position for greater than 12 months, however the Company deems the equity ARS to be temporarily impaired as management has made the decision to hold the investment until it can be redeemed at par value and the underlying liquidity of the issuer does not indicate that a condition of a permanent impairment exists.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.           Cash and Cash Equivalents and Investments (continued)

The following table summarizes the proceeds and gross realized gains and losses on the sale of available for sale investments recorded in Foreign exchange and other within the Condensed Consolidated Statements of Operations. Gains and losses are calculated using the specific identification method.

(In thousands)	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Net proceeds	$359	$5,642	$973	$14,271
Realized gains (losses)	$(12)	$119	$(15)	$(729)

The Company holds an investment in a limited liability company (“LLC”) obtained through its ViSalus acquisition. The LLC is accounted for under the equity method as the Company holds a significant minority interest in this company.  The Company records its share of the LLC’s earnings or loss to its investment balance. All earnings and losses are recorded in the Condensed Consolidated Statements of Operations in Foreign exchange and other.  Through October 31, 2009 the Company has recorded losses of $0.1 million related to this investment.  The investment in this LLC involves related parties as discussed in Note 15.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit.  These are recorded at cost and interest earned on these is realized in Interest income in the Condensed Consolidated Statements of Operations.

As of October 31, 2009 and January 31, 2009, the Company held debt securities totaling $5.0 million, at par, with contractual maturities greater than ten years from the Balance Sheet date. All income generated from these debt securities was recorded as Interest income. Actual maturities may differ from contractual maturities as the borrower has the right to call its obligations.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of October 31, 2009 and January 31, 2009 the fair value of these securities was $1.0 million and $1.3 million, respectively.  These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.

5.           Inventories

The components of inventory are as follows:

(In thousands)	October 31, 2009	January 31, 2009
Raw materials	$10,607	$9,643
Work in process	457	-
Finished goods	111,369	127,444
Total	$122,433	$137,087

As of October 31, 2009 and January 31, 2009, the inventory valuation adjustments totaled $13.3 million and $15.8 million, respectively.

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

In the second quarter of fiscal 2010, the ViSalus business, within the Direct Selling segment, revised downward its revenues forecast for the current fiscal year as a result of lower demand for its product reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly management has reduced its current year and long-term forecasts in response to the weakening demand for its products. The impairment analysis performed indicated that the goodwill in ViSalus was fully impaired, as its fair value was less than its carrying value, including goodwill. Accordingly, the Company recorded a non-cash pre-tax goodwill impairment charge of $13.2 million, during the second quarter of fiscal 2010.

The following table shows the changes in the carrying amount of goodwill within the Direct Selling segment from January 31, 2009 through October 31, 2009:

(In thousands)
Goodwill at January 31, 2009	$13,988
ViSalus acquisition purchase adjustment	1,501
Impairment of ViSalus goodwill	(13,191)
Goodwill at October 31, 2009	$2,298

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

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.           Goodwill and Other Intangibles (continued)

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake in fiscal 2004 and As We Change during fiscal 2009, which are reported in the Catalog and Internet segment and ViSalus, acquired during fiscal 2009, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather test for impairment annually as of January 31st, or sooner if circumstances indicate a condition of impairment may exist. As of October 31, 2009, there were no indications that a review was necessary.

As part of the previously mentioned impairment analysis performed for the ViSalus business during the second quarter of fiscal 2010, the Company recorded an impairment charge of $3.1 million related to certain of the Company’s trade names and $ 0.2 million related to customer relationships. These impairments are due to adverse economic conditions currently experienced due to decreased consumer spending and the failure to obtain and retain distributors, as noted previously.

Other intangible assets consisted of the following:

	Direct Selling Segment		Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships

Other intangibles at January 31, 2009	$4,200	$271	$7,850	$4,519	$12,050	$4,790
Amortization	-	(64)	-	(986)	-	(1,050)
Impairments	(3,100)	(207)	-	-	(3,100)	(207)
Other intangibles at October 31, 2009	$1,100	$-	$7,850	$3,533	$8,950	$3,533

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  Amortization expense for other intangible assets was $1.1 million and $1.2 million for the nine months ended October 31, 2009 and 2008, respectively.  The estimated annual amortization expense for fiscal year 2010 is $1.4 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2011 is as follows:  $1.1 million, $0.7 million, $0.6 million, $0.6 million and $0.1 million.

7.           Fair Value Measurements

The fair-value hierarchy established in ASC 820, prioritizes the inputs used in valuation techniques into three levels as follows:

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

For fiscal 2010, the Company is no longer subject to previously existing deferral provisions and is applying the framework for measuring fair value to all nonfinancial assets and liabilities, including those that are not recognized or disclosed at fair value in the financial statements on a recurring basis, and has expanded disclosures to meet these requirements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.           Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of the measurement date, October 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of October 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,413	$-	$2,413	$-
Equity securities	15,677	-	6,370	9,307
Debt securities	4,150	-	-	4,150
Deferred compensation plan assets 1	951	951	-	-
Total	$23,191	$951	$8,783	$13,457
Financial liabilities
Foreign exchange forward contracts	$(1,187)	$-	$(1,187)	$-
(1) There is an offsetting liability for the obligation to its employees in Other liabilities

The table below summarizes the changes in the fair value of level 3 financial assets, consisting of debt and equity ARS, for the nine month period ended October 31, 2009:

(In thousands)	Significant unobservable inputs (Level 3)

Fair value February 1, 2009	$13,515
Unrealized gain 1	405
Reversal of unrealized loss1	387
Other than temporary impairment	(850)
Fair value October 31, 2009	$13,457
(1) These unrealized gains/losses on our available for sale investments are recorded as a component of other comprehensive income.

The Company values its investments in equity securities within the deferred compensation plan using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges by purchasing forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values certain preferred stock investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty. The debt and equity securities consist of auction rate securities that take into consideration many factors including the credit quality of both the issuer and its guarantor, value of the collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active observable market currently for these securities, they have been classified as a level 3 input.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.           Fair Value Measurements (continued)

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.

The following table summarizes the assets and liabilities measured at fair value on a nonrecurring basis as of the measurement date, October 31, 2009, by level within the fair value hierarchy and identifies the losses recorded during the fiscal year:

(In thousands)	Balance as of October 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total impairment losses
Goodwill	$2,298	$-	$-	$2,298	$(13,191)
Indefinite-lived trade names and trademarks	8,950	-	-	8,950	(3,100)
Customer Relationships	3,533	-	-	3,533	(207)
Assets held for sale	6,868	-	-	6,868	(376)
					$(16,874)

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

The fair value of the Company’s assets held for sale is reviewed periodically, as the market for these assets change. For fiscal 2010 these assets consisted of both a building and land that are classified as assets held for sale and are reported as non-current assets in Deposits and other assets within the Condensed Consolidated Balance Sheets. The valuation of these assets uses a significant amount of management’s judgment and relies heavily on the information provided by third parties. The current local real estate market, regional comparatives, estimated concessions and transaction costs are all considered when determining the fair value of these assets. Due to the nature of this information and the assumptions made by management the Company has classified the inputs used in valuing these assets as level 3.

The estimated fair value of the Company’s $108.0 million in debt, including the $100 million Senior Notes, recorded at an amortized cost, as of October 31, 2009 was approximately $85.8 million.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.  Due to nature of the information used the Company considers these inputs to be level 2.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain loans. It does not hold or issue derivative financial instruments for trading purposes.  The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The cumulative net after-tax gain related to the derivative net investment hedges in AOCI as of October 31, 2009 and January 31, 2009 was $5.2 million and $5.4 million, respectively.

The Company has designated forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is realized in the Condensed Consolidated Statements of Operations.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax loss included in accumulated AOCI at October 31, 2009 is $0.5 million and is expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Condensed Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through April 2010.

The table below details the fair value and location of the Company’s hedges in the Condensed Consolidated Balance Sheets:

Fair Values of Derivative Instruments
As of October 31, 2009 (In thousands)
Derivatives designated as hedging instruments under Subtopic 815-20	Accrued Expenses
Foreign exchange forward contract in an asset position	$41
Foreign exchange forward contract in a liability position	(1,228)
Net derivatives at fair value	$(1,187)

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.           Derivative Instruments and Hedging Activities (continued)

Gain and loss activity related to the Company’s Cash Flow hedges for the three and nine months ended October 31, 2009 are as follows:

Derivatives in Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
(In thousands)			Three Months Ended	Nine Months Ended
Foreign exchange forward contract	$(878)	Cost of goods sold	$(868)	$(842)

For the nine month period ended October 31, 2009, the Company recorded a gain of $0.7 million to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

For the three and nine month period ended October 31, 2009, the Company recorded losses of  $0.1 million and $1.0 million respectively to Foreign exchange and other related to foreign exchange forward contracts accounted for as Fair Value hedges.

9.           Long-Term Debt

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which was amortized over the life of the notes.  During the first nine months of fiscal 2010 the Company repurchased $12.6 million of these notes, settling the debt early, and made principal payments of $24.7 million, upon maturity.

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of October 31, 2009, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of October 31, 2009 and January 31, 2009, Miles Kimball had approximately $7.8 million and $8.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of October 31, 2009 and January 31, 2009, Midwest-CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by a bank and is collateralized by certain of Midwest-CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 0.4% at October 31, 2009.  Payments of interest are required monthly under the terms of the bond.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $108.0 million total long-term debt (including current portion) at October 31, 2009 was approximately $85.8 million.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

As of October 31, 2009, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2010.  As of October 31, 2009, no letters of credit were outstanding under this facility.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.           Long-Term Debt (continued)

As of October 31, 2009 the Company had $2.4 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

10.           Earnings per Share

Effective January 30, 2009, the Company’s common stock and related equity-based instruments were subject to a 1-for-4 reverse stock split. In accordance with ASC 260, “Earnings Per Share” all historical earnings per share amounts have been adjusted accordingly.

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

In accordance with ASC 480-10-S99-3A, the accretion of the redeemable noncontrolling interest’s carrying value in excess of its fair value has been reflected in determining EPS for the Company’s common shareholders for the three and nine month periods ended October 31, 2009. As discussed in Note 2, there was no effect on EPS for the three and nine month period ended October 31, 2009 as the Company’s redeemable noncontrolling interest obligation was reversed as management has determined it was no longer probable that the Company would be obligated to make future investments.

The components of basic and diluted earnings per share are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Net earnings attributable to Blyth, Inc.	$(970)	$(32,912)	$(14,097)	$(28,747)
Weighted average number outstanding:
Common shares	8,905	8,891	8,901	8,984
Vested restricted stock units	25	-	21	-
Weighted average number of common shares outstanding:
Basic	8,930	8,891	8,922	8,984
Dilutive effect of stock options and non-vested restricted shares units	-	-	-	-
Diluted	8,930	8,891	8,922	8,984
Basic earnings per share	$(0.11)	$(3.70)	$(1.58)	$(3.20)
Diluted earnings per share	$(0.11)	$(3.70)	$(1.58)	$(3.20)

For the three and nine month periods ended October 31, 2009 and 2008, options to purchase 62,875 shares and 95,025 shares, respectively, of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

In accordance with ASC 260, diluted earnings per share for both the three and nine month periods ended October 31, 2008 and 2009 have been computed in the same manner as basic earnings per share due to the net loss from continuing operations.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.           Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2008	3,639,338	$387,885
Treasury stock purchases	202,886	11,093
Balance at October 31, 2008	3,842,224	$398,978

Balance at February 1, 2009	3,842,224	$398,978
Treasury stock purchases	15,268	540
Treasury stock withheld in connection with long-term incentive plan	9,588	361
Balance at October 31, 2009	3,867,080	$399,879

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2008	12,730,615	$254
Common stock issued in connection with long-term incentive plan	2,594	1
Balance at October 31, 2008	12,733,209	$255

Balance at February 1, 2009	12,733,209	$255
Common stock issued in connection with long-term incentive plan	31,715	-
Balance at October 31, 2009	12,764,924	$255

12.           Income Taxes

The Company’s effective tax rate for the nine months ended October 31, 2009 was a negative 24.7%, resulting in an income tax expense of $2.9 million, compared to the prior year effective tax rate of 9.2%, resulting in an income tax benefit of $2.9 million.  Included in this year’s pretax operating loss of $11.9 million was the ViSalus goodwill impairment of $13.2 million and operating losses incurred in various international jurisdictions for which no tax benefit was recorded.  In addition, the current year’s effective tax rate includes the fiscal 2009 income tax return-to-provision adjustments which increased the tax expense by $0.9 million.

Included in last year’s pre-tax operating loss of $31.6 million was an impairment of goodwill in the amount of $30.9 million and a write-off of an investment of $5.2 million for which no tax benefit was recorded.   The prior year’s effective tax rate also included a tax benefit of approximately $7.0 million recorded as a result of an international restructuring plan that was completed in the third quarter of fiscal 2009. This benefit was offset in part by an additional tax provision of $1.9 million related to a state voluntary disclosure settlement proposal.

The effective tax rate for the three months ended October 31, 2009 was a negative 281.7% compared to 23.2% in the prior year.  The change in the effective tax rate for the current quarter is due primarily to the fiscal 2009 income tax return-to-provision adjustments, as well as operating losses incurred in various international jurisdictions for which no tax benefit was recorded.  The effective tax rate for the three months ended October 31, 2008 included an additional tax provision of $1.9 million related to a state voluntary disclosure settlement proposal, which was offset in part by a tax benefit of approximately $7.0 million recorded as a result of an international restructuring plan that was completed in the third quarter of the prior year.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.           Income Taxes (continued)

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2009 that may be resolved within the next 12 months is approximately $13.6 million, as a result of the filing of amended tax returns, closing of statutes, and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2010, but the amount cannot be reasonably estimated.

13.       Stock Based Compensation

Effective January 30, 2009, the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical stock-based compensation disclosures have been adjusted accordingly.

As of October 31, 2009, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of October 31, 2009, 1,020,449 shares were authorized and approximately 840,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of   nonqualified stock options to directors of the Company who are not, and who have not been during the  immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the nine months ended October 31, 2009 a total of 83,089 RSUs were granted.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2009 and 2008 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.           Stock Based Compensation (continued)

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2009	75,119	$89.51
Granted	83,089	32.64
Vested	(45,987)	89.74
Forfeited	(7,178)	64.73
Nonvested restricted stock and RSUs at October 31, 2009	105,043	43.28	$3,722
Total restricted stock and RSUs at October 31, 2009	135,120	$55.25	$4,787

Compensation expense related to restricted stock and RSUs for three and nine months ended October 31, 2009 was approximately $0.7 million and $2.4 million, respectively.  Compensation expense related to restricted stock and RSUs for the three and nine month periods ended October 31, 2008 was approximately $0.1 million and $1.4 million, respectively.

As of October 31, 2009, there was $2.0 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.6 years. As of October 31, 2009, approximately 105,000 restricted stock awards with a weighted average grant date fair value of $43.28 are unvested.  The total unrecognized stock-based compensation cost to be recognized in future periods as of October 31, 2009 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option	Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at January 31, 2009	79,425	$107.10	3.30	$-
Options expired	(16,550)	105.33	-	-
Outstanding and exercisable at October 31, 2009	62,875	$107.56	2.64	$-

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

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.           Segment Information (continued)

		Three months ended October 31,		Nine months ended October 31,
	(In thousands)	2009	2008	2009	2008
	Net sales
	Direct Selling	$131,118	$139,190	$402,969	$449,271
	Multi-channel Group:
	Catalog & Internet	38,678	49,730	108,004	125,718
	Wholesale	51,782	61,885	124,683	162,450
	Subtotal Multi-channel Group	90,460	111,615	232,687	288,168
	Total	$221,578	$250,805	$635,656	$737,439
	Operating profit (loss) (1)
	Direct Selling	$1,370	$4,813	$4,530	$37,076
	Multi-channel Group:
	Catalog & Internet	(1,139)	(47,740)	(5,760)	(55,969)
	Wholesale	2,754	3,517	(4,646)	(2,492)
	Subtotal Multi-channel Group	1,615	(44,223)	(10,406)	(58,461)
		2,985	(39,410)	(5,876)	(21,385)
	Other expense	(3,362)	(3,420)	(6,029)	(10,174)
	Loss before income taxes	$(377)	$(42,830)	$(11,905)	$(31,559)

	Identifiable assets	October 31, 2009	January 31, 2009

	Direct Selling	$233,442	$317,868
	Multi-channel Group:
	Catalog & Internet	70,053	66,341
	Wholesale	102,481	103,163
	Subtotal Multi-channel Group	172,534	169,504
	Unallocated Corporate	106,318	86,731
	Total	$512,294	$574,103

(1)	The three month period ended October 31, 2009 includes non-cash pre-tax goodwill and intangibles impairments charges of $16.5 million in the
	Direct Selling segment. The three and nine month periods ended October 31, 2008 include non-cash pre-tax goodwill and intangibles
	impairments charges of $45.9 million in the Catalog & Internet segment.

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

As discussed in Note 4 to the Condensed Consolidated Financial Statements, the investment in the LLC, involves related parties. RAM holds an approximately 12% interest in the LLC. In addition to this interest they also have significant influence on the management of the LLC and representation on its board of managers.

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

Today, annualized net sales are comprised of approximately $630 million in Direct Selling, approximately $170 million in Catalog & Internet and approximately $155 million in our Wholesale segment.  Sales and earnings results differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.

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

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and nine months ended October 31, 2009 versus 2008:

Net Sales

Net sales for the nine months ended October 31, 2009 decreased $101.7 million, or 14%, to $635.7 million from $737.4 million in the prior year due to the global economic recession and weak housing market and its impact on consumer discretionary spending, particularly in the US and Canada.

Net sales for the three months ended October 31, 2009 decreased $29.2 million, or 12%, to $221.6 million, from $250.8 million in the comparable prior year period due to continued decline of consumer discretionary spending through the third quarter of fiscal 2010, particularly in the US and Canada.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the nine months ended October 31, 2009 decreased $46.3 million, or 10%, to $403.0 million from $449.3 million in the prior year. The effect of foreign exchange within PartyLite’s international markets resulted in an approximate 5 percentage point sales decline in U.S. dollars.  This decline was led by decreases in PartyLite U.S. and Canada of 16% and 25%, respectively. PartyLite Canada’s sales decreased 18% in local currency when compared to the prior year.  The decrease in revenues within PartyLite North America is primarily the result of a decline in the number of active independent sales consultants and a decrease in shows per consultant versus last year, in addition to continued reductions in consumer discretionary spending. Sales increased within PartyLite’s European markets by 6% in local currency, partly due to sales increases in France and Germany of 10% and 8%, respectively.

Net sales in the Direct Selling segment for the three months ended October 31, 2009 decreased $8.1 million, or 6%, to $131.1 million from $139.2 million in the comparable prior year period. PartyLite’s U.S. sales decreased approximately 21% compared to the prior year, and PartyLite Canada’s sales decreased 16% in local currency or 13% as measured in U.S. Dollars. These declines were driven primarily by lower active independent sales consultants and fewer shows per consultant in North America, as well as the effects of the current recession and the associated reduction in consumer discretionary spending. Partially offsetting these sales decreases were sales increases within the PartyLite’s European markets of 14% in local currency, primarily due to a strong performance in Germany. PartyLite Europe’s third quarter sales increased approximately 9% as measured in U.S. Dollars versus the prior year.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the nine months ended October 31, 2009 decreased $17.7 million, or 14%, to $108.0 million, from $125.7 million in the same prior year period.  Sales were down across all brands primarily driven by a 14% decrease in catalog circulation and the impact of reduced consumer spending.

Net sales in the Catalog & Internet segment for the three months ended October 31, 2009 decreased $11.0 million, or 22%, to $38.7 million from $49.7 million in the comparable prior year period.  Sales declined for most brands within the segment, primarily due to lower consumer discretionary spending, and a 15% decrease in catalog circulation versus the comparable prior year period.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment for the nine months ended October 31, 2009 decreased $37.8 million, or 23%, to $124.7 million from $162.5 million in the same period a year earlier.The decrease in sales is due to the decline in sales of our home décor, seasonal décor and food service businesses, which continue to be negatively impacted by reduced consumer spending resulting from the global economic recession and weak housing market.

Return to Top

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and nine months ended October 31, 2009 versus 2008: (continued)

Net sales in the Wholesale segment in the three months ended October 31, 2009 decreased $10.1 million, or approximately 16% to $51.8 million from $61.9 million in the comparable prior year period. The decrease in sales is primarily due to declines in the home décor, seasonal décor and food service businesses reflecting the continued economic recession and the aforementioned weak housing market.

Gross Profit

Gross profit for the nine months ended October 31, 2009, decreased $60.9 million, or 15% to $338.8 million from $399.7 million in the comparable prior year period.  The decrease in gross profit is primarily attributed to the 14% sales decline. Gross profit margin for the nine months ended October 31, 2009 decreased to 53.3% from 54.2% in the comparable prior year period. The decrease in gross profit margin is due to several factors, including the impact of higher per unit overhead absorption rates due to lower sales volume and higher hostess and guest offerings within PartyLite U.S., partially offset by improved operational efficiencies experienced within the Catalog & Internet segment associated with an ERP implementation completed in the prior year.

Gross profit for the three months ended October 31, 2009, decreased $17.3 million, or 13%, to $115.0 million from $132.3 million in the comparable prior year period. This decrease is primarily due to a 12% decrease in sales. Gross profit margin for the three months ended October 31, 2009 decreased to 51.9% of sales from 52.7% in the comparable prior year period.  The lower gross profit margin is due largely to increased promotional costs in order to increase sales within PartyLite, partially offset by improved operational efficiencies experienced within the Catalog & Internet segment associated with an ERP implementation completed in the prior year.

Selling Expense

Selling expense decreased $36.5 million, or 13%, to $245.7 million in the nine months of fiscal 2010, from $282.2 million in the same period in fiscal 2009. The decrease in selling expense is primarily due to its variable relationship with sales, which decreased 14% versus the prior year period. As a percentage of sales, selling expense was 38.7% for the nine months ended October 31, 2009, compared to 38.3% in the comparable prior year period. This increase was principally due to higher promotional costs incurred within the PartyLite businesses, partially offset by lower costs experienced due to synergies as a result of the merger of Midwest-CBK.

Selling expense for the three months ended October 31, 2009, decreased $12.2 million, or 13%, to $83.6 million from $95.8 million in the comparable prior year period. As noted above, the decrease in selling expense is primarily related to the decrease in sales. As a percentage of net sales, selling expense decreased to 37.7% of net sales for the quarter ended October 31, 2009, compared to 38.2% for the comparable prior year period, as a result of the timing of direct marketing costs incurred by PartyLite’s U.S., as well as an improvement over the comparable prior year period experienced due to the merger of Midwest-CBK.

Administrative and Other Expense

Administrative and other expense for the nine months ended October 31, 2009 decreased $10.6 million, or 11%, to $82.4 million from $93.0 million in the comparable prior year period.  This decline was principally due to administrative cost reductions implemented across all businesses, as well as a $1.9 million gain realized upon the termination of the Miles Kimball pension plan and a $0.9 million gain realized on the sale of assets, partially offset by a $0.4 million impairment recorded on an asset held for sale.  As a percent of sales, administrative expense was 13.0% for the nine months ended October 31, 2009 and 12.6% for the comparable prior year period.

Administrative and other expense for the three months ended October 31, 2009, decreased $1.5 million, or 5%, to $28.5 million from $30.0 million in the comparable prior year period.  The decline in expense is principally due to the $0.9 million gain on the sale of assets along with reduced spending across all business segments, partially offset by a $0.4 million impairment recorded on an asset held for sale. As a percent of sales, administrative expense was 12.8% for the quarter ended October 31, 2009 and 12.0% for the comparable prior year period.

Return to Top

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and nine months ended October 31, 2009 versus 2008: (continued)

Goodwill and other intangibles impairment

In the second quarter of fiscal 2010, ViSalus, within the Direct Selling segment, experienced substantial declines in operating performance when compared to the growth experienced in prior years and their strategic outlook. Management believes this shortfall in performance was primarily attributable to decreased consumer spending and overall adverse economic conditions. Additionally, the business has been experiencing a higher then anticipated distributor attrition rate. As a result of these factors, an interim impairment analysis was performed and determined goodwill to be fully impaired, as the fair value of the reporting unit was less than its carrying value, including goodwill. Accordingly, we recorded a non-cash pre-tax goodwill impairment charge of $13.2 million in the second quarter.

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

As a result of the previously mentioned decline in operating performance, we performed impairment assessments on the recorded values of trade names, trademarks and customer relationships within ViSalus, in the Direct Selling segment. As a result of these impairment analyses performed, the intangible assets were determined to be impaired, as their fair value was less than their carrying value. Accordingly, we recorded a non-cash pre-tax impairment charge of $3.1 million related to the trade names and trademarks and $0.2 million related to customer relationships during the second quarter of fiscal 2010.

The three primary assumptions used in the relief from royalty method are the discount rate, the perpetuity growth rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The perpetuity growth rate estimates the businesses sustainable long-term growth rate. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to risk adjust the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units’ past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other economic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets.  If the discount rate would have increased by 1% and the perpetuity growth rate would have decreased by 1%, the fair value of ViSalus’ trade names and trademarks would have decreased by $0.1 million to $1.0 million. Conversely, if the discount rate would have decreased by 1% and the perpetuity growth rate would have increased by 1%, the fair value of ViSalus’ trade names and trademarks would have increased by $0.1 million, resulting in $0.1 million less of an impairment charge.

Return to Top

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and nine months ended October 31, 2009 versus 2008: (continued)

We review our goodwill and other intangible assets for impairment as of year end or when indicators exist that suggest the assets may be impaired. As of October 31, 2009, there were no indications that a review was necessary.

Operating Profit (Loss)

Operating loss for the nine months ended October 31, 2009 was $5.9 million, compared to a loss of $21.4 million in the comparable prior year period. The decrease in operating loss is primarily a result of the impact of the goodwill and intangible asset impairment of $45.9 million within the Catalog & Internet segment in the first nine months of the prior year compared to impairment charges in the Direct Selling segment this year of $16.5 million, as well as the gain on the termination of the Miles Kimball pension of $1.9 million, the $0.9 million gain on sale of assets and a reduction in Selling and Administrative expenses. Partially offsetting these improvements were severance and other related charges of $2.2 million associated with the Midwest-CBK merger, decreased sales, and lower gross margins.

Operating profit for the three months ended October 31, 2009 was $3.0 million, compared to a loss of $39.4 million in the comparable prior year period. The increase in operating profit is primarily a result of the impact of the aforementioned goodwill and intangible asset impairment of $45.9 million recorded in the comparable prior year period, partially offset by the aforementioned $0.9 million gain on sale of assets and the impact of a sales decrease of 12%.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment for the nine months ended October 31, 2009 decreased $32.6 million to $4.5 million from $37.1 million in comparable prior year period.  The decrease is primarily due to the $16.5 million impairment relating to the goodwill and intangibles of ViSalus, lower sales within the segment as well as higher spending on promotional initiatives, partially offset by the $0.9 million gain on the sale of assets.

Operating profit for the three months ended October 31, 2009 in the Direct Selling segment was $1.4 million compared to profit of $4.8 million in the comparable prior year period. The decrease is primarily due to the lower sales within the North American markets as well as continued promotional initiatives to increase sales, shows and the number of independent sales consultants within all markets, partially offset by the $0.9 million gain on the sale of assets.

Operating Loss - Catalog & Internet Segment

Operating loss for the nine months ended October 31, 2009 in the Catalog & Internet segment decreased to $5.8 million from a $55.9 million loss in the comparable prior year period.  The prior year was significantly impacted by the aforementioned goodwill and intangible asset impairment of $45.9 million and higher administrative and shipping and handling costs associated with ERP implementation issues that were resolved prior to the current fiscal year. Also contributing to the improvement in the current year is the aforementioned $1.9 million gain as a result of the termination of the Miles Kimball pension plan and improved operational efficiencies experienced this fiscal year as a result of the aforementioned ERP implementation.

Operating loss for the three months ended October 31, 2009 in the Catalog & Internet segment was $1.1 million compared to $47.7 million in the prior year.  This improvement over the prior year is primarily due to the previously mentioned goodwill and intangible asset impairment of $45.9 million in the prior year, the lower costs incurred as a result of reduced catalog circulation compared to the prior year, and improved operational efficiencies experienced as a result of the aforementioned ERP implementation.

Return to Top

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and nine months ended October 31, 2009 versus 2008: (continued)

Operating Loss - Wholesale Segment

Operating loss for the nine months ended October 31, 2009 in the Wholesale segment increased $2.1 million, to $4.6 million versus $2.5 million in the comparable prior year period. This increase in operating loss is primarily a result of severance and other related charges of $2.2 million associated with the Midwest-CBK merger, and the impact of lower sales throughout all of the Wholesale, partially offset by significant cost reduction activities.

Operating profit for the three months ended October 31, 2009 in the Wholesale segment decreased $0.7 million to $2.8 million versus $3.5 million in the comparable prior year period.  The decreased operating profit is primarily the result of severance and other related charges of $0.8 million associated with the Midwest-CBK merger and the impact of reduced sales across all business units.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense decreased approximately $1.3 million, or 18%, to $6.1 million for the nine months ended October 31, 2009 from $7.4 million in the same prior year period. Interest expense for the three months ended October 31, 2009 decreased approximately $0.6 million to $1.9 million from $2.5 million in the comparable prior year period. These declines were due to lower outstanding debt resulting from debt repurchases and the maturity of the 7.90% Senior Notes on October 1, 2009.

Interest income for the nine months ended October 31, 2009 decreased approximately $2.2 million to $1.1 million from $3.3 million in the comparable prior year period. Interest income for the three months ended October 31, 2009 decreased approximately $0.7 million to $0.2 million from $0.9 million in the comparable prior year period. The decrease in interest income is primarily due to lower interest rates being earned on invested cash.

Foreign exchange and other expense was $1.0 million for the nine months ended October 31, 2009, compared to a loss of $6.0 million in the comparable prior year period. The prior year’s charge includes the $5.2 million write-off of our RedEnvelope, Inc. investment in April 2008. Foreign exchange and other expense for the three months ended October 31, 2009 was $1.7 million, compared to $1.8 million in the comparable prior year period.

Income Taxes

The effective tax rate for the nine months ended October 31, 2009 was a negative 24.7%, resulting in an income tax expense of $2.9 million, compared to the prior year effective tax rate of 9.2%, resulting in an income tax benefit of $2.9 million.  Included in this year’s pretax operating loss of $11.9 million was the ViSalus goodwill impairment of $13.2 million and operating losses incurred in various international jurisdictions for which no tax benefit was recorded.  In addition, the current year’s effective tax rate includes the fiscal 2009 income tax return-to-provision adjustments which increased the tax expense by $0.9 million.

Included in last year’s pre-tax operating loss of $31.6 million was an impairment of goodwill in the amount of $30.9 million and write-off of an investment of $5.2 million for which no tax benefit was recorded.   The prior year’s effective tax rate also included a tax benefit of approximately $7.0 million recorded as a result of an international restructuring plan that was completed in the third quarter of fiscal 2009, which was offset in part by an additional tax provision of $1.9 million related to a state voluntary disclosure settlement proposal.

Excluding these charges and benefits, the effective tax rates for the nine months ended this year and last year would have been 38.9% and 37.6% respectively.

Return to Top

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS- Three and nine months ended October 31, 2009 versus 2008: (continued)

The effective tax rate for the three months ended October 31, 2009 was a negative 281.7% compared to 23.2% in the prior year.  The change in the effective tax rate for the current quarter is due primarily to the fiscal 2009 income tax return-to-provision adjustments, as well as operating losses incurred in various international jurisdictions for which no tax benefit was recorded.  The effective tax rate for the three months ended October 31, 2008 included an additional tax provision of $1.9 million related to a state voluntary disclosure settlement proposal, which was offset in part by a tax benefit of approximately $7.0 million recorded as a result of an international restructuring plan that was completed in the third quarter of the prior year.

Excluding these charges and benefits, the effective tax rates for the three months ended this year and last year would have been 41.3% and 35.7% respectively.

Net Earnings (Loss) Attributable to Blyth

The Net earnings (loss) attributable to Blyth excludes the earnings (loss) attributable to the noncontrolling interests. The loss attributable to the noncontrolling interest of businesses that we consolidate was $0.7 million for the nine months ended October 31, 2009 compared to earnings of $0.1 million in the comparable prior year period. For the three months ended October 31, 2009 the loss attributable to the noncontrolling interests was $0.5 million compared to an insignificant amount of earnings in the comparable prior year period.

The Net loss attributable to Blyth, Inc. for the nine months ended October 31, 2009 was $14.1 million compared to a loss of $28.7 million for the same period in fiscal 2009.  The Net loss attributable to Blyth, Inc. for the three months ended October 31, 2009 was $1.0 million compared to a loss of $32.9 million for the same period in fiscal 2009.  The improvement is primarily attributable to the $45.9 million goodwill and intangibles impairments recorded during the third quarter of fiscal 2009, partially offset by lower sales in relation to comparable prior year periods.

The basic and diluted loss attributable per Blyth common share for the nine months ended October 31, 2009 was $1.58, compared to $3.20 for the comparable prior year period.

The basic and diluted loss per share for the three month periods ended October 31, 2009 was $0.11 compared to $3.70 in the comparable prior year period.

Liquidity and Capital Resources

Cash and cash equivalents decreased $17.7 million to $128.7 million at October 31, 2009 from $146.4 million at January 31, 2009. This decrease in cash during the first nine months of fiscal 2010 was primarily related to cash used to retire long-term debt of $37.7 million, offset by better working capital management.

Cash provided by operations was $14.9 million in fiscal 2010. This was an improvement of $74.3 million compared to a use of $59.4 million in the prior year. This is the result of our aggressive working capital management program initiated during the latter half of fiscal 2009 designed to conserve cash.  Our efforts will continue to focus on cost cutting measures and lower working capital requirements throughout the Company with the goal to generate cash. Additionally, we have and will continue to consider the timing and level of future dividends. These ongoing initiatives will support our ability to fund our working capital requirements in the foreseeable future from operational cash flows.

On an annual basis we typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  Due to the seasonal nature of our businesses we typically do not have positive cash flow from operations until our fourth quarter.  However, we did experience a net source of cash from operations this year due to the

Return to Top

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

aforementioned initiatives intended to conserve cash. Included in operating earnings were non-cash charges for goodwill and other intangibles impairment, depreciation and amortization, amortization of unearned stock-based compensation, and asset impairments of $16.5 million, $12.3 million, $2.4 million and $1.2 million, respectively.

Net changes in operating assets and liabilities resulted in a source of cash of $2.7 million, compared to a use of cash in the first nine months of fiscal 2009 of $89.6 million. This improvement is a result of our efforts to reduce working capital needs, specifically a reduction in inventory purchases and liquidation of excess inventory during the first three quarters of fiscal 2010. Although we had significantly lower operating cash outflow during the first nine months of fiscal 2010, our working capital needs are the highest in late summer prior to the start of the holiday season. Management is presently increasing inventory purchases for this high demand season, within the guidelines of our working capital management program, and does not forecast a use of cash near the levels experienced in recent years.  If demand for our products falls short of expectations this could result in us maintaining higher inventory balances than forecasted and could negatively impact our liquidity. Additionally, the existing credit crisis may negatively impact the ability of our customers to obtain credit and consequently could negatively impact our sales and the collection of our receivables. We have taken steps to limit our exposure to our customers’ credit risk, including adjusting payment terms and expanding our credit approval procedures within some of our businesses.

Net cash provided by investing activities was $8.1 million in the first nine months of fiscal 2010.  The primary sources of cash are the $6.6 million received on the cash settlement of a net investment hedge during March 2009 and $3.9 million received from the sale of assets, offset by a $4.1 million of net capital expenditures.

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

Net cash used in financing activities was $39.4 million.  This was primarily due to the reduction of our long-term debt and capital lease obligations of $37.7 million, which includes the maturity of our 7.90% Senior Notes in October 2009. Also increasing the use of cash was a dividend distribution of $0.9 million and stock repurchases of $0.5 million.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.  We may be required to purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. The requirement for additional purchases is conditioned upon ViSalus meeting certain operating targets in fiscal 2010, 2011 and 2012, subject to a one-time, one-year extension. Based upon the latest ViSalus forecasts, management does not believe that we will be obligated to purchase additional interests in ViSalus, however we may, at our option, acquire the remaining interest in ViSalus even if they do not meet these operating targets.  If ViSalus meets its current projected operating targets, the total expected redemption value of the noncontrolling interest will be approximately $2.8 million through fiscal 2013. The purchase prices of the additional investments are equal to a multiple of ViSalus’s earnings before interest, taxes, depreciation and amortization, exclusive of certain extraordinary items. The payment, if any, will be out of existing cash balances and expected future cash flows from operations.

The current status of the United States and global credit and equity markets have made it difficult for many businesses to obtain financing on acceptable terms.  In addition, equity markets are continuing to experience rapid and wide fluctuations in value.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by

Return to Top

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

short and long-term debt ratings assigned by independent rating agencies.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  Obtaining a new credit facility will more than likely require higher interest costs and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings, which may require us to seek other forms of financing, such as term debt, at higher interest rates and additional expense. A significant portion of our cash and cash equivalents are held by our international subsidiaries in foreign banks, and as such may be subject to foreign taxes and other costs limiting our ability to repatriate funds to the United States.

In addition, if the economic conditions continue to worsen, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, deferred tax assets, goodwill and other intangibles, if the valuation of these assets or businesses decline.

As of October 31, 2009, we had a total of $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2010.  As of October 31, 2009, no letters of credit were outstanding under this facility.

As of October 31, 2009 the Company had $2.4 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by Blyth.

As of October 31, 2009, Miles Kimball had approximately $7.8 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of October 31, 2009, Midwest-CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by a bank.  The loan is collateralized by certain of Midwest-CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 0.4% at October 31, 2009.  Payments of interest are required monthly under the terms of the bond.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. The new stock repurchase program will become effective after we exhaust the authorized amount under the old repurchase program.  We have repurchased a total of 15,268 shares during the first nine months of fiscal 2010. As of October 31, 2009, the cumulative total shares purchased under the original programs was 2,630,838, at a total cost of approximately $225.4 million. The acquired shares are held as common stock in treasury at cost.

On September 10, 2009, the Company announced that it had declared a cash dividend of $0.10 per share of common stock for the six months ended July 31, 2009.  The dividend, authorized at the Company’s September 10, 2009 Board of Directors meeting, was payable to shareholders of record as of November 2, 2009, and was paid on November 16, 2009. The total payment was $0.9 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of fiscal 2010.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Return to Top

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Standards

The following accounting standards will be adopted in subsequent periods:

In June 2009, the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166, an amendment to ASC 860, “Transfers and Services”, will require entities to provide more information about transfers of financial assets, a transferor’s continuing involvement and the level of detail and disclosures the reporting entity provides in its financial statements.  It also eliminates the concept of a qualifying special-purpose entity, changes the requirements for de-recognition of financial assets, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets.  This amendment is effective for reporting periods beginning after November 15, 2009 and as such will be adopted for our fiscal year beginning February 1, 2010. We do not expect the adoption of this amendment to have a significant impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R))” (“SFAS No. 167”). SFAS No. 167 amends the guidance of ASC 810, “Consolidation”, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (“VIE”) and requires that the entity identify the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. This amendment also requires an ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in VIE. The amendment is effective for reporting periods beginning after November 15, 2009 and as such will be adopted for our fiscal year beginning February 1, 2010.  We do not expect the adoption of this standard to have a significant impact on our financial statements.

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

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of October 31, 2009, the company is subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact.  As of October 31, 2009, we held $15.0 million of auction rate securities, at par value.  A 1-percentage point decrease in the rate of return would impact pre-tax earnings by approximately $0.2 million if applied to the total.

Investment Risk

We are subject to investment risks on our marketable securities due to market volatility.  As of October 31, 2009 we held $19.8 million in equity and debt instruments which have been adjusted to fair value based on current market data.

Return to Top

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.  We have, in the past, hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of October 31, 2009 was $5.2 million.

We have designated our forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer likely to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax loss included in accumulated AOCI at October 31, 2009 is $0.5 million and is expected to be transferred into earnings within the next twelve months upon payment of the underlying commitment.

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

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of October 31, 2009:

	U.S. Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$2,550	0.81	$(367)
Euro	6,300	1.37	(456)
	$8,850		$(823)

The foreign exchange contracts outstanding have maturity dates through April 2010.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of October 31, 2009 with the exception of the material weakness noted in our January 31, 2009 Form 10-K, detailed below.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2010 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of the remediation plan related to the financial reporting for income taxes as noted below.

 Ineffective Controls Over Financial Reporting Related to Income Taxes

We are in the process of remediating our material weakness in internal controls over the financial reporting for income taxes. In connection with our remediation process we took the following actions during the first nine  months of fiscal 2010.

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

•	Use of tax accounting software to analyze and review our tax provision. This software was fully implemented as part of our third quarter, fiscal 2010 tax provision process.

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

Return to Top

Part II.   OTHER INFORMATION (continued)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the fiscal year ending January 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2009 – August 31, 2009	0	-	0	1,884,430
September 1, 2009 – September 30, 2009	0	-	0	1,884,430
October 1, 2009 – October 31, 2009	15,268	$ 35.39	15,268	1,869,162
Total	15,268	$ 35.39	15,268	1,869,162

(1) On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program, five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program.  As of October 31, 2009, we have purchased a total of 2,630,838 shares of Common Stock under the old repurchase program.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split.

 (2) This does not include the 4,013 shares that we withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

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

BLYTH, INC.

Date:                December 7, 2009                                                                           By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                December 7, 2009                                                                           By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer