Form 10-Q
period 2010-04-30
BLYTH INC
filed 2010-06-04
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

8,806,987 Common Shares as of May 31, 2010

Return to Top

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	April 30,	January 31,
	2010	2010
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$173,364	$207,394
Short-term investments	10,000	5,000
Accounts receivable, less allowance for doubtful receivables of $1,860 and $2,243, respectively	23,405	18,694
Inventories	106,762	102,203
Prepaid and other	29,617	23,997
Deferred income taxes	137	6,769
Total current assets	343,285	364,057
Property, plant and equipment, at cost:
Less accumulated depreciation of $203,774 and $202,808, respectively	104,783	107,987
Other assets:
Investments	18,003	19,072
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $12,538 and $12,254, respectively	11,892	12,176
Other assets	20,447	17,403
Total other assets	52,640	50,949
Total assets	$500,708	$522,993
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,188	$582
Accounts payable	42,930	57,338
Accrued expenses	65,361	60,895
Dividends payable	885	8,826
Income taxes payable	2,784	4,913
Total current liabilities	113,148	132,554
Deferred income taxes	1,617	686
Long-term debt, less current maturities	109,821	109,962
Other liabilities	24,313	24,984
Commitments and contingencies	-	-
Redeemable noncontrolling interest	(1,931)	(1,470)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 12,782,565 shares and 12,765,919 shares, respectively	256	255
Additional contributed capital	145,217	144,233
Retained earnings	498,146	494,524
Accumulated other comprehensive income	13,647	20,591
Treasury stock, at cost, 3,976,635 and 3,972,112 shares, respectively	(403,549)	(403,329)
Total stockholders' equity	253,717	256,274
Noncontrolling interest	23	3
Total equity	253,740	256,277
Total liabilities and equity	$500,708	$522,993
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
Three months ended April 30 (In thousands, except per share data)	2010	2009
Net sales	$201,545	$214,724
Cost of goods sold	86,344	96,922
Gross profit	115,201	117,802
Selling	78,535	85,417
Administrative and other	29,603	26,599
Total operating expense	108,138	112,016
Operating profit	7,063	5,786
Other expense (income):
Interest expense	1,757	2,180
Interest income	(288)	(551)
Foreign exchange and other	(156)	(468)
Total other expense	1,313	1,161
Earnings before income taxes	5,750	4,625
Income tax expense	1,648	2,201
Net earnings	4,102	2,424
Net loss attributable to the noncontrolling interests	(405)	(367)
Net earnings attributable to Blyth, Inc.	4,507	2,791
Less: Accretion of redeemable noncontrolling interest in excess of fair value	-	356
Net earnings attributable to Blyth, Inc. common stockholders	$4,507	$2,435
Basic:
Net earnings attributable per Blyth, Inc. common share	$0.51	$0.27
Weighted average number of shares outstanding	8,832	8,912
Diluted:
Net earnings attributable per Blyth, Inc. common share	$0.51	$0.27
Weighted average number of shares outstanding	8,872	8,925
Cash dividend declared per share	$0.10	$0.10
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)
	Blyth, Inc.'s Stockholders
				Accumulated				Redeemable
		Additional		Other				Noncontrolling
	Common	Contributed	Retained	Comprehensive	Treasury	Noncontrolling	Total	Interest	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Equity	(Temporary Equity)	Income (Loss)
For the three months ended April 30, 2009:
Balance, February 1, 2009	$255	$141,307	$486,548	$19,366	$(398,978)	$-	$248,498	$893
Net earnings (loss) for the period			2,791			31	2,822	(398)	$2,424
Distribution to noncontrolling interest						(67)	(67)
Foreign currency translation adjustments (net of tax liability of $461)				(7,808)			(7,808)		(7,808)
Net unrealized loss on certain investments (net of tax liability of $192)				348			348		348
Realized gain on pension termination (net of tax of $749)				(1,153)			(1,153)		(1,153)
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $101)				(162)			(162)		(162)
Comprehensive loss									(6,351)
Comprehensive loss attributable to the noncontrolling interests									(367)
Comprehensive loss attributable to Blyth, Inc.									$(5,984)
Stock-based compensation		1,120					1,120
Dividends declared ($.10 per share)			(892)				(892)
Accretion of redeemable noncontrolling interest			(1,284)				(1,284)	1,284
Treasury stock purchases 1					(125)		(125)
Balance, April 30, 2009	$255	$142,427	$487,163	$10,591	$(399,103)	$(36)	$241,297	$1,779

For the three months ended April 30, 2010:
Balance, February 1, 2010	$255	$144,233	$494,524	$20,591	$(403,329)	$3	256,277	$(1,470)
Net earnings (loss) for the period			4,507			56	4,563	(461)	$4,102
Distribution to noncontrolling interest						(36)	(36)
Foreign currency translation adjustments (net of tax liability of $4,133)				(7,421)			(7,421)		(7,421)
Net unrealized gain on certain investments (net of tax liability of $206)				410			410		410
Net unrealized gain on cash flow hedging instruments (net of tax liability of $36				67			67		67
Comprehensive loss									(2,842)
Comprehensive loss attributable to the noncontrolling interests									405
Comprehensive loss attributable to Blyth, Inc.									$(2,437)
Common stock issued in connection with long-term incentive plan	1	(1)					-
Stock-based compensation		985					985
Dividends declared ($0.10 per share)			(885)				(885)
Treasury stock purchases 1					(220)		(220)
Balance, April 30, 2010	$256	$145,217	$498,146	$13,647	$(403,549)	$23	$253,740	$(1,931)
1.) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three months ended April 30 (In thousands)	2010	2009
Cash flows from operating activities:
Net earnings	$4,102	$2,424
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,615	4,214
Gain on sale of assets	(342)	-
Stock-based compensation expense	985	1,144
Deferred income taxes	5,267	477
Gain on pension plan termination	-	(1,902)
Other	-	46
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(4,997)	1,538
Inventories	(5,666)	13,004
Prepaid and other	(5,742)	(7,051)
Other long-term assets	(189)	1,364
Accounts payable	(13,612)	(6,176)
Accrued expenses	5,437	5,321
Other liabilities and other	(5,138)	203
Income taxes payable	(1,901)	(2,547)
Net cash (used in) provided by operating activities	(18,181)	12,059
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(1,722)	(1,721)
Purchases of short-term investments	(5,000)	-
Purchases of long-term investments	-	(42)
Proceeds from sale of long-term investments	1,972	1,491
Cash settlement of net investment hedges	-	6,563
Net cash (used in) provided by investing activities	(4,750)	6,291
Cash flows from financing activities:
Borrowings on long-term debt	600	-
Repayments on long-term debt	(121)	(12,717)
Payments on capital lease obligations	(20)	(135)
Dividends paid	(8,826)	-
Distributions to noncontrolling interest	(36)	(67)
Net cash used in financing activities	(8,403)	(12,919)
Effect of exchange rate changes on cash	(2,696)	(8,187)
Net decrease in cash and cash equivalents	(34,030)	(2,756)
Cash and cash equivalents at beginning of period	207,394	146,424
Cash and cash equivalents at end of period	$173,364	$143,668
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

1.           Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  The investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of April 30, 2010 and the consolidated results of its operations and cash flows for the three month periods ended April 30, 2010 and 2009. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the fiscal year ended January 31, 2010, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R))” (“SFAS No. 167”). SFAS No. 167 amends the guidance of ASC 810, “Consolidation”, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (“VIE”) and requires that the entity identify the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. This amendment also requires an ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in VIE. The amendment is effective for reporting periods beginning after November 15, 2009 and as such was adopted by the Company as of February 1, 2010.  The adoption of this standard did not have an impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This update did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”).

Return to Top

ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this update did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Subsequent Events

The Company assessed events occurring subsequent to April 30, 2010 through the date the consolidated financials were filed for potential recognition and disclosure. There were no notable events that warranted further disclosure between the reporting period end and the filing date.

2.           Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins, weight management products and other related nutritional supplements, through a series of investments.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. Additionally, as provided in the acquisition agreement, and amended in September 2009, the Company has provided ViSalus with a $3.0 million revolving credit facility through July 2014, of which $3.0 million was outstanding as of April 30, 2010.  In April 2010, the Company also loaned ViSalus an additional $0.3 million which is due in February 2011.  The Company may be required to make additional purchases of ViSalus’ equity interest to increase our equity ownership over time to 57.5%, 72.7% and 100.0%.  These additional purchases are conditioned upon ViSalus meeting certain operating targets in calendar year 2010, 2011 and 2012.  The purchase prices of the additional investments are based on ViSalus’ future operating results.  The Company has the option to acquire the remaining interest in ViSalus even if they do not meet the predefined operating targets.

The Company has accounted for the acquisition of ViSalus as a business combination under SFAS No. 141 “Business Combinations”, since the Company obtained control of ViSalus prior to the effective date of ASC 805. The Company analyzed the criteria for consolidation in accordance with ASC 810, and has determined it has control of ViSalus based on the following factors.  ViSalus is currently majority owned collectively by Blyth and Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), a related party (see Note 15 to the Consolidated Financial Statements for additional information).  Moreover, the Company has taken into account the composition of ViSalus’ three-member board of managers, one of whom is an executive officer of the Company, one of whom is a principal of RAM and one of whom is a founder and executive officer of ViSalus.  Additionally, the Company and RAM together control ViSalus’ compensation committee and control the compensation of the ViSalus executive officer who serves on ViSalus’ board of managers.  Consequently, all of the members of ViSalus’ board of managers may be deemed to operate under the Company’s influence.

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

As discussed above, the Company is required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets.  As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company had begun recognizing these noncontrolling interests outside of permanent equity and accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed.  The accretion of the redemption value had been recognized as a charge to retained earnings, and to the extent that the resulting redemption value

Return to Top

exceeds the fair value of the noncontrolling interests, the differential was reflected in the Company’s earnings per share (“EPS”).  During the second quarter of fiscal 2010 ViSalus’ revenues forecast for the prior fiscal year was revised downward as a result of lower demand for its product, reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly, management has reduced its long-term forecasts in response to the weakening demand for its products. The current revisions in ViSalus’ near-term and long-term projections have resulted in management concluding that it is no longer probable that Blyth would be obligated to purchase the remaining ownership interest in ViSalus. As of April 30, 2010, the redeemable noncontrolling interest reflects only the allocation of losses equivalent to the noncontrolling interest’s share of ViSalus, as a result of this redemption feature no longer being probable. Accordingly, during the second quarter of fiscal 2010, the Company reversed both its accretion of its redeemable noncontrolling interest to zero and the previous EPS accretion adjustment for the portion in excess of fair value. If ViSalus meets its current projected operating targets, the total expected redemption value of noncontrolling interest will be approximately $4.5 million paid through 2014. However at these levels Blyth would not be obligated to purchase the remaining interest in ViSalus but could do so at its discretion. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections. Upon expiration of the redemption feature the entire amount of noncontrolling interest will be reclassified into the Equity section of the Consolidated Balance Sheets.

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 15 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus consist of: its three founders (each of whom currently own approximately 11.7% of ViSalus for a total of 35.3%) (“the founders”), RAM which currently owns 15.2%, and a small group of employees who collectively own approximately 5.9% of ViSalus.  Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each).  Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 31% of the Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

On February 1, 2010, ViSalus received a financing commitment from the founders and RAM for up to $1.2 million to fund its operations for calendar year 2010, $0.6 million of which has been borrowed as of April 30, 2010.  The loan is due February 28, 2011 and interest accrues at 10% per annum payable quarterly in arrears.  In addition to the 10% interest, the loan requires ViSalus to pay a further lump-sum interest payment at maturity at an interest cost of $0.6 million in addition to its principal amount due. The loan is secured by ViSalus’ assets and has preference over existing loans from the founders, RAM and the Company. As of April 30, 2010, ViSalus had outstanding notes payable to RAM and the founders of $3.3 million, in addition to $3.3 million due to Blyth.

3.           Restructuring

During fiscal 2007, the Company initiated a restructuring plan within the North American operations of the Company’s Direct Selling segment. As of April 30, 2010, the Company had an accrual for approximately $1.1 million for restructuring charges relating to a lease obligation.  The remaining lease payments will be made through fiscal 2013.

The following is a tabular rollforward of the lease obligation accrual described above, included in Accrued expenses:

(In thousands)	Lease Obligation
Balance at January 31, 2010	$1,327
Payments made in fiscal 2011	(207)
Balance at April 30, 2010	$1,120

Return to Top

4.           Cash and Cash Equivalents and Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted.

The Company’s investments as of April 30, 2010 consisted of a number of financial securities including equity securities, preferred stocks, money markets, short-term and long-term certificates of deposit, an investment in a limited liability company and restricted cash.  The Company accounts for its investments in equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities”.

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s cash and cash equivalents and investments:

	April 30, 2010			January 31, 2010
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Cash	$63,364	$63,364	$-	$102,394	$102,394	$-
Certificates of deposit	5,000	5,000	-	10,000	10,000	-
Commercial paper	-	-	-	10,000	10,000	-
Money market funds	105,000	105,000	-	85,000	85,000	-
Total cash and cash equivalents	173,364	173,364	-	207,394	207,394	-
Equity securities	14,897	14,992	95	16,103	15,680	(423)
Certificates of deposit	12,032	12,032	-	7,413	7,413	-
Total available for sale investments	$26,929	$27,024	$95	$23,516	$23,093	$(423)
Equity method investment in LLC 2		979			979
Total cash and cash equivalents and investments		$201,367			$231,466

1.) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset. The equity securities consist of $10.0 million for ARS and $5.0 million for preferred stock as of April 30, 2010. The basis for the preferred stock is their fair value as of February 1, 2009, the date that they were reclassified from trading to available for sale.

2.) The equity method investment is reported at cost, adjusted by the Company's proportionate share of investee's earnings or loss. This may not be equal to the investment's fair market value.

Short-term investments held as of April 30, 2010 and January 31, 2010 consisted of $10.0 million and $5.0 million, respectively, of certificates of deposit that have maturities greater than three months but less than twelve months.  These are recorded at cost and interest earned on these is realized in Interest income in the Consolidated Statements of Earnings.

The Company’s preferred stock investments are classified as long-term available for sale securities. Unrealized losses on these investments that are considered temporary are recorded in AOCI.   These securities are valued based on quoted prices in inactive markets. As of April 30, 2010, the Company has recorded a net of tax unrealized gain of $0.4 million in AOCI.

The Company holds an equity auction rate security (“ARS”) which is classified as a long-term, available for sale investment. Realized gains and losses on this security are determined using the specific identification method and are recorded in Foreign exchange and other. Unrealized losses on these securities that are considered temporary and are not the result of a credit loss are recorded in AOCI.  Unrealized losses that are considered other than temporary are recorded in the Consolidated Statements of Earnings in Foreign exchange and other.

As of April 30, 2010 and January 31, 2010, the Company held $9.4 million of ARS classified as available-for-sale securities. ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invested in these securities for short periods of time as part of its cash management program. The Company’s auction rate security held as of April 31, 2010 is an AAA/Aaa rated investment in a closed-end fund consisting of preferred stock of various utilities that maintains assets equal to or greater than 200% of the liquidation preference of its preferred stock. This security’s valuation considered the financial conditions of the issuer, as well as the value of the collateral.  The Company has assessed the credit risk associated with the ARS to be minimal. If the credit ratings of the issuer or the collateral deteriorate, the Company may adjust the carrying value of this investment.

Return to Top

The weakness within the credit markets has prevented the Company and other investors from liquidating all of their holdings by selling their securities at par value. Historically, the par value of these ARS approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal 2009 market auctions, including auctions for substantially all the Company’s ARS, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these securities could successfully be liquidated at par (liquidity risk), the Company has recorded a pre-tax unrealized loss of $0.6 million to AOCI as of April 30, 2010 and classified these securities as non-current investments. This instrument has been in a continuous loss position for greater than 12 months, however the Company deems the ARS to be temporarily impaired as management has made the decision to hold the investment until it can be redeemed at par value and the underlying liquidity of the issuer does not indicate that a condition of a permanent impairment exists.

The following table summarizes the proceeds and realized gains and losses on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings. Gains and losses are calculated using the specific identification method.

(In thousands)	Three months ended April 30,
	2010	2009
Net proceeds	$1,591	$614
Realized gains (losses)	$385	$(2)

The Company holds an investment in a limited liability company (“LLC”) obtained through its ViSalus acquisition. The LLC is accounted for under the equity method as the Company holds a significant minority interest in this company. The Company records its share of the LLC’s earnings or loss to its investment balance. All earnings and losses are recorded in the Consolidated Statements of Earnings in Foreign exchange and other. The investment in this LLC involves related parties as discussed in Note 15.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit.  These are recorded at cost and interest earned on these is realized in Interest income in the Consolidated Statements of Earnings.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of April 30, 2010 and January 31, 2010 the fair value of these securities was $1.1 million and $1.0 million, respectively.  These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

5.           Inventories

The components of inventory are as follows:

(In thousands)	April 30, 2010	January 31, 2010
Raw materials	$8,344	$8,482
Work in process	293	-
Finished goods	98,125	93,721
Total	$106,762	$102,203

As of April 30, 2010 and January 31, 2010, the inventory valuation adjustments totaled $14.3 million and $14.4 million, respectively.

6.           Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and as such other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

Return to Top

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

In the second quarter of fiscal 2010, the ViSalus business, within the Direct Selling segment, revised downward its revenues forecast for the current fiscal year as a result of lower demand for its product reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly management reduced its current year and long-term forecasts in response to the weakening demand for its products. The impairment analysis performed indicated that the goodwill in ViSalus was fully impaired, as its fair value was less than its carrying value, including goodwill. Accordingly, the Company recorded a non-cash pre-tax goodwill impairment charge of $13.2 million, during the second quarter of fiscal 2010.

As of April 30, 2010, the gross value of all goodwill, by operating segment, was $98.0 million in the Wholesale segment, $77.7 million in the Catalog & Internet segment and $15.5 million in the Direct Selling segment. As of January 31, 2010 and April 30, 2010 the carrying amount of the Company’s of goodwill, all within the Direct Selling segment, was $2.3 million.

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

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake in fiscal 2004 and As We Change during fiscal 2009, which are reported in the Catalog and Internet segment and ViSalus, acquired during fiscal 2009, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather test for impairment annually as of January 31st, or sooner if circumstances indicate a condition of impairment may exist. As of April 30, 2010, there were no indications that a review was necessary.

As part of the previously mentioned impairment analysis performed for the ViSalus business during the second quarter of fiscal 2010, the Company recorded an impairment charge of $3.1 million related to certain of the Company’s trade names and $ 0.2 million related to customer relationships. These impairments were due to adverse economic conditions experienced due to decreased consumer spending and the failure to obtain and retain distributors, as noted previously.

As of April 30, 2010, the gross value of all indefinite trade names and trademarks by segment was $28.1 million in the Catalog & Internet segment and $4.2 million in the Direct Selling segment. The gross value of all customer relationships by segment was $15.4 million in the Catalog & Internet segment and $0.3 million in the Direct Selling segment.

Return to Top

 Other intangible assets, by segment, consisted of the following:

	Direct Selling Segment		Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at January 31, 2010	$1,100	$-	$7,850	$3,226	$8,950	$3,226
Amortization	-	-	-	(284)	-	(284)
Other intangibles at April 30, 2010	$1,100	$-	$7,850	$2,942	$8,950	$2,942

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  Amortization expense for other intangible assets was $0.3 million and $0.4 million for the three months ended April 30, 2010 and 2009, respectively.  The estimated annual amortization expense for fiscal year 2011 is $1.1 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2012 is as follows:  $0.7 million, $0.6 million, $0.6 million, $0.1 million and an insignificant amount to be amortized in fiscal 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of the measurement date, April 30, 2010, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of April 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$12,032	$-	$12,032	$-
Equity securities - auction rate securities	9,424	-	-	9,424
Equity securities - preferred stock	5,567	-	5,567	-
Foreign exchange forward contracts	334	-	334	-
Deferred compensation plan assets 1	1,144	1,144	-	-
Total	$28,501	$1,144	$17,933	$9,424
Financial liabilities
Foreign exchange forward contracts	$(91)	$-	$(91)	$-
1.) There is an offsetting liability for the obligation to its employees in Other liabilities

There were no transfers into or out of any of the three measurement levels. Additionally, there were no changes in the fair value of level 3 financial assets for the three month period ended April 30, 2010.

The Company values its investments in equity securities within the deferred compensation plan using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of

Return to Top

mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges by purchasing forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values certain preferred stock investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty. The equity ARS takes into consideration many factors including the credit quality of the issuer and the value of its collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active observable market currently for these securities, they have been classified as a level 3 input.

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments annually or sooner in certain circumstances, such as when there is evidence that impairment may exist.  No assets or liabilities were determined to be impaired during the three months ended April 30, 2010.

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

The fair value of the Company’s property plant and equipment and assets held for sale are reviewed annually for impairment or sooner if circumstances indicate a condition for impairment may exist. For fiscal 2011 assets held for sale consisted of both a building and land that are classified as assets held for sale and are reported as non-current assets in Deposits and other assets within the Consolidated Balance Sheets. The valuation of these assets uses a significant amount of management’s judgment and relies heavily on the information provided by third parties. The current local real estate market, regional comparatives, estimated concessions and transaction costs are all considered when determining the fair value of these assets. Due to the subjective nature of this information and the assumptions made by management the Company has classified the inputs used in valuing these assets as level 3.

The estimated fair value of the Company’s $111.0 million in debt, including the $100 million Senior Notes, recorded at an amortized cost, as of April 30, 2010 was approximately $101.5 million.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.  Due to nature of the information used the Company considers these inputs to be level 2.

8.           Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain loans. It does not hold or issue derivative financial instruments for trading purposes.  The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. As of April 30, 2010 and January 31, 2010 there were no open Net Investment hedges. The cumulative net after-tax gain related to the derivative Net Investment hedges in AOCI as of April 30, 2010 and January 31, 2010 was $5.2 million.

Return to Top

The Company has designated forward exchange contracts on forecasted intercompany purchases and future purchase commitments as Cash Flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is realized in the Consolidated Statements of Earnings.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax gain included in accumulated AOCI at April 30, 2010 is $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment.

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

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)
	April 30, 2010		January 31, 2010
Derivatives designated as hedging instruments	Prepaid and Other	Accrued Expenses	Prepaid and Other	Accrued Expenses

Foreign exchange forward contract in an asset position	$334	$-	$144	$56
Foreign exchange forward contract in a liability position	-	(91)	(56)	(125)
Net derivatives at fair value	$334	$(91)	$88	$(69)

Gain and loss activity related to the Company’s Cash Flow hedges for the three months ended April 30, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2010	2009		2010	2009
Foreign exchange forward contract	$104	$(263)	Cost of goods sold	$185	$353

For the three month period ended April 30, 2010, the Company recorded losses of $0.4 million, compared to a gain of  $0.2 million in the comparable prior year period related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

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

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of April 30, 2010, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified

Return to Top

redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of April 30, 2010 and January 31, 2010, Miles Kimball had approximately $7.6 million and $7.7 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of April 30, 2010 and January 31, 2010, Midwest-CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by a bank and is collateralized by certain of Midwest-CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 0.3% at April 30, 2010.  Payments of interest are required monthly under the terms of the bond.

As of April 30, 2010, ViSalus had $3.3 million of long-term debt outstanding related to notes payable to RAM and ViSalus’ three founders. Under the terms of the notes, interest is accrued at a fixed interest rate of 10.0% in addition to the $0.6 million interest cost as a result of ViSalus achieving certain performance criteria.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $111.0 million total long-term debt (including current portion) at April 30, 2010 was approximately $101.5 million.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

As of April 30, 2010, the Company had $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2011.  As of April 30, 2010, $0.1 million was outstanding under this facility. See Note 2 to the Consolidated Financial Statements for additional information.

As of April 30, 2010 the Company had $2.0 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

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

In accordance with ASC 480-10-S99-3A, the accretion of the redeemable noncontrolling interest’s carrying value in excess of its fair value has been reflected in determining EPS for the Company’s common shareholders for the three month period ended April 30, 2009. As discussed in Note 2, there was no effect on EPS for the three month period ended April 30, 2010 as the Company’s redeemable noncontrolling interest obligation was reversed as management determined it was no longer probable that the Company would be obligated to make future investments.

Return to Top

The components of basic and diluted earnings per share are as follows:

	Three months ended April 30,
(In thousands)	2010	2009
Net earnings attributable to Blyth, Inc.	$4,507	$2,791
Accretion of redeemable noncontrolling interest in excess of fair value	-	356
Earnings available for common shareholders	$4,507	$2,435
Weighted average number outstanding:
Common shares	8,798	8,895
Vested restricted stock units	34	17
Weighted average number of common shares outstanding:
Basic	8,832	8,912
Dilutive effect of stock options and non-vested restricted shares units	40	13
Diluted	8,872	8,925

For the three month period ended April 30, 2010 and 2009, options to purchase 55,725 shares and 66,300 shares, respectively, of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

11.           Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2009	3,842,224	$(398,978)
Treasury stock withheld in connection with long-term incentive plan	3,792	(125)
Balance at April 30, 2009	3,846,016	$(399,103)

Balance at February 1, 2010	3,972,112	$(403,329)
Treasury stock withheld in connection with long-term incentive plan	4,523	(220)
Balance at April 30, 2010	3,976,635	$(403,549)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2009	12,733,209	$255
Common stock issued in connection with long-term incentive plan	13,616	-
Balance at April 30, 2009	12,746,825	$255

Balance at February 1, 2010	12,765,919	$255
Common stock issued in connection with long-term incentive plan	16,646	1
Balance at April 30, 2010	12,782,565	$256

12.           Income Taxes

The Company’s effective tax rate for the three months ended April 30, 2010 and 2009 was 29% and 48%, which resulted in a provision for income taxes of $1.6 million and $2.2 million, respectively.  The effective tax rate for the three months ended April 30, 2010 was primarily affected by the favorable closure of an income tax audit partly offset by the current period accrual of interest on the Company’s income tax reserves.  The higher effective rate in the three months ended April 30, 2009 was primarily related to accrual of interest on the Company’s income tax reserves.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2010 that may be resolved within fiscal 2011 is approximately $0.2 million, as a result of filing amended tax returns, closing of statutes, and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2011 but the amount cannot be estimated.

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest.  Refer to Note 16 of the Consolidated Financial Statements for further details.

Return to Top

13.       Stock Based Compensation

As of April 30, 2010, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of April 30, 2010, 1,020,449 shares were authorized and approximately 810,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of   nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the three months ended April 30, 2010 a total of 35,810 RSUs were granted.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the three months ended April 30, 2010 and 2009 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2010	101,238	$45.31
Granted	35,810	48.69
Vested	(24,576)	70.30
Forfeited	-	-
Nonvested restricted stock and RSUs at April 30, 2010	112,472	40.92	$6,483
Total restricted stock and RSUs at April 30, 2010	152,151	$53.50	$8,770

Compensation expense related to restricted stock and RSUs for three months ended April 30, 2010 and April 30, 2009 was approximately $1.0 million and $1.1 million, respectively. The total recognized tax benefit for the three months ended April 30, 2010 and April 30, 2009 was approximately $0.4 million.

As of April 30, 2010, there was $2.3 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.6 years. As of April 30, 2010, approximately 112,000 restricted stock awards with a weighted average grant date fair value of $40.92 are unvested.  The total unrecognized stock-based compensation cost to be recognized in future periods as of April 30, 2010 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Return to Top

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2010	62,125	$107.68	2.42	$-
Options expired	(6,400)	98.98	-	-
Outstanding and exercisable at April 30, 2010	55,725	$108.68	2.36	$-

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

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories, fragranced bath gels and body lotions and other fragranced products under the PartyLite® brand.  PartyLite also offers gourmet foods under the Two Sisters Gourmet by PartyLite brand name. The Company also holds a controlling interest in ViSalus, a distributor-based business that sells nutritional supplements, energy drinks and weight management products. All direct selling products are sold directly to the consumer through a network of independent sales consultants and distributors.  Products in this segment are sold primarily in North America, Europe and Australia.

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

Return to Top

	Three months ended April 30,
(In thousands)	2010	2009
Net sales
Direct Selling	$139,909	$148,534
Multi-channel Group:
Catalog & Internet	33,731	32,436
Wholesale	27,905	33,754
Subtotal Multi-channel Group	61,636	66,190
Total	$201,545	$214,724
Operating profit (loss)
Direct Selling	$13,075	$13,764
Multi-channel Group:
Catalog & Internet	(2,296)	(1,827)
Wholesale	(3,716)	(6,151)
Subtotal Multi-channel Group	(6,012)	(7,978)
	7,063	5,786
Other expense	(1,313)	(1,161)
Earnings before income taxes	$5,750	$4,625

	April 30, 2010	January 31, 2010
Identifiable assets
Direct Selling	$207,382	$205,615
Multi-channel Group:
Catalog & Internet	58,904	58,040
Wholesale	74,229	81,928
Subtotal Multi-channel Group	133,133	139,968
Unallocated Corporate	160,193	177,410
Total	$500,708	$522,993

15.           Related Party Transactions

As discussed in Note 2 to the Consolidated Financial Statements, the acquisition of ViSalus by Blyth in October 2008 involved related parties. ViSalus is currently owned in part by RAM, which owns a significant noncontrolling interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., Vice President of the Company and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM. Todd A. Goergen was a member of the Board of Managers of ViSalus at the time of acquisition. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 31% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

On February 1, 2010, ViSalus received a financing commitment from the founders and RAM for up to $1.2 million to fund its operations for calendar year 2010, $0.6 million of which has been borrowed as of April 30, 2010.  The loan is due February 28, 2011 and interest accrues at 10% per annum payable quarterly in arrears.  In addition to the 10% interest, the loan requires ViSalus to pay a further lump-sum interest payment at loan maturity at an interest cost of $0.6 million. The loan is secured by ViSalus’ assets and has preference over existing loans from the founders, RAM and the Company.

As of April 30, 2010 ViSalus had a $1.3 million notes payable due to RAM, $2.0 million to the founders, and $3.3 million due to the Company.

As discussed in Note 4 to the Consolidated Financial Statements, the investment in the LLC involves related parties. RAM holds an approximately 16% interest in the LLC. In addition to this interest they also have significant influence on the management of the LLC and representation on its board of managers.

16.           Contingencies

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the net amount of $34.9 million, which includes interest.  In

Return to Top

August 2008, the Company filed a protest of the assessment, which it intends to contest vigorously.  As of April 30, 2010, the Company has a reserve for this matter that it believes is adequate based on existing facts and circumstances.  The ultimate resolution of this matter could exceed the Company’s recorded reserve in the event of an unfavorable outcome of this matter.  It is reasonably possible that losses in excess of the Company’s recorded reserve could be incurred; however, the Company cannot estimate such a loss at this time.

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

Today, annualized net sales are comprised of approximately $610 million in Direct Selling, approximately $175 million in Catalog & Internet and approximately $165 million in our Wholesale segment.  Sales and earnings results differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.

Our current focus is driving sales growth of our brands so we may more fully leverage our infrastructure.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants.  In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and further expand the sales and customer base of our flagship brands.  In the Wholesale segment, sales initiatives are targeted to independent retailers, distributors and national accounts.

RESULTS OF OPERATIONS - Three months ended April 30, 2010 versus 2009:

Net Sales

Net sales for the three months ended April 30, 2010  decreased $13.2 million, or 6%, to $201.5 million, from $214.7 million in the comparable prior year period due to the challenging consumer discretionary spending environment and the soft housing market through the first quarter of fiscal 2011, particularly impacting our U.S. direct selling and wholesale operations.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the three months ended April 30, 2010 decreased $8.6 million, or 6%, to $139.9 million from $148.5 million in the comparable prior year period. PartyLite’s U.S. sales decreased approximately 29% compared to the prior period. These declines were driven primarily a decrease in active independent sales consultants from over 25,000 as of April 30, 2009 to over 21,000 as of April 30, 2010, and fewer shows per consultant, as well as the effects of the current recession and the associated reduction in consumer discretionary spending. Partially offsetting this decline on a U.S. dollar basis were sales increases within PartyLite Canada and PartyLite’s European markets of 11% and 7%, respectively, which was largely attributable to favorable exchange rates.  PartyLite Canada’s sales declined 8% in local currency. PartyLite’s European markets sales increased by 1% in local currency, primarily due to higher sales in France and Austria.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the three months ended April 30, 2010 increased $1.3 million, or 4%, to $33.7 million from $32.4 million in the comparable prior year period.  Sales increased by $1.1 million and $0.6 million for the Miles Kimball and As We Change catalogs, respectively, primarily due to increased catalog circulation versus the comparable prior year period.

Return to Top

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the three months ended April 30, 2010 decreased $5.9 million, or approximately 17% to $27.9 million from $33.8 million in the comparable prior year period. The decrease in sales is primarily due to the large volume of clearance sales within the home and seasonal décor category in the prior year in order to minimize overstock inventories.

Gross Profit

Gross profit for the three months ended April 30, 2010, decreased $2.6 million, or 2%, to $115.2 million from $117.8 million in the comparable prior year period. This decrease is primarily due to a 6% decrease in sales, partially offset by an 11% decrease in Cost of Sales. Gross profit margin for the three months ended April 30, 2010 increased to 57.2% of sales from 54.9% in the comparable prior year period.  The improved gross profit margin is due to a favorable product mix of higher margin sales at Miles Kimball, the consolidation of distribution facilities associated with the merger of Midwest-CBK, and lower promotional costs compared to the prior year within PartyLite.

Selling Expense

Selling expense for the three months ended April 30, 2010, decreased $6.9 million, or 8%, to $78.5 million from $85.4 million in the comparable prior year period. As noted above, the decrease in selling expense is primarily related to the decrease in sales. As a percentage of Net sales, selling expense decreased to 39.0% of net sales for the quarter ended April 30, 2010, compared to 39.8% for the comparable prior year period, as a result of a 10% reduction in direct marketing costs incurred by PartyLite.

Administrative and Other Expense

Administrative and other expense for the three months ended April 30, 2010, increased $3.0 million, or 11%, to $29.6 million from $26.6 million in the comparable prior year period.  The increase in expense is principally due to the non-recurring gain of $1.9 million on the settlement of the Miles Kimball pension plan in fiscal 2010 and an increase of employees at PartyLite’s European entities to support overall growth in these markets.  As a percent of Net sales, administrative expense was 14.7% for the quarter ended April 30, 2010 and 12.4% for the comparable prior year period.

Operating Profit (Loss)

Operating profit for the three months ended April 30, 2010 increased to $7.1 million, compared to $5.8 million in the comparable prior year period. The increase in operating profit is primarily a result of the impact of higher sales in PartyLite’s International markets, lower costs associated with the consolidation of the distribution facilities of Midwest-CBK and the aforementioned decrease in PartyLite’s direct marketing promotional expenses.

Operating Profit - Direct Selling Segment

Operating profit for the three months ended April 30, 2010 in the Direct Selling segment was $13.1 million compared to $13.8 million in the comparable prior year period. The decrease is primarily due to lower sales, partially offset by decreased promotional activities and manufacturing productivity improvements within PartyLite U.S and higher operating profits in PartyLite’s European markets.

Operating Loss - Catalog & Internet Segment

Operating loss for the three months ended April 30, 2010 in the Catalog & Internet segment was $2.3 million compared to $1.8 million in the prior year.  This decline is primarily due to the aforementioned non-recurring gain realized on the pension plan termination of $1.9 million included in the prior year, partially offset by this year’s improved sales and operating profits within the Miles Kimball Company.

Return to Top

Operating Loss - Wholesale Segment

Operating loss for the three months ended April 30, 2010 in the Wholesale segment decreased $2.5 million to $3.7 million versus $6.2 million in the comparable prior year period.  The improvement is primarily the result of distribution and administrative cost savings experienced as a result of the Midwest-CBK merger.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the three months ended April 30, 2010 decreased approximately $0.4 million to $1.8 million from $2.2 million in the comparable prior year period. This decline was due to lower outstanding debt resulting from debt repurchases and the maturity of the 7.90% Senior Notes on October 1, 2009.

Interest income for the three months ended April 30, 2010 decreased approximately $0.3 million to $0.3 million from $0.6 million in the comparable prior year period. The decrease in interest income is primarily due to lower interest rates being earned on invested cash.

Foreign exchange and other income for the three months ended April 30, 2010 was $0.2 million, compared to $0.5 million in the comparable prior year period, due to the affect of foreign exchange gains in the prior year partially offset by $0.4 million gain from the sale of preferred stock in the first quarter of fiscal 2011.

Income Taxes

Our effective tax rate for the three months ended April 30, 2010 and 2009 was 29% and 48%, respectively, which resulted in a provision for income taxes of $1.6 million and $2.2 million, respectively.  The effective tax rate for the three months ended April 30, 2010 was primarily affected by the tax impact of the income tax audit closure offset by the current period accrual of interest on our income tax reserves.  The higher effective rate in the three months ended April 30, 2009 was primarily related to accrual of interest on our income tax reserves.

Net Earnings (Loss) Attributable to Blyth

The Net earnings (loss) attributable to Blyth exclude the earnings (loss) attributable to the noncontrolling interests. The loss attributable to the noncontrolling interest of businesses that we consolidate was $0.4 million for the three months ended April 30, 2010 and April 30, 2009. Included in the Net earnings attributable to Blyth common shareholders in the prior year is an adjustment for the accretion of the redeemable noncontrolling interest in excess of fair value of $0.4 million, which was subsequently reversed since the requirement to purchase additional interests in ViSalus is no longer probable.

The Net earnings attributable to Blyth, Inc. for the three months ended April 30, 2010 was $4.5 million compared to $2.8 million for the same period in fiscal 2010.  The improvement is primarily attributable to improved operating expense management, partially offset by lower sales in relation to comparable prior year periods.

The basic and diluted earnings per share for the three month periods ended April 30, 2010 and April 30, 2009 was $0.51 compared to $0.27, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased $34.0 million to $173.4 million at April 30, 2010 from $207.4 million at January 31, 2010. This decrease in cash during the first quarter of fiscal 2011 was primarily attributed to seasonal changes in working capital requirements.

Cash used in operations was $18.2 million in fiscal 2011. This was a decrease of $30.3 million compared to cash provided by operations of $12.1 million in the prior year.  The decrease in cash from operations is due to higher working capital requirements in part attributed to meeting customer inventory demands and maintaining appropriate inventory levels while minimizing backorders.  We have also endeavored to take advantage of early payment discounts on our accounts payable, thus decreasing the outstanding balance.

Return to Top

On an annual basis we typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses.  Due to the seasonal nature of our businesses we typically do not have positive cash flow from operations until our fourth quarter.  Included in operating earnings were non-cash charges for depreciation and amortization, and amortization of unearned stock-based compensation of $3.6 million and $1.0 million, respectively.

Management is presently increasing inventory purchases in preparation of this year’s forecasted sales, and expect a use of cash exceeding the levels experienced in the prior year. If demand for our products falls short of expectations this could result in us having to maintain higher inventory balances than forecasted and could negatively impact our liquidity. Additionally, the existing credit environment may negatively impact the ability of our customers to obtain credit and consequently could negatively impact our sales and the collection of our receivables. We have taken steps to limit our exposure to our customers’ credit risk, including adjusting payment terms and expanding our credit approval procedures within some of our businesses.

Net cash used in investing activities was $4.8 million in the first three months of fiscal 2011.  The primary use of cash was the purchase of $5.0 million in investments and $1.7 million of net capital expenditures, partially offset by $2.0 million received on the sale of investments.

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

Net cash used in financing activities was $8.4 million.  This was primarily due to dividends paid of $8.8 million.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.  We intend to and may be required to purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. These additional purchases were originally conditioned upon ViSalus meeting certain operating targets in calendar years 2010, 2011 and 2012.  We have the option, but are not required, to acquire the remaining interest in ViSalus if they do not meet these operating targets.  If ViSalus meets its current projected operating targets, the total expected redemption value of the noncontrolling interest will be approximately $4.5 million over calendar years 2011, 2012 and 2013. The purchase prices of the additional investments are equal to a multiple of ViSalus’ earnings before interest, taxes, depreciation and amortization, exclusive of certain extraordinary items. The payment, if any, will be out of existing cash balances and expected future cash flows from operations.

The current status of the United States and global credit and equity markets have made it difficult for many businesses to obtain financing on acceptable terms.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  Obtaining a new credit facility will more than likely require higher interest costs and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings, which may require us to seek other forms of financing, such as term debt, at higher interest rates and additional expense. A significant amount of our cash and cash equivalents are held by our international subsidiaries in foreign banks, and as such may be subject to foreign taxes, unfavorable exchange rate fluctuations and other costs limiting our ability to repatriate funds to the United States.

In addition, if the economic conditions continue to worsen, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, deferred tax assets, goodwill and other intangibles, if the valuation of these assets or businesses decline.

As of April 30, 2010, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2011.  As of April 30, 2010, $0.1 million was outstanding under this facility.

Return to Top

As of April 30, 2010, the Company had $2.0 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by Blyth.

As of April 30, 2010, Miles Kimball had approximately $7.6 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of April 30, 2010, Midwest-CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by a bank.  The loan is collateralized by certain of Midwest-CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 0.3% at April 30, 2010.  Payments of interest are required monthly under the terms of the bond.

As of April 30, 2010, ViSalus had $3.3 million of long-term debt outstanding related to notes payable to RAM and ViSalus’ three founders. Under the terms of the notes, interest is accrued at a fixed interest rate of 10.0% in addition to the $0.6 million interest cost as a result of ViSalus achieving certain performance criteria.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. The new stock repurchase program will become effective after we exhaust the authorized amount under the old repurchase program.  We have not repurchased any shares during the first three months of fiscal 2011. As of April 30, 2010, the cumulative total shares purchased under the original programs was 2,735,570, at a total cost of approximately $228.8 million. The acquired shares are held as common stock in treasury at cost.

On April 13, 2010, the Company announced that it had declared a cash dividend of $0.10 per share of common stock for the six months ended January 31, 2010.  The dividend, authorized at the Company’s April 13, 2010 Board of Directors meeting, was payable to shareholders of record as of May 3, 2010, and was paid on May 17, 2010. The total payment was $0.9 million.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first quarter of fiscal 2011.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Recent Accounting Standards

The following accounting standard will be adopted in subsequent periods:

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This update has changed a portion of our disclosures beginning February 1, 2010 and will change our disclosure in fiscal 2012 regarding the activity within Level 3. This update will not have a material impact on our consolidated financial condition or results of operations.

Return to Top

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

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of April 30, 2010, the Company is subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact.  As of April 30, 2010, we held $10.0 million of auction rate securities, at par value with the effective interest rate below 1% and any decrease in the rate of return would not significantly impact pre-tax earnings.

Investment Risk

We are subject to investment risks on our marketable securities due to market volatility.  As of April 30, 2010 we held $15.0 million in equity instruments which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.  We have, in the past, hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of April 30, 2010 and January 31, 2010 was $5.2 million.

We have designated our forward exchange contracts on forecasted intercompany purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax gain included in accumulated AOCI at April 30, 2010 is $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment.

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

Return to Top

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of April 30, 2010:

	U.S. Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain
Euro	$2,800	1.48	$248

The foreign exchange contracts outstanding have maturity dates through October 2010.

Return to Top

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010.

 (b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of fiscal 2011 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Return to Top

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter of the fiscal year ending January 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased2	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2010 – February 28, 2010	-	$-	-	1,764,430
March 1, 2010 – March 31, 2010	-	-	-	1,764,430
April 1, 2010 – April 30, 2010	-	-	-	1,764,430
Total	-	-	-	1,764,430

1 On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program, five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which will become effective after we exhaust the authorized amount under the old repurchase program.  As of April 30, 2010, we have purchased a total of 2,735,570 shares of Common Stock under the old repurchase program.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split executed in fiscal 2009.

 2 This does not include the 4,523 shares that we withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

Item 3.    Defaults upon Senior Securities

None

Return to Top

Item 4.    Removed and Reserved

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

BLYTH, INC.

Date:                June 4, 2010                                                                By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                June 4, 2010                                                                By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer

Return to Top