Form 10-Q
period 2010-10-31
BLYTH INC
filed 2010-12-03
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

8,230,501 Common Shares as of November 30, 2010

Return to Top

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2010	2010
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,967	$207,394
Short-term investments	-	5,000
Accounts receivable, less allowance for doubtful receivables of $1,965 and $2,243, respectively	58,714	18,694
Inventories	133,065	102,203
Prepaid and other	28,105	23,997
Deferred income taxes	6,032	6,769
Total current assets	342,883	364,057
Property, plant and equipment, at cost: Less accumulated depreciation of $208,190 and $202,808, respectively	103,733	107,987
Other assets:
Investments	17,139	19,072
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $13,071 and $12,254, respectively	11,359	12,176
Other assets	14,200	17,403
Total other assets	44,996	50,949
Total assets	$491,612	$522,993
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,301	$582
Accounts payable	50,333	57,338
Accrued expenses	66,316	60,895
Dividends payable	827	8,826
Income taxes payable	1,026	4,913
Total current liabilities	119,803	132,554
Deferred income taxes	1,506	686
Long-term debt, less current maturities	109,841	109,962
Other liabilities	24,350	24,984
Commitments and contingencies	-	-
Redeemable noncontrolling interest	(2,547)	(1,470)
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 12,789,925 shares and 12,765,919 shares, respectively	256	255
Additional contributed capital	146,130	144,233
Retained earnings	500,640	494,524
Accumulated other comprehensive income	15,759	20,591
Treasury stock, at cost, 4,560,528 and 3,972,112 shares, respectively	(424,189)	(403,329)
Total stockholders' equity	238,596	256,274
Noncontrolling interest	63	3
Total equity	238,659	256,277
Total liabilities and equity	$491,612	$522,993

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)
	Three months ended October 31,		Nine months ended October 31,
(In thousands, except per share data)	2010	2009	2010	2009
Net sales	$215,472	$221,578	$597,653	$635,656
Cost of goods sold	104,779	106,545	271,715	296,902
Gross profit	110,693	115,033	325,938	338,754
Selling	76,362	83,557	223,781	245,707
Administrative and other	28,591	28,491	85,220	82,425
Goodwill and other intangibles impairment	-	-	-	16,498
Total operating expense	104,953	112,048	309,001	344,630
Operating profit (loss)	5,740	2,985	16,937	(5,876)
Other expense (income):
Interest expense	1,794	1,905	5,350	6,140
Interest income	(223)	(206)	(742)	(1,092)
Foreign exchange and other	137	1,663	674	981
Total other expense	1,708	3,362	5,282	6,029
Earnings (loss) before income taxes	4,032	(377)	11,655	(11,905)
Income tax expense	1,910	1,062	4,735	2,940
Net earnings (loss)	2,122	(1,439)	6,920	(14,845)
Less: Net loss attributable to the noncontrolling interests	(458)	(469)	(908)	(748)
Net earnings (loss) attributable to Blyth, Inc.	$2,580	$(970)	$7,828	$(14,097)

Basic:
Net earnings (loss) attributable per Blyth, Inc. common share	$0.31	$(0.11)	$0.92	$(1.58)
Weighted average number of shares outstanding	8,267	8,930	8,527	8,922
Diluted:
Net earnings (loss) attributable per Blyth, Inc. common share	$0.31	$(0.11)	$0.91	$(1.58)
Weighted average number of shares outstanding	8,313	8,930	8,572	8,922
Cash dividend declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these financial statements.

Return to Top
BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)
	Blyth, Inc.'s Stockholders
				Accumulated				Redeemable
		Additional		Other				Noncontrolling
	Common	Contributed	Retained	Comprehensive	Treasury	Noncontrolling	Total	Interest	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Equity	(Temporary Equity)	Income (Loss)
For the nine months ended October 31, 2009:
Balance, February 1, 2009	$255	$141,307	$486,548	$19,366	$(398,978)	$-	$248,498	$893
Net earnings (loss) for the period			(14,097)			155	(13,942)	(903)	$(14,845)
Distribution to noncontrolling interest						(161)	(161)
Foreign currency translation adjustments (net of tax benefit of $2,050)				7,035			7,035		7,035
Net unrealized gain on certain investments (net of tax liability of $226)				367			367		367
Realized loss on permanent impairment of investment (net of tax benefit of $197)				322			322		322
Realized gain on pension termination (net of tax of $749)				(1,153)			(1,153)		(1,153)
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $309)				(569)			(569)		(569)
Comprehensive loss									(8,843)
Comprehensive loss attributable to the noncontrolling interests									748
Comprehensive loss attributable to Blyth, Inc.									$(8,095)
Stock-based compensation		2,592					2,592
Dividends declared ($.20 per share)			(1,786)				(1,786)
Reversal of accretion of redeemable noncontrolling interest			893				893	(893)
Treasury stock purchases					(901)		(901)
Balance, October 31, 2009	$255	$143,899	$471,558	$25,368	$(399,879)	$(6)	$241,195	$(903)

For the nine months ended October 31, 2010:
Balance, February 1, 2010	$255	$144,233	$494,524	$20,591	$(403,329)	$3	256,277	$(1,470)
Net earnings (loss) for the period			7,828			169	7,997	(1,077)	$6,920
Distribution to noncontrolling interest						(109)	(109)
Foreign currency translation adjustments (net of tax liability of $3,742)				(4,544)			(4,544)		(4,544)
Net unrealized gain on certain investments (net of tax liability of $145)				364			364		364
Net unrealized gain on net investment hedging instruments (net of tax liability of $29)				54			54		54
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $381)				(706)			(706)		(706)
Comprehensive Income									2,088
Comprehensive loss attributable to the noncontrolling interests									908
Comprehensive Income attributable to Blyth, Inc.									$2,996
Common stock issued in connection with long-term incentive plan	1	(1)					-
Stock-based compensation		1,898					1,898
Dividends declared ($0.20 per share)			(1,712)				(1,712)
Treasury stock purchases 1					(20,860)		(20,860)
Balance, October 31, 2010	$256	$146,130	$500,640	$15,759	$(424,189)	$63	$238,659	$(2,547)
1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine months ended October 31 (In thousands)	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$6,920	$(14,845)
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,211	12,254
Gain on sale of assets	(318)	(863)
Stock-based compensation expense	1,898	2,362
Deferred income taxes	4,232	(2,651)
Gain on pension plan termination	-	(1,902)
Goodwill and other intangibles impairment	-	16,498
Impairment of assets	500	1,226
Other	20	75
Changes in operating assets and liabilities, net of efect of business acquisitions and divestitures:
Accounts receivable	(39,994)	(16,800)
Inventories	(31,181)	16,868
Prepaid and other	(4,216)	(4,488)
Other long-term assets	1,881	619
Accounts payable	(5,532)	5,881
Accrued expenses	6,032	3,832
Income taxes payable	(3,581)	(3,552)
Other liabilities and other	(6,044)	362
Net cash (used in) provided by operating activities	(59,172)	14,876
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(6,645)	(4,080)
Purchases of short-term investments	(5,000)	-
Proceeds from short-term investments	10,000	-
Purchases of long-term investments	-	(390)
Proceeds from sale of long-term investments	2,237	2,110
Proceeds from sale of assets, net of costs	21	3,939
Cash settlement of net investment hedges	-	6,563
Net cash provided by investing activities	613	8,142
Cash flows from financing activities:
Purchases of treasury stock	(20,558)	(540)
Borrowings on long-term debt	840	-
Repayments on long-term debt	(407)	(37,657)
Payments on capital lease obligations	(80)	(170)
Dividends paid	(9,710)	(892)
Distributions to noncontrolling interest	(109)	(161)
Net cash used in financing activities	(30,024)	(39,420)
Effect of exchange rate changes on cash	(1,844)	(1,366)
Net decrease in cash and cash equivalents	(90,427)	(17,768)
Cash and cash equivalents at beginning of period	207,394	146,424
Cash and cash equivalents at end of period	$116,967	$128,656

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blyth, Inc. (the “Company”) is a multi-channel company competing primarily in the home fragrance and decorative accessories markets.  The Company designs, markets and distributes an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as products for the foodservice trade, nutritional supplements and weight management products. The Company competes primarily in the global home expressions industry and its products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.

1.           Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  The investment in a company that is not majority owned or controlled is reported using the equity method and is recorded as an investment.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31.  European operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of October 31, 2010 and the consolidated results of its operations for the three and nine month periods ended October 31, 2010 and 2009, and cash flows for the nine month periods ended October 31, 2010 and 2009. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the fiscal year ended January 31, 2010, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three and nine months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the guidance of ASC 810, “Consolidation”, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (“VIE”) and requires that the entity identify the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. This amendment also requires an ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in the VIE. The amendment is effective for reporting periods beginning after November 15, 2009 and as such was adopted by the Company as of February 1, 2010.  The adoption of this standard did not have an impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”).

Return to Top

ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s early adoption of this update did not have an impact on the consolidated financial condition or results of operations.

Subsequent Events

The Company assessed events occurring subsequent to October 31, 2010 through the date the consolidated financials were filed for potential recognition and disclosure.

On November 15, 2010, the Board of Directors declared a special cash dividend of $1.00 per share on the Company's common stock, for a total dividend payment of approximately $8.2 million.  The special dividend was payable to shareholders of record as of December 1, 2010 and will be paid on December 15, 2010.

2.           Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of vitamins, weight management products and other related nutritional supplements, through a series of investments.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. Additionally, as provided in the acquisition agreement, and amended in September 2009, the Company has provided ViSalus with a $3.0 million revolving credit facility through July 2014, of which $3.0 million was outstanding as of October 31, 2010.  The Company may be required to make additional purchases of ViSalus’ equity interest to increase our equity ownership over time to 57.5%, 72.7% and 100.0%.  These additional purchases are conditioned upon ViSalus meeting certain operating targets in calendar years 2010, 2011 and 2012.  The purchase prices of the additional investments are based on ViSalus’ future operating results.  The Company has the option to acquire the remaining interest in ViSalus, even if they do not meet the predefined operating targets.

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

As discussed above, the Company is required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets.  As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company had begun recognizing these noncontrolling interests outside of permanent equity and accreted changes in their redemption value through the date of redemption during the time

Return to Top

at which it was probable that the noncontrolling interests would be redeemed.  The accretion of the redemption value had been recognized as a charge to retained earnings, and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential was reflected in the Company’s earnings per share (“EPS”).  During the second quarter of fiscal 2010 ViSalus’ revenue forecast for the prior fiscal year was revised downward as a result of lower demand for its product, reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly, management reduced its long-term forecasts in response to the weakening demand for its products. The revisions in ViSalus’ near-term and long-term projections have resulted in management concluding that it is no longer probable that Blyth would be obligated to purchase the remaining ownership interest in ViSalus. Accordingly, during the second quarter of fiscal 2010, the Company reversed both its accretion of its redeemable noncontrolling interest to zero and the previous EPS accretion adjustment for the portion in excess of fair value. As of October 31, 2010, the redeemable noncontrolling interest reflects only the allocation of losses equivalent to the noncontrolling interest’s share of ViSalus, as a result of this redemption feature no longer being probable. If ViSalus meets its current projected operating targets, the total expected redemption value of noncontrolling interest will be approximately $19.4 million paid through 2014. However, at these levels Blyth would not be obligated to purchase the remaining interest in ViSalus but could do so at its discretion. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections. Upon expiration of the redemption feature the entire amount of noncontrolling interest will be reclassified into the Equity section of the Consolidated Balance Sheets.

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

On February 1, 2010, ViSalus received a financing commitment from the founders and RAM for up to $1.2 million to fund its operations for calendar year 2010, $0.6 million of which has been borrowed as of October 31, 2010. The loan is due February 28, 2011 and interest accrues at 10% per annum payable quarterly in arrears.  In addition to the 10% interest, the loan requires ViSalus to pay a further lump-sum interest payment at maturity of $0.6 million in addition to its principal amount due.  In April 2010, the Company also loaned ViSalus an additional $0.3 million which is due on February 28, 2011. The loan accrues interest at 10% per annum payable quarterly in arrears.  These loans are secured by ViSalus’ assets and have preference over all existing loans from the founders, RAM and the Company.

As of October 31, 2010, ViSalus had outstanding notes payable, excluding interest, to RAM and the founders of $3.2 million, in addition to $3.3 million due to Blyth.

3.           Restructuring Charges

During fiscal 2007, the Company initiated a restructuring plan within the North American operations of the Company’s Direct Selling segment. As of October 31, 2010, the Company had an accrual for approximately $0.8 million for restructuring charges relating to a lease obligation. The Company may incur additional charges if certain sub-lease income assumptions are less than anticipated. The remaining lease payments will be made through fiscal 2013.

Return to Top

The following is a tabular rollforward of the lease obligation accrual described above, included in Accrued expenses:

(In thousands)	Lease Obligation
Balance at January 31, 2010	$1,327
Change in estimate during fiscal 2011	71
Payments made in fiscal 2011	(596)
Balance at October 31, 2010	$802

4.           Investments

The Company’s investments as of October 31, 2010 consisted of a number of financial securities including equity securities, preferred stocks, certificates of deposit, and an investment in a limited liability company.  The Company accounts for its investments in equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities”.

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	October 31, 2010			January 31, 2010
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Equity securities	$14,620	$14,614	$(6)	$16,103	$15,680	$(423)
Certificates of deposit	2,065	2,065	-	7,413	7,413	-
Total available for sale investments	$16,685	$16,679	$(6)	$23,516	$23,093	$(423)
Equity method investment in LLC 2		460			979
Total investments		$17,139			$24,072

1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset. The equity securities consist of $10.0 million for ARS and $4.6 million  for preferred stock as of October 31, 2010. The basis for the preferred stock was their fair value as of February 1, 2009, the date that they were reclassified from trading to available for sale.

2) The equity method investment is reported at cost, adjusted by the Company's proportionate share of investee's earnings or loss. This may not be equal to the investment's fair market value. The Company recorded an impairment charge of $0.5 million for the nine months ended October 31, 2010.

    Short-term investments held as of January 31, 2010 consisted of $5.0 million of certificates of deposit that have a maturity greater than three months but less than twelve months.  These investments are recorded at cost and interest earned is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

As of October 31, 2010 and January 31, 2010, the Company held $5.3 million and $6.3 million of preferred stock investments which are classified as long-term available for sale securities. Unrealized gains and/or losses on these investments that are considered temporary are recorded in AOCI.  These securities are valued based on quoted prices in inactive markets. During the three and nine months ended October 31, 2010, the Company recorded an unrealized gain net of tax of $0.1 million and $0.3 million, respectively, in AOCI.

The Company holds an equity auction rate security (“ARS”) which is classified as a long-term available for sale investment. Realized gains and losses on this security are determined using the specific identification method and are recorded in Foreign exchange and other in the Consolidated Statements of Earnings (Loss). Unrealized losses on these securities that are considered temporary and are not the result of a credit loss are recorded in AOCI.  Unrealized losses that are considered other than temporary are recorded in Foreign exchange and other.

As of October 31, 2010 and January 31, 2010, the Company held $9.3 million and $9.4 million, respectively of an ARS classified as available-for-sale securities. ARS are instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined intervals in days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company had generally invested in these securities for short periods of time as part of its cash management program. The Company’s auction rate security held as of October 31, 2010 is a AAA/Aaa rated investment in a closed-end fund consisting of preferred stock of various utilities that maintain assets equal to or greater than 200% of the liquidation preference of its preferred stock. This security’s valuation considered the financial conditions of the issuer, as well as the value of the collateral.  The Company has assessed the credit risk associated with the ARS to be minimal. If the credit ratings of the issuer or the collateral deteriorate, the Company may adjust the carrying value of this investment.

Return to Top

The weakness within the credit markets has prevented the Company and other investors from liquidating all of their holdings by selling their securities at par value. Historically, the par value of these ARS approximated fair value as a result of the resetting of the interest rate. In the first quarter of fiscal 2009 market auctions, including auctions for substantially all the Company’s ARS, began to fail due to insufficient buyers. As a result of these failed auctions and the uncertainty of when these securities could successfully be liquidated at par (liquidity risk), the Company recorded a pre-tax unrealized loss of $0.7 million to AOCI as of October 31, 2010 and classified these securities as non-current investments. This instrument has been in a continuous loss position for greater than 12 months, however the Company deems the ARS to be temporarily impaired as management has made the decision to hold the investment until it can be redeemed at par value and the underlying liquidity of the issuer does not indicate that a condition of a permanent impairment exists.

The following table summarizes the proceeds and realized gains and losses on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss). Gains and losses are calculated using the specific identification method.

(In thousands)	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Net proceeds	$141	$359	$1,889	$973
Realized gains (losses)	$10	$(12)	$406	$(15)

The Company holds an investment in a limited liability company (“LLC”) obtained through its ViSalus acquisition. The LLC is accounted for under the equity method as the Company holds a minority interest in this company. The Company recorded an impairment charge of $0.5 million for the three month period ended October 31, 2010, reflecting a downward revision of its current and long term forecasted revenue and profits. This impairment was recorded in the Consolidated Statement of Earnings (Loss) in Foreign exchange and other. As Blyth owns a 43.6% share in ViSalus, a portion of this impairment is attributable to noncontrolling interest and therefore, the net impairment recorded to Blyth’s Net earnings is $0.2 million. The investment in this LLC involves related parties as discussed in Note 15.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit.  These investments are recorded at cost and interest earned is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of October 31, 2010 and January 31, 2010, the fair value of these securities was $0.9 million and $1.0 million, respectively.  These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

5.           Inventories

The components of inventory are as follows:

(In thousands)	October 31, 2010	January 31, 2010
Raw materials	$8,171	$8,482
Work in process	478	-
Finished goods	124,416	93,721
Total	$133,065	$102,203

As of October 31, 2010 and January 31, 2010, the inventory valuation reserves totaled $14.8 million and $14.4 million, respectively.

Return to Top

6.           Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

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

As of October 31, 2010, the gross value of all goodwill, by operating segment, was $98.0 million in the Wholesale segment, $77.7 million in the Catalog & Internet segment and $15.5 million in the Direct Selling segment. As of January 31, 2010 and October 31, 2010 the carrying amount of the Company’s goodwill, all within the Direct Selling segment, was $2.3 million.

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

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake in fiscal 2004 and As We Change during fiscal 2009, which are reported in the Catalog & Internet segment and ViSalus, acquired during fiscal 2009, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually as of January 31st, or sooner if circumstances indicate a condition of impairment may exist. As of October 31, 2010, there were no indications that a review was necessary.

Return to Top

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

As of October 31, 2010, the gross value of all indefinite trade names and trademarks by segment was $28.1 million in the Catalog & Internet segment and $4.2 million in the Direct Selling segment. The gross value of all customer relationships by segment was $15.4 million in the Catalog & Internet segment and $0.3 million in the Direct Selling segment.

 Other intangible assets, by segment, consisted of the following:

	Direct Selling Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at January 31, 2010	$1,100	$7,850	$3,226	$8,950	$3,226
Amortization	-	-	(817)	-	(817)
Other intangibles at October 31, 2010	$1,100	$7,850	$2,409	$8,950	$2,409

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  Amortization expense for other intangible assets was $0.8 million and $1.1 million for the nine months ended October 31, 2010 and 2009, respectively.  The estimated annual amortization expense for fiscal year 2011 is $1.1 million.  The estimated amortization expense for the next five fiscal years beginning with fiscal 2012 is as follows:  $0.7 million, $0.6 million, $0.6 million, $0.1 million and an insignificant amount to be amortized in fiscal 2016.

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

Return to Top

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of the measurement date, October 31, 2010, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of October 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,065	$-	$2,065	$-
Equity securities - auction rate securities	9,319	-	-	9,319
Equity securities - preferred stock	5,295	-	5,295	-
Foreign exchange forward contracts	109	-	109	-
Deferred compensation plan assets 1	912	912	-	-
Total	$17,700	$912	$7,469	$9,319
Financial liabilities
Foreign exchange forward contracts	$(89)	$-	$(89)	$-
1) There is an offsetting liability for the obligation to its employees in Other liabilities

The table below summarizes the changes in the fair value of level 3 financial assets and liabilities for the nine month period ended October 31, 2010:

(In thousands)	Significant unobservable inputs (Level 3)
Fair value February 1, 2010	$9,424
Unrealized loss 1	(105)
Fair value October 31, 2010	$9,319
1) These unrealized gains/losses on our available for sale investments are recorded as a component of accumulated other comprehensive income.

The Company values its investments in equity securities within the deferred compensation plan using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges by purchasing forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company classifies its preferred stock investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty. The equity ARS takes into consideration many factors including the credit quality of the issuer and the value of its collateral, the Company’s discounted cash flow analysis and input from broker-dealers in these types of securities. Since there is not an active observable market currently for these securities, they have been classified as a level 3 input.

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Return to Top

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, investments using the equity method of accounting, goodwill, intangibles and other assets. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments annually or sooner in certain circumstances, such as when there is evidence that impairment may exist. The Company recorded an impairment charge to its equity method investment of $0.5 million for the three month period ended October 31, 2010, reflecting a downward revision of its current and long term forecasted revenue and profits. This impairment was recorded in the Consolidated Statement of Earnings (Loss) in Foreign exchange and other. As Blyth owns a 43.6% share in ViSalus, a portion of this impairment is attributable to noncontrolling interest and therefore, the net impairment recorded to Blyth’s Net earnings is $0.2 million. Due to the subjective nature of this information and the assumptions made by management, the Company has classified the inputs used in valuing these assets as level 3.

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

The fair value of the Company’s property plant and equipment and assets held for sale are reviewed annually for impairment or sooner if circumstances indicate a condition for impairment may exist. For fiscal 2011 assets held for sale consisted of both a building and land that are classified as assets held for sale and are reported as non-current assets in Other assets within the Consolidated Balance Sheets. The valuation of these assets uses a significant amount of management’s judgment and relies heavily on the information provided by third parties. The current local real estate market, regional comparatives, estimated concessions and transaction costs are all considered when determining the fair value of these assets. Due to the subjective nature of this information and the assumptions made by management, the Company has classified the inputs used in valuing these assets as level 3.

The estimated fair value of the Company’s $111.1 million in debt, including the $100 million Senior Notes, recorded at an amortized cost, as of October 31, 2010 was approximately $104.9 million.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.  Due to the nature of the information used the Company considers these inputs to be level 2.

8.           Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes.  The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of October 31, 2010, there were three outstanding Net Investment hedges. As of January 31, 2010, there were no outstanding Net Investment hedges. The cumulative net after-tax gain related to Net Investment hedges in AOCI as of October 31, 2010 and January 31, 2010 was $5.3 million and $5.2 million, respectively.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as Fair Value hedges.  The gains or losses on the Fair Value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as Cash Flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is realized in the Consolidated Statements of Earnings (Loss).  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax loss included in accumulated AOCI at October 31, 2010 is $0.6 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment.

Return to Top

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through August 2011.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)
	October 31, 2010		January 31, 2010
Derivatives designated as hedging instruments	Prepaid and Other	Accrued Expenses	Prepaid and Other	Accrued Expenses

Foreign exchange forward contracts in an asset position	$109	$40	$144	$56
Foreign exchange forward contracts in a liability position	(89)	(1,053)	(56)	(125)
Net derivatives at fair value	$20	$(1,013)	$88	$(69)

Gain and loss activity related to the Company’s Cash Flow hedges for the three and nine months ended October 31, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2010	2009		2010		2009
				Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Foreign exchange forward contracts	$(1,087)	$(878)	Cost of goods sold	$(74)	$337	$(868)	$(842)

As of October 31, 2010, the Company recorded a gain of $0.1 million compared to $0.7 million in the prior year period to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

For the nine month period ended October 31, 2010, the Company recorded losses of $0.6 million, compared to a loss of  $1.0 million in the comparable prior year period related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

For the three month period ended October 31, 2010, the Company recorded a loss of $0.5 million, compared to a loss of  $0.1 million in the comparable prior year period related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

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

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of October 31, 2010, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified  redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

Return to Top

As of October 31, 2010 and January 31, 2010, Miles Kimball had approximately $7.4 million and $7.7 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of October 31, 2010 and January 31, 2010, Midwest-CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by a bank and is collateralized by certain of Midwest-CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 0.6% at October 31, 2010.  Payments of interest are required monthly under the terms of the bond.

As of October 31, 2010, ViSalus had two long-term loans totaling $3.2 million outstanding related to notes payable to RAM and ViSalus’ three founders. Under the terms of the notes, interest is accrued at a fixed annual interest rate of 10.0% in addition to the $0.6 million interest cost as a result of ViSalus achieving certain performance criteria (see Note 2 to the Consolidated Financial Statements for additional information).

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $111.1 million total long-term debt (including current portion) at October 31, 2010 was approximately $104.9 million.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

As of October 31, 2010, the Company had $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2011.  As of October 31, 2010, an insignificant amount was outstanding under this facility.

As of October 31, 2010, the Company had $2.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

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

The components of basic and diluted earnings per share are as follows:

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2010	2009	2010	2009
Net earnings (loss) attributable to Blyth, Inc.	$2,580	$(970)	$7,828	$(14,097)
Weighted average number outstanding:
Common shares	8,229	8,905	8,489	8,901
Vested restricted stock units	38	25	38	21
Weighted average number of common shares outstanding:
Basic	8,267	8,930	8,527	8,922
Dilutive effect of stock options and non-vested restricted share units	46	-	45	-
Diluted	8,313	8,930	8,572	8,922
Basic earnings per share	$0.31	$(0.11)	$0.92	$(1.58)
Diluted earnings per share	$0.31	$(0.11)	$0.91	$(1.58)

For the three and nine month periods ended October 31, 2010 and 2009, options to purchase 49,225 and 62,875 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

Return to Top

11.           Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2009	3,842,224	$(398,978)
Treasury stock purchases	15,268	(540)
Treasury stock withheld in connection with long-term incentive plan	9,588	(361)
Balance at October 31, 2009	3,867,080	$(399,879)

Balance at February 1, 2010	3,972,112	$(403,329)
Treasury stock purchases	582,032	(20,558)
Treasury stock withheld in connection with long-term incentive plan	6,384	(302)
Balance at October 31, 2010	4,560,528	$(424,189)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2009	12,733,209	$255
Common stock issued in connection with long-term incentive plan	31,715	-
Balance at October 31, 2009	12,764,924	$255

Balance at February 1, 2010	12,765,919	$255
Common stock issued in connection with long-term incentive plan	24,006	1
Balance at October 31, 2010	12,789,925	$256

12.           Income Taxes

The Company’s effective tax rate for the nine months ended October 31, 2010 was 40.6%, resulting in an income tax expense of $4.7 million, compared to the prior year effective tax rate of a negative 24.7%, resulting in an income tax expense of $2.9 million. The current year’s effective tax rate is affected by operating losses incurred in various international jurisdictions for which no tax benefit was recorded as well as recording of a reserve for various income tax audits, including current period interest on the Company’s income tax reserves. Included in last year’s pre-tax operating loss of $11.9 million was the ViSalus goodwill impairment of $13.2 million and operating losses incurred in various international jurisdictions for which no tax benefit was recorded.

The effective tax rate for the three months ended October 31, 2010 was 47.4% compared to a negative 281.7% in the prior year.  The current quarter’s effective tax rate is primarily affected by operating losses incurred in various international jurisdictions for which no tax benefit was recorded, as well as recording of current period interest on the Company’s income tax reserves. The effective tax rate for the three months ended October 31, 2009 was primarily affected by the fiscal 2009 income tax return-to-provision adjustments, as well as operating losses incurred in various international jurisdictions for which no tax benefit was recorded.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2010 that may be resolved within the next 12 months is approximately $0.4 million, as a result of the filing of amended tax returns, closing of statutes, and audit settlements.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2011, however the amount cannot be reasonably estimated.

Return to Top

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest.  The state department of revenue has subsequently reduced this amount to $16.9 million, including interest.  In October 2010, the department of revenue auditor advised the Company that the department expects to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.2 million, including interest and penalties. The Company intends to vigorously protest all of these assessments.  As of October 31, 2010, the Company has a reserve for these matters that it believes is adequate based on existing facts and circumstances.  The ultimate resolution of these matters could exceed the Company’s recorded reserve in the event of an unfavorable outcome.  It is reasonably possible that losses in excess of the Company’s recorded reserve could be incurred; however, the Company cannot estimate such a loss at this time.

13.       Stock Based Compensation

As of October 31, 2010, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of October 31, 2010, 1,020,449 shares were authorized and approximately 810,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the nine months ended October 31, 2010, a total of 41,060 RSUs were granted.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three and nine months ended October 31, 2010 and 2009 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

			Aggregate
		Weighted Average	Intrinsic Value
	Shares	Grant Date Fair Value	(In thousands)
Nonvested restricted stock and RSUs at January 31, 2010	101,238	$45.31
Granted	41,060	46.98
Vested	29,838	66.77
Forfeited	7,853	37.29
Nonvested restricted stock and RSUs at October 31, 2010	104,607	40.45	$4,197
Total restricted stock and RSUs at October 31, 2010	142,188	$52.64	$5,705

Return to Top

    Compensation expense related to restricted stock and RSUs for three and nine months ended October 31, 2010 was approximately $0.6 million and $1.9 million, respectively.  Compensation expense related to restricted stock and RSUs for three and nine months ended October 31, 2009 was approximately $0.7 million and $2.4 million, respectively. The total recognized tax benefit for the three and nine months ended October 31, 2010 was approximately $0.2 million and $0.7 million, respectively.  The total recognized tax benefit for the three and nine months ended October 31, 2009 was approximately $0.3 million and $0.8 million, respectively.

As of October 31, 2010, there was $1.5 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.6 years. As of October 31, 2010, 104,607 restricted stock awards with a weighted average grant date fair value of $40.45 are unvested.  The total unrecognized stock-based compensation cost to be recognized in future periods as of October 31, 2010 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

			Weighted Average
	Option	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at January 31, 2010	62,125	$107.68	2.42	$-
Options expired	(12,900)	103.94	-	-
Outstanding and exercisable at October 31, 2010	49,225	$108.66	1.91	$-

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

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2010	2009	2010	2009
Net sales
Direct Selling	$117,198	$131,118	$367,299	$402,969
Multi-channel Group:
Catalog & Internet	35,087	38,678	102,573	108,004
Wholesale	63,187	51,782	127,781	124,683
Subtotal Multi-channel Group	98,274	90,460	230,354	232,687
Total	$215,472	$221,578	$597,653	$635,656
Operating profit (loss)
Direct Selling	$428	$1,370	$18,785	$4,530
Multi-channel Group:
Catalog & Internet	658	(1,139)	(2,764)	(5,760)
Wholesale	4,654	2,754	916	(4,646)
Subtotal Multi-channel Group	5,312	1,615	(1,848)	(10,406)
	5,740	2,985	16,937	(5,876)
Other expense	(1,708)	(3,362)	(5,282)	(6,029)
Earnings (loss) before income taxes	$4,032	$(377)	$11,655	$(11,905)

	October 31, 2010	January 31, 2010
Identifiable assets
Direct Selling	$222,145	$205,615
Multi-channel Group:
Catalog & Internet	66,092	58,040
Wholesale	112,423	81,928
Subtotal Multi-channel Group	178,515	139,968
Unallocated Corporate	90,952	177,410
Total	$491,612	$522,993

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

On February 1, 2010, ViSalus received a financing commitment from the founders and RAM for up to $1.2 million to fund its operations for calendar year 2010, $0.6 million of which has been borrowed as of October 31, 2010.  The loan is due February 28, 2011 and interest accrues at 10% per annum payable quarterly in arrears.  In addition to the 10% interest, the loan requires ViSalus to pay a further lump-sum interest payment at loan maturity of $0.6 million. The loan is secured by ViSalus’ assets and has preference over existing loans from the founders, RAM and the Company.

As of October 31, 2010, ViSalus had a $1.3 million notes payable due to RAM, $1.9 million to the founders, and $3.3 million due to the Company.

Return to Top

    As discussed in Note 4 to the Consolidated Financial Statements, the investment in the LLC involves related parties. RAM holds an approximately 18% interest in the LLC. In addition to this interest, they also have significant influence on the management of the LLC and representation on its board of managers.

16.           Contingencies

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest.  The state department of revenue has subsequently reduced this amount to $16.9 million, including interest.  In October 2010, the department of revenue auditor advised the Company that the department expects to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.2 million, including interest and penalties.  The Company intends to vigorously protest all of these assessments.  As of October 31, 2010, the Company has a reserve for these matters that it believes is adequate based on existing facts and circumstances.  The ultimate resolution of these matters could exceed the Company’s recorded reserve in the event of an unfavorable outcome.  It is reasonably possible that losses in excess of the Company’s recorded reserve could be incurred; however, the Company cannot estimate such a loss at this time.

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

Annualized net sales for fiscal 2010 were comprised of approximately $635 million in Direct Selling, approximately $166 million in Catalog & Internet and approximately $157 million in our Wholesale segment.  Sales and earnings results differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.

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

RESULTS OF OPERATIONS - Three and nine months ended October 31, 2010 versus 2009:

Net Sales

Net sales for the nine months ended October 31, 2010 decreased $38.0 million, or 6%, to $597.7 million, from $635.7 million in the comparable prior year period due to the challenging consumer discretionary spending environment that is impacting our business segments in the U.S. and internationally.

Net sales for the three months ended October 31, 2010  decreased $6.1 million, or 3%, to $215.5 million, from $221.6 million in the comparable prior year period due to the continued weaknesses in the consumer discretionary spending environment that is impacting our business segments in the U.S. and internationally.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the nine months ended October 31, 2010 decreased $35.7 million, or 9%, to $367.3 million from $403.0 million in the comparable prior year period. PartyLite’s U.S. sales decreased 25% compared to the prior year due to the impact of continued weakness in consumer discretionary spending and a decline in active independent sales consultants and shows per consultant, year over year. PartyLite Europe’s sales decreased 4% in U.S. dollars and 2% in local currency, in addition, PartyLite Canada’s sales decreased 7% in U.S. dollars and 16% in local currency. Partially offsetting PartyLite’s lower sales were higher sales at ViSalus.

Net sales in the Direct Selling segment for the three months ended October 31, 2010 decreased $13.9 million, or 11%, to $117.2 million from $131.1 million in the comparable prior year period. PartyLite’s U.S. sales decreased 23% compared to the prior period. This decline is driven primarily by a decrease in active independent sales consultants and fewer shows per consultant, as well as weak consumer discretionary spending. PartyLite Canada’s sales decreased 16% in U.S. dollars and 19% in local currency, driven primarily by the same factors as PartyLite U.S.  PartyLite Europe’s sales decreased 11% in U.S. dollars or 2% in local currency, which management believes is attributable to the weakened economy within the European Union.

Return to Top

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the nine months ended October 31, 2010 decreased $5.4 million, or 5%, to $102.6 million from $108.0 million in the comparable prior year period. This decrease is due to lower consumer discretionary spending and circulation reductions in certain of the Miles Kimball Company catalogs, as well as lower sales for Boca Java.

Net sales in the Catalog & Internet segment for the three months ended October 31, 2010 decreased $3.6 million, or 9%, to $35.1 million from $38.7 million in the comparable prior year period.  This decline is mainly due to lower consumer discretionary spending and circulation reductions in certain of the Miles Kimball, Exposures, Walter Drake and Home Marketplace catalogs, as well as a decline in sales for Boca Java.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the nine months ended October 31, 2010 increased $3.1 million, or 2% to $127.8 million from $124.7 million in the comparable prior year period. The increase in sales was primarily due to an 8% increase within our Midwest-CBK business.

Net sales in the Wholesale segment in the three months ended October 31, 2010 increased $11.4 million, or 22% to $63.2 million from $51.8 million in the comparable prior year period. The increase in sales was primarily due to a 35% increase within our Midwest-CBK business partially offset by a decline in the foodservice business, reflecting the continued challenging economic environment. The sales within Midwest-CBK are higher due to increased volume in Colonial, Seasons and Décor businesses.

Gross Profit

Gross profit for the nine months ended October 31, 2010, decreased $12.9 million, or 4%, to $325.9 million from $338.8 million in the comparable prior year period. Gross profit margin for the nine months ended October 31, 2010 increased to 54.5% of sales from 53.3% in the comparable prior year period. This improvement is principally due to favorable product mix within PartyLite, lower product costs and price advances at Miles Kimball, reduced distribution and restructuring costs at Midwest-CBK associated with their merger, partially offset by higher commodity costs.

Gross profit for the three months ended October 31, 2010, decreased $4.3 million, or 4%, to $110.7 million from $115.0 million in the comparable prior year period. This decrease is primarily due to lower sales. Gross profit margin for the three months ended October 31, 2010 decreased to 51.4% of sales from 51.9% in the comparable prior year period principally due to higher commodity costs.

Selling Expense

Selling expense for the nine months ended October 31, 2010, decreased $21.9 million, or 9%, to $223.8 million from $245.7 million in the comparable prior year period.  The decrease in selling expense, including commission and promotional expenses, is partly due to its variable nature with sales, which decreased 6% versus the prior year. As a percentage of net sales, selling expense decreased to 37.4% for the nine months ended October 31, 2010, compared to 38.7% for the comparable prior year period principally due to a reduction in promotional expenses within PartyLite and Miles Kimball.

Selling expense for the three months ended October 31, 2010, decreased $7.2 million, or 9%, to $76.4 million from $83.6 million in the comparable prior year period. The decrease in selling expense, including commission and promotional expenses, is partly due to its variable nature with sales, which decreased 3% versus the prior year. As a percentage of net sales, selling expense decreased to 35.4% of net sales for the quarter ended October 31, 2010, compared to 37.7% for the comparable prior year period principally due to a reduction in promotional expenses within PartyLite and Miles Kimball.

Administrative and Other Expense

Administrative and other expense for the nine months ended October 31, 2010, increased $2.8 million, or 3%, to $85.2 million from $82.4 million in the comparable prior year period. The increase in expense is principally due to

Return to Top

the non-recurring gain of $1.9 million on the settlement of the Miles Kimball pension plan in fiscal 2010.  As a percent of net sales, administrative and other expense was 14.2% for the first nine months of fiscal 2011 and 13.0% for the comparable prior year period.

Administrative and other expense for the three months ended October 31, 2010, increased $0.1 million, to $28.6 million from $28.5 million in the comparable prior year period.  As a percent of net sales, administrative expense was 13.3% for the quarter ended October 31, 2010 and 12.8% for the comparable prior year period. Prior year’s expense includes a $0.9 million gain on the sale of assets.

Operating Profit (Loss)

Operating profit for the nine months ended October 31, 2010 increased to $16.9 million, compared to an operating loss of $5.9 million in the comparable prior year period. The increase in operating profit is primarily a result of the last year’s non-recurring goodwill and intangible asset impairment of $16.5 million in fiscal 2010, as well as improved operating performance at Midwest-CBK and Miles Kimball year over year.

Operating profit for the three months ended October 31, 2010 increased to $5.7 million, compared to $3.0 million in the comparable prior year period. The increase in operating profit is primarily due to the improved operating performance at Midwest-CBK, Miles Kimball and ViSalus Sciences partially offset by lower operating profits at Sterno and PartyLite Europe. In addition, last year’s operating profit includes a $0.9 million gain on the sale of assets.

Operating Profit - Direct Selling Segment

Operating profit for the nine months ended October 31, 2010 in the Direct Selling segment was $18.8 million compared to $4.5 million in the comparable prior year period. The increase is primarily due to the $16.5 million impairment relating to the goodwill and intangibles of ViSalus recorded in the prior year period.

Operating profit for the three months ended October 31, 2010 in the Direct Selling segment was $0.4 million compared to $1.4 million in the comparable prior year period. This change is primarily due to PartyLite Europe’s decreased operating margin, partially offset by improved operating results within ViSalus. In addition, last year’s operating profit includes the aforementioned $0.9 million gain on the sale of assets.

Operating Profit (Loss) - Catalog & Internet Segment

Operating loss for the nine months ended October 31, 2010 in the Catalog & Internet segment was $2.8 million compared to a loss of $5.8 million in the prior year. This reduced loss is primarily due to this year’s improved operating margin within the Miles Kimball Company due to favorable gross margin and lower operating expenses. In addition, the prior year’s loss includes a $1.9 million gain as a result of the termination of the Miles Kimball pension plan.

Operating profit for the three months ended October 31, 2010 in the Catalog & Internet segment was $0.7 million compared to a loss of $1.1 million in the prior year. This improvement is primarily due to this year’s favorable operating margin within the Miles Kimball Company due to improved gross margin and lower operating expenses.

Operating Profit (Loss) - Wholesale Segment

Operating profit for the nine months ended October 31, 2010 in the Wholesale segment was $0.9 million versus a loss of $4.6 million in the comparable prior year period. The improvement is primarily the result of distribution and administrative cost savings recognized as a result of the Midwest-CBK merger, partly offset by a lower operating margin at Sterno due to higher commodity costs.

Operating profit for the three months ended October 31, 2010 in the Wholesale segment increased $1.9 million to $4.7 million versus $2.8 million in the comparable prior year period. This improvement is largely attributable to the 35% increase in sales within Midwest-CBK, as well as the distribution and administrative cost savings associated with the Midwest-CBK merger, partly offset by a lower operating margin at Sterno due to higher commodity costs.

Return to Top

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the nine months ended October 31, 2010 decreased approximately $0.7 million to $5.4 million from $6.1 million in the comparable prior year period.

Interest expense for the three months ended October 31, 2010 decreased approximately $0.1 million to $1.8 million from $1.9 million in the comparable prior year period. The decline for both the three and nine month periods is due to lower outstanding debt resulting from debt repurchases and the maturity of the 7.90% Senior Notes on October 1, 2009 partially offset by higher interest expense within ViSalus.

Interest income for the nine months ended October 31, 2010 decreased approximately $0.4 million to $0.7 million from $1.1 million in the comparable prior year period. The decrease in interest income is primarily due to lower interest rates being earned on invested cash.

Interest income for the three months ended October 31, 2010 of $0.2 million was approximately equal to the comparable prior year period.

Foreign exchange and other for the nine months ended October 31, 2010 was a loss of $0.7 million, compared to $1.0 million in the comparable prior year period.

Foreign exchange and other for the three months ended October 31, 2010 was a loss of $0.1 million, compared to $1.7 million in the comparable prior year period. The reduced loss is mainly due to lower foreign exchange losses. Also included within Foreign exchange and other is a $0.5 million loss due to the impairment of an investment in a LLC.

Income Taxes

The effective tax rate for the nine months ended October 31, 2010 was 40.6%, resulting in an income tax expense of $4.7 million, compared to our prior year effective tax rate of a negative 24.7%, resulting in an income tax expense of $2.9 million. Our current year’s effective tax rate is affected by operating losses incurred in various international jurisdictions for which no tax benefit was recorded as well as recording of a reserve for various income tax audits, including current period interest on our income tax reserves. Included in last year’s pre-tax operating loss of $11.9 million was the ViSalus goodwill impairment of $13.2 million and operating losses incurred in various international jurisdictions for which no tax benefit was recorded. Excluding these charges, the effective tax rate for the nine months ended October 31, 2009 would have been 38.9%.

Our effective tax rate for the three months ended October 31, 2010 was 47.4% compared to a negative 281.7% in the prior year.  The current quarter’s effective tax rate is primarily affected by operating losses incurred in various international jurisdictions for which no tax benefit was recorded as well as recording of current period interest on the Company’s income tax reserves.  The effective tax rate for the three months ended October 31, 2009 was primarily affected by the fiscal 2009 income tax return-to-provision adjustments, as well as operating losses incurred in various international jurisdictions for which no tax benefit was recorded. Excluding these charges, the effective tax rates for the three months ended October 31, 2009 would have been 41.3%.

In August 2008, a state department of revenue proposed to assess additional corporate income taxes for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest.  The state department of revenue has subsequently reduced this amount to $16.9 million, including interest.  In October 2010, the department of revenue auditor advised us that the department expects to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.2 million, including interest and penalties.  We intend to vigorously protest all of these assessments.  As of October 31, 2010, we have a reserve for these matters and believe it is adequate based on existing facts and circumstances.  The ultimate resolution of these matters could exceed our recorded reserve in the event of an unfavorable outcome.  It is reasonably possible that losses in excess of our recorded reserve could be incurred; however, we cannot estimate such a loss at this time.

Return to Top

Net Earnings (Loss) Attributable to Blyth, Inc.

The Net earnings (loss) attributable to Blyth, Inc. exclude the earnings (loss) attributable to the noncontrolling interests. The loss attributable to the noncontrolling interest of businesses that we consolidate was $0.9 million for the nine months ended October 31, 2010 compared to $0.7 million in the comparable prior year period. For the three months ended October 31, 2010 and October 31, 2009 the loss attributable to the noncontrolling interest was $0.5 million.

The Net earnings attributable to Blyth, Inc. for the nine months ended October 31, 2010 was $7.8 million compared to a loss of $14.1 million for the same period in fiscal 2010.  The Net earnings attributable to Blyth, Inc. for the three months ended October 31, 2010 was $2.6 million compared to a loss of $1.0 million for the same period in fiscal 2010.  The improvement for both periods is primarily attributable to the $15.3 million, after tax, impairment to ViSalus’ goodwill and intangibles recorded during the second quarter of fiscal 2010. In addition, we have improved operating results at Midwest-CBK and Miles Kimball partially offset by lower operating profits at Sterno, PartyLite Europe and U.S.

For the nine months ended October 31, 2010 basic earnings per Blyth common share was $0.92 and diluted earnings per Blyth common share was $0.91. For the nine months ended October 31, 2009 basic and diluted earnings per Blyth common share was a loss of $1.58. The basic and diluted earnings per share for the three month period ended October 31, 2010 was $0.31 compared to a loss of $0.11 in the prior year period.

Liquidity and Capital Resources

Cash and cash equivalents decreased $90.4 million to $117.0 million at October 31, 2010 from $207.4 million at January 31, 2010. This decrease in cash during the first nine months of fiscal 2011 was primarily attributed to normal seasonal working capital requirements. In addition, we purchased treasury stock of $20.6 million and paid dividends of $9.7 million in fiscal 2011.

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

Cash used in operations was $59.2 million in fiscal 2011. This was a decrease of $74.1 million compared to cash provided by operations of $14.9 million in the prior year.  The decrease in cash from operations is due to the impact of our aggressive working capital management program initiated in the latter part of fiscal 2009, which also benefited fiscal 2010. Our cash outflow from operations in fiscal 2011 returned to be more typical as we prepare for the upcoming holiday season which includes various new product offerings. In addition, in fiscal 2011 we endeavored to take advantage of early payment discounts on our accounts payable, thus decreasing the outstanding balance.  Included in current period operating earnings were non-cash charges for depreciation and amortization, and amortization of unearned stock-based compensation of $10.2 million and $1.9 million, respectively.

Net cash provided by investing activities was $0.6 million in the first nine months of fiscal 2011.  The primary use of cash was $6.6 million on net capital expenditures, offset by $5.0 million in net proceeds of short term investment and proceeds received from the sale of preferred stock and other long term investments of $2.2 million.

Return to Top

Net cash used in financing activities was $30.0 million.  This was primarily due to treasury stock purchases of $20.6 million and the payment of dividends of $9.7 million.

We anticipate total capital spending of approximately $8 million for fiscal 2011. A major influence on the forecasted expenditures is our investment in the growth of the PartyLite European operations as well as investments in information technology systems. We have grown in part through acquisitions and, as part of this growth strategy, we expect to continue from time to time in the ordinary course of business to evaluate and pursue acquisition opportunities as appropriate.  We believe our financing needs in the short and long-term can be met from cash generated internally.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.  We intend to and may be required to purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. These additional purchases were originally conditioned upon ViSalus meeting certain operating targets in calendar years 2010, 2011 and 2012.  We have the option, but are not required, to acquire the remaining interest in ViSalus if they do not meet these operating targets.  If ViSalus meets its current projected operating targets, the total expected redemption value of the noncontrolling interest will be approximately $19.4 million over calendar years 2011, 2012 and 2013. The purchase prices of the additional investments are equal to a multiple of ViSalus’ earnings before interest, taxes, depreciation and amortization, exclusive of certain extraordinary items. The payment, if any, will be out of existing cash balances and expected future cash flows from operations.

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

As of October 31, 2010, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2011.  As of October 31, 2010, an insignificant amount was outstanding under this facility.

As of October 31, 2010, the Company had $2.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by Blyth.

As of October 31, 2010, Miles Kimball had approximately $7.4 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of October 31, 2010, Midwest-CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025.  The bond is backed by an irrevocable letter of credit issued by a bank.  The loan is collateralized by certain of Midwest-CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which equaled a weighted average interest rate of 0.6% at October 31, 2010.  Payments of interest are required monthly under the terms of the bond.

As of October 31, 2010, ViSalus had two long-term loans totaling $3.2 million outstanding related to notes payable to RAM and ViSalus’ three founders. Under the terms of the notes, interest is accrued at a fixed annual interest rate of 10.0% in addition to the $0.6 million interest cost as a result of ViSalus achieving certain performance criteria (see Note 2 to the Consolidated Financial Statements for additional information).

Return to Top

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program.  We have repurchased approximately 582,000 shares during the first nine months of fiscal 2011. As of October 31, 2010, the cumulative total shares purchased under the new and old program was 3,317,602, at a total cost of approximately $249.4 million. The acquired shares are held as common stock in treasury at cost.

On September 15, 2010, the Board of Directors declared a cash dividend of $0.10 per share on the Company's common stock, for a total dividend payment of $0.8 million.  The dividend was payable to shareholders of record as of November 1, 2010 and was paid on November 15, 2010.

On November 15, 2010, the Board of Directors declared a special cash dividend of $1.00 per share on the Company's common stock, for a total dividend payment of approximately $8.2 million.  The special dividend was payable to shareholders of record as of December 1, 2010 and will be paid on December 15, 2010.

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of fiscal 2011.  For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

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

Interest Rate Risk

We are subject to interest rate risk on both variable rate debt and our investments in auction rate securities.  As of October 31, 2010, the Company is subject to interest rate risk on approximately $0.1 million of variable rate debt.  A 1-percentage point increase in the interest rate would not have a material impact.  As of October 31, 2010, we held $10.0 million of auction rate securities at par value, with the effective interest rate below 1% and any decrease in the rate of return would not significantly impact pre-tax earnings.

Investment Risk

We are subject to investment risks on our marketable securities due to market volatility.  As of October 31, 2010, we held equity instruments with an adjusted cost basis of $14.6 million which have been adjusted to a fair value of $14.6 million based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of October 31, 2010 and January 31, 2010 was $5.3 million and $5.2 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated our forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax gain included in accumulated AOCI at October 31, 2010 is $0.6 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

Return to Top

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of October 31, 2010:

	U.S. Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$800	0.99	$7
Euro	16,175	1.29	(950)
	$16,975		$(943)

The foreign exchange contracts outstanding have maturity dates through August 2011.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010.

 (b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of fiscal 2011 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Return to Top

Part II.  OTHER INFORMATION (continued)

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the fiscal year ending January 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased2	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2010 – August 31, 2010	-	$-	-	1,182,398
September 1, 2010 – September 30, 2010	-	-	-	1,182,398
October 1, 2010 – October 31, 2010	-	-	-	1,182,398
Total	-	$-	-	1,182,398

1 On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program, five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which became effective after we exhausted the authorized amount under the old repurchase program.  As of October 31, 2010, we have purchased a total of 3,317,602 shares of Common Stock under the old and new repurchase programs.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split executed in fiscal 2009.

 2 This does not include the 17,622 shares that we withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

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

BLYTH, INC.

Date:                December 3, 2010                                                        By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                December 3, 2010                                                        By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer