Form 10-K
period 2011-01-31
BLYTH INC
filed 2011-04-08
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

           (Mark One)

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $202.9 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on July 31, 2010 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.

As of March 31, 2011, there were 8,230,502 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2011 (Incorporated into Part III).

Return to Top

Return to Top

PART I

Item 1.  Business

(a)   General Development of Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is a multi-channel company competing primarily in the home fragrance and decorative accessories industry. We design, market and distribute an extensive array of decorative and functional household products including candles, accessories, seasonal decorations, household convenience items and personalized gifts. We also market weight management products, nutritional supplements and energy drinks. In addition, we manufacture and market chafing fuel and other products for the foodservice trade. Our distribution channels include direct sales, catalog, Internet and wholesale. Sales and operations take place primarily in the United States, Canada and Europe, with additional activity in Mexico, Australia and the Far East.

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

(b)   Financial Information about Segments

We report our financial results in three business segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These segments accounted for approximately 64%, 18% and 18% of consolidated net sales, respectively, for fiscal 2011. Financial information relating to these business segments for fiscal 2009, 2010 and 2011 appears in Note 20 to the Consolidated Financial Statements and is incorporated herein by reference.

(c)           Narrative Description of Business

Direct Selling Segment

In fiscal 2011, the Direct Selling segment represented approximately 64% of total sales. Our principal Direct Selling business is PartyLite, which sells premium candles and home fragrance products and related decorative accessories. PartyLite® brand products are marketed in North America, Europe and Australia through a network of independent sales consultants using the party plan method of direct selling. These products include fragranced and non-fragranced candles, bath products and a broad range of related accessories.

In October 2008, we acquired our interest in ViSalus, a distributor-based business that sells weight management products, nutritional supplements and energy drinks. ViSalus represented approximately 6% of total sales of the Direct Selling segment during fiscal 2011.

Return to Top

United States Market

Within the United States market, PartyLite® brand products are sold directly to consumers through a network of independent sales consultants. These consultants are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them. Over 18,000 independent sales consultants located in the United States were selling PartyLite products at January 31, 2011. PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold.

ViSalus Sciences® (“ViSalus”) brand products are also sold directly to consumers using one-to-one sales model through independent sales distributors, who are compensated based on the products they sell and products sold by distributors recruited by them. Customers and distributors generally set a 90 day fitness goal, known as the Body By Vi Challenge, and purchase and consume ViSalus products to help them achieve their goal. Independent distributors sell ViSalus brand products using a one-to-one direct sales model.

International Market

In fiscal 2011, PartyLite products were sold internationally by more than 45,000 independent sales consultants located outside the United States. These consultants were the exclusive distributors of PartyLite brand products internationally. PartyLite’s international markets at the end of fiscal 2011 were Australia, Austria, Canada, Czech Republic, Denmark, Finland, France, Germany, Italy, Mexico, Norway, Poland, Switzerland, Slovakia and the United Kingdom.

We support our independent sales consultants with inventory management and control, and satisfy delivery requirements through an Internet-based order entry system, which is available to all independent sales consultants in the United States, Canada and Europe.

Business Acquisition

During fiscal 2009, we signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments. On October 21, 2008, we completed the initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. In addition, we may be required to make additional purchases of ViSalus’ equity interest to increase our equity ownership over time to 57.5%, 72.7% and 100.0%. These additional purchases are currently conditioned upon ViSalus meeting certain operating targets in calendar years 2010, 2011 and 2012. ViSalus did not meet its predefined operating target for calendar year 2010. However, we have the right to waive this requirement and increase our ownership interest to 57.5%. If we elect to increase our ownership interest to 57.5% in ViSalus in 2011, we will be required to make the additional purchases of ViSalus in 2012 and 2013 if ViSalus meets it predefined operating targets in those years.

Catalog & Internet Segment

In fiscal 2011, this segment represented approximately 18% of total sales. We design, market and distribute a wide range of household convenience items, personalized gifts and photo storage products, within this segment. These products are sold through the Catalog and Internet distribution channel under brand names that include As We Change®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake®.

In February 2011, we assigned the assets and liabilities of Boca Java for the benefit of its creditors and exited this business. The proceeds from the sale of the assets will be used to discharge the claims of the creditors. In January 2011, the Company recorded a $1.1 million impairment charge. The impairment charge recorded was for the write-off of fixed assets, inventories on hand and other assets, net of expected recoveries.

Return to Top

Wholesale Segment

In fiscal 2011, this segment represented approximately 18% of total sales. Products within this segment include candles and related accessories, seasonal decorations and home décor products such as lamps, picture frames and decorative metal accessories. In addition, chafing fuel and tabletop lighting products and accessories for the “away from home” or foodservice trade are sold in this segment. Our wholesale products are designed, packaged and priced to satisfy the varying demands of retailers and consumers within each distribution channel.

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

Product Brand Names

The key brand names under which our Direct Selling segment products are sold are:

PartyLite® Well Being by PartyLite®	Two Sisters Gourmet® by PartyLite® ViSalus Sciences®

The key brand names under which our Catalog & Internet segment products are sold are:

As We Change® Easy Comforts® Exposures®	Home Marketplace® Miles Kimball® Walter Drake®

The key brand names under which our Wholesale segment products are sold are:

Ambria® CBK® Colonial Candle® Colonial Candle of Cape Cod®	Colonial at HOME® HandyFuel® Seasons of Cannon Falls® Sterno®

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

Return to Top

Manufacturing, Sourcing and Distribution

In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing and distribution practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities. Net capital expenditures over the past five years have totaled $48.9 million and are targeted to technological advancements and significant maintenance and replacement projects at our manufacturing and distribution facilities. We have also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

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

Customers

Customers in the Direct Selling segment are individual consumers served by independent sales consultants. Sales within the Catalog & Internet segment are also made directly to consumers. Wholesale segment customers primarily include independent gift and department stores, specialty chains, foodservice distributors, hotels and restaurants. No single customer accounts for 10% or more of Net Sales. One customer within the Wholesale segment accounted for $1.9 million, or approximately 10% of the Accounts Receivables balance as of January 31, 2011.

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

Employees

As of January 31, 2011, we had approximately 2,300 full-time employees, of whom approximately 30% were based outside of the United States. Approximately 60% of our employees are non-salaried. We do not have any unionized employees in North America. We believe that relations with our employees are good. Since our formation in 1977, we have never experienced a work stoppage.

Raw Materials

All of the raw materials used for our candles, home fragrance products and chafing fuel, principally petroleum-based wax, fragrance, glass containers and corrugate, have historically been available in adequate supply from multiple sources. In fiscal 2011, costs continued to increase for certain raw materials, such as paraffin and other wax products, diethylene glycol (DEG), ethanol and paper, which impacted profitability in all three segments.

Return to Top

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

(d)           Financial Information about Geographic Areas

For information on net sales from external customers attributed to the United States and international geographies and on long-lived assets located in and outside the United States, see Note 20 to the Consolidated Financial Statements.

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

Our historical growth has been due in part to acquisitions, and we continue to consider additional strategic acquisitions. There can be no assurances that we will continue to identify suitable acquisition candidates, complete acquisitions on terms favorable to us, finance acquisitions, successfully integrate acquired operations or that companies we acquire will perform as anticipated.

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

Return to Top

The turmoil in the financial markets in recent years could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments and could result in additional impairments to our businesses.

United States and global credit and equity markets have undergone significant disruption in recent years, making it difficult for many businesses to obtain financing on acceptable terms. In addition, in recent years equity markets have experienced rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing, if needed, may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by short and long term debt ratings assigned by independently rating agencies. A decrease in these rating agencies would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. In the event current market conditions continue we will more than likely be subject to higher interest costs than we are currently incurring and may require our providing security to guarantee such borrowings. Alternatively, we may not be able to obtain unfunded borrowings in that amount, which may require us to seek other forms of financing, such as term debt, at higher interest rates and with additional expenses.

In addition, we may be subject to future impairments of our assets, including accounts receivable, investments, inventories, property, plant and equipment, goodwill and other intangibles, if the valuation of these assets or businesses declines.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For fiscal 2009, 2010 and 2011, revenue from outside the United States was 41%, 45% and 45% of our total revenue, respectively. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

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

Return to Top

We are dependent upon sales by independent consultants and distributors.

A significant portion of our products are marketed and sold through the direct selling method of distribution, where products are primarily marketed and sold by independent consultants or distributors to consumers without the use of retail establishments. This distribution system depends upon the successful recruitment, retention and motivation of a large number of independent consultants and distributors to offset frequent turnover. The recruitment and retention of independent consultants and distributors depends on the competitive environment among direct selling companies and on the general labor market, unemployment levels, economic conditions, and demographic and cultural changes in the workforce. The motivation of our consultants and distributors depends, in large part, upon the effectiveness of our compensation and promotional programs, its competitiveness compared with other direct selling companies, the successful introduction of new products, and the ability to advance through the consultant ranks.

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

Earnings of independent sales consultants and distributors are subject to taxation, and in some instances, legislation or governmental agencies impose obligations on us to collect or pay taxes, such as value added taxes, and to maintain appropriate records. In addition, we may be subject to the risk in some jurisdictions of new liabilities being imposed for social security and similar taxes with respect to independent sales consultants and distributors. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat independent sales consultants or distributors as employees, or that independent sales consultants and distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors or agents under existing laws and interpretations, we may be held responsible for social charges and related taxes in those jurisdictions, plus related assessments and penalties, which could harm our financial condition and operating results.

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

Return to Top

In addition, the potential impact of climate change on the weather is highly uncertain. The impact of climate change may vary by geographic location and other circumstances, including weather patterns and any impact to natural resources such as water. Severe weather in the locations where fossil fuel based raw materials are produced, such as increased hurricane activity in the Gulf of Mexico, could disrupt the production, availability or pricing of these raw materials.

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

Our business is highly competitive both in terms of pricing and new product introductions. The worldwide market for decorative and functional products for the home is highly fragmented with numerous suppliers serving one or more of the distribution channels served by us. In addition, we compete for independent sales consultants and distributors with other direct selling companies. Because there are relatively low barriers to entry in all of our business segments, we may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us. Competition includes companies selling candles manufactured at lower costs outside of the United States. Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

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

The Internet plays a major role in our interaction with customers and independent consultants and distributors. Risks such as changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy are key concerns related to the Internet. Our failure to successfully respond to these risks and uncertainties could reduce sales, increase costs and damage our relationships.

Return to Top

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

ViSalus is affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States, including regulations pertaining to:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of their products;
•	product claims and advertising, including direct claims and advertising by ViSalus, as well as claims and advertising by distributors, for which they may be held responsible;
•	their network marketing program; and
•	taxation of their independent distributors (which in some instances may impose an obligation on ViSalus to collect the taxes and maintain appropriate records).

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

Return to Top

In addition, ViSalus’ network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States. ViSalus is subject to the risk that, in one or more markets, its network marketing program could be found not to be in compliance with applicable law or regulations.  Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where ViSalus believes that its network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, it is subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of ViSalus’ network marketing program to comply with current or newly adopted regulations could negatively impact its business in a particular market or in general.

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

Return to Top

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth the location and approximate square footage of our major manufacturing and distribution facilities as of March 31, 2011:

Location	Use	Business Segment	Approximate Square Feet
			Owned	Leased
Arndell Park, Australia	Distribution	Direct Selling	—	38,000
Batavia, Illinois	Manufacturing and Research & Development	Direct Selling and Wholesale	420,000	—
Carol Stream, Illinois	Distribution	Direct Selling	—	515,000
Cumbria, England	Manufacturing and related distribution	Direct Selling	90,000	—
Elkin, North Carolina	Manufacturing and related distribution	Wholesale	292,300	—
Heidelberg, Germany	Distribution	Direct Selling	—	6,000
Monterrey, Mexico	Distribution	Direct Selling	—	45,000
Oshkosh, Wisconsin	Distribution	Catalog & Internet	—	386,000
Texarkana, Texas	Manufacturing and related distribution	Wholesale	154,000	65,000
Tilburg, Netherlands	Distribution	Direct Selling	442,500	—
Union City, Tennessee	Warehouse and distribution	Wholesale	393,000	31,000

Our executive and administrative offices are generally located in leased space (except for certain offices located in owned space).

Item 3.  Legal Proceedings

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on us for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties. The state department of revenue has subsequently reduced this amount to $16.9 million, including interest and penalties. In February 2011, the state department of revenue issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. We intend to vigorously protest all of these assessments. As of January 31, 2011, we established a reserve for this matter which we believe is adequate based on existing facts and circumstances. The ultimate resolution of these matters could exceed our recorded reserve in the event of an unfavorable outcome; however, we cannot estimate such a loss at this time.

We are involved in litigation arising in the ordinary course of business. In our opinion, existing litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Return to Top

Item 4.  Removed and Reserved

Return to Top

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH. The following table provides the closing price range for the Common Stock on the New York Stock Exchange:

	High	Low
Fiscal 2010
First Quarter	$44.49	$16.12
Second Quarter	45.98	29.90
Third Quarter	47.90	33.81
Fourth Quarter	38.75	28.09

Fiscal 2011
First Quarter	$59.03	$26.79
Second Quarter	59.22	32.57
Third Quarter	46.11	36.39
Fourth Quarter	45.71	33.39

Many of our shares are held in “street name” by brokers and other institutions on behalf of stockholders, and we had approximately 2,800 beneficial holders of Common Stock as of March 31, 2011.

During fiscal 2011 and 2010, the Board of Directors declared dividends as follows:

Regular Dividend	Fiscal 2010		Fiscal 2011
Second Quarter	$0.10		$0.10
Fourth Quarter	$0.10		$0.10

Special Dividend
Fourth Quarter	$1.00	1	$1.00
1Declared in January 2010 and paid in first quarter of fiscal 2011.

Our ability to pay cash dividends in the future depends upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund new acquisitions or retire debt.

Return to Top

The following table sets forth, for the equity compensation plan categories listed below, information as of January 31, 2011:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights1	(b) Weighted-average exercise price of outstanding options, warrants and rights1	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	47,600	$109.16	821,588
Equity compensation plans not approved by security holders	-	-	-
Total	47,600	$109.16	821,588

1 The information in this column excludes 137,036 restricted stock units outstanding as of January 31, 2011.

The following table sets forth certain information concerning the repurchases of the Company’s Common Stock made by the Company during the fourth quarter of fiscal 2011.

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2010 -November 30, 2010	-	-	-	1,182,398
December 1, 2010 -December 31, 2010	-	-	-	1,182,398
January 1, 2011 -January 31, 2011	-	-	-	1,182,398
Total	-	-	-	1,182,398
_____________________________
1 On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006, the Board of Directors increased the authorization under this repurchase program, five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which became effective after we exhausted the authorized amount under the old repurchase program.  As of January 31, 2011, we have purchased a total of 3,317,602 shares of Common Stock under the old and new repurchase programs.  The repurchase programs do not have expiration dates.  We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split executed in fiscal 2009.

2 This does not include the 16,760 shares that we withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

Return to Top

Performance Graph

The performance graph set forth below reflects the yearly change in the cumulative total stockholder return (price appreciation and reinvestment of dividends) on our Common Stock compared to the Standard and Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index for the five fiscal years ended January 31, 2011. The graph assumes the investment of $100 in Common Stock and the reinvestment of all dividends paid on such Common Stock into additional shares of Common Stock and such indexes over the five-year period.  We believe that we are unique and do not have comparable industry peers. Since our competitors are typically not public companies or are themselves subsidiaries or divisions of public companies engaged in multiple lines of business, we believe that it is not possible to compare our performance against that of our competition. In the absence of a satisfactory peer group, we believe that it is appropriate to compare us to companies comprising S&P SmallCap 600 Index, the index we are currently tracked in by S&P.

Blyth, Inc. Performance Graph
Comparison Of Total Stockholder Return

300
250
200
150
100
50
0

	1/31/2006	1/31/2007	1/31/2008	1/31/2009	1/31/2010	1/31/2011
Blyth	100	98	105	17	37	46
S&P 500	100	115	112	69	91	112
S&P 600 Smallcap	100	108	101	64	89	116

Return to Top

Item 6.   Selected Financial Data

Set forth below are selected summary consolidated financial and operating data for fiscal years 2007 through 2011, which have been derived from our audited financial statements for those years. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report. The per share amounts and number of shares outstanding have been adjusted to give effect to the 1-for-4 reverse stock split of our common stock that we implemented on January 30, 2009.

	Year ended January 31,
(In thousands, except per share and percent data)	2007	2008	2009	2010	2011
Statement of Earnings Data: (1) (4)
Net sales	$1,220,611	$1,164,950	$1,050,793	$958,077	$900,927
Gross profit	596,669	615,471	577,216	525,499	499,630
Goodwill and other intangibles impairment	48,812	49,178	48,751	16,498	-
Operating profit (2)	15,644	30,887	4,028	29,983	46,607
Interest expense	19,074	15,540	10,001	7,755	7,209
Earnings (loss) from continuing operations
before income taxes and noncontrolling interest	5,369	21,725	(11,525)	22,074	38,406
Earnings (loss) from continuing operations
attributable to Blyth, Inc.	2,555	11,072	(15,480)	17,694	25,556
Loss from discontinued operations
attributable to Blyth, Inc. (3)	(105,728)	-	-	-	-
Net earnings (loss) attributable to Blyth, Inc.	(103,173)	11,072	(15,480)	17,694	25,556
Basic net earnings (loss) from continuing operations
attributable per Blyth, Inc. common share	$0.26	$1.15	$(1.73)	$1.99	$3.02
Basic net loss from discontinued operations
attributable per Blyth, Inc. common share	$(10.63)	$-	$-	$-	$-
Basic net earnings (loss) attributable per Blyth, Inc. common share	$(10.37)	$1.15	$(1.73)	$1.99	$3.02
Diluted net earnings (loss) from continuing operations
attributable per Blyth, Inc. common share	$0.26	$1.14	$(1.73)	$1.98	$3.00
Diluted net loss from discontinued operations
attributable per Blyth, Inc. common share	$(10.56)	$-	$-	$-	$-
Diluted net earnings (loss) attributable per Blyth, Inc. common share	$(10.30)	$1.14	$(1.73)	$1.98	$3.00
Cash dividends declared, per share	$2.00	$2.16	$2.16	$1.20	$1.20
Basic weighted average number
of common shares outstanding	9,945	9,648	8,971	8,912	8,462
Diluted weighted average number
of common shares outstanding	10,014	9,732	8,971	8,934	8,508
Operating Data:
Gross profit margin	48.9%	52.8%	54.9%	54.8%	55.5%
Operating profit margin	1.3%	2.7%	0.4%	3.1%	5.2%
Net capital expenditures	$17,714	$9,421	$8,173	$5,384	$8,218
Depreciation and amortization	34,630	31,974	18,628	16,592	13,697
Balance Sheet Data:
Total assets	$774,638	$667,422	$574,103	$522,993	$501,765
Total debt	215,779	158,815	145,731	110,544	110,985
Total stockholders' equity	363,693	299,068	248,498	256,274	249,454

(1) Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of As We Change, acquired in August 2008, and ViSalus, acquired in October 2008, none of which individually or in the aggregate had a material effect on the Company’s results of operations.
(2) Fiscal 2007 and 2008 earnings include restructuring charges recorded in the Wholesale and Direct Selling segments of $24.0 million and $2.3 million, respectively. Fiscal 2009,  2010 and 2011 earnings include changes in estimated restructuring charges recorded in the Direct Selling segment of $1.7 million, $0.1 million and $0.8 million, respectively (See Note 4 to the Consolidated Financial Statements).
(3) In fiscal 2007, the Kaemingk Edelman, Euro-Decor, Gies and Colony businesses were sold.  The results of operations for these business units have been reclassified to discontinued operations for all periods presented.
(4) Refer to Note 22 to the Consolidated Financial Statements for the definitive agreement to sell all of the net assets of the Midwest-CBK business.

Return to Top

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial and business analysis below provides information that we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and accompanying notes to the Consolidated Financial Statements set forth in Item 8 “Financial Statements and Supplementary Data.”

Overview

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items and personalized gifts. We also market weight management products, nutritional supplements and energy drinks, as well as chafing fuel and other products for the foodservice trade. We compete in the global home expressions industry, and our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments, the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These reportable segments are based on similarities in distribution channels, customers and management oversight.

Fiscal 2011 Net sales are comprised of an approximately $579 million Direct Selling business, an approximately $160 million Catalog & Internet business and an approximately $162 million Wholesale business. Sales and earnings growth differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.

Our current focus is driving sales growth and profitability of our brands so we may leverage more fully our infrastructure. New product development continues to be critical to all three segments of our business. In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants and distributors. In the Catalog & Internet channel, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand the sales and customer base of our flagship brands.  In the Wholesale segment, sales initiatives are targeted to independent retailers and national accounts.

Recent Developments

In February 2011, we exited our gourmet coffee and tea business, Boca Java, and recorded a $1.1 million charge in fiscal 2011 as further detailed in Note 22 to the Consolidated Financial Statements.

On April 4, 2011, we entered into a definitive agreement to sell substantially all of the net assets of our seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for approximately $35 million, which, before transaction related costs, is approximately equal to its net book value upon closing. We expect to receive cash proceeds of approximately $23 million and a one year promissory note secured by fixed assets included with the transaction of approximately $12 million. The sale is contingent upon the buyer obtaining financing and is expected to close before the end of May 2011. The agreement provides for the payment of a termination fee if the buyer does not complete the transaction. In fiscal 2011, total net sales for Midwest-CBK were $105.1 million.

These transactions will be presented as discontinued operations in the first quarter of fiscal 2012.

Return to Top

Business Acquisition

On August 4, 2008, we signed an agreement to purchase ViSalus, a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments. On October 21, 2008, we completed the initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. In addition, we may be required to make additional purchases of ViSalus’ equity interest to increase our equity ownership over time to 57.5%, 72.7% and 100.0%. These additional purchases are currently conditioned upon ViSalus meeting certain operating targets in calendar years 2010, 2011 and 2012. ViSalus did not meet its predefined operating target for calendar year 2010. However, we have the right to waive this requirement and increase our ownership interest to 57.5%. If we elect to increase our ownership interest to 57.5% in ViSalus in 2011, we will be required to make the additional purchases of ViSalus in 2012 and 2013 if ViSalus meets it predefined operating targets in those years.

Segments

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand. The Company also has an interest in another direct selling business, ViSalus Sciences, which sells weight management products, nutritional supplements and energy drinks. All products in this segment are sold in North America through networks of independent sales consultants and distributors. PartyLite brand products are also sold in Europe and Australia.

Within the Catalog & Internet segment, we design, source and market a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts and kitchen accessories. These products are sold directly to the consumer under the As We Change®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands. These products are sold in North America.

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

Return to Top

The following table sets forth, for the periods indicated, the percentage relationship to Net Sales and the percentage increase or decrease of certain items included in our Consolidated Statements of Earnings (Loss):

				Percentage Increase (Decrease) from Prior Period
	Percentage of Net Sales			Fiscal 2010 Compared to Fiscal 2009	Fiscal 2011 Compared to Fiscal 2010
	Years Ended January 31
	2009	2010	2011
Net sales	100.0	100.0	100.0	(8.8)	(6.0)
Cost of goods sold	45.1	45.2	44.5	(8.7)	(7.2)
Gross profit	54.9	54.8	55.5	(9.0)	(4.9)
Selling	38.1	38.4	37.4	(8.3)	(8.2)
Administrative	11.8	11.6	12.9	(9.9)	3.9
Operating profit	0.4	3.1	5.2	N/M	N/M
Earnings from continuing operations	-1.5	1.8	2.8	N/M	N/M

N/M - Percent change from the prior year is not meaningful in concluding on our performance due to nonrecurring goodwill and other intangible impairments.

Fiscal 2011 Compared to Fiscal 2010

Consolidated Net Sales

Net sales decreased $57.2 million, or approximately 6.0%, from $958.1 million in fiscal 2010 to $900.9 million in fiscal 2011. The decrease is a result of lower sales in PartyLite’s North American business as well as the impact of weaker European currencies versus the U.S. dollar. This decrease was partially offset by an increase in sales in our Wholesale segment. International sales represented 45% of total sales for fiscal 2010 and 2011.

Net Sales – Direct Selling Segment

Net sales in the Direct Selling segment decreased $56.4 million, or 8.9%, from $635.2 million in fiscal 2010 to $578.8 million in fiscal 2011.

PartyLite’s U.S. sales decreased 25% from the prior year due to the impact of continued weakness in consumer discretionary spending and a decline in active independent sales consultants, as well as fewer shows per consultant resulting in less opportunity to promote our products and recruit new consultants. PartyLite’s active independent U.S. sales consultant base declined 17% on a year-over-year basis.

In PartyLite’s European markets, sales decreased 7% in U.S. dollars. On a local currency basis, sales decreased approximately 2% principally due to lower sales in Germany, the United Kingdom and in the Nordic region partly offset by increased sales in France and Austria. PartyLite Europe sales decline is partly attributed to the weakened economy within the European Union and poor weather condition at year end. However, PartyLite’s active independent European sales consultant base increased 4% on a year-over-year basis. PartyLite Europe represented approximately 54% of PartyLite’s worldwide net sales in fiscal 2010 compared to 58% in fiscal 2011.

PartyLite Canada reported a 9% decrease compared to the prior year in U.S. dollars, or a 16% decline on a local currency basis driven primarily by the same factors as PartyLite U.S. PartyLite Canada’s active independent sales consultant base declined 6% on a year-over-year basis.

Sales at ViSalus increased $20.6 million or 157% from $13.1 million in fiscal 2010 to $33.7 million in fiscal 2011. This growth is a result of a 330% increase in distributors on a year-over-year basis.

Return to Top

Net sales in the Direct Selling segment represented approximately 66% of total Blyth net sales in fiscal 2010 compared to 64% in fiscal 2011.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $6.1 million, or 3.7%, from $166.0 million in fiscal 2010 to $159.9 million in fiscal 2011. This decline was due to select catalog circulation reductions within Miles Kimball, particularly in the Walter Drake, Exposures and Home Marketplace catalogs in an effort to reduce selling costs while reaching more targeted buyers. In addition, Boca Java sales decreased $3.0 million or 34.5% from $8.7 million in fiscal 2010 to $5.7 million in fiscal 2011. This decline was due to reduce consumer demand for Boca Java products.

Net sales in the Catalog & Internet segment accounted for approximately 18% of total Blyth net sales in fiscal 2010 and fiscal 2011.

Net Sales – Wholesale Segment

Net sales in the Wholesale segment increased $5.4 million, or 3.4%, from $156.8 million in fiscal 2010 to $162.2 million in fiscal 2011. The increase in sales was due to a 7% increase within our Midwest-CBK business due to increased volume in the Seasonal product line. This increase was partially offset by a decline in the food service business which continues to feel the impact of weak demand due to higher customer discounts and incentives.

Net sales in the Wholesale segment represented approximately 16% of total Blyth net sales in fiscal 2010 compared to 18% in fiscal 2011.

Consolidated Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $25.9 million, or 4.9%, from $525.5 million in fiscal 2010 to $499.6 million in fiscal 2011. The decrease in gross profit is primarily attributable to the 6% decrease in sales and higher commodity costs partly offset by lower operating expenses. The gross profit margin increased from 54.8% in fiscal 2010 to 55.5% in fiscal 2011 principally due to the sharp increase in sales for ViSalus, which carries a higher gross margin than our other businesses, lower product costs and price increases at the Miles Kimball Company, as well as reduced distribution and restructuring costs at Midwest-CBK associated with the combination of these two businesses, partially offset by higher commodity costs across all business units.

Blyth’s consolidated selling expense decreased $30.3 million, or approximately 8.2%, from $367.5 million in fiscal 2010 to $337.2 million in fiscal 2011. The decrease in selling expense, which includes commission and promotional expenses, is largely due to its variable nature with sales, which decreased 6% versus the prior year.  Selling expense as a percentage of net sales decreased from 38.4% in fiscal 2010 to 37.4% in fiscal 2011. This decline is primarily due to efficiencies gained at Miles Kimball resulting from selected circulation reductions and consolidation of the sales and marketing operations of the Midwest-CBK business.

Blyth consolidated administrative expenses increased $4.3 million, or 3.8%, from $111.5 million in fiscal 2010 to $115.8 million in fiscal 2011. The increase in expense is principally due to the additional equity compensation expense of $1.7 million associated with ViSalus’ improved operating performance and charges of $0.7 million due to the write down of assets for the Boca Java business. In addition, in fiscal 2010 administrative expenses included a $1.9 million non-recurring gain resulting from the settlement of the Miles Kimball Company pension plan.

Return to Top

Administrative expenses as a percentage of sales increased from 11.6% for fiscal 2010 to 12.8% for fiscal 2011.
In fiscal 2010, impairment charges of $16.5 million for goodwill and other intangibles were recognized in the Direct Selling segment. ViSalus experienced a substantial decline in revenues and operating margins last year compared to its forecasts. This shortfall in revenues and profit was primarily attributable to decreased consumer spending due to changes in the business environment and a higher than anticipated attrition rate in its distributor base. As a result, the goodwill and intangibles in the Direct Selling segment were determined to be impaired in fiscal 2010.

Blyth’s consolidated operating profit increased $16.6 million from $30.0 million in fiscal 2010 to $46.6 million in fiscal 2011. The increase is primarily due to the goodwill and other intangibles impairment recorded in fiscal 2010 of $16.5 million and cost savings in cost of good sold and selling expenses as previously mentioned, offset by the impact of a 12% decrease in sales at PartyLite Worldwide.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment increased $5.9 million, from $43.8 million in fiscal 2010 to $49.7 million in fiscal 2011. The increase is primarily due to the non-recurring $16.5 million goodwill and other intangible impairment related to ViSalus recorded in fiscal 2010 and this year’s improved operating results within ViSalus, partially offset by PartyLite’s lower operating profit resulting from lower sales.

Operating (Loss) Profit – Catalog & Internet Segment

Operating profit in the Catalog & Internet segment improved $4.5 million from an operating loss of $4.8 million in fiscal 2010 to a small operating loss of $0.3 million in fiscal 2011. This improvement is primarily due to this year’s improved operating margin within the Miles Kimball Company due to favorable gross margin, lower product costs, price advances and decreased operating expenses as a result of selected catalog circulation reductions. This was partly offset by charges of $1.1 million recorded at Boca Java for the impairment of assets and the recording of a non-recurring gain of $1.9 million on the settlement of the Miles Kimball Company pension plan recorded in fiscal 2010.

Operating Loss – Wholesale Segment

Operating loss in the Wholesale segment decreased $6.2 million from $9.0 million in fiscal 2010 to $2.8 million in fiscal 2011. This improvement is primarily attributable to the 7% increase in sales within Midwest-CBK as well as distribution and administrative cost savings recognized as a result of the Midwest-CBK combination. This was partly offset by lower operating profit at Sterno due to lower sales and sharply higher commodity costs.

Other Expense (Income)

Interest expense decreased $0.6 million, from $7.8 million in fiscal 2010 to $7.2 million in fiscal 2011, primarily due to the payment of the matured 7.90% Senior Notes in October 2009 partially offset by higher interest expense at ViSalus.

Interest income decreased $0.4 million, from $1.4 million in fiscal 2010 to $1.0 million in fiscal 2011, principally due to lower interest rates earned on invested cash during fiscal 2011.

Return to Top

Foreign exchange and other losses were $1.6 million in fiscal 2010 compared to $2.0 million in fiscal 2011. The loss recorded in fiscal 2010 and 2011 includes an impairment of auction rate securities of $0.9 million and $1.3 million respectively. The loss recorded in fiscal 2011 of $1.3 million represents the difference between the auction rate security par value of $10.0 million and its liquidated value of $8.7 million. Also included within Foreign exchange and other in fiscal 2011 is a $0.6 million loss due to the impairment of an investment in a LLC.

Income tax expense increased $8.0 million from $5.6 million in fiscal 2010 to $13.6 million in fiscal 2011. The increase in income tax expense was due primarily to a reduction in pretax losses in the United States and a $9.1 million tax benefit recorded in the prior year for the favorable closure of audits previously accrued partially offset by the tax impact of the non-deductible portion of goodwill and other intangible impairments and impairments of investments for which a partial tax benefit was recorded. The effective tax rate was 25.6% in fiscal 2010 compared to 35.8% for the current year.

The Net earnings attributable to Blyth, Inc. were $17.7 million in fiscal 2010 compared to earnings of $25.5 million in fiscal 2011. The improvement is primarily attributable to the $16.5 million goodwill and intangibles impairment and improved operating results at Midwest-CBK, Miles Kimball and ViSalus, partially offset by lower operating profits at PartyLite, Sterno and Boca Java.

As a result of the foregoing, earnings from operations increased $7.8 million, from earnings of $17.7 million in fiscal 2010 to $25.5 million in fiscal 2011. Basic and diluted earnings per share from operations were $1.99 and $1.98 per share for fiscal 2010 compared to income of $3.02 and $3.00 per share for fiscal 2011.

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

PartyLite’s U.S. sales decreased approximately 14% for fiscal 2010 compared to fiscal 2009, due to the U.S. economic recession, which led to lower consumer discretionary spending, a decline in PartyLite shows as well as a decrease in shows per consultant, all resulting in less opportunity to promote our products and recruit new consultants. We increased promotional activities to attract and retain consultants, hostesses and guests to attend shows.  As a result, PartyLite’s active independent U.S. sales consultants remained approximately even on a year-over-year basis.

PartyLite Canada reported a 17% decrease for fiscal 2010 compared to fiscal 2009 in U.S. dollars, or 15% on a local currency basis. The sales decrease in Canada is primarily due to the weak Canadian economy which contributed to the decline in consultant base of 8% and a decrease in PartyLite shows year-over-year.

Return to Top

In PartyLite’s European markets, sales increased 3% in U.S. dollars for fiscal 2010 compared to fiscal 2009, driven by strong sales in Germany, France and Austria. On a local currency basis, PartyLite Europe sales increased approximately 5%, driven by an increase of approximately 2,000 consultants. PartyLite Europe represented approximately 50% of PartyLite’s worldwide net sales in fiscal 2009 compared to 54% in fiscal 2010, reflecting the continued sales growth within the European markets.

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

Consolidated Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $51.7 million, or 9%, from $577.2 million in fiscal 2009 to $525.5 million in fiscal 2010. The decrease in gross profit is primarily attributable to the 9% decrease in sales, partially offset by rigorous cost controls. These efforts included consolidating some operations and workforce reductions, specifically related to distribution operations. The gross profit margin decreased slightly from 54.9% in fiscal 2009 to 54.8% in fiscal 2010, primarily due to the impact of sales declining at a greater rate than promotional expenses, partially offset by cost reduction measures and a general decrease in most commodity costs, specifically wax products and diethylene glycol (“DEG”).

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

Blyth’s consolidated administrative expenses decreased $12.3 million, or 10%, from $123.8 million in fiscal 2009 to $111.5 million in fiscal 2010. This decline is principally due to improved expense management on a year-over-year basis. The consolidation of some of our operations has allowed us to reduce administrative costs. The merger of the Midwest and CBK operations within the Wholesale segment resulted in an approximately 23% reduction in that business unit’s administrative expenses when compared to fiscal 2009. Also contributing to the improvement is a $1.9 million gain on a pension plan settlement. Administrative expenses as a percentage of sales declined slightly from approximately 11.8% for fiscal 2009 to 11.6% for fiscal 2010.

Return to Top

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

Operating Loss – Catalog & Internet Segment

Operating loss in the Catalog & Internet segment decreased from $59.1 million in fiscal 2009, to $4.8 million in fiscal 2010. The lower operating loss is primarily due to the nonrecurring goodwill and other intangibles impairments charges of $48.8 million recorded during fiscal 2009 and a $1.9 million gain as the result of the pension plan settlement realized during fiscal 2010. Excluding the effect of these items, the operating loss would have been $10.3 million in fiscal 2009 as compared to $6.7 million in fiscal 2010. This improvement is principally due to the nonrecurring impact of ERP implementation issues experienced in fiscal 2009 that increased shipping and customer service costs and cost reductions at the Miles Kimball Company and Boca Java.

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

Return to Top

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

Income tax expense increased $1.8 million from $3.8 million in fiscal 2009 to $5.6 million in fiscal 2010. The increase in income tax expense was due primarily to a reduction in pretax losses in the United States and a $9.1 million reduction in our unrecognized tax benefits, partially offset by the tax impact of the non-deductible portion of goodwill and other intangible impairments and impairments of investments for which a partial tax benefit was recorded. The effective tax rate was a negative 33.3% in fiscal 2009 as a result of our net loss compared to an expense of 25.6% in fiscal 2010.

The Net loss attributable to Blyth, Inc. was $15.5 million in fiscal 2009 compared to earnings of $17.7 million in fiscal 2010. The improvement is primarily attributable to the $48.8 million goodwill and intangibles impairments recorded during the third quarter of fiscal 2009, partially offset by the $16.5 million goodwill and intangibles impairment recorded in the second quarter of fiscal 2010 and lower sales in relation in fiscal 2009 compared to fiscal 2010.

As a result of the foregoing, earnings from operations increased $33.2 million, from a loss of $15.5 million in fiscal 2009 to earnings of $17.7 million in fiscal 2010. Basic and diluted earnings (loss) per share from operations were ($1.73) for fiscal 2009 compared to income of $1.99 and $1.98 per share, respectively, for fiscal 2010.

Seasonality

Historically, our operating cash flow for the first nine months of the fiscal year shows little if any positive cash flow due to requirements for meeting working capital needs for inventory purchases and the extension of credit through the holiday season. Our fourth quarter, however, historically generates a surplus of cash resulting from a large concentration of our business occurring during the holiday season. Over one third of our total revenue was recorded in the fourth quarter of fiscal 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.7 million from $207.4 million at January 31, 2010 to $205.7 million at January 31, 2011.

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $93.4 million in cash from operations in fiscal 2010 compared to $39.3 million in fiscal 2011. This decline was primarily driven by net changes in operating assets and liabilities which resulted in the use of cash of $13.9 million in fiscal 2011 compared to a source of cash $35.9 million in the prior year. This decrease was primarily driven by higher inventories resulting from lower than expected sales and a reduction in accounts payable as we endeavored to take advantage of early discount programs. Included in earnings in fiscal 2011 were non-cash charges for depreciation and amortization, and amortization of unearned stock-based compensation of $13.7 million and $2.1 million, respectively.

Due to the seasonal nature of our businesses we generally do not have significant positive cash flow from operations until our fourth quarter. Our working capital needs are the highest in late summer prior to the start of the holiday season. If demand for our products falls short of expectations, we could be required to maintain higher inventory balances than forecasted which could negatively impact our liquidity.

Return to Top

Net cash provided by investing activities was $6.1 million in fiscal 2010, compared to a use of $0.3 million in fiscal 2011. Proceeds from the sale of investments in fiscal 2011 generated $14.1 million of cash primarily through liquidation of equity securities and maturities of short-term certificates of deposit. Uses of cash in fiscal 2011 included purchases of short-term investments of $6.9 million and net capital expenditures for property, plant and equipment of $8.2 million.

Net cash used in financing activities in fiscal 2010 was $41.3 million compared to $39.3 million in fiscal 2011. The current year included the reduction of our long-term debt and capital lease obligations by $0.6 million, compared to long-term debt and capital lease payments of $38.0 million in the prior year. During fiscal 2011, we purchased treasury stock of $20.6 million and paid dividends of $18.8 million compared to $4.0 million and $1.8 million in the prior year. We will continue to monitor carefully our cash position, and will only make additional repurchases of outstanding debt or treasury shares and pay dividends when we have sufficient cash surpluses available to do so.

A significant portion of our operations are outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants. Sales decreased in PartyLite’s U.S. market from the prior year by $49.8 million, or 25%, which was driven by lower activity by existing consultants and a lower number of PartyLite shows held resulting from difficult economic conditions. Management’s key areas of focus have included stabilizing the consultant base through training and promotional incentives, which has had several continuous years of decline in the United States. While we are making efforts to stabilize and increase the number of active independent sales consultants, it may be difficult to do so in the current economic climate due to reduced consumer discretionary spending. If our U.S. consultant count continues to decline it will have a negative impact on our liquidity and financial results.

We anticipate total capital spending of approximately $9.0 million for fiscal 2012. A major influence on the forecasted expenditures is our investment in the growth of the PartyLite European operations as well as investments in information technology systems. We have grown in part through acquisitions and, as part of our growth strategy, we expect to continue from time to time in the ordinary course of business to evaluate and pursue acquisition opportunities as appropriate. We believe our financing needs in the short and long term can be met from cash generated internally.  Information on debt maturities is presented in Note 12 to the Consolidated Financial Statements.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. We may purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. These additional purchases are currently conditioned upon ViSalus meeting certain operating targets in calendar years 2010, 2011 and 2012. ViSalus did not meet its predefined operating target for calendar year 2010. However, we have the right to waive this requirement and increase our ownership interest to 57.5%. As such the amount representing the allocation of losses equivalent to the noncontrolling interest in ViSalus has been reclassified to Stockholder’s equity as noncontrolling interest as it is no longer probable of being redeemed. If we elect to increase our ownership interest to 57.5% in ViSalus in 2011, we will be required to make the additional purchases of ViSalus in 2012 and 2013 if ViSalus meets it predefined operating targets in those years. As of January 31, 2011, if ViSalus meets its projected operating targets, the total expected redemption value of noncontrolling interest will be approximately $37.6 million paid through 2014. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections. We expect the payment, if any, will be out of existing cash balances and future cash flows from operations.

Return to Top

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

In addition, if economic conditions decline, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, deferred tax assets, goodwill and other intangibles, if the valuation of these assets or businesses decline.

Cash held in foreign locations was approximately $58 million and $82 million as of January 31, 2010 and 2011, respectively. We had no short term borrowings outstanding as of January 31, 2010 and 2011 or at anytime during the past year.

As of January 31, 2011, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2012.  As of January 31, 2011, no amount was outstanding under this facility.

As of January 31, 2011, we had $2.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

In May 1999, we filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission. On September 24, 1999, we issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which was amortized over the life of the notes. During the first nine months of fiscal 2010 we repurchased $12.6 million of these notes prior to their maturity date. The final principal payment of $24.7 million was made upon maturity in October 2009.

On October 20, 2003, we issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of January 31, 2011, we were in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

As of January 31, 2010 and 2011, Miles Kimball had approximately $7.7 million and $7.2 million, respectively, of long-term debt (including current portion) outstanding under a real estate mortgage note payable, which matures on June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

Return to Top

As of January 31, 2010 and 2011, Midwest-CBK had $0.1 million, of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit.  The loan is collateralized by certain of Midwest-CBK’s assets. The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 0.6 % as of January 31, 2011. Interest payments are required monthly and the principal is due upon maturity.

As of January 31, 2010 and 2011 ViSalus had two long-term loans totaling $2.7 million and $3.2 million outstanding related to notes payable to RAM and ViSalus’ three founders. Under the terms of the notes, interest is accrued at a fixed annual interest rate of 10.0% in addition to the $0.6 million interest cost as a result of ViSalus achieving certain performance criteria (see Note 3 to the Consolidated Financial Statements for additional information).

On February 28, 2011, ViSalus repaid $0.6 million of the loan due to founders and RAM and also the lump-sum interest payment of $0.6 million due at maturity on the loan. In March 2011, ViSalus paid the loan balance of $3.3 million including interest accrued due to Blyth.

The estimated fair value of our $110.5 million and $111.0 million total long-term debt (including Capital leases) at January 31, 2010 and 2011 was approximately $95.6 million and $110.2 million, respectively. The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

The following table summarizes the maturity dates of our contractual obligations as of January 31, 2011:

Payments Due by Period
		Less than			More than
Contractual Obligations (In thousands)	Total	1 year	1 - 3 Years	3 - 5 Years	5 Years
Long-Term Debt(1)	$110,730	$1,239	$103,916	$1,421	$4,154
Capital Leases(2)	255	90	135	30	-
Interest(3)	18,235	6,112	10,600	760	763
Purchase Obligations(4)	33,284	32,025	1,259	-	-
Operating Leases	47,835	15,030	16,951	7,819	8,035
Unrecognized Tax Benefits(5)	12,211	-	-	-	-
Total Contractual Obligations	$222,550	$54,496	$132,861	$10,030	$12,952
(1) Long-term debt includes 5.5% Senior Notes due November 1, 2013, a mortgage note payable-maturity June 1, 2020, and an Industrial Revenue Bond ("IRB") with a maturity date of January 1, 2025 (See Note 12 to the Consolidated Financial Statements).

(2) Amounts represent future lease payments, excluding interest, due on five capital leases, which end between fiscal 2011 and fiscal 2013 (See Note 14 to the Consolidated Financial Statements).
(3) Interest expense on long-term debt is comprised of $15.1 million relating to Senior Notes, $3.0 million in mortgage interest, $16 thousand of interest due on the MKC Wisconsin Loan, $4 thousand of interest due on the CBK Industrial Revenue Bond, $27 thousand relating to the Visalus founder loans and approximately $39 thousand of interest relating to future capital lease obligations.

(4) Purchase obligations consist primarily of open purchase orders for inventory.
(5) There are no unrecognized tax benefits expected to be realized within the next 12 months, and $12.2 million for which we are not able to reasonably estimate the timing of the potential future payments (See Note 15 to the Consolidated Financial Statements).

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program. We repurchased approximately 582,000 shares during fiscal 2011. As of January 31, 2011, the cumulative total shares purchased under the new and old program was 3,317,602, at a total cost of approximately $249.4 million. The acquired shares are held as common stock in treasury at cost.

Return to Top

During fiscal 2011, we paid $18.8 million in dividends, compared to $1.8 million in fiscal 2010. The total dividends declared during fiscal 2011 were approximately $10.0 million, which includes the $8.2 million special dividend declared in November 2010 and paid in December 2010. Our ability to pay cash dividends in the future is dependent upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund new acquisitions or retire debt. As we normally do, we will review our dividend policy prior to our next dividend payment (historically we have paid dividends in May and November), and may adjust the rate of our semi-annual dividend if necessary.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize derivatives for operational purposes (i.e. forward exchange forward contracts).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, sales adjustments, inventories, income taxes, restructuring and impairments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Return to Top

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

Restructuring and impairment charges on long-lived assets

In response to changing market conditions and competition, our management regularly updates our business model and market strategies, including the evaluation of facilities, personnel and products.  Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring and impairment charges. Historically, we have reviewed long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. Management determines whether there has been an impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair value.

Return to Top

Goodwill and other indefinite lived intangibles

We had approximately $11.2 million and $10.9 million of goodwill and other indefinite lived intangibles, as of January 31, 2010 and 2011, respectively. Goodwill and other indefinite lived intangibles are subject to an assessment for impairment using a two-step fair value-based test and other intangibles are also subject to impairment reviews, which are performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

We perform our annual assessment of impairment as of January 31, which is our fiscal year-end date, or as deemed necessary. For goodwill, the first step is to identify whether a potential impairment exists. This first step compares the fair value of a reporting unit to its carrying amount, including goodwill. Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The fair value of the reporting units is derived using a combination of the outcome of the two valuation techniques described above and depends in part on whether the market multiple methodology has sufficient similar transactions occurring in a recent timeframe. The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense.

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

Return to Top

• unexpected increase in competition resulting in lower prices or lower volumes,
• entry of new products into the marketplace from competitors,
• lack of acceptance of our new products into the marketplace,
• loss of a key employee or customer,
• significantly higher raw material costs, and
• economic downturn
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

Direct Selling Segment

In the second quarter of fiscal 2010, ViSalus revised downward its revenues forecast for the current fiscal year as a result of lower demand for its product reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly, management reduced its current year and long-term forecasts in response to the weakening demand for its products. The impairment analysis performed indicated that the goodwill in ViSalus was fully impaired, as its fair value was less than its carrying value, including goodwill. Accordingly, we recorded a non-cash pre-tax goodwill impairment charge of $13.2 million, during the second quarter of fiscal 2010. The January 31, 2011 impairment assessment of the remaining $2.3 million of the goodwill within this segment indicates that it is fully recoverable.

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

Significant assumptions

If actual revenue growth, profit margins, costs and capital spending should differ significantly from the assumptions included in our business outlook used in the cash flow models, the reporting unit’s fair value could fall significantly below expectations and additional impairment charges could be required to write down goodwill to its fair value and, if necessary, other long lived-assets could be subject to a similar fair value test and possible impairment. Long-lived assets represent primarily fixed assets and other long-term assets excluding goodwill and other intangibles.

Return to Top

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

Trade Names and Trademarks

Our trade name and trademark intangible assets relate to our acquisitions of Miles Kimball and Walter Drake (reported in the Catalog & Internet segment) and our acquisition of a controlling interest in ViSalus in October 2008 (reported in the Direct Selling segment). We had approximately $9.0 million and $8.6 million in trade names and trademarks as of January 31, 2010 and 2011, respectively.

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

Return to Top

During the second quarter of fiscal 2010, we performed impairment assessments due to adverse economic conditions currently experienced due to the continued decrease in consumer spending and a higher then expected distributor attrition rate. We determined that the recorded values of trade names, trademarks and customer relationships within ViSalus, in the Direct Selling segment, were impaired. As a result of these impairment analyses performed, the intangible assets were determined to be impaired, as their fair value was less than their carrying value. Accordingly, we recorded a non-cash pre-tax impairment charge of $3.1 million related to the trade names and trademarks and $0.2 million related to customer relationships.

During fiscal 2011, the Exposure’s brand in the Miles Kimball business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name in this brand was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.3 million, resulting in carrying value as of January 31, 2011 of $1.4 million.

As of January 31, 2011, we performed our annual impairment analysis on the trade names and trademarks of the Catalog & Internet and ViSalus assets. The three primary assumptions used in the relief from royalty method are the discount rate, the perpetuity growth rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The perpetuity growth rate estimates the businesses sustainable long-term growth rate. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to risk adjust the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units’ past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets.

If the discount rate had increased by 0.5% and royalty rate had decreased by 0.5%, the estimated fair value of the trade names and trademarks within the Catalog & Internet segment would have decreased by $2.8 million to $4.7 million. This decrease would have required us to take an additional impairment charge of $2.8 million to write-down our indefinite lived intangibles to its estimated fair value. Conversely, if the discount rate had decreased by 0.5% and the royalty rate had increased by 0.5%, the estimated fair value of the trade names and trademarks within the Catalog and Internet segment would have increased by $3.9 million, resulting in no impairment charge. There would have been no impact in the recorded value of the ViSalus trade names and trademarks within the Direct Selling segment, if the same changes in discount and royalty rate assumptions had occurred as the value would have exceeded its recorded value by $2.8 million and $8.6 million, respectively.

Return to Top

Accounting for income taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or change the allowance in a period, we would include this as an expense within the tax provision in the accompanying Consolidated Statements of Earnings (Loss). Management periodically estimates our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for the tax uncertainties, primarily recorded in long-term liabilities, total $12.3 million and $12.2 million at January 31, 2010 and 2011, respectively. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings.

Blyth’s historical policy has been to consider its unremitted foreign earnings as not indefinitely invested except for amounts deemed required for working capital and expansion needs and as such provide deferred income tax expense on these undistributed earnings. The Company periodically reassesses whether the non-US subsidiaries will invest their undistributed earnings indefinitely.

As of January 31, 2011, we determined that $236.2 million of cumulative undistributed foreign earnings were not reinvested indefinitely by our non-U.S. subsidiaries. During fiscal 2010 and fiscal 2011, we repatriated $150.0 million and $16 million respectively. As a result, $3.3 million of a reduction to deferred taxes was recorded in the current year as an increase to our Net earnings on those unremitted earnings.

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on us for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties.  The state department of revenue has subsequently reduced this amount to $16.9 million, including interest. In February 2011, the state department of revenue issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. We intend to vigorously protest all of these assessments.  As of January 31, 2011, we established a reserve for this matter which we believe is adequate based on existing facts and circumstances. The ultimate resolution of these matters could exceed our recorded reserve in the event of an unfavorable outcome; however, we cannot estimate such a loss at this time.

 Impact of Adoption of Recently Issued Accounting Standards

We have reviewed all guidance issued but not implemented as of the filing date and have determined that only the following could or do have a significant affect on our financial statements.

Return to Top

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for Blyth beginning February 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s consolidated financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for Blyth beginning February 1, 2011. Based on the most recent impairment review of Blyth’s goodwill in January 2011, management has determined these changes will not have an impact on the Company’s consolidated financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s consolidated financial condition or results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have operations outside of the United States and sell our products worldwide. Our activities expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by us. We enter into contracts, with the intention of limiting these risks, with only those counterparties that we deem to be creditworthy, in order to also mitigate our non-performance risk. International sales represented 45% of total sales of the Company for fiscal 2011.

Interest Rate Risk

We are subject to interest rate risk variable rate debt. As of January 31, 2011, we are subject to interest rate risk on approximately $0.1 million of variable rate debt. A 1-percentage point increase in the interest rate would not have a significant impact on pre-tax earnings.

Investment Risk

We are subject to investment risk on our marketable securities due to market volatility. As of January 31, 2011, we held equity instruments with an adjusted cost basis of $13.8 million which have been adjusted to its fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of January 31, 2010 and January 31, 2011 was $5.2 million and $5.6 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

Return to Top

We have designated our forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is no longer probable to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax gain included in AOCI at January 31, 2011 is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of January 31, 2011:

	US Dollar	Average	Unrealized
(In thousands, except average contract rate)	Notional Amount	Contract Rate	Gain (Loss)
Canadian Dollar	$2,050	1.00	$15
Euro	$11,475	$1.32	$(181)
	$13,525		$(166)

The foreign exchange contracts outstanding have maturity dates through October 2011.

Return to Top

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc.

We have audited the accompanying consolidated balance sheets of Blyth, Inc. and Subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2011 expressed an unqualified opinion thereon.

                                                                  /s/ Ernst & Young LLP

Stamford, Connecticut
April 8, 2011

Return to Top

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blyth, Inc.
Greenwich, Connecticut

We have audited the accompanying consolidated statements of loss, stockholders' equity, and cash flows for the period ended January 31, 2009 of Blyth, Inc. and subsidiaries (the "Company").  Our audit also included information for fiscal year ended 2009 in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above of Blyth, Inc. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2009 information in such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of new accounting guidance for the presentation and disclosure of noncontrolling interests.

/S/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
April 13, 2009 (April 9, 2010 as to the effects of the immaterial restatement discussed in Note 1, and the effects of  the adoption of new accounting guidance for the presentation and disclosure of noncontrolling interests as discussed in Note 1)

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 31, (In thousands, except share and per share data)	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$207,394	$205,748
Short-term investments	5,000	8,700
Accounts receivable, less allowance for doubtful receivables $2,243 in 2010 and $1,344 in 2011	18,694	17,586
Inventories	102,203	108,222
Prepaid and other	23,997	27,583
Deferred income taxes	6,769	2,096
Total current assets	364,057	369,935
Property, plant and equipment, at cost:
Land and buildings	103,997	103,521
Leasehold improvements	7,944	8,212
Machinery and equipment	129,299	127,703
Office furniture, data processing equipment and software	68,641	64,758
Construction in progress	914	1,643
	310,795	305,837
Less accumulated depreciation	202,808	204,336
	107,987	101,501
Other assets:
Investments	19,072	7,576
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $12,254 in 2010 and $13,338 in 2011	12,176	10,792
Other assets	17,403	9,663
Total other assets	50,949	30,329
Total assets	$522,993	$501,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$582	$1,330
Accounts payable	57,338	51,783
Accrued expenses	60,895	61,102
Dividend payable	8,826	-
Income taxes payable	4,913	3,581
Total current liabilities	132,554	117,796
Deferred income taxes	686	2,049
Long-term debt, less current maturities	109,962	109,655
Other liabilities	24,984	25,195
Commitments and contingencies	-	-
Redeemable noncontrolling interest	(1,470)	-
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 12,765,919 shares in 2010 and 12,791,515 shares in 2011	255	256
Additional contributed capital	144,233	146,355
Retained earnings	494,524	510,102
Accumulated other comprehensive income	20,591	16,951
Treasury stock, at cost, 3,972,112 shares in 2010 and 4,561,014 shares in 2011	(403,329)	(424,210)
Total stockholders' equity	256,274	249,454
Noncontrolling interest	3	(2,384)
Total equity	256,277	247,070
Total liabilities and equity	$522,993	$501,765
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings (Loss)
For the year ended January 31, (In thousands, except per share data)	2009	2010	2011
Net sales	$1,050,793	$958,077	$900,927
Cost of goods sold	473,577	432,578	401,297
Gross profit	577,216	525,499	499,630
Selling	400,658	367,487	337,191
Administrative	123,779	111,531	115,832
Goodwill and other intangibles impairment	48,751	16,498	-
Total operating expense	573,188	495,516	453,023
Operating profit	4,028	29,983	46,607
Other expense (income):
Interest expense	10,001	7,755	7,209
Interest income	(4,261)	(1,410)	(1,007)
Foreign exchange and other, net	9,813	1,564	1,999
Total other expense	15,553	7,909	8,201
Earnings (loss) before income taxes	(11,525)	22,074	38,406
Income tax expense	3,840	5,649	13,618
Net earnings (loss)	(15,365)	16,425	24,788
Less: Net earnings (loss) attributable to the noncontrolling interests	115	(1,269)	(768)
Net earnings (loss) attributable to Blyth, Inc.	(15,480)	17,694	25,556
Basic:
Net earnings (loss) attributable per Blyth, Inc. common share	$(1.73)	$1.99	$3.02
Weighted average number of shares outstanding	8,971	8,912	8,462
Diluted:
Net earnings (loss) attributable per Blyth, Inc. common share	$(1.73)	$1.98	$3.00
Weighted average number of shares outstanding	8,971	8,934	8,508
Cash dividend declared per share	$2.16	$1.20	$1.20
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Blyth, Inc.'s Stockholders
				Accumulated				Redeemable
		Additional		Other				Noncontrolling
	Common	Contributed	Retained	Comprehensive	Treasury	Noncontrolling	Total	Interest	Comprehensive
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Equity	(Temporary Equity)	Income (Loss)
Balance at January 31, 2008	$254	$138,927	$522,328	$25,444	$(387,885)	$-	$299,068	$-	$-
Net loss for the year			(15,480)			115	(15,365)		(15,365)
Distribution to noncontrolling interest						(115)	(115)
Foreign currency translation adjustments				(4,318)			(4,318)		(4,318)
Net unrealized loss on certain investments (net of tax benefit of $546)				(2,375)			(2,375)		(2,375)
Net gain on cash flow hedging instruments (net of a tax liability of $377)				615			615		615
Comprehensive loss									(21,443)
Comprehensive income attributable to the noncontrolling interests									(115)
Comprehensive loss attributable to Blyth, Inc.									$(21,558)
Common stock issued in connection with long-term incentive plan	1						1
Amortization of unearned compensation		2,380					2,380
Dividends paid ($2.16 per share)			(19,406)				(19,406)
Treasury stock purchases					(11,093)		(11,093)
Accretion of redeemable noncontrolling interest			(893)				(893)	893
Balance at January 31, 2009	$255	$141,307	$486,549	$19,366	$(398,978)	$-	$248,499	$893	$-
Net earnings (loss) for the year			17,694			201	17,895	(1,470)	16,425
Distribution to noncontrolling interest						(198)	(198)
Foreign currency translation adjustments (net of tax liability of $261)				1,558			1,558		1,558
Net unrealized gain on certain investments (net of tax liability of $315)				438			438		438
Realized loss on sale of available for sale investment (net of tax benefit of $197)				322			322		322
Realized gain on pension plan termination (net of tax liability of $749)				(1,153)			(1,153)		(1,153)
Net unrealized gain on cash flow hedging instruments (net of tax liability of $30)				60			60		60
Comprehensive income									17,650
Comprehensive loss attributable to the noncontrolling interests									1,269
Comprehensive income attributable to Blyth, Inc.									$18,919
Stock-based compensation		2,926					2,926
Dividends declared ($1.20 per share)			(10,612)				(10,612)
Reversal of accretion of redeemable noncontrolling interest			893				893	(893)
Treasury stock purchases					(4,351)		(4,351)
Balance at January 31, 2010	$255	$144,233	$494,524	$20,591	$(403,329)	$3	$256,277	$(1,470)	$-
Net earnings (loss) for the year			25,556			224	25,780	(992)	$24,788
Distribution to noncontrolling interest						(149)	(149)
Reclass of Redeemable Noncontrolling Interest to Noncontrolling Interest						(2,462)	(2,462)	2,462
Foreign currency translation adjustments (net of tax benefit of $286)				(5,108)			(5,108)		(5,108)
Reclassification adjustments for realized and unrealized gain (loss) activity (net of tax liability of $201)				1,271			1,271		1,271
Net unrealized gain on net investment hedginginstruments (net of tax liability of $239)				399			399		399
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $109)				(202)			(202)		(202)
Comprehensive Income									21,148
Comprehensive loss attributable to the noncontrolling interests									768
Comprehensive Income attributable to Blyth, Inc.									$21,916
Common stock issued in connection with long-term incentive plan	1	(1)					-
Stock-based compensation		2,123					2,123
Dividends declared ($1.20 per share)			(9,978)				(9,978)
Treasury stock purchases 1					(20,881)		(20,881)
Balance, January 31, 2011	$256	$146,355	$510,102	$16,951	$(424,210)	$(2,384)	$247,070	$-

1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended January 31, (In thousands)	2009	2010	2011
Cash flows from operating activities:
Net earnings (loss)	$(15,365)	$16,425	$24,788
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	18,628	16,592	13,697
Goodwill and other intangibles impairment charges	48,751	16,498	-
Impairment of assets	8,034	376	3,523
(Gain) Loss on sale of assets	13	30	(267)
Stock-based compensation expense	1,836	2,695	2,123
Unrealized loss on trading investments	2,096	-	-
Deferred income taxes	(13,376)	6,630	8,827
Equity in (earnings) losses of investee	(116)	120	587
Gain on pension plan termination	-	(1,902)	-
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	5,062	10,977	926
Inventories	(5,972)	36,160	(7,183)
Prepaid and other	7,566	252	2,001
Other long-term assets	2,510	1,268	1,793
Accounts payable	(7,800)	9,666	(4,105)
Accrued expenses	(15,068)	(5,753)	72
Other liabilities	(5,679)	(4,090)	(6,390)
Income taxes	6,722	(12,574)	(1,048)
Net cash provided by operating activities	37,842	93,370	39,344
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposal proceeds	(8,173)	(5,384)	(8,218)
Purchases of short-term investments	(69,716)	(5,000)	(6,899)
Proceeds from sales of short-term investments	84,777	-	11,892
Note receivable issued under revolving credit facility	(4,416)	-	-
Proceeds from the repayment of note receivable	4,416	-	-
Proceeds from sales of assets, net of costs	36	3,939	21
Purchases of long-term investments	(3,070)	(521)	-
Proceeds from sale of long-term investments	7,204	6,494	2,237
Purchase of businesses, net of cash acquired	(15,814)	-	-
Cash settlement of net investment hedges	-	6,563	638
Net cash provided by (used in) investing activities	(4,756)	6,091	(329)
Cash flows from financing activities:
Purchases of treasury stock	(11,093)	(3,981)	(20,557)
Borrowings from bank line of credit	560,800	-	-
Repayments on bank line of credit	(560,800)	-	-
Borrowings on long-term debt	-	2,660	840
Repayments on long-term debt	(12,682)	(37,774)	(535)
Payments on capital lease obligations	(507)	(187)	(113)
Dividends paid	(19,406)	(1,785)	(18,803)
Distributions to noncontrolling interest	-	(198)	(149)
Net cash used in financing activities	(43,688)	(41,265)	(39,317)
Effect of exchange rate changes on cash	(5,995)	2,774	(1,344)
Net increase (decrease) in cash and cash equivalents	(16,597)	60,970	(1,646)
Cash and cash equivalents at beginning of year	163,021	146,424	207,394
Cash and cash equivalents at end of year	$146,424	$207,394	$205,748
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,547	$8,471	$6,159
Income taxes	7,643	12,021	12,477
Non-cash transactions:
Capital leases for equipment	30	71	198
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

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Blyth, Inc. and its subsidiaries. The Company consolidates entities in which it owns or controls more than 50% of the voting shares and/or investments where the Company has been determined to have control. The portion of the entity not owned by the Company is reflected as the noncontrolling interest within the Equity section of the Consolidated Balance Sheets and in the case of the redeemable noncontrolling interest, within the mezzanine section of the Consolidated Balance Sheets between Long-term liabilities and Equity. Investments in companies that are not consolidated but where we have significant influence are reported using the equity method and are recorded in Other assets in the Consolidated Balance Sheets.  All inter-company balances and transactions have been eliminated in consolidation.

Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday nearest to January 31st.  European, Mexican and Australian operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period. The application of this consolidation policy has been consistently applied and has not had a significant impact on the Company’s consolidated financial condition or results of operations.

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

Return to Top

Credit Concentration

The Company’s credit sales are principally to department and gift stores, mass merchandisers and distributors, which purchase the Company’s products for resale. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company makes provisions for estimated credit losses. No single customer accounts for 10% or more of Net Sales. One customer within the Wholesale segment accounted for $1.9 million, or approximately 11% of the Accounts Receivables balance as of January 31, 2011.

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

Investments

The Company makes investments from time to time in the ordinary course of its business that may include common and preferred equity securities, debt instruments, and long-term investments and/or joint ventures. The Company’s investments are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 320 to 325, “Investments.” The Company reviews investments for impairment using both quantitative and qualitative factors. Unrealized gains and losses on available-for-sale investment securities that are considered temporary and are not the result of a credit loss are included in AOCI, net of applicable taxes, while realized gains and losses are reported in earnings. For investments held as trading, all realized and unrealized gains and losses are reported in earnings. The equity method of accounting is used to account for investments in common stock in which the Company owns less than the majority of voting stock and has the ability to exercise significant influence over the operating and financial policies of the investee but lacks control.

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

The Company has designated forward exchange contracts on forecasted intercompany purchases and purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts are recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is realized in the Consolidated Statements of Earnings (Loss). If a hedging

Return to Top

instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is probable of no longer occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. Refer to Note 8 for further details on our accounting for derivative instruments.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Insignificant amounts due from credit card companies for the settlement of credit card transactions are included in cash equivalents because they are both short-term and highly-liquid instruments and typically take one to three business days to be received by the Company. The major credit card companies making these payments are highly accredited businesses and the Company does not deem them as having material counterparty credit risk.

The Company holds its cash investments with high credit quality financial institutions. Cash balances in the Company’s U.S. concentration accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per bank. The Company has $2.1 million of restricted cash in a certificate of deposit that is used as collateral to standby letters of credit, which is reported in Investments. This cash will be restricted until the standby letters of credit are relieved by the beneficiaries.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company records provisions for obsolete, excess and unmarketable inventory in Cost of goods sold.

Shipping and Handling

The Company classifies shipping and handling fees billed to customers as Revenue, and shipping and handling costs as Cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation expense for fiscal 2009, 2010 and 2011 was $17.0 million, $15.2 million and $13.5 million, respectively. The amortization of assets obtained through capital leases is also recorded as a component of depreciation expense. Depreciation is provided for principally by use of the straight-line method for financial reporting purposes. Leasehold improvements are amortized

Return to Top

over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The Company records gains and losses from the sale of property, plant and equipment in operating profit.

During fiscal 2009, $6.7 million relating to a distribution center within the Wholesale segment was reclassified to a long-term asset available for sale within Other assets in the Consolidated Balance Sheets. In December 2010, the Company entered into a contract to sell the distribution center. As a result, the Company reclassified the asset from Other Assets to a current asset within Prepaid and other in the Consolidated Balance Sheets.

In January 2011, the Company reviewed the recoverability of its Boca Java assets within the Catalog and Internet segment due to the continued decline in revenues and profitability and management’s planned disposal of the assets. As a result of this decline, management concluded the assets of Boca Java were not fully recoverable and recorded an impairment charge of $0.9 million to write off certain assets of Boca Java. The depreciation expense for the year as stated above includes this impairment. Refer to Note 22 for a more detailed discussion on this transaction.

The principal estimated lives used in determining depreciation are as follows:

Buildings	27 to 40 years
Leasehold improvements	5 to 10 years
Machinery and equipment	5 to 12 years
Office furniture, data processing equipment and software	3 to 7 years

Goodwill and Other Indefinite Lived Intangibles

Goodwill and Other indefinite-lived intangibles are subject to an assessment for impairment at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment as of January 31.

For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Fair value for each of the Company’s reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple analysis. The discounted cash flow analysis assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple analysis estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. The fair value of the reporting units is derived by using a combination of the two valuation techniques described above.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

For indefinite-lived intangible assets, the Company uses the relief from royalty method to estimate the fair value for indefinite-lived intangible assets and compares this value to book value. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the income approach or discounted cash flow methodology used to

Return to Top

determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is equal to the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than “book” or accounting profits.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment or whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. When indicators are present, management determines whether there has been an impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value.  Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair value.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes net earnings (loss), as reported in the Consolidated Statements of Earnings (Loss) and Other Comprehensive Income (Loss) (“OCI”). OCI is comprised of foreign currency cumulative translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, the net gains and losses on cash flow hedging instruments and net investment hedges and a realized gain on a Pension Plan termination.  The Company reports, by major components and as a single total, the change in comprehensive income (loss) during the period as part of the Consolidated Statements of Stockholders’ Equity.

The following table presents the components of the Company’s AOCI, net of deferred tax liabilities of $9.0 million and $8.6 million as of  January 31, 2010 and 2011, respectively:

(In thousands)	Foreign currency translation adjustments	Unrealized gain (loss) on certain investments	Net gain (loss) on cash flow hedges	Net gain on net investment hedges	Accumulated other comprehensive income (loss)

Balance at January 31, 2010	$16,059	$(737)	$72	$5,197	$20,591
Balance at January 31, 2011	$10,951	$534	$(130)	$5,596	$16,951

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

Return to Top

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

During fiscal 2010 and 2011, the Company determined that a portion of its undistributed foreign earnings are not reinvested indefinitely by its non-U.S. subsidiaries, and accordingly, recorded a deferred income tax expense related to these undistributed earnings. The Company periodically reassesses whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely.

Revenue Recognition

Revenues consist of sales to customers, net of returns and allowances. The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer. The Company presents revenues net of any taxes collected from customers and remitted to governmental authorities.

The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions.  The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  In some instances, the Company receives payment in advance of product delivery.  Such advance payments occur primarily in the direct selling and direct marketing channels and are recorded as deferred revenue.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded to revenue. Gift card sales are also included in deferred revenue. Upon expiration or redemption, the related deferred revenue is recorded to revenue. The Company considers applicable escheat laws and historical redemption data when realizing gift card revenue.

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

Return to Top

Earnings per Common and Common Equivalent Share

Basic earnings per common share and common share equivalents are computed based upon the weighted average number of shares outstanding during the period. These outstanding shares include both outstanding common shares and vested restricted stock units (“RSUs”) as common stock equivalents. Diluted earnings per common share and common share equivalents reflect the potential dilution that could occur if options and fixed awards to be issued under stock-based compensation arrangements were converted into common stock.

Employee Stock Compensation

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

Operating Expenses

Cost of goods sold includes the cost of raw materials and their procurement costs, inbound and outbound freight, and the direct and indirect costs associated with the personnel, resources and property plant and equipment related to the manufacturing, warehousing, inventory management and order fulfillment functions. Selling expenses include customer service costs, the costs associated with trade shows and showrooms, catalog costs including printing and shipping, commissions paid to consultants, the salaries and benefits related to personnel within the marketing and selling functions, costs associated with promotional offers to independent consultants, and other selling and marketing expenses. Administrative and other expenses includes salaries and related benefits associated with various administrative departments, including human resources, legal, information technology, finance and executive, as well as professional fees and administrative facility costs associated with leased buildings, office equipment and supplies.

Promotional Offers to Independent Consultants, Hostesses and Guests

PartyLite’s sales are generated by its independent consultants, who strive to maximize three interrelated objectives, namely selling product, scheduling (or booking) parties and recruiting new consultants. In order to encourage its consultants to accomplish these goals, PartyLite makes monthly promotional offers including free or discounted products to hostesses and guests holding and attending shows and annual incentive trips and the payment of bonuses to consultants.

Promotions including free or discounted products are designed to increase revenues by providing incentives for guests attending the parties and hostesses holding the shows. These include (1) discounted product offers to hostesses who hold shows or meet certain sales objectives at the shows, (2) offering free or discounted products to guests whose purchases exceed a certain level, and (3) offering special “party only” discount offers by guests attending a show. Promotional offers for free products are recorded as a charge to Cost of goods sold when incurred, and promotional offers for discounted products are recorded as a reduction of revenue when incurred with the full cost of the product being charged to Cost of goods sold.

Return to Top

Annual incentive trips (paid for by PartyLite for consultants) and bonuses (usually in the form of cash or an allowance against the cost of an incentive trip) are awarded to consultants who recruit new consultants during promotional periods or achieve certain sales levels. Estimated costs related to these promotional offers are recorded as compensation within Selling expense as they are earned. During fiscal 2009, 2010 and 2011, related promotional expenses were recorded of $9.8 million, $8.2 million and $7.2 million, respectively.

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

Note 2.       New Accounting Pronouncements

The following is a list of accounting standard updates either adopted by the Company for fiscal 2011 or standards that could have a significant impact on future financial statements or disclosures upon adoption:

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that

Return to Top

occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for Blyth beginning February 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s consolidated financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.”  This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for Blyth beginning February 1, 2011. Based on the most recent impairment review of Blyth’s goodwill in January 2011, management has determined these changes will not have an impact on the Company’s consolidated financial condition or results of operations.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s consolidated financial condition or results of operations.

Note 3.       Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. Additionally, as provided in the acquisition agreement, and amended in September 2009, the Company has provided ViSalus with a $3.0 million revolving credit facility through July 2014, of which $3.0 million was outstanding as of January 31, 2011 and 2010. The Company may be required to make additional purchases of

Return to Top

ViSalus’ equity interest to increase our equity ownership over time to 57.5%, 72.7% and 100.0%. These additional purchases are conditioned upon ViSalus meeting certain operating targets in calendar years 2010, 2011 and 2012. The purchase prices of the additional investments are based on ViSalus’ future operating results.  The Company has the option to acquire the remaining interest in ViSalus, even if they do not meet the predefined operating targets.

The Company has accounted for the acquisition of ViSalus as a business combination under SFAS No. 141 “Business Combinations,” since the Company obtained control of ViSalus prior to the effective date of ASC 805. The Company analyzed the criteria for consolidation in accordance with ASC 810, and has determined it has control of ViSalus based on the following factors.  ViSalus is currently majority owned collectively by Blyth and Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), a related party (see Note 16 to the Consolidated Financial Statements for additional information).  Moreover, the Company has taken into account the composition of ViSalus’ three-member board of managers, one of whom is an executive officer of the Company, one of whom is a principal of RAM and one of whom is a founder and executive officer of ViSalus. Additionally, the Company and RAM together control ViSalus’ compensation committee and control the compensation of the ViSalus executive officer who serves on ViSalus’ board of managers. Consequently, all of the members of ViSalus’ board of managers may be deemed to operate under the Company’s influence.

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

As discussed above, the Company is required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets. As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company had begun recognizing these noncontrolling interests outside of permanent equity and accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed.  The accretion of the redemption value had been recognized as a charge to retained earnings, and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential was reflected in the Company’s earnings per share (“EPS”).  During the second quarter of fiscal 2010 ViSalus’ revenue forecast for the prior fiscal year was revised downward as a result of lower demand for its product, reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and curtailing its international expansion plans. Accordingly, management reduced its long-term forecasts in response to the weakening demand for its products. The revisions in ViSalus’ near-term and long-term projections have resulted in management concluding that it is no longer probable that Blyth would be obligated to purchase the remaining ownership interest in ViSalus. Accordingly, during the second quarter of fiscal 2010, the Company reversed both its accretion of its redeemable noncontrolling interest to zero and the previous EPS accretion adjustment for the portion in excess of fair value. ViSalus did not meet its predefined operating target for calendar year 2010. However, we have the right to waive this requirement and increase our ownership interest to 57.5%. As such the amount representing the allocation of losses equivalent to the noncontrolling interest in ViSalus has been reclassified to Stockholder’s equity as noncontrolling interest as it is no longer redeemable. If we elect to increase our ownership interest to 57.5% in ViSalus in 2011, the noncontrolling interest will become redeemable and as such we will be required to make the additional purchases of ViSalus in 2012 and 2013 if ViSalus meets it predefined operating targets in those years.

Return to Top

If ViSalus meets its projected operating targets, the total expected redemption value of noncontrolling interest will be approximately $37.6 million paid through 2014. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections.

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 16 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus consist of: its three founders (each of whom currently own approximately 11.7% of ViSalus for a total of 35.3%) (“the founders”), RAM which currently owns 15.2%, and a small group of employees who collectively own approximately 5.9% of ViSalus. Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each).  Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 33.4% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

On February 1, 2010, ViSalus received a financing commitment from the founders and RAM for up to $1.2 million to fund its operations for calendar year 2010, $0.6 million of which has been borrowed as of January 31, 2011.  The loan is due on February 28, 2011 and interest accrues at 10% per annum payable quarterly in arrears.  In addition to the 10% interest, the loan requires ViSalus to pay a further lump-sum interest payment at maturity of $0.6 million in addition to its principal amount due. In April 2010, the Company also loaned ViSalus an additional $0.3 million which is due on February 28, 2011. The loan accrues interest at 10% per annum payable quarterly in arrears. These loans are secured by ViSalus’ assets and have preference over all existing loans from the founders, RAM and the Company.

As of January 31, 2011, ViSalus had outstanding notes payable, excluding interest, to RAM and the founders of $3.2 million, in addition to $3.3 million due to Blyth.

On February 28, 2011, ViSalus repaid $0.6 million of the loan due to founders and RAM and also the lump-sum interest payment of $0.6 million due at maturity on the loan. In March 2011, ViSalus paid the loan balance of $3.3 million including interest accrued, due to Blyth.

Note 4.       Restructuring and Impairment Charges

During fiscal 2007, the Company recorded charges related to the restructuring of the North American operations of the Direct Selling segment in recognition of the decline in sales in this channel. Restructuring charges associated with the termination of 91 employees included severance costs of $1.5 million and lease termination expenses of $0.5 million related to the impairment of a North American distribution facility. Adjustments to lease termination costs of $1.7 million, $0.1 million and $0.8 million were recorded to Costs of goods sold, in fiscal 2009, 2010 and 2011, respectively, based on changes in our estimate of the ability to sub-lease the property. In fiscal 2011, given the limited lease term and market conditions, the Company fully impaired the lease assuming no future sub-lease income through its lease expiration in fiscal 2013.

Return to Top

The following is a tabular rollforward of the restructuring charges described above that were recorded on the Consolidated Balance Sheets of the Company:

	Wholesale Segment	Direct Selling Segment
(In thousands)	Severance Costs	Lease Obligation	Severance Cost	Total
Balance at January 31, 2008	$138	$1,151	$100	$1,389
Changes in estimate during fiscal 2009	-	1,701		1,701
Payments made in fiscal 2009	(138)	(865)	(100)	(1,103)
Balance at January 31, 2009	$-	$1,987	$-	$1,987
Changes in estimate during fiscal 2010	-	129	-	129
Payments made in fiscal 2010	-	(789)	-	(789)
Balance at January 31, 2010	$-	$1,327	$-	$1,327
Changes in estimate during fiscal 2011	-	832	-	832
Payments made in fiscal 2011	-	(788)	-	(788)
Balance at January 31, 2011	$-	$1,371	$-	$1,371

Note 5.      Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates their fair value.

The Company’s investments as of January 31, 2011 consisted of a number of financial securities including equity securities, preferred stocks, certificates of deposit, and an investment in a limited liability company. The Company accounts for its investments in equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	January 31, 2010			January 31, 2011
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Auction Rate Securities	10,000	9,424	(576)	10,000	8,700	-
Equity securities	6,103	6,256	153	4,620	5,118	498
Certificates of deposit	7,413	7,413	-	2,065	2,065	-
Total available for sale investments	$23,516	$23,093	$(423)	$16,685	$15,883	$498
Equity method investment in LLC 2		979			393
Total investments		$24,072			$16,276

1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset. The equity securities consist of $4.6 million for preferred stock as of January 31, 2011.

The basis for the preferred stock was their fair value as of February 1, 2009, the date that they were reclassified from trading to available for sale.
2) The equity method investment is reported at cost, adjusted by the Company's proportionate share of investee's earnings or loss. This may not be equal to the investment's fair market value.
The Company recorded impairment charge of $0.6 million for the twelves months ended January 31,2011.

Short-term investments held as of January 31, 2010 and 2011 consist of $5.0 million of certificates of deposit that have maturities greater than three months but less than twelve months and an auction rate security valued at $8.7 million. The certificates of deposits are recorded at cost and interest earned on these is realized in Interest income in the Consolidated Statements of Earnings (Loss). In conjunction with a decision made prior to year end, the ARS was sold in February 2011 and is presented as short-term investments as of January 31, 2011 in the Consolidated Balance Sheets. The Company determined that the decrease in value of its ARS was other than temporary and therefore recorded a charge of $1.3 million representing the difference in the par value of the ARS of $10.0 million and its liquidated value of $8.7 million. The charge of $1.3 million was recorded in Foreign exchange and other in the Consolidated Statements of Earnings (Loss) for the year ended January 31, 2011.

Return to Top

As of January 31, 2010 and 2011, the Company held $6.3 million and $5.1 million of preferred stock investments which are classified as long-term available for sale securities. Unrealized gains and/or losses on these investments that are considered temporary are recorded in AOCI. These securities are valued based on quoted prices in inactive markets. For the year ended January 31, 2010 and 2011, the Company recorded an unrealized gain net of tax of $0.1 million and $0.3 million, respectively, in AOCI.

The following table summarizes the proceeds and realized gains and losses on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss). Gains and losses are calculated using the specific identification method.

(In thousands)	Year Ended January 31,
	2010	2011
Net proceeds	$5,238	$1,889
Realized gains (losses)	$(870)	$(894)

The Company holds an investment in a limited liability company (“LLC”) obtained through its ViSalus acquisition. The LLC is accounted for under the equity method as the Company holds a minority interest in this company. The Company recorded an impairment charge of $0.6 million in fiscal 2011, reflecting a downward revision of its current and long term forecasted revenue and profits. This impairment was recorded in the Consolidated Statement of Earnings (Loss) in Foreign exchange and other. As Blyth owns a 43.6% share in ViSalus, a portion of this impairment is attributable to noncontrolling interest and therefore, the net impairment recorded to Blyth’s Net earnings is $0.3 million. The investment in this LLC involves related parties as discussed in Note 16.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit. These investments are recorded at cost and interest earned is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of January 31, 2010 and 2011, the fair value of these securities was $1.0 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI. These mutual funds are included in Other assets in the Consolidated Balance Sheets.

Note 6.       Inventories

The major components of Inventories are as follows:

January 31, (In thousands)	2010	2011
Raw materials	$8,482	$7,840
Finished goods	93,721	100,382
Total	$102,203	$108,222

As of January 31, 2010 and 2011, the inventory valuation adjustments totaled $15.0 million and $16.4 million, respectively. The Company recorded provisions for obsolete, excess and unmarketable inventory to Cost of goods sold in the Consolidated Statements of Earnings (Loss) for fiscal 2009, 2010 and 2011 of $6.1 million, $4.5 million and $9.2 million, respectively.

Return to Top

Note 7.       Prepaid and Other

Prepaid and other consists of the following:

January 31, (In thousands)	2010	2011
Income and other taxes	$2,269	$1,736
Catalogs	6,319	7,407
Promotions	3,952	3,013
Foreign exchange forward contracts	144	15
Asset available for sale	-	5,865
Other	11,313	9,547
Total	$23,997	$27,583

Note 8.       Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of January 31, 2011, there were no outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of January 31, 2010 and January 31, 2011 was $5.2 million and $5.6 million, respectively.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is realized in the Consolidated Statements of Earnings (Loss). If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax loss included in accumulated AOCI at January 31, 2011 for cash flow hedges is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through October 2011.

Return to Top

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	January 31, 2010		January 31, 2011
Derivatives designated as hedging instruments	Prepaid and Other	Accrued Expenses	Prepaid and Other	Accrued Expenses
Foreign exchange forward contracts in an asset position	$144	$56	$19	$83
Foreign exchange forward contracts in a liability position	(56)	(125)	(18)	(380)
Net derivatives at fair value	$88	$(69)	$1	$(297)

Gain and loss activity related to the Company’s cash flow hedges for the year ended January 31, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2010	2011		2010	2011
Foreign exchange forward contracts	$90	($310)	Cost of goods sold	($1,410)	$540

For the year ended January 31, 2010 and 2011, the Company recorded a gain of $0.7 million and $0.4 million, respectively, to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

For the fiscal year ended January 31, 2010 and 2011, the Company recorded losses of $1.2 and   $0.7 million, respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges, to Foreign exchange and other.

Note 9.       Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite- lived intangibles might be impaired.

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

In the second quarter of fiscal 2010, the ViSalus business, within the Direct Selling segment, revised downward its revenues forecast for the current fiscal year as a result of lower demand for its product reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its distributor base. These factors together have required management to focus its efforts on stabilizing its distributor base and

Return to Top

curtailing its international expansion plans. Accordingly, management reduced its short-term and long-term forecasts in response to the weakening demand for its products. The impairment analysis performed indicated that the goodwill in ViSalus was fully impaired, as its fair value was less than its carrying value, including goodwill. Accordingly, the Company recorded a non-cash pre-tax goodwill impairment charge of $13.2 million, during the second quarter of fiscal 2010.

The gross value of goodwill was $15.5 million in the Direct Selling segment. As of January 31, 2011, the carrying amount of the Company’s goodwill within the Direct Selling segment was $2.3 million.

The following table shows changes in goodwill for the fiscal years ended January 31, 2010 and 2011:

(In thousands)	Direct Selling
Balance as of January 31, 2009	$13,988
ViSalus acquisition	1,501
Impairment charges	(13,191)
Balance as of January 31, 2010 and 2011	$2,298

The Company uses the relief from royalty method to estimate the fair value for indefinite-lived intangible assets. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the income approach or discounted cash flow methodology used to determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is estimated based on the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements using an intellectual property data base. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than “book” or accounting profits.

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog and Internet segment; and other intangible assets of ViSalus, which is reported in the Direct Selling segment.

In connection with the ViSalus goodwill impairment analysis performed for the second quarter of fiscal 2010, the Company also analyzed and recorded additional impairment charges totaling $3.1 million, for certain of the Company’s trade names. This impairment was the result of a downward revision of its revenue forecast, lower consumer spending and higher than anticipated attrition rate in its distributor base.

During fiscal 2011, the Exposures brand under the Miles Kimball business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending, due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name in this brand was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.3 million resulting in a carrying value of $1.4 million.

Return to Top

The indefinite-lived trade names and trademarks were valued at $9.0 million and $8.6 million as of the fiscal years ended January 31, 2010 and 2011, respectively. The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually as of January 31, and upon the occurrence of a triggering event.

The gross value of all indefinite trade names and trade marks by segment was $28.1 million in the Catalog & Internet segment and $4.2 million in the Direct Selling segment. The gross value of all customer relationships by segment was $15.4 million in the Catalog & Internet segment and $0.3 million in the Direct Selling segment.

Other intangible assets include the following:

	Direct Selling Segment		Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at January 31, 2009	$4,200	$271	$7,850	$4,519	$12,050	$4,790
Amortization	-	(64)	-	(1,293)	-	(1,357)
Impairments	(3,100)	(207)	-	-	(3,100)	(207)
Other intangibles at January 31, 2010	$1,100	$-	$7,850	$3,226	$8,950	$3,226
Amortization	-	-	-	(1,084)	-	(1,084)
Impairments	-	-	(300)	-	(300)	-
Other intangibles at January 31, 2011	$1,100	$-	$7,550	$2,142	$8,650	$2,142

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense was $1.4 million in fiscal 2010 and $1.1 million in fiscal 2011. Estimated amortization expense for the next five fiscal years, beginning with fiscal 2012 is as follows: $0.7 million, $0.6 million, $0.6 million, $0.2 million and an insignificant amount to be amortized in fiscal 2016. The weighted average remaining life of the Company’s customer lists was 4.6 years at January 31, 2011.

Note 10.       Fair Value Measurements

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

Return to Top

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, January 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of January 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,065	$-	$2,065	$-
Equity Securities 1	13,818	-	5,118	8,700
Deferred compensation plan assets 2	978	978	-	-
Foreign exchange forward contracts	102	-	102	-
Total	$16,963	$978	$7,285	$8,700
Financial liabilities
Foreign exchange forward contracts	$(398)	$-	$(398)	$-
1) In February 2011, the Company sold its only remaining Auction Rate Security for $8.7 million. The Company recorded a charge of $1.3 million for the fiscal year ended January 2011 representing the difference in its par and liquidated value.
2) There is an offsetting liability for the obligation to its employees in Other liabilities.

The table below summarizes the changes in the fair value of Level-3 financial asset, representing the Company’s only remaining Auction Rate Security, for the twelve month period ended January 31, 2011:

(In thousands)	Significant unobservable inputs (Level 3)
Fair value February 1, 2010	$9,424
Reversal of unrealized loss	$576
Realized loss 1	(1,300)
Fair value January 31, 2011	$8,700
(1) In February 2011, the Company sold its only remaining Auction Rate Security for $8.7 million. The Company recorded a charge of $1.3 million for the fiscal year ended January 2011 representing the difference between its par and liquidated value.

The Company values its investments in equity securities within the deferred compensation plan using level 1 inputs, by obtaining quoted prices in active markets. The deferred compensation plan assets consist of shares of mutual funds, for which there are quoted prices in an active market. The Company also enters into both cash flow and fair value hedges by purchasing forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values certain preferred stock investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by a single counterparty. The equity securities consist of a preferred stock portfolio and one Auction Rate Security that take into consideration many factors including the credit quality of both the issuer and its guarantor and value of the collateral, all of which aids in the determination of the default risk, credit risk and downgrade risk. Additionally, prior to the Company’s determination that the impairment of its ARS was other than temporary, the Company utilized input from valuation specialists in performing discounted cash flow and market analyses. Since there is not an active observable market currently for these securities, they have been classified as a level 3 input.

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Return to Top

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.

The following tables summarizes the assets measured at fair value on a nonrecurring basis as of the measurement date, January 31, 2010 and 2011 respectively, by level within the fair value hierarchy and identifies the losses recorded during the fiscal year:

(In thousands)	Balance as of January 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total impairment losses
Goodwill	$2,298	$-	$-	$2,298	$(13,191)
Indefinite-lived trade names and trademarks	8,950	-	-	8,950	(3,100)
Customer Relationships	3,226	-	-	3,226	(207)
Assets held for sale	6,492	-	-	6,492	(376)
					$(16,874)

(In thousands)	Balance as of January 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total impairment losses
Goodwill	$2,298	$-	$-	$2,298	$-
Indefinite-lived intangibles	8,650	-	-	8,650	(300)
Customer Relationships	2,142	-	-	2,142	-
Property, plant & equipment	101,501	-	-	101,501	(865)
Assets held for sale 1	5,865	-	-	5,865	-
					$(1,165)
1) Included in prepaid and other as of January 31, 2011. (See Note 1)

Goodwill and indefinite-lived intangibles are subject to impairment testing on an annual basis, or sooner if circumstances indicate a condition of impairment may exist. The valuation uses assumptions such as interest and discount rates, growth projections and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by the valuation models. As such, the Company classifies goodwill and other intangibles subjected to nonrecurring fair value adjustments as level 3. See Note 9 for further details on the asset impairment review performed during the fourth quarter of fiscal 2011.

The fair value of the Company’s long-lived assets, primarily Property, plant and equipment and assets held for sale, is reviewed whenever events or changes in circumstances indicate that carrying amount of a long-lived assets may not be recoverable. Management determines whether there has been an impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value.  Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.  Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair values. See Note 1 for further details of an impairment charge related to Boca Java long-lived assets in fiscal 2011.

Return to Top

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

Note 11.       Accrued Expenses

Accrued expenses consist of the following:

January 31, (In thousands)	2010	2011
Compensation and benefits	$20,269	$20,815
Deferred revenue	13,645	14,190
Promotional	8,235	7,435
Interest payable	1,618	2,030
Taxes, other than income	2,882	3,270
Self-insurance reserves	2,081	1,816
Postage and freight	2,446	1,763
Other	9,719	9,783
Total	$60,895	$61,102

Note 12.       Long-Term Debt

Long-term debt consists of the following:

January 31, (In thousands)	2010	2011
5.50% Senior Notes	$99,918	$99,940
Other	10,626	11,045
	110,544	110,985
Less current maturities	(582)	(1,330)
	$109,962	$109,655

In May 1999, the Company filed a shelf registration statement for issuance of up to $250.0 million in debt securities with the Securities and Exchange Commission.  On September 24, 1999, the Company issued $150.0 million of 7.90% Senior Notes due October 1, 2009 at a discount of approximately $1.4 million, which was amortized over the life of the notes. During the first nine months of fiscal 2010, the Company repurchased $12.6 million of these notes, settling the debt early, and made principal payments of $24.7 million upon maturity.

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. As of January 31, 2011, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

As of January 31, 2010 and 2011, Miles Kimball had approximately $7.7 million and $7.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which

Return to Top

matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of January 31, 2010 and 2011, Midwest-CBK had $0.1 million of long-term debt outstanding under an Industrial Revenue Bond (“IRB”), which matures on January 1, 2025. The bond is backed by an irrevocable letter of credit issued by a bank and is collateralized by certain of Midwest-CBK’s assets.  The amount outstanding under the IRB bears interest at short-term floating rates, which on a weighted average was 0.6% at January 31, 2011.  Interest payments are required monthly under the terms of the bond.

As of January 31, 2011, ViSalus had two long-term loans totaling $3.2 million outstanding related to notes payable to RAM and ViSalus’ three founders. Under the terms of the notes, interest is accrued at a fixed annual interest rate of 10.0% in addition to the $0.6 million interest cost as a result of ViSalus achieving certain performance criteria see Note 3 for additional information.

Maturities under debt obligations for the fiscal years ending January 31 are as follows (In thousands):
2012	$1,330
2013	3,422
2014	100,629
2015	712
2016	738
Thereafter	4,154
$110,985

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $110.5 million and $111.0 million total long-term debt (including current portion) at January 31, 2010 and 2011 was approximately $95.6 million and $110.2 million, respectively.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to the nature of the information used, the Company considers these to be level 2 measurements.

As of January 31, 2011, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2012. As of January 31, 2011, no amount was outstanding under this facility.

As of January 31, 2011, the Company had $2.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

Note 13.       Employee Benefit Plans

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees. Contributions to all such plans are principally at the Company’s discretion. Total expense related to all defined contribution plans in the United States for the fiscal years ended January 31, 2009, 2010 and 2011 was $4.5 million, $3.4 million and $3.3 million, respectively. The continued decrease in expense compared to prior periods is primarily due to the reductions in personnel and profit sharing contributions made during the year.

Certain of the Company’s non-U.S. subsidiaries provide pension benefits to employees or participate in government sponsored programs.  The cost of these plans or government sponsored

Return to Top

programs was $1.7 million $2.0 million and $1.8 million in fiscal 2009, 2010 and 2011 respectively. Most employees outside the United States are covered by government sponsored and administered programs. Other contributions to government-mandated programs are not expected to be significant.

The Company entered into an employment agreement with its Chairman and Chief Executive Officer, Robert B. Goergen, dated as of August 1, 2000. This contract has been amended and restated from time to time to extend his term of employment and provide other benefits. Benefits pursuant to the agreement have been funded by a purchased annuity contract.

During fiscal 2009, the Company recognized a pre-tax $1.9 million unrealized gain in the Consolidated Statement of Earnings (Loss) due to the termination of Miles Kimball Company Retirement Plan in 2007.

Note 14.       Commitments and Contingencies

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties. The state department of revenue has subsequently reduced this amount to $16.9 million, including interest.  In February 2011, the state department of revenue, issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. The Company intends to vigorously protest all of these assessments. As of January 31, 2011, the Company has a reserve for these matters that it believes is adequate based on existing facts and circumstances. The ultimate resolution of these matters could exceed the Company’s recorded reserve in the event of an unfavorable outcome.  It is reasonably possible that losses in excess of the Company’s recorded reserve could be incurred; however, the Company cannot estimate such a loss at this time.

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters and the state department of revenue matter discussed above will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

The Company utilizes operating and capital leases for a portion of its facilities and equipment. Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating and capital leases for the fiscal years ending January 31 are as follows (In thousands):
2012	$15,142
2013	10,905
2014	6,199
2015	4,801
2016	3,049
2017 and thereafter	8,035
Total minimum payments required	$48,131

Rent expense for the years ended January 31, 2009, 2010 and 2011 was $17.2 million, $16.3 million and $15.5 million, respectively.

Return to Top

Pursuant to the employment agreement identified above, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 1,875,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 1,875,000 shares of Common Stock. In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 1,875,000 shares of Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his spouse. There is no specified effective date or stock price requirement in the agreements and the Company’s only obligation is to use its best efforts to have the registration become effective.  The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor’s estate, or his or her beneficiaries, as the case may be, can then sell all of the shares of the common stock owned by them without registration. At January 31, 2011, the Company has recorded a liability of approximately $0.2 million related to the estimated future costs to register the securities.

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 15.       Income Taxes

Earnings (loss) from operations before income taxes and minority interest:

Year ended January 31, (In thousands)	2009	2010	2011
United States	$(81,843)	$(43,387)	$(28,689)
Foreign	70,318	65,461	67,095
	$(11,525)	$22,074	$38,406

Income tax expense attributable to continuing operations consists of the following:

Year ended January 31, (In thousands)	2009	2010	2011
Current income tax expense:
Federal	$(40)	$(10,550)	$4,824
State	2,418	436	(563)
Foreign	12,698	9,044	9,608
	15,076	(1,070)	13,869
Deferred income tax expense (benefit):
Federal	(10,277)	7,253	(360)
State	(757)	64	240
Foreign	(202)	(598)	(131)
	(11,236)	6,719	(251)
	$3,840	$5,649	$13,618

Return to Top

Significant components of the Company’s deferred tax assets and liabilities are as follows:

January 31, (In thousands)	2010	2011
Deferred tax assets:
Amortization	$17,200	$14,418
Accrued expenses and other	7,983	3,624
Allowance for doubtful receivables	1,233	417
Employee benefit plans	3,093	2,831
Inventory reserves	3,788	3,709
Net operating loss and other tax credit carryforwards	25,071	27,095
Capital loss carryforward	11,104	12,154
Uncertain tax positions	4,063	4,042
Other reserves	2,122	2,394
Valuation allowance	(21,036)	(26,682)
	54,621	44,002
Deferred tax liabilities:
Prepaids	(6,341)	(7,790)
Undistributed foreign earnings	(28,347)	(21,932)
Depreciation and amortization	(10,733)	(10,683)
	(45,421)	(40,405)
Net deferred tax asset	$9,200	$3,597

The Company’s valuation allowance relates to certain U.S. and non-U.S. tax loss carryforwards, state deferred tax assets, and a U.S. capital loss carryforward, for which the Company believes, due to various limitations in these foreign jurisdictions related to the tax loss carryforwards and due to limitations imposed by U.S. federal and state tax regulations, it is more likely than not that such benefits will not be realized. As of January 31, 2011, the Company had net operating loss carryforwards, which consisted of approximately $12.1 million of U.S. federal net operating losses that will expire on January 31, 2023 and 2026, $101.5 million of U.S. state net operating losses that will begin to expire in 2013, and foreign net operating losses of $17.6 million, which will begin to expire in 2012. As of January 31, 2010, the Company had a $32.7 million U.S. capital loss carryforward of which the majority will expire on January 31, 2012.  Finally, the Company has state deferred tax assets of $1.0 million, that due to the fact that the businesses that these assets relate to have a history of net operating losses, it is more likely than not that a benefit for these assets will not be recognized.

As of January 31, 2011, the Company determined that $236.2 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries. An accumulated deferred tax liability has been recorded against these undistributed earnings of $21.9 million, a decrease of $6.4 million over the prior year. Of the current year amount, $3.3 million was recorded as an expense for undistributed earnings to the Company’s Net earnings in the current period.

As of January 31, 2011, undistributed earnings of foreign subsidiaries considered permanently reinvested, for which deferred income taxes have not been provided, were approximately $90.9 million. Determining the tax liability that would arise if these earnings were remitted is not practicable.

Return to Top

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

Year ended January 31, (In thousands)	2009	2010	2011
Tax at statutory rate	$(3,918)	$7,726	$13,442
Tax effect of:
U.S. state income taxes, net of federal benefit	(1,383)	348	(112)
Tax exempt interest	(200)	(23)	(33)
Permanent differences	283	(220)	(45)
Non-consolidated losses (earnings)	-	907	(35)
Valuation allowance on deferred tax assets	801	-	-
Valuation allowance movement on capital loss carryforward	(931)	(263)	313
Change in reserve for tax contingencies	3,384	(8,745)	591
Non-deductible goodwill impairment	6,448	4,617	-
Foreign dividend and subpart F income	6,832	8,870	16,775
Tax (benefit) on undistributed foreign earnings	4,079	6,819	(3,259)
Foreign tax rate differential	(12,156)	(14,470)	(14,025)
Other	601	83	6
	$3,840	$5,649	$13,618

The Company adopted the provisions for recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements as required by ASC 740. As a result of the implementation of this guidance, the Company recognized a $6.1 million increase in the liability for unrecognized tax benefits that may not be realized and an asset of $3.3 million. These amounts accounted for a net $2.8 million reduction to the Company’s February 1, 2007 Retained earnings balance. The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties during the year ended January 31, 2011:

(In thousands)
Balance as of February 1, 2010	$12,271
Gross increases – tax positions prior periods	-
Gross decreases – tax positions prior periods	(11)
Gross increases – tax positions current period	247
Gross decreases – tax positions current period	(115)
Decreases – settlements with taxing authorities	(143)
Reductions - lapse of statute of limitations	(38)
Balance as of January 31, 2011	$12,211

As of January 31, 2011, the Company had $12.2 million of gross unrecognized tax benefits, excluding interest and penalties. This amount represents the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2011, the Company had $6.9 million accrued for the payment of interest and penalties, Penalties and interest in the amount of $0.6 million adversely impacted the current year tax rate and favorably impacted the prior year tax rate by $2.7 millions. As of January 2010, the Company had $6.6 million accrued for the payment of interest and penalties.
Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2012, but the amount cannot be estimated.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including the state jurisdictions of Connecticut, Illinois and Massachusetts), Canada, Germany and Switzerland.  In the United States, the Company is currently open to

Return to Top

examination by the Internal Revenue Service for fiscal years 2009 and 2010. The Company is currently under audit in a number of states for fiscal years 2002 through 2005 and is open to examination for fiscal years 2005 through 2010. Additionally, in Canada and Germany the Company is open to examination for fiscal years 2007 through 2010. In Switzerland, the Company is open to examination for fiscal 2009 and 2010.

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties. The state department of revenue has subsequently reduced this amount to $16.9 million, including interest. In February 2011, the state department of revenue issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. The Company intends to vigorously protest all of these assessments. As of January 31, 2011, the Company established a reserve for this matter which it believes is adequate based on existing facts and circumstances. The ultimate resolution of these matters could exceed the Company’s recorded reserve in the event of an unfavorable outcome; however, the Company cannot estimate such a loss at this time.

Note 16.        Related Party Transactions

As discussed in Note 3 to the Consolidated Financial Statements, the acquisition of ViSalus by Blyth in October 2008 involved related parties. RAM owns a significant noncontrolling interest in ViSalus. Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., Vice President of the Company and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM. Todd A. Goergen was a member of the Board of Managers of ViSalus at the time of acquisition. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 33.4% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

On February 1, 2010, ViSalus received a financing commitment from the founders and RAM for up to $1.2 million to fund its operations for calendar year 2010, $0.6 million of which has been borrowed as of January 31, 2011. The loan is due on February 28, 2011 and interest accrues at 10% per annum payable quarterly in arrears. In addition to the 10% interest, the loan requires ViSalus to pay a further lump-sum interest payment at loan maturity of $0.6 million. The loan is secured by ViSalus assets and has preference over existing loans from the founders, RAM and the Company.

As of January 31, 2011, ViSalus had outstanding notes payable, excluding interest, to RAM and the founders of $3.2 million, in addition to $3.3 million due to Blyth.

On February 28, 2011, ViSalus repaid $0.6 million of the loan due to founders and RAM and also the lump-sum interest payment of $0.6 million due at maturity on the loan. In March 2011, ViSalus paid the loan balance of $3.3 million including interest accrued, due to Blyth.

As discussed in Note 5 to the Consolidated Financial Statements, the investment in the LLC involves related parties. RAM holds an approximately 18% interest in the LLC. In addition to this interest, they also have significant influence on the management of the LLC and representation on its board of managers.

Return to Top

Note 17.       Stock-Based Compensation

Effective January 30, 2009, the Company’s common stock and related equity based instruments were subject to a 1-for-4 reverse stock split. All historical stock-based compensation disclosures have been adjusted accordingly.

Summary of Plans

As of January 31, 2011, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 1,020,449 shares authorized for grant under these plans as of January 31, 2011, and there were approximately 821,588 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. A total of 41,060 RSUs were granted during fiscal 2011.

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the fiscal years ended January 31, 2009, 2010 and 2011 includes compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of  ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Return to Top

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2009	75,119	$89.51
Granted	83,089	32.64
Vested	(48,653)	88.14
Forfeited	(8,317)	67.47
Nonvested restricted stock and RSUs at January 31, 2010	101,238	$45.31	$2,844
Granted	41,060	46.98
Vested	(29,838)	66.77
Forfeited	(11,415)	36.54
Nonvested restricted stock and RSUs at January 31, 2011	101,045	$40.64	$3,397
Total restricted stock and RSUs at January 31, 2011	137,036	$52.64	$4,607

Compensation expense related to restricted stock and RSUs for fiscal 2009, 2010 and 2011 was approximately $1.8 million, $2.7 million and $2.0 million, respectively. The total recognized tax benefit for fiscal 2009, 2010 and 2011 was approximately $0.7 million, $0.9 million and $0.7 million, respectively. The total intrinsic value of restricted stock and RSUs vested during fiscal 2010 and 2011 was $0.9 million and $1.2 million, respectively. The weighted average grant date fair value of restricted stock and RSUs granted during fiscal 2009, 2010 and 2011 was approximately $80, $33 and $47 per share, respectively. The average grant date fair value of restricted stock and RSUs vested during fiscal 2009, 2010 and 2011 was approximately $105, $88 and $67 per share, respectively.

As of January 31, 2011, there was $1.1 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.4 years. As of January 31, 2011, 101,045 restricted stock awards with a weighted average grant date fair value of $40.64 are unvested.  The total unrecognized stock-based compensation cost to be recognized in future periods as of January 31, 2011 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2009	79,425	$107.10	3.30	-
Options expired	(17,300)	104.99
Outstanding and exercisable at January 31, 2010	62,125	107.68	2.42	-
Options expired	(14,525)	102.86
Outstanding and exercisable at January 31, 2011	47,600	$109.16	1.71	-

At January 31, 2010 and 2011, options to purchase 62,125 and 47,600 shares, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on January 31, 2011.  Intrinsic value will change in future periods based on the fair market value of the Company’s stock and the number of shares outstanding.  There were no grants or exercises during fiscal 2009, 2010 and 2011.

Return to Top

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

Vested restricted stock units issued under the Company’s stock-based compensation plans participate in a cash equivalent of the dividends paid to common shareholders and are not considered contingently issuable shares. Accordingly, these RSUs are included in the calculation of basic and diluted earnings per share as common stock equivalents. RSUs that have not vested and are subject to a risk of forfeiture are included in the calculation of diluted earnings per share.

The components of basic and diluted earnings per share are as follows:

Year ended January 31, (In thousands)	2009	2010	2011
Net earnings (loss) attributable to Blyth, Inc.	$(15,480)	$17,694	$25,556
Weighted average number outstanding:
Common shares	8,961	8,889	8,424
Vested restricted stock units	10	23	38
Weighted average number of common shares outstanding:
Basic	8,971	8,912	8,462
Dilutive effect of non-vested restricted shares units	-	22	46
Weighted average number of common shares outstanding:
Diluted	8,971	8,934	8,508
Basic net earnings (loss) attributable per common share	$(1.73)	$1.99	$3.02
Diluted net earnings (loss) attributable per common share	$(1.73)	$1.98	$3.00

As of January 31, 2009, 2010 and 2011, options to purchase 79,425, 62,125 and 47,600 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

In accordance with ASC 260, diluted earnings per share for the year ended January 31, 2009 have been computed in the same manner as basic earnings per share due to the net loss from operations.

Note 19.       Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 31, 2008	3,639,338	$(387,885)
Treasury stock purchases	202,886	(11,093)
Balance at January 31, 2009	3,842,224	$(398,978)
Treasury stock purchases	120,000	(3,981)
Treasury stock withheld in connection with long-term incentive plan	9,888	(370)
Balance at January 31, 2010	3,972,112	$(403,329)
Treasury stock purchases	582,032	(20,557)
Treasury stock withheld in connection with long-term incentive plan	6,870	(324)
Balance at January 31, 2011	4,561,014	$(424,210)

Return to Top

Common Stock (In thousands, except shares)
Changes in Common Stock were:	Shares	Amount
Balance at January 31, 2008	12,730,615	$254
Common stock issued in connection with long-term incentive plan	2,594	1
Balance at January 31, 2009	12,733,209	$255
Common stock issued in connection with long-term incentive plan	32,710	-
Balance at January 31, 2010	12,765,919	$255
Common stock issued in connection with long-term incentive plan	25,596	1
Balance at January 31, 2011	12,791,515	$256

Stock Repurchase Plan

For the year ended January 31, 2010 and 2011, the Company has purchased 120,000 and 582,032 shares on the open market, for a cost of $4.0 million and $20.6 million respectively bringing the cumulative total purchased shares to 3,317,602 and a total cost of approximately $249.4 million. A total of 1,182,398 shares remain authorized for purchase under the existing plan. The acquired shares are held as common stock in treasury at cost.

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

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, premium photo albums, frames, holiday cards, personalized gifts and kitchen accessories. These products are sold directly to the consumer under the As We Change ®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands. These products are sold in North America.

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

See Note 22 for more information on the Company’s disposal and exit of the gourmet coffee and tea business, Boca Java, in February 2011 and the Midwest-CBK business in April, 2011.

The geographic area data includes net trade sales based on product shipment destination and long-lived assets (which consist of fixed assets and other long-term assets) based on physical location.

Return to Top

Operating Segment Information

Year ended January 31, (In thousands)
Financial Information	2009	2010	2011
Net Sales
Direct Selling	$664,489	$635,194	$578,820
Multi-channel Group:
Catalog & Internet	190,059	166,044	159,895
Wholesale (4)	196,245	156,839	162,212
Subtotal Multi-channel Group	386,304	322,883	322,107
Total	$1,050,793	$958,077	$900,927
Earnings (1)
Direct Selling	$74,381	$43,778	$49,718
Multi-channel Group:
Catalog & Internet	(59,118)	(4,781)	(278)
Wholesale (4)	(11,235)	(9,014)	(2,833)
Subtotal Multi-channel Group	(70,353)	(13,795)	(3,111)
Operating profit	4,028	29,983	46,607
Other income (expense)	(15,553)	(7,909)	(8,201)
Earnings before income taxes and minority interest	$(11,525)	$22,074	$38,406
Identifiable Assets
Direct Selling	$317,868	$205,615	$235,618
Multi-channel Group:
Catalog & Internet	66,341	58,040	71,616
Wholesale (4)	103,163	81,928	51,567
Subtotal Multi-channel Group	169,504	139,968	123,183
Unallocated Corporate	86,731	177,410	142,964
Total	$574,103	$522,993	$501,765
Capital Expenditures (2)
Direct Selling	$3,287	$3,999	$6,584
Multi-channel Group:
Catalog & Internet	1,624	305	688
Wholesale (4)	2,876	1,062	450
Subtotal Multi-channel Group	4,500	1,367	1,138
Unallocated Corporate	386	18	496
Total	$8,173	$5,384	$8,218
Depreciation and Amortization
Direct Selling	$9,961	$9,263	$7,369
Multi-channel Group:
Catalog & Internet	4,232	4,019	3,638
Wholesale (4)	3,875	2,921	2,271
Subtotal Multi-channel Group	8,107	6,940	5,909
Unallocated Corporate	560	389	419
Total	$18,628	$16,592	$13,697
GEOGRAPHIC INFORMATION
Net Sales
United States	$624,956	$528,474	$495,600
International	425,837	429,603	405,327
Total	$1,050,793	$958,077	$900,927
Long Lived Assets (3)
United States	$84,328	$72,852	$69,011
International	36,026	35,135	32,490
Total	$120,354	$107,987	$101,501

(1)
Fiscal 2009 and 2011, earnings within the Catalog & Internet segment include non-cash pre-tax goodwill and other intangible impairment charges of $48.8 million and $0.3 million respectively. Fiscal 2010 earnings include non-cash pre-tax goodwill and other intangibles impairment charges of $16.5 million within the Direct Selling segment (See Note 9 to the Consolidated Financial Statements).

(2)	Capital expenditures are presented net of disposals and transfers. The unallocated corporate balance is net of transfers to other divisions.
(3)	$23.1 million of the International long-lived assets as of January 31, 2011 were in the Netherlands.
(4)	Refer to Note 22 to the Consolidated Financial Statements for the definitive agreement to sell all of the net assets of the Midwest-CBK business.

Return to Top

Note 21.       Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the years ended January 31 is as follows:

	2010 Quarter Ended
	(In thousands, except per share data)
	April 30	July 31		October 31	January 31
Net sales	$214,724	$199,354		$221,578	$332,421
Gross profit	117,802	105,919		115,033	186,745
Operating profit (loss)	5,786	(14,647)		2,985	35,859
Net earnings (loss)	2,424	(15,830	) (2)	(1,439)	31,270
Net earnings (loss) attributable to Blyth, Inc.	2,435	(15,562)		(970)	31,791
Basic
Net earnings (loss) per common share (1)	$0.27	$(1.74)		$(0.11)	$3.58
Diluted
Net earnings (loss) per common share (1)	$0.27	$(1.74)		$(0.11)	$3.57

	2011 Quarter Ended
	(In thousands, except per share data)
	April 30	July 31	October 31	January 31
Net sales	$201,545	$180,636	$215,472	$303,275
Gross profit	115,201	100,044	110,693	173,692
Operating profit	7,063	4,135	5,740	29,670
Net earnings	4,102	696	2,122	17,869	(3)
Net earnings attributable to Blyth, Inc.	4,507	741	2,580	17,728
Basic
Net earnings per common share (1)	$0.51	$0.09	$0.31	$2.14
Diluted
Net earnings per common share (1)	$0.51	$0.09	$0.31	$2.13
(1) The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.
(2) Second quarter, fiscal 2010 Net Loss, includes a goodwill and other intangible asset impairment charge of $16.5 million.
(3) Fourth quarter, fiscal 2011 Net Earnings, includes asset impairments of $3.2 million representing the impairment of assets associated with Boca Java disposition of $1.1 million (Refer to Note 22), the write down of an Auction Rate Security of $1.3 million (Refer to Note 5), and lease termination cost of $0.8 million. (Refer to Note 4).

Note 22.       Subsequent Events

On February 11, 2011, the Company assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. The proceeds from the sale of the assets will be used to discharge the claims of the creditors. In January 2011, the Company assessed the recoverability of these assets and recorded a $1.1 million impairment charge. This charge was primarily to write down its fixed assets, inventories on hand and other assets, net of any expected recoveries and was recorded to Cost of goods sold of $0.4 million and Administrative expenses of $0.7 million in Consolidated Statement of Earnings (Loss) within the Catalog and Internet Segment in Fiscal 2011.

On April 4, 2011, the Company entered into a definitive agreement to sell substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for approximately $35 million, which, before transaction related costs, is approximately equal to its net book value upon closing. The Company expects to receive cash proceeds of approximately $23 million and a one year promissory note secured by fixed assets included with the transaction of approximately $12 million. The sale is contingent upon the buyer obtaining financing and is expected to close before the end of May 2011. The agreement provides for the payment of a termination fee if the buyer does not complete the transaction. In fiscal 2011, total net sales for Midwest-CBK were $105.1 million.

These transactions will be presented as discontinued operations in the first quarter of fiscal 2012.

Return to Top

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of January 31, 2011. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was effective as of January 31, 2011.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc.

We have audited Blyth, Inc., and Subsidiaries’ (the “Company”) internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2011, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for the year then ended and our report dated April 8, 2011 expressed an unqualified opinion thereon.

                                                          /s/ Ernst & Young LLP

Stamford, Connecticut
April 8, 2011

Return to Top

Item 9B.  Other Information

On April 4, 2011, the Company entered into a definitive agreement to sell substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for approximately $35 million, which, before transaction related costs, is approximately equal to its net book value upon closing. The Company expects to receive cash proceeds of approximately $23 million and a one year promissory note secured by fixed assets included with the transaction of approximately $12 million. The sale is contingent upon the buyer obtaining financing and is expected to close before the end of May 2011. The agreement provides for the payment of a termination fee if the buyer does not complete the transaction. In fiscal 2011, total net sales for Midwest CBK were $105.1 million.

Return to Top

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on June 9, 2011 (the “Proxy Statement”) under the captions “Nominees for Election as Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Board of Director and Committee Meetings” and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item will be set forth in our Proxy Statement under the captions “Executive Compensation Information,” “Employment Contracts and Severance Arrangements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services

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

2.2*	Asset Purchase Agreement between MVP Group International, Inc., Midwest-CBK, Inc. and the other parties thereto dated as of April 4, 2011.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 10, 2010)

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

Return to Top

10.11+
Form of Stock Option Agreement under the 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))

10.12+	Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2008)

10.13+
Amendment No. 1 to Amended and Restated Employment Agreement dated as of December 10, 2009 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 10, 2009)

10.14+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert H. Barghaus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.15+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Anne M. Butler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.16+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert B. Goergen, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

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

                                             Date:  April 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Goergen	Chairman and Chief Executive Officer;	April 8, 2011
Robert B. Goergen	Director (Principal Executive Officer)

/s/ Robert H. Barghaus	Vice President and Chief Financial Officer	April 8, 2011
Robert H. Barghaus	(Principal Financial and Accounting Officer)

/s/ Anne M. Busquet	Director	April 8, 2011
Anne M. Busquet

/s/ Pamela M. Goergen	Director	April 8, 2011
Pamela M. Goergen

/s/ Neal I. Goldman	Director	April 8, 2011
Neal I. Goldman

/s/ Carol J. Hochman	Director	April 8, 2011
Carol J. Hochman

/s/ Wilma H. Jordan	Director	April 8, 2011
Wilma H. Jordan

/s/ James M. McTaggart	Director	April 8, 2011
James M. McTaggart

/s/ Howard E. Rose	Director	April 8, 2011
Howard E. Rose

Return to Top

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
For the years ended January 31, 2009, 2010 and 2011
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
2009
Allowance for doubtful accounts	$2,006	$5,648	$(4,216)	$3,438
Income tax valuation allowance	17,493	7,467	(3,427)	21,533
2010
Allowance for doubtful accounts	$3,438	$3,534	$(4,729)	$2,243
Income tax valuation allowance	21,533	1,165	(1,662)	21,036

2011
Allowance for doubtful accounts	$2,243	$302	$(1,201)	$1,344
Income tax valuation allowance	21,036	5,709	(63)	26,682

S-2