Form 10-Q/A
period 2011-04-30
BLYTH INC
filed 2011-06-23
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
Amendment No.1
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒        No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2011 (the Form 10-Q), as filed with the Securities and Exchange Commission on June 3, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Company’s Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Earnings (Loss) for the Three Months Ended April 30, 2011 and 2010, (ii) the unaudited Consolidated Balance Sheets as of April 30, 2011 and January 31, 2011, (iii) the unaudited Consolidated Statement of Stockholders' Equity for the Three Months Ended April 30, 2011 and 2010, (iv) the unaudited Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2011 and 2010, and (v) the unaudited Notes to Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits

Exhibits

*	2.2(a)	Promissory Note dated May 27, 2011 from borrowers to Midwest-CBK, Inc.

*	31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*	31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*	32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance Document, furnished herewith.

**	101.SCH	XBRL Schema Document, furnished herewith.

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

  *  Previously filed.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:                           June 23, 2011                                                                           By:/s/Robert B. Goergen
                               Robert B. Goergen
                               Chairman and Chief Executive Officer

Date:                           June 23, 2011                                                                           By:/s/Robert H. Barghaus
                              Robert H. Barghaus
                              Vice President and Chief Financial Officer