Form 10-Q
period 2011-07-31
BLYTH INC
filed 2011-09-06
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,251,312 Common Shares as of August 31, 2011

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	July 31,	January 31,
(In thousands, except share and per share data)	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$194,396	$205,748
Short-term investments	5,195	8,700
Accounts receivable, less allowance for doubtful receivables of $549 and $669, respectively	14,179	9,670
Inventories	109,118	91,039
Prepaid assets	19,079	15,878
Deferred income taxes	11,123	2,096
Other current assets	18,912	5,058
Current assets held for sale	-	44,068
Total current assets	372,002	382,257
Property, plant and equipment, at cost: Less accumulated depreciation of $158,995 and $152,012, respectively	89,631	89,310
Other assets:
Investments	6,238	7,576
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $13,704 and $13,338, respectively	10,426	10,792
Other assets	10,062	9,532
Total other assets	29,024	30,198
Total assets	$490,657	$501,765
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$741	$1,321
Accounts payable	39,833	48,893
Accrued expenses	59,854	58,944
Income taxes payable	1,551	3,231
Current liabilities held for sale	-	5,507
Total current liabilities	101,979	117,896
Deferred income taxes	2,188	2,049
Long-term debt, less current maturities	107,862	109,555
Other liabilities	34,037	25,195
Commitments and contingencies	-	-
Redeemable noncontrolling interest	13,727	-
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 12,817,904 shares and 12,791,515 shares, respectively	256	256
Additional contributed capital	147,272	146,355
Retained earnings	484,864	510,102
Accumulated other comprehensive income	22,797	16,951
Treasury stock, at cost, 4,566,592 and 4,561,014 shares, respectively	(424,450)	(424,210)
Total stockholders' equity	230,739	249,454
Noncontrolling interest	125	(2,384)
Total equity	230,864	247,070
Total liabilities and equity	$490,657	$501,765
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)
	Three months ended July 31,		Six months ended July 31,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$185,525	$157,857	$371,069	$343,143
Cost of goods sold	75,611	64,905	152,370	138,998
Gross profit	109,914	92,952	218,699	204,145
Selling	77,727	63,394	153,928	136,536
Administrative and other	34,815	25,232	64,411	52,929
Total operating expense	112,542	88,626	218,339	189,465
Operating profit (loss)	(2,628)	4,326	360	14,680
Other expense (income):
Interest expense	1,584	1,710	3,290	3,490
Interest income	(341)	(214)	(589)	(463)
Foreign exchange and other	(118)	693	(643)	537
Total other expense	1,125	2,189	2,058	3,564
Earnings (loss) from continuing operations before income taxes	(3,753)	2,137	(1,698)	11,116
Income tax expense (benefit)	(1,982)	1,044	(2,213)	3,827
Earnings (loss) from continuing operations	(1,771)	1,093	515	7,289
Loss from discontinued operations, net of income tax benefit of $583 in 2011 and expense of $133 in 2010 for the three months ended and net of income tax benefit of $1,841 in 2011 and $1,001 in 2010 for the six months ended	(1,018)	(397)	(3,476)	(2,492)
Loss on sale of discontinued operations, net of income tax expense of $232 and a benefit of $1,017, respectively	(446)	-	(2,960)	-
Net earnings (loss)	(3,235)	696	(5,921)	4,797
Less: Net loss attributable to noncontrolling interests	(162)	(45)	73	(451)
Net earnings (loss) attributable to Blyth, Inc.	$(3,073)	$741	$(5,994)	$5,248
Basic:
Net earnings (loss) from continuing operations attributable per Blyth, Inc. common share	$(0.19)	$0.14	$0.06	$0.90
Net loss from discontinued operations attributable per Blyth, Inc. common share	(0.18)	(0.05)	(0.78)	(0.29)
Net earnings (loss) attributable per Blyth, Inc. common share	$(0.37)	$0.09	$(0.72)	$0.61
Weighted average number of shares outstanding	8,291	8,481	8,282	8,657
Diluted:
Net earnings (loss) from continuing operations attributable per Blyth, Inc. common share	$(0.19)	$0.14	$0.05	$0.89
Net loss from discontinued operations attributable per Blyth, Inc. common share	(0.18)	(0.05)	(0.77)	(0.29)
Net earnings (loss) attributable per Blyth, Inc. common share	$(0.37)	$0.09	$(0.72)	$0.60
Weighted average number of shares outstanding	8,291	8,528	8,333	8,701
Cash dividend declared per share	$-	$-	$0.10	$0.10
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest (Temporary Equity)	Comprehensive Income (Loss)
For the six months ended July 31, 2010:
Balance, February 1, 2010	$255	$144,233	$494,524	$20,591	$(403,329)	$3	$256,277	$(1,470)
Net earnings (loss) for the period			5,248			112	5,360	(563)	$4,797
Distribution to noncontrolling interest						(73)	(73)
Foreign currency translation adjustments (net of tax liability of $9,940)				(16,913)			(16,913)		(16,913)
Net unrealized gain on certain investments(net of tax liability of $71)				230			230		230
Net unrealized gain on cash flow hedging instruments (net of tax liability of $22)				42			42		42
Comprehensive loss									(11,844)
Comprehensive loss attributable to the noncontrolling interests									451
Comprehensive loss attributable to Blyth, Inc.									$(11,393)
Common stock issued in connection with long-term incentive plan	1	(1)					-
Stock-based compensation		1,307					1,307
Dividends declared ($0.10 per share)			(885)				(885)
Treasury stock purchases 1					(20,805)		(20,805)
Balance, July 31, 2010	$256	$145,539	$498,887	$3,950	$(424,134)	$42	$224,540	$(2,033)

For the six months ended July 31, 2011:
Balance, February 1, 2011	$256	$146,355	$510,102	$16,951	$(424,210)	$(2,384)	$247,070	$-
Net earnings (loss) for the period			(5,994)			138	(5,856)	(65)	$(5,921)
Reclass of noncontrolling interest to redeemable noncontrolling interest						2,462	2,462	(2,462)
Distribution to noncontrolling interest						(91)	(91)
Foreign currency translation adjustments (net of tax benefit of $5,736)				6,009			6,009		6,009
Net unrealized gain on certain investments (net of tax liability of $51)				92			92		92
Net unrealized gain on cash flow hedging instruments (net of tax benefit of $137)				(255)			(255)		(255)
Comprehensive income									(75)
Comprehensive income attributable to the noncontrolling interests									(73)
Comprehensive income attributable to Blyth, Inc.									$(148)
Stock-based compensation		917					917
Purchases of additional ViSalus interest			(2,520)				(2,520)
Accretion of redeemable noncontrolling interest			(15,895)				(15,895)	16,254
Dividends declared ($0.10 per share)			(829)				(829)
Treasury stock purchases 1					(240)		(240)
Balance, July 31, 2011	$256	$147,272	$484,864	$22,797	$(424,450)	$125	$230,864	$13,727
1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six months ended July 31 (In thousands)	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(5,994)	$5,248
Less net earnings (loss) attributable to noncontrolling interests	73	(451)
Loss from discontinued operations, net of tax	3,476	2,492
Loss on sale of discontinued operations, net of tax	2,960	-
Earnings from continuing operations	515	7,289
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,873	6,000
Gain on sale of assets	(158)	(394)
Stock-based compensation expense	1,015	1,307
Deferred income taxes	(10,339)	8,433
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(5,309)	(3,183)
Inventories	(14,503)	(18,511)
Prepaid and other	(4,538)	(3,926)
Other long-term assets	192	1,256
Accounts payable	(10,659)	(14,912)
Accrued expenses	(3,261)	(4,886)
Income taxes payable	(2,130)	(2,784)
Other liabilities and other	7,931	(11,312)
Net cash used in operating activities of continuing operations	(35,371)	(35,623)
Net cash used in operating activities of discontinued operations	(7,848)	(15,326)
Net cash used in operating activities	(43,219)	(50,949)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(3,951)	(4,230)
Purchases of short-term investments	(5,195)	(5,000)
Proceeds from short-term investments	8,700	5,000
Proceeds from sale of discontinued operations	31,193	-
Purchases of additional ViSalus interest	(2,520)	-
Proceeds from sale of long-term investments	1,627	2,128
Net cash provided by (used in) investing activities	29,854	(2,102)
Cash flows from financing activities:
Purchases of treasury stock	-	(20,558)
Borrowings on long-term debt	-	840
Repayments on long-term debt	(2,224)	(256)
Payments on capital lease obligations	(71)	(48)
Dividends paid	(829)	(9,710)
Distributions to noncontrolling interest	(91)	(73)
Net cash used in financing activities	(3,215)	(29,805)
Effect of exchange rate changes on cash	5,228	(6,467)
Net decrease in cash and cash equivalents	(11,352)	(89,323)
Cash and cash equivalents at beginning of period	205,748	207,430
Cash and cash equivalents at end of period	$194,396	$118,107
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on direct selling. The Company designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements and energy drinks. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, meal replacement shakes, vitamins and energy mixes, as well as products for the foodservice trade. The Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.

1.           Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31. European operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of July 31, 2011 and the consolidated results of its operations for the three and six month periods ended July 31, 2011 and 2010, and cash flows for the six month periods ended July 31, 2011 and 2010. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the fiscal year ended January 31, 2011, as set forth in the Company’s Annual Report on Form 10-K. Operating results for the three and six months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.

The financial statements reflect the operations of Midwest-CBK and Boca Java as discontinued operations, and as such, all amounts have been presented as discontinued operations for all periods presented (see Note 2 to the Consolidated Financial Statements for additional information).

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

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

2.           Discontinued Operations

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for approximately $36.9 million and incurred a loss of approximately $3.0 million, net of tax benefits. The agreement provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011. The Company received cash proceeds of $23.6 million and a one year promissory note included within Other current assets secured by fixed assets included with the transaction of $11.9 million. The Company also received an advance payment of interest on the promissory note of $0.5 million at the time of closing. For the six months ended July 31, 2011 and 2010, revenues were $17.3 and $21.4 million and loss before income taxes was $4.5 and income of $0.1 million, respectively. For the three months ended July 31, 2011 and 2010, revenues were $2.3 and $6.7 million and loss before income taxes was $1.6 and income of $2.9 million, respectively. Revenues for the year ended January 31, 2011 were $104.6 million.

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

Return to Top

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the three and six months ended July 31, 2011 and 2010. The following table provides the detail of the assets and liabilities held for sale as of January 31, 2011:

Assets held for sale
Accounts receivable, net	$7,916
Inventories	17,182
Prepaid and other	6,648
Net plant, property & equipment	12,192
Other assets	130
Total assets held for sale	$44,068

Liabilities held for sale
Accounts payable	$2,890
Accrued expenses	2,158
Other current liabilities	359
Long term debt	100
Total liabilities held for sale	$5,507

3.          Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. Additionally, as provided in the acquisition agreement, and amended in September 2009, the Company provided ViSalus with a $3.0 million revolving credit facility through July 2014, of which $3.0 million was outstanding as of January 31, 2011 and was subsequently repaid in the first quarter of fiscal 2012. On April 15, 2011, the Company completed the second phase of its acquisition of ViSalus Sciences and currently owns 57.5% of the company. The Company may be required to make additional purchases of ViSalus to increase ownership over time to 72.7% and 100.0%. These additional purchases are conditioned upon ViSalus meeting certain operating targets in calendar years 2012 and 2013. The purchase prices of the additional investments are based on ViSalus’ future operating results. The Company has the option to acquire the remaining interest in ViSalus, even if they do not meet the predefined operating targets.

The Company accounted for the acquisition of ViSalus as a business combination under SFAS No. 141 “Business Combinations,” since the Company obtained control of ViSalus prior to the effective date of ASC 805. The Company analyzed the criteria for consolidation in accordance with ASC 810, and determined it had control since ViSalus was majority owned collectively by Blyth and Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), a related party (see Note 16 to the Consolidated Financial Statements for additional information). Moreover, the Company took into account the composition of ViSalus’ three-member board of managers, one of whom was an executive officer of the Company, one of whom was a principal of RAM and one of whom was a founder and executive officer of ViSalus. Additionally, the Company and RAM together control ViSalus’ compensation committee and control the compensation of the ViSalus executive officer who serves on ViSalus’ board of managers. Consequently, all of the members of ViSalus’ board of managers may be deemed to operate under the Company’s influence.

Return to Top

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

As discussed above, the Company may be required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets. As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company has begun recognizing these noncontrolling interests obligations outside of permanent equity and has accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed. The accretion of the redemption value has been recognized as a charge to retained earnings and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential could result in future adjustments in the Company’s earnings per share (“EPS”) should the redemption value exceed fair value. As of July 31, 2011, the estimated redemption value did not exceed fair value and no adjustment was recorded.  For the calendar year 2010, ViSalus did not meet its predefined operating target; however, as noted above, the Company has waived this requirement and increased its ownership interest to 57.5% on April 15, 2011. As such, the noncontrolling interest has become redeemable and we may be required to make the additional purchases of ViSalus in 2012 and 2013 if ViSalus meets it predefined operating targets in those years. As of July 31, 2011, the carrying amount of the redeemable noncontrolling interests was $13.7 million and has been reflected as Redeemable noncontrolling interest in the Consolidated Balance Sheet.

As of July 31, 2011, if ViSalus meets its projected operating forecasts, the total expected redemption value of noncontrolling interest will be approximately $101.8 million paid through 2014. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections.

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 16 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus, include its three founders (each of whom currently own approximately 9.6% of ViSalus for a total of 28.9%) (“the founders”) and RAM which currently owns 8.3%, and a small group of employees and others who collectively own approximately 5.3% of ViSalus. Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each), and second investment of $2.2 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.3 million in the aggregate).  Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 37.0% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

On February 1, 2010, ViSalus received a financing commitment from the founders and RAM for up to $1.2 million to fund its operations for calendar year 2010, $0.6 million of which has been borrowed as of January 31, 2011. Interest accrued at 10% per annum payable quarterly in arrears. In addition to the 10% interest, the loan required ViSalus to pay a further lump-sum interest payment at maturity of $0.6 million in addition to its principal amount due. In April 2010, the Company also loaned ViSalus an additional $0.3 million which was due on February 28, 2011. The loan accrued interest at 10% per annum payable quarterly in arrears. These loans, plus interest, were paid when due on February 28, 2011.

As of January 31, 2011, ViSalus had outstanding notes payable, excluding interest, to RAM and the founders of $3.2 million, in addition to $3.3 million due to Blyth. As of July 31, 2011, ViSalus repaid $1.9 million of the loan due to founders and RAM, decreasing the outstanding balance to $1.3 million and fully repaid the loan balance of $3.3 million due to Blyth.

ViSalus has recorded equity incentive compensation expense related to certain equity rights and unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company has recorded an expense of $6.0 million and $8.2 million for the three and six months ended July 31, 2011 and an insignificant amount in comparable prior year periods in Administrative and Other expense. Additional expense (expense reduction) may be recorded in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus’ future operating performance.

Return to Top

4.           Restructuring

During fiscal 2007, the Company initiated a restructuring plan within the North American operations of the Company’s Direct Selling segment. As of July 31, 2011, the Company had an accrual for approximately $1.0 million for restructuring charges relating to a lease obligation. The remaining lease payments will be made through fiscal 2013. In fiscal 2011, given the limited lease term remaining and market conditions, the Company fully impaired the lease assuming no future sub-lease income through its lease expiration in fiscal 2013.

The following is a tabular rollforward of the lease obligation accrual described above, included in Accrued expenses and Other liabilities:

(In thousands)	Lease Obligation
Balance at January 31, 2011	$1,371
Payments made in fiscal 2012	(382)
Balance at July 31, 2011	$989

5.           Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates their fair value.

The Company’s investments as of July 31, 2011 consisted of a number of financial securities including preferred stocks, certificates of deposit and an equity investment. The Company accounts for its investments in equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	July 31, 2011			January 31, 2011
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Auction rate securities	-	-	-	10,000	8,700	-
Pre-refunded bonds	5,195	5,195	-	-	-	-
Preferred stocks	3,440	4,054	614	4,620	5,118	498
Certificates of deposit	1,791	1,791	-	2,065	2,065	-
Equity investment	393	393	-	393	393	-
Total investments	$10,819	$11,433	$614	$17,078	$16,276	$498
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

As of July 31 and January 31, 2011, the Company held $4.1 million and $5.1 million of preferred stock investments, respectively, which are classified as long-term available for sale securities. Unrealized gains and/or losses on these investments that are considered temporary are recorded in AOCI. These securities are valued based on quoted prices in inactive markets. For the six months ended July 31, 2011, the Company recorded an unrealized gain, net of tax, of $0.4 million in AOCI.

Return to Top

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the
Consolidated Statements of Earnings for the three and six months ended July 31, 2011 and 2010. Gains and losses are calculated using the specific identification method.

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2011	2010	2011	2010
Net proceeds	$1,354	$157	$1,354	$1,748
Realized gains	$173	$11	$173	$396

The Company holds a $0.4 million equity investment obtained through its ViSalus acquisition. The equity investment was previously accounted for under the equity method of accounting as of January 31, 2011, and was adjusted by the Company's proportionate share of investee's earnings or loss. As of July 31, 2011, the Company has accounted for this investment under ASC 320 as a result of changes in its ownership structure. This investment involves related parties as discussed in Note 16.

As of July 31, 2011, the Company held $5.2 million of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are recorded at cost and interest earned on these is realized in Interest income in the Consolidated Statements of Earnings.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit. These investments are recorded at cost and interest earned on these is realized in Interest income in the Consolidated Statements of Earnings.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of July 31, 2011 and January 31, 2011 the fair value of these securities was $1.1 million and $1.0 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI. These mutual funds are included in Other assets in the Consolidated Balance Sheets.

6.           Inventories

The components of inventory are as follows:

(In thousands)	July 31, 2011	January 31,2011
Raw materials	$7,770	$7,563
Work in process	528	-
Finished goods	100,820	83,476
Total	$109,118	$91,039

As of July 31, 2011 and January 31, 2011, the inventory valuation adjustments totaled $14.8 million and $14.3 million, respectively.

7.           Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and as such other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. As of July 31, 2011, there were no indications that a review was necessary.

Return to Top

As of January 31, 2011 and July 31, 2011 the carrying amount of the Company’s goodwill, within the Direct Selling segment, was $2.3 million.

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog and Internet segment and ViSalus, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather test for impairment annually as of January 31st, or sooner if circumstances indicate a condition of impairment may exist. As of July 31, 2011, there were no indications that a review was necessary.

 Other intangible assets, by segment, consisted of the following:

	Direct Selling Segment	Multi-channel Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	-	-	(13,258)	-	(13,258)
Impairments	(3,100)	(20,550)	-	(23,650)	-
Other intangibles at January 31, 2011	1,100	7,550	2,142	8,650	2,142
Amortization	-	-	(366)	-	(366)
Other intangibles at July 31, 2011	$1,100	$7,550	$1,776	$8,650	$1,776

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.4 million and $0.6 million for the six months ended July 31, 2011 and 2010, respectively. The estimated annual amortization expense for fiscal year 2012 is $0.7 million. The estimated amortization expense for the remaining four fiscal years beginning with fiscal 2013 is as follows: $0.6 million, $0.6 million, $0.1 million and an insignificant amount to be amortized in fiscal 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of the measurement date, July 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of July 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,791	$-	$1,791	$-
Pre-refunded bonds	5,195	-	5,195	-
Preferred stocks	4,054	-	4,054	-
Equity investment	393	-	-	393
Deferred compensation plan assets 1	1,119	1,119	-	-
Total	$12,552	$1,119	$11,040	$393
Financial liabilities
Foreign exchange forward contracts	$(814)	$-	$(814)	$-
1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

The Company values its investments in equity securities within the deferred compensation plan using level 1 inputs, by obtaining quoted prices in active markets. The deferred compensation plan assets consist of shares of mutual funds. The Company also enters into both cash flow and fair value hedges by purchasing forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values its preferred stock and pre-refunded bond investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty. The Company owns an equity investment through its ViSalus acquisition. Since there is not an active observable market currently for this security, it has been classified as a level 3 input.

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Return to Top

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These level 3 assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments annually or sooner in certain circumstances, such as when there is evidence that impairment may exist. As of July 31, 2011, there were no indications or circumstances indicating that an impairment might exist.

The estimated fair value of the Company’s $108.6 million in debt, including the $100 million Senior Notes, recorded at an amortized cost, as of July 31, 2011 was approximately $110.0 million. The estimated fair value of the Company’s $110.9 million in debt, as of January 31, 2011 was approximately $110.1 million. The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to nature of the information used the Company considers these inputs to be level 2.

9.           Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of July 31, 2011 and January 31, 2011, there were no outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of July 31, 2011 and January 31, 2011 was $5.6 million.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as Fair Value hedges. The gains or losses on the Fair Value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

Return to Top

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is realized in the Consolidated Statements of Earnings (Loss). If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax loss included in accumulated AOCI at July 31, 2011 for cash flow hedges is $0.4 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in accumulated AOCI at January 31, 2011 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through May 2012.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	July 31, 2011	January 31, 2011
Derivatives designated as hedging instruments	Accrued Expenses	Prepaid and other	Accrued Expenses
Foreign exchange forward contract in asset positions	$24	$19	$83
Foreign exchange forward contract in liability positions	(838)	(18)	(380)
Net derivatives at fair value	$(814)	$1	$(297)

Gain and loss activity related to the Company’s Cash Flow hedges for the three and six months ended July 31, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2011	2010		2011		2010
				Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Foreign exchange forward contract	$(392)	$64	Cost of goods sold	$(629)	$(998)	$441	$540

For the three and six month period ended July 31, 2011, the Company recorded a loss of $0.2 million and $0.3 million, compared to a gain of $0.3 million and loss of $0.1 million in the comparable prior year period related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other within the Consolidated Statements of Earnings (Loss).

10.           Long-Term Debt

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.
As of July 31, 2011, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

Return to Top

As of July 31, 2011 and January 31, 2011, Miles Kimball had approximately $7.0 million and $7.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of July 31, 2011, ViSalus had $1.3 million of long-term debt outstanding related to notes payable to RAM and ViSalus’ three founders. Under the terms of the notes, interest is accrued at a fixed interest rate of 10.0%.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $108.6 million total long-term debt (including current portion) at July 31, 2011 was approximately $110.0 million. The estimated fair value of the Company’s $110.9 million in debt, as of January 31, 2011 was approximately $110.1 million. The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

As of July 31, 2011, the Company had $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2012. As of July 31, 2011, an insignificant amount was outstanding under the facility.

As of July 31, 2011, the Company had $1.8 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

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

The components of basic and diluted earnings per share are as follows:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Net earnings from continuing operations	$(1,771)	$1,093	$515	$7,289
Net earnings attributable to noncontrolling interests	162	45	(73)	451
Net loss from discontinued operations	(1,464)	(397)	(6,436)	(2,492)
Net earnings (loss)	$(3,073)	$741	$(5,994)	$5,248
Weighted average number outstanding:
Common shares	8,250	8,439	8,243	8,619
Vested restricted stock units	41	42	39	38
Weighted average number of common shares outstanding:
Basic	8,291	8,481	8,282	8,657
Dilutive effect of stock options and non-vested restricted shares units	-	47	51	44
Diluted	8,291	8,528	8,333	8,701
Basic earnings per share
Net earnings from continuing operations attributable per Blyth, Inc. common share	$(0.19)	$0.14	$0.06	$0.90
Net loss from discontinued operations attributable per Blyth, Inc. common share	(0.18)	(0.05)	(0.78)	(0.29)
Net earnings (loss)	$(0.37)	$0.09	$(0.72)	$0.61
Diluted earnings per share
Net earnings from continuing operations attributable per Blyth, Inc. common share	$(0.19)	$0.14	$0.05	$0.89
Net loss from discontinued operations attributable per Blyth, Inc. common share	(0.18)	(0.05)	(0.77)	(0.29)
Net earnings (loss)	$(0.37)	$0.09	$(0.72)	$0.60

For the three and six month periods ended July 31, 2011, options to purchase 42,550 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive. Also, for the three and six month periods ended July 31, 2010, options to purchase 53,475 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

Return to Top

12.           Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2010	3,972,112	$(403,329)
Treasury stock purchases	582,032	(20,558)
Treasury stock purchased in connection with long-term incentive plan	5,034	(247)
Balance at July 31, 2010	4,559,178	$(424,134)

Balance at February 1, 2011	4,561,014	$(424,210)
Treasury stock purchased in connection with long-term incentive plan	5,578	(240)
Balance at July 31, 2011	4,566,592	$(424,450)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2010	12,765,919	$255
Common stock issued in connection with long-term incentive plan	19,185	1
Balance at July 31, 2010	12,785,104	$256

Balance at February 1, 2011	12,791,515	$256
Common stock issued in connection with long-term incentive plan	26,389	-
Balance at July 31, 2011	12,817,904	$256

13.           Income Taxes

The Company’s effective tax rate for the six months ended July 31, 2011 and 2010 was 130% and 34%, which resulted in a provision for income taxes of a benefit of $2.2 million and an expense of $3.8 million, respectively. The effective tax rate for the six months ended July 31, 2011 was primarily related to the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided. The effective rate for the six months ended July 31, 2010 was primarily affected by the recording of a reserve for various income tax audits, including current period interest on the Company’s income tax reserves, offset by the favorable closure of an income tax audit.

The Company’s effective tax rate for the three months ended July 31, 2011 and 2010 was 53% and 49%, which resulted in a provision for income taxes of a benefit of $2.0 million and an expense of $1.0 million, respectively. The effective tax rate for the three months ended July 31, 2011 was primarily related to the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided. The effective rate in the three months ended July 31, 2010 was primarily affected by international operating tax losses for which no benefit was recorded and the recording of a reserve for various income tax audits, including current period interest on the Company’s income tax reserves.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2012 but the amount cannot be estimated.

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties. The state department of revenue has subsequently reduced this amount in its actual assessment to $16.9 million, including interest and penalties. In February 2011, the state department of revenue issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. In August 2011, the state department of revenue issued a summary of its audit findings indicating that it would issue a notice of intent to assess additional corporate income taxes for fiscal years 2008, and 2009 in the amount of $2.2 million, including interest and penalties. Refer to Note 17 of the Consolidated Financial Statements for further details.

Return to Top

14.       Stock Based Compensation

As of July 31, 2011, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of July 31, 2011, 1,020,449 shares were authorized and approximately 805,000 shares were available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of   nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the three and six months ended July 31, 2011 a total of 5,250 RSUs and 29,524 RSUs were granted, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the three and six months ended July 31, 2011 and 2010 includes compensation expense for restricted stock, RSUs and other stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2011	101,045	$40.64
Granted	29,524	40.62
Vested	(29,597)	47.31
Forfeited	(7,720)	36.79
Nonvested restricted stock and RSUs at July 31, 2011	93,252	38.84	$5,899
Total restricted stock and RSUs at July 31, 2011	132,450	$50.40	$8,379

Compensation expense related to restricted stock and RSUs for three and six months ended July 31, 2011 was approximately $0.4 million and $1.0 million, respectively. Compensation expense related to restricted stock and RSUs for three and six months ended July 31, 2010 was approximately $0.3 million and $1.3 million, respectively. The total recognized tax benefit for the three and six months ended July 31, 2011 was approximately $0.2 million and $0.3 million. The total recognized tax benefit for the three and six months ended July 31, 2010 was approximately $0.1 million and $0.5 million.

Return to Top

As of July 31, 2011, there was $1.1 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.4 years. As of July 31, 2011, approximately 93,000 restricted stock awards with a weighted average grant date fair value of $38.84 are unvested. The total unrecognized stock-based compensation cost to be recognized in future periods as of July 31, 2011 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2011	47,600	$109.16	1.71	$-
Options expired	(5,050)	92.64	-	-
Outstanding and exercisable at July 31, 2011	42,550	$111.12	1.13	$-

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

15.           Segment Information

Blyth designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements and energy drinks. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, meal replacement shakes, vitamins and energy mixes, as well as products for the foodservice trade. The Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand. PartyLite also offers gourmet foods under the Two Sisters Gourmet® by PartyLite® brand name. The Company also operates ViSalus Sciences®, a network marketing business, which is focused on selling meal replacement shakes, nutritional supplements, snack cookies and energy drink mixes. Products in this segment are sold in North America through networks of independent sales consultants and distributors. PartyLite brand products are also sold in Europe and Australia.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames,. These products are sold directly to the consumer under the As We Change®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands. These products are sold in North America.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade under the Ambria®, HandyFuel® and Sterno® brands.

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

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2011	2010	2011	2010
Net sales
Direct Selling	$135,197	$110,191	$271,497	$250,101
Multi-channel Group:
Catalog & Internet	32,908	32,376	67,322	64,552
Wholesale	17,420	15,290	32,250	28,490
Subtotal Multi-channel Group	50,328	47,666	99,572	93,042
Total	$185,525	$157,857	$371,069	$343,143
Operating profit (loss)
Direct Selling	$(1,481)	$5,284	$3,615	$18,358
Multi-channel Group:
Catalog & Internet	(850)	(781)	(1,744)	(2,688)
Wholesale	(297)	(177)	(1,511)	(990)
Subtotal Multi-channel Group	(1,147)	(958)	(3,255)	(3,678)
Total	$(2,628)	$4,326	$360	$14,680
Other expense	(1,125)	(2,189)	(2,058)	(3,564)
Continuing operations earnings before income taxes	$(3,753)	$2,137	$(1,698)	$11,116

	July 31, 2011	January 31, 2011
Identifiable assets
Direct Selling	$219,338	$235,618
Multi-channel Group:
Catalog & Internet	53,398	51,566
Wholesale	39,031	25,456
Subtotal Multi-channel Group	92,429	77,022
Unallocated Corporate	178,890	145,057
Discontinued Operations	-	44,068
Total	$490,657	$501,765

16.           Related Party Transactions

As discussed in Note 3 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. ViSalus is currently owned in part by RAM, which owns a significant noncontrolling interest in ViSalus. Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., Vice President of the Company and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM. Todd A. Goergen was a member of the Board of Managers of ViSalus at the time of acquisition. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 37.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

As of July 31, 2011, ViSalus had a $1.3 million notes payable due to RAM and the founders.

As discussed in Note 5 to the Consolidated Financial Statements, the Company owns an equity investment through its ViSalus acquisition which involves related parties. RAM holds an approximately 5.5% interest in the investment. In addition to this interest, they also have significant influence on the management of the LLC and representation on its board of managers.

Return to Top

17.           Contingencies

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties. The state department of revenue has subsequently reduced this amount in its actual assessment to $16.9 million, including interest and penalties. In February 2011, the state department of revenue issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. In August 2011, the state department of revenue issued a summary of its audit findings indicating that it would issue a notice of intent to assess additional corporate income taxes for fiscal years 2008, and 2009 in the amount of $2.2 million, including interest and penalties. The Company intends to continue to vigorously protest all of these assessments. As of July 31, 2011, the Company established a reserve for this matter which it believes is adequate based on existing facts and circumstances. The ultimate resolution of these matters could exceed of the Company’s recorded reserve in the event of an unfavorable outcome; however, the Company cannot estimate such a loss at this time.

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters and the state department of revenue matter discussed above will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Return to Top

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Blyth designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements and energy drinks. Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, meal replacement shakes, vitamins and energy mixes, as well as products for the foodservice trade. Our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment. These reportable segments are based on similarities in distribution channels, customers and management oversight.

Annualized net sales are comprised of approximately $579 million in Direct Selling, approximately $154 million in Catalog & Internet and approximately $58 million in our Wholesale segment. Sales and earnings results differ in each segment depending on geographic location, market penetration, our relative market share and product and marketing execution, among other business factors.

Our current focus is driving sales growth and profitability of our brands so we may more fully leverage our infrastructure. New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants and distributors. In the Catalog & Internet channel, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand the sales and customer base of our flagship brands. In the Wholesale segment, sales initiatives are targeted to independent distributors and national retail accounts.

As discussed in Note 2 to the Consolidated Financial Statements, on May 27, 2011, the Company sold substantially all of the assets of Midwest-CBK. The financial statements reflect this change and present Midwest-CBK and Boca Java as discontinued operations. As such, our results of operations for both years presented only include amounts from continuing operations.

RESULTS OF OPERATIONS – Three and six months ended July 31, 2011 versus 2010:

Net Sales

Net sales for the six months ended July 31, 2011 increased $28.0 million to $371.1 million, from $343.1 million in the comparable prior year period due to increases within all three segments.

Net sales for the three months ended July 31, 2011 increased $27.6 million to $185.5 million, from $157.9 million in the comparable prior year period due to increases within all three segments.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the six months ended July 31, 2011 increased $21.4 million, or 9%, to $271.5 million from $250.1 million in the comparable prior year period. ViSalus’ net sales increased $50.4 million, to $60.6 million from $10.2 million last year. This growth is a result of an increase in distributors from over 5,000 last year to over 28,000 this year, as well as increased demand for its products. PartyLite’s net sales decreased $28.1 million, to $212.4 million from $240.5 million last year. PartyLite’s U.S. sales decreased 28% compared to the prior period primarily due to a decrease in active independent sales consultants from over 16,000 as of July 31, 2010 to approximately 15,000 as of July 31, 2011, as well as fewer shows per consultant. PartyLite Canada’s sales declined on a U.S. dollar basis by 25% due to decreases in consultants.

Net sales in the Direct Selling segment for the three months ended July 31, 2011 increased $25.0 million, or 23%, to $135.2 million from $110.2 million in the comparable prior year period. ViSalus’ net sales increased $34.1 million, to $40.6 million from $6.5 million. PartyLite’s net sales decreased $6.0 million, to $93.7 million from $99.7 million last year. Within PartyLite, PartyLite Europe’s sales increased 6%, while PartyLite’s U.S. sales decreased 29% compared to the prior period primarily due to the aforementioned decrease in active independent sales consultants, as well as fewer shows per consultant. PartyLite Canada’s sales declined on a U.S. dollar basis by 23% due to decreases in consultants.

Return to Top

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the six months ended July 31, 2011 increased $2.7 million, or 4%, to $67.3 million from $64.6 million in the comparable prior year period. This increase is mainly due to higher sales for several brands within the Miles Kimball Company, specifically, Easy Comforts, Walter Drake and As We Change, primarily due to increases in catalog circulation and improved response rates versus the comparable prior year period.

Net sales in the Catalog & Internet segment for the three months ended July 31, 2011 increased $0.5 million, or 2%, to $32.9 million from $32.4 million in the comparable prior year period. This increase is mainly due to higher sales in the Easy Comforts, Miles Kimball and As We Change catalogs.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the six months ended July 31, 2011 increased $3.8 million, or approximately 13% to $32.3 million from $28.5 million in the comparable prior year period. The increase in sales is primarily due to volume and price increases. The price increases were instituted to offset higher fuel and freight surcharges within the Sterno Group.

Net sales in the Wholesale segment in the three months ended July 31, 2011 increased $2.1 million, or approximately 14%, to $17.4 million from $15.3 million in the comparable prior year period. The increase in sales is primarily due to volume and price increases. The price increases were instituted to offset higher fuel and freight surcharges within the Sterno Group.

Gross Profit

Gross profit for the six months ended July 31, 2011, increased $14.6 million, or 7%, to $218.7 million from $204.1 million in the comparable prior year period. This growth was due to an increase in ViSalus’ gross profit due to higher sales volume, and an increase within Miles Kimball’s gross profit due to selling price and volume increases. Partially offsetting these increases was a decrease in gross profit within PartyLite due to lower sales in the U.S., Canada and Europe and higher product and freight costs. Gross profit margin for the six months ended July 31, 2011 decreased to 58.9% of sales from 59.5% in the comparable prior year period mainly due to an increase in promotional expenses within PartyLite U.S..

Gross profit for the three months ended July 31, 2011, increased $16.9 million, or 18%, to $109.9 million from $93.0 million in the comparable prior year period. ViSalus’ gross profit increased due to higher sales volume, partially offset by a decrease in gross profit within PartyLite due to lower sales. Gross profit margin for the three months ended July 31, 2011 increased to 59.2% of sales from 58.9% in the comparable prior year period.

Selling Expense

Selling expense for the six months ended July 31, 2011, increased $17.4 million, or 13%, to $153.9 million from $136.5 million in the comparable prior year period. This increase was primarily due to a higher commission expense at ViSalus resulting from higher sales, as well as an increase at the Miles Kimball Company due to an increase in catalog circulation. Partially offsetting these increases was a decline at PartyLite principally due to sales shortfalls. As a percentage of Net sales, selling expense increased to 41.5% of net sales for the six months ended July 31, 2011, compared to 39.8% for the comparable prior year period.

Selling expense for the three months ended July 31, 2011, increased $14.3 million, or 23%, to $77.7 million from $63.4 million in the comparable prior year period. This increase was primarily due to the aforementioned higher commission expense at ViSalus resulting from higher sales. As a percentage of Net sales, selling expense increased to 41.9% of net sales for the quarter ended July 31, 2011, compared to 40.2% for the comparable prior year period.

Return to Top

Administrative and Other Expense

Administrative and other expense for the six months ended July 31, 2011, increased $11.5 million, or 22%, to $64.4 million from $52.9 million in the comparable prior year period. This increase is principally due to additional ViSalus equity incentive charge of $8.2 million and higher administrative costs associated with ViSalus’ sales growth, partially offset by a decrease in administrative costs within PartyLite. As a percent of Net sales, administrative expense was 17.4% for the six months ended July 31, 2011 and 15.4% for the comparable prior year period.

Administrative and other expense for the three months ended July 31, 2011, increased $9.6 million, or 38%, to $34.8 million from $25.2 million in the comparable prior year period. This increase is principally due to additional ViSalus equity incentive charge of $6.0 million and higher administrative costs associated with ViSalus’ sales growth. As a percent of Net sales, administrative expense was 18.8% for the quarter ended July 31, 2011 and 16.0% for the comparable prior year period.

Operating Profit (Loss)

Operating profit from continuing operations for the six months ended July 31, 2011 decreased $14.3 million to $0.4 million in the current period, compared to $14.7 million in the comparable prior year period. This decrease is primarily due to a $14.8 million decline within the Direct Selling segment partially offset by an increase of $1.0 million in the Catalog & Internet segment. The operating result within the Direct Selling segment includes an equity incentive charge of $8.2 million as a result of ViSalus’ sales growth and operating performance.

Operating profit from continuing operations for the three months ended July 31, 2011 decreased $6.9 million to an operating loss of $2.6 million in the current period, compared to a profit of $4.3 million in the comparable prior year period. This decrease is mainly due to a $6.8 million decline within the Direct Selling segment. The operating result within the Direct Selling segment includes an equity incentive charge of $6.0 million as a result of ViSalus’ sales growth and operating performance.

Operating Profit (Loss) - Direct Selling Segment

Operating profit for the six months ended July 31, 2011 in the Direct Selling segment was $3.6 million compared to $18.4 million in the comparable prior year period. This decline is primarily due to a decrease at PartyLite principally resulting from a sales shortfalls in the U.S., Canada and Europe, as well as additional promotion expenses for hosts and guests holding and attending shows, partially offset by improved operating performance at ViSalus which includes an equity incentive charge of $8.2 million associated with ViSalus’ sales growth and operating performance as noted previously.

Operating loss for the three months ended July 31, 2011 in the Direct Selling segment was $1.5 million compared to profit of $5.3 million in the comparable prior year period. This decline is primarily due to a decrease at PartyLite principally resulting from their sales shortfalls in the U.S., and Canada, partially offset by improved operating performance at ViSalus which includes an equity incentive charge of $6.0 million associated with ViSalus’ sales growth and operating performance as noted above.

Operating Loss - Catalog & Internet Segment

Operating loss for the six months ended July 31, 2011 in the Catalog & Internet segment was $1.7 million compared to $2.7 million in the prior year. This reduced loss is primarily due to higher sales and improved gross margin within the Miles Kimball Company partially offset by higher circulation expense.

Operating loss for the three months ended July 31, 2011 and July 31, 2010 in the Catalog & Internet segment remained constant at $0.8 million.

Operating Loss - Wholesale Segment

Operating loss for the six months ended July 31, 2011 in the Wholesale segment increased $0.5 million to $1.5 million from $1.0 million in the comparable prior year period. This increased loss is primarily the result of higher commodity costs and freight expense within the Sterno Group.

Operating loss for the three months ended July 31, 2011 in the Wholesale segment increased $0.1 million to $0.3 million from $0.2 million in the comparable prior year period.

Return to Top

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the six months ended July 31, 2011 decreased approximately $0.2 million to $3.3 million from $3.5 million in the comparable prior year period. Interest expense for the three months ended July 31, 2011 decreased approximately $0.1 million to $1.6 million from $1.7 million in the comparable prior year period. These declines were due to lower average outstanding debt this year versus last year.

Interest income for the six months ended July 31, 2011 increased approximately $0.1 million to $0.6 million from $0.5 million in the comparable prior year period. Interest income for the three months ended July 31, 2011 increased approximately $0.1 million to $0.3 million from $0.2 million in the comparable prior year period

Foreign exchange and other income for the six months ended July 31, 2011 was $0.6 million, compared to an expense of $0.5 million in the comparable prior year period. Foreign exchange and other income for the three months ended July 31, 2011 was $0.1 million, compared to an expense of $0.7 million in the comparable prior year period. These improvements were principally due to foreign exchange gains recognized this year as a result of stronger foreign currencies versus the U.S. dollar.

Income Taxes

Our effective tax rate for the six months ended July 31, 2011 and 2010 was 130% and 34%, which resulted in a provision for income taxes of a benefit of $2.2 million and an expense of $3.8 million, respectively. The effective tax rate for the six months ended July 31, 2011 was primarily related to the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

Our effective tax rate for the three months ended July 31, 2011 and 2010 was 53% and 49%, which resulted in a provision for income taxes of a benefit of $2.0 million and an expense of $1.0 million, respectively. The effective tax rate for the three months ended July 31, 2011 was primarily related to the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided. The effective tax rate for the three months ended July 31, 2010 was primarily affected by international operating tax losses for which no benefit was recorded and the recording of a reserve for various income tax audits, including current period interest on our income tax reserves.

Discontinued Operations

The net loss from discontinued operations for the six months ended July 31, 2011 increased $3.9 million to $6.4 million, from $2.5 million in the comparable prior year period due to additional severance and employer related expense. This periods net loss includes $3.0 million related to the loss on sale of discontinued operations.

The net loss from discontinued operations for the three months ended July 31, 2011 increased $1.1 million to $1.5 million, from $0.4 million in the comparable prior year period due to additional severance and employer related expense. This periods net loss includes $0.4 million related to the loss on sale of discontinued operations.

Net Earnings (Loss) Attributable to Noncontrolling Interests

The Net earnings attributable to noncontrolling interests for six months ended July 31, 2011 was $0.1 million compared to a loss of $0.5 million for the comparable prior year. The Net loss attributable to noncontrolling interests for three months ended July 31, 2011 was $0.2 million compared to an insignificant amount for the comparable prior year. This is a result of the increase in ViSalus’ operating profits.

Return to Top

Net Earnings (Loss) attributable to Blyth, Inc.

The Net loss for the six months ended July 31, 2011 was $6.0 million compared to Net earnings of $5.2 million for the same period in fiscal 2011. The decrease is primarily attributable to the loss on sale of discontinued operations of $3.0 million and the aforementioned equity incentive charge, in addition to lower operating results from continuing and discontinued operations for July 31, 2011 and the comparable prior year (see Note 2 to the Consolidated Financial Statements for additional information).

The Net loss for the three months ended July 31, 2011 was $3.1 million compared to Net earnings of $0.7 million for the comparable period in fiscal 2011. The decrease is primarily attributable to the loss from discontinued operations of $1.0 million and the aforementioned equity incentive charge, in addition to lower operating results from continuing operations for July 31, 2011 and the comparable prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased $11.3 million to $194.4 million at July 31, 2011 from $205.7 million at January 31, 2011. This decrease in cash was primarily attributed to seasonal changes in working capital requirements.

Cash used in operating activities of continuing operations was $35.4 million in the first six months of fiscal 2012 and $35.6 million in the comparable prior year. Cash from operations is slightly favorable, however, it still reflects our capital requirements due to inventories, accounts receivable and prepaid expense balances. We have also taken advantage of early payment discounts on our accounts payable, thus decreasing the outstanding balance.

On an annual basis we typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. Due to the seasonal nature of our businesses we typically do not have positive cash flow from operations until our fourth quarter.

Included in operating earnings were non-cash charges for depreciation and amortization, and amortization of unearned stock-based compensation of $5.9 million and $1.0 million, respectively.

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

Net cash provided from investing activities was $29.9 million in the first six months of fiscal 2012.  The primary increase of cash was due to the proceeds from the sale of Midwest-CBK of $31.2 million and the sale of our auction rate securities of $8.7 million. This increase was partially offset by $5.2 million of purchases of short term investments and capital expenditures of $4.0 million.

We anticipate total capital spending of approximately $8.0 million for fiscal 2012. We have grown in part through acquisitions and, as part of this growth strategy, we expect to continue from time to time in the ordinary course of business to evaluate and pursue acquisition opportunities as appropriate. We believe our financing needs in the short and long-term can be met from cash generated internally.

Net cash used in financing activities was $3.2 million. This was primarily due to ViSalus’ repayment of the $1.9 million note payable to their founders and RAM and the payment of dividends of $0.8 million.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. On April 15, 2011, the Company completed the second phase of its acquisition of ViSalus Sciences for $2.2 million and now owns 57.5% of the company. We intend to and may be required to purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. These additional purchases are conditioned upon ViSalus meeting certain operating forecasts in calendar years 2012 and 2013. We have the option, but are not required, to acquire the remaining interest in ViSalus if they do not meet these operating targets. If ViSalus meets its current projected operating forecasts, the total expected redemption value of the noncontrolling interest will be approximately $101.8 million over calendar years 2012 and 2013. The purchase prices of the additional investments are equal to a multiple of ViSalus’ earnings before interest, taxes, depreciation and amortization, exclusive of certain extraordinary items. The payment, if any, will be out of existing cash balances and expected future cash flows from operations.

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

As of July 31, 2011, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2012. As of July 31, 2011, an insignificant amount was outstanding under this facility.

As of July 31, 2011, the Company had $1.8 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by Blyth.

As of July 31, 2011, Miles Kimball had approximately $7.0 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of July 31, 2011, ViSalus had $1.3 million of long-term debt outstanding related to notes payable to RAM and ViSalus’ three founders.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. The new stock repurchase program will become effective after we exhaust the authorized amount under the old repurchase program. We have not repurchased any shares during the first six months of fiscal 2012. As of July 31, 2011, the cumulative total shares purchased under the original programs was 3,317,602, at a total cost of approximately $249.4 million. The acquired shares are held as common stock in treasury at cost.

Critical Accounting Policies

There were no changes to our critical accounting policies in the second quarter of fiscal 2012. For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Return to Top

Recent Accounting Standards

The following accounting standard will be adopted in subsequent periods:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU No. 2011-04 commencing in fiscal 2013. The adoption of ASU No. 2011-04 is not expected to have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). The update enhances the presentation of comprehensive income by requiring presentation either in a single statement of comprehensive income or in two consecutive statements. The update requires presentation of each component of net income and other comprehensive income, along with total net income, total other comprehensive income, and total comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the update is not expected to have a significant effect on the consolidated financial statements.

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

Investment Risk

We are subject to investment risks on our marketable securities due to market volatility. As of July 31, 2011, we held $4.1 million in preferred stock investments primarily in utility companies, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of July 31, 2011 and January 31, 2011 was $5.6 million.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated our forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is no longer probable to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax gain included in AOCI at July 31, 2011 is $0.4 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in accumulated AOCI at January 31, 2011 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

Return to Top

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of July 31, 2011:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Loss
Euro	$11,600	1.38	$(536)
Canadian Dollar	725	1.01	(22)
	$12,325		$(558)

The foreign exchange contracts outstanding have maturity dates through May 2012.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer,
of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the
Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.

 (b) Changes in internal control over financial reporting.

       There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act
       Rules 13a-15 or 15d-15 that occurred during the second quarter of fiscal 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on us for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties. The state department of revenue has subsequently reduced this amount in its actual assessment to $16.9 million, including interest and penalties. In February 2011, the state department of revenue issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. In August 2011, the state department of revenue issued a summary of its audit findings indicating that it would issue a notice of intent to assess additional corporate income taxes for fiscal years 2008, and 2009 in the amount of $2.2 million, including interest and penalties. We intend to continue to vigorously protest all of these assessments. As of July 31, 2011, we established a reserve for this matter which we believe is adequate based on existing facts and circumstances. The ultimate resolution of these matters could exceed our recorded reserve in the event of an unfavorable outcome; however, we cannot estimate such a loss at this time.

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

Return to Top

Part II.  OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter of the fiscal year ending January 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased2	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 – May 31, 2011	-	-	-	1,182,398
June 1, 2011 – June 30, 2011	-	-	-	1,182,398
July 1, 2011 – July 31, 2011	-	-	-	1,182,398
Total	-	-	-	1,182,398
1  On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of July 31, 2011, we have purchased a total of 3,317,602 shares of Common Stock under the old and new repurchase programs. The repurchase programs do not have expiration dates. We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split executed in fiscal 2009.

2  This does not include the 22,339 shares that we withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

Item 3. Defaults upon Senior Securities

None

Return to Top

Item 4. Removed and Reserved

Item 5. Other Information

On May 27, 2011, we completed the sale of substantially all of the net assets of Midwest-CBK, our seasonal, home décor and home fragrance business within the Wholesale segment for approximately $36.9 million. The agreement provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011. We received cash proceeds of $23.6 million and a one-year promissory note secured by fixed assets included with the transaction of $11.9 million. We also received an advance payment of interest on the promissory note of $0.5 million at the time of closing.

Item 6.  Exhibits

Exhibits

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:                           September 6, 2011                                    By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                           September 6, 2011                                    By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer