Form 10-Q
period 2011-10-31
BLYTH INC
filed 2011-12-08
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

Large accelerated filer ☐ Non-accelerated filer☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,218,574 Common Shares as of November 30, 2011

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	October 31,	January 31,
(In thousands, except share and per share data)	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$158,769	$205,748
Short-term investments	23,029	8,700
Accounts receivable, less allowance for doubtful receivables of $537 and $669, respectively	16,222	9,670
Inventories	114,765	91,039
Prepaid assets	21,356	15,878
Deferred income taxes	14,525	2,096
Other current assets	28,361	5,058
Current assets of discontinued operations	-	44,068
Total current assets	377,027	382,257
Property, plant and equipment, at cost: Less accumulated depreciation of $159,098 and $152,012, respectively	85,917	89,310
Other assets:
Investments	5,035	7,576
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $13,887 and $13,338, respectively	10,243	10,792
Other assets	7,388	9,532
Total other assets	24,964	30,198
Total assets	$487,908	$501,765
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$670	$1,321
Accounts payable	39,156	48,893
Accrued expenses	80,072	58,944
Income taxes payable	599	3,581
Dividends payable	826	-
Current liabilities of discontinued operations	-	5,157
Total current liabilities	121,323	117,896
Deferred income taxes	5,157	2,049
Long-term debt, less current maturities	100,392	109,555
Other liabilities	25,414	25,195
Commitments and contingencies	-	-
Redeemable noncontrolling interest	41,281	-
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 12,820,742 shares and 12,791,515 shares, respectively	257	256
Additional contributed capital	147,717	146,355
Retained earnings	457,479	510,102
Accumulated other comprehensive income	15,447	16,951
Treasury stock, at cost, 4,602,168 and 4,561,014 shares, respectively	(426,710)	(424,210)
Total stockholders' equity	194,190	249,454
Noncontrolling interest	151	(2,384)
Total equity	194,341	247,070
Total liabilities and equity	$487,908	$501,765
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)
	Three months ended October 31,		Nine months ended October 31,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$220,171	$165,386	$591,240	$508,529
Cost of goods sold	83,272	69,689	235,642	208,687
Gross profit	136,899	95,697	355,598	299,842
Selling	94,763	68,599	248,691	205,134
Administrative and other	41,293	26,746	105,704	79,675
Total operating expense	136,056	95,345	354,395	284,809
Operating profit	843	352	1,203	15,033
Other expense (income):
Interest expense	1,564	1,745	4,854	5,235
Interest income	(355)	(203)	(944)	(666)
Foreign exchange and other	409	137	(234)	674
Total other expense	1,618	1,679	3,676	5,243
Earnings (loss) from continuing operations before income taxes	(775)	(1,327)	(2,473)	9,790
Income tax expense (benefit)	(1,996)	357	(4,209)	4,184
Earnings (loss) from continuing operations	1,221	(1,684)	1,736	5,606
Earnings (loss) from discontinued operations, net of income tax expense of $467 in 2011 and $551 in 2010 for the three months ended and net of income tax benefit of $1,375 in 2011 and an expense of $1,553 in 2010 for the nine months ended	(531)	3,806	(4,007)	1,314
Earnings (loss) on sale of discontinued operations, net of income tax benefit of $375 and $1,392, respectively	375	-	(2,585)	-
Net earnings (loss)	1,065	2,122	(4,856)	6,920
Less: Net earnings (loss) attributable to noncontrolling interests	271	(458)	344	(908)
Net earnings (loss) attributable to Blyth, Inc.	$794	$2,580	$(5,200)	$7,828
Basic:
Net earnings (loss) from continuing operations attributable to Blyth, Inc.	$0.12	$(0.15)	$0.17	$0.77
Net earnings (loss) from discontinued operations attributable to Blyth, Inc.	(0.02)	0.46	(0.80)	0.15
Net earnings (loss) attributable to Blyth, Inc.	$0.10	$0.31	$(0.63)	$0.92
Weighted average number of shares outstanding	8,269	8,267	8,277	8,527
Diluted:
Net earnings (loss) from continuing operations attributable to Blyth, Inc.	$0.12	$(0.15)	$0.17	$0.76
Net earnings (loss) from discontinued operations attributable to Blyth, Inc.	(0.02)	0.46	(0.79)	0.15
Net earnings (loss) attributable to Blyth, Inc.	$0.10	$0.31	$(0.62)	$0.91
Weighted average number of shares outstanding	8,325	8,267	8,331	8,572
Cash dividend declared per share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Blyth, Inc.'s Stockholders
(In thousands, except per share data)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest (Temporary Equity)	Comprehensive Income (Loss)
For the six months ended October 31, 2010:
Balance, February 1, 2010	$255	$144,233	$494,524	$20,591	$(403,329)	$3	$256,277	$(1,470)
Net earnings (loss) for the period			7,828			169	7,997	(1,077)	$6,920
Distribution to noncontrolling interest						(109)	(109)
Foreign currency translation adjustments (net of tax liability of $3,742)				(4,544)			(4,544)		(4,544)
Net unrealized gain on certain investments (net of tax liability of $145)				364			364		364
Net unrealized gain on net investment hedging instruments (net of tax liability of $29)				54			54		54
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $381)				(706)			(706)		(706)
Comprehensive income									2,088
Comprehensive loss attributable to the noncontrolling interests									908
Comprehensive income attributable to Blyth, Inc.									$2,996
Common stock issued in connection with long-term incentive plan	1	(1)					-
Stock-based compensation		1,898					1,898
Dividends declared ($0.20 per share)			(1,712)				(1,712)
Treasury stock purchases 1					(20,860)		(20,860)
Balance, October 31, 2010	$256	$146,130	$500,640	$15,759	$(424,189)	$63	$238,659	$(2,547)

For the nine months ended October 31, 2011:
Balance, February 1, 2011	$256	$146,355	$510,102	$16,951	$(424,210)	$(2,384)	$247,070	$-
Net earnings (loss) for the period			(5,200)			210	(4,990)	134	$(4,856)
Reclass of noncontrolling interest to redeemable noncontrolling interest						2,462	2,462	(2,462)
Distribution to noncontrolling interest						(137)	(137)
Foreign currency translation adjustments (net of tax benefit of $380)				(2,309)			(2,309)		(2,309)
Net unrealized gain on certain investments (net of tax liability of $276)				514			514		514
Net unrealized loss on net investment hedging instruments (net of tax benefit of $4)				(7)			(7)		(7)
Net unrealized gain on cash flow hedging instruments (net of tax liability of $160)				298			298		298
Comprehensive loss									(6,360)
Comprehensive income attributable to the noncontrolling interests									(344)
Comprehensive loss attributable to Blyth, Inc.									$(6,704)
Common stock issued in connection with long-term incentive plan	1	(1)					-
Stock-based compensation		1,363					1,363
Purchase of additional ViSalus interest			(2,160)				(2,160)
Accretion of redeemable noncontrolling interest			(43,609)				(43,609)	43,609
Dividends declared ($0.20 per share)			(1,654)				(1,654)
Treasury stock purchases 1					(2,500)		(2,500)
Balance, October 31, 2011	$257	$147,717	$457,479	$15,447	$(426,710)	$151	$194,341	$41,281
1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine months ended October 31 (In thousands)	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(5,200)	$7,828
Less net earnings (loss) attributable to noncontrolling interests	344	(908)
(Earnings)/loss from discontinued operations, net of tax	4,007	(1,314)
Loss on sale of discontinued operations, net of tax	2,585	-
Earnings from continuing operations	1,736	5,606
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,826	8,800
Gain on sale of assets	(156)	(361)
Stock-based compensation expense	1,460	1,898
Deferred income taxes	(12,375)	4,232
Impairment of assets	-	500
Other	(7)	20
Changes in operating assets and liabilities:
Accounts receivable	(7,923)	(7,586)
Inventories	(23,553)	(27,267)
Prepaid and other	(16,669)	(4,304)
Other long-term assets	464	1,726
Accounts payable	(10,228)	(9,298)
Accrued expenses	19,310	6,501
Income taxes payable	(3,115)	(3,523)
Other liabilities and other	1,577	(5,970)
Net cash used in operating activities of continuing operations	(40,653)	(29,026)
Net cash used in operating activities of discontinued operations	(8,143)	(30,193)
Net cash used in operating activities	(48,796)	(59,219)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(5,111)	(6,624)
Purchases of short-term investments	(21,845)	(5,000)
Proceeds from short-term investments	9,427	10,000
Proceeds from sale of discontinued operations	31,193	-
Purchases of additional ViSalus interest	(2,520)	-
Proceeds from sale of long-term investments	1,627	2,237
Net cash provided by investing activities	12,771	613
Cash flows from financing activities:
Purchases of treasury stock	(2,231)	(20,558)
Borrowings on long-term debt	-	840
Repayments on long-term debt	(9,864)	(407)
Payments on capital lease obligations	(109)	(80)
Dividends paid	(829)	(9,710)
Distributions to noncontrolling interest	(137)	(109)
Net cash used in financing activities	(13,170)	(30,024)
Effect of exchange rate changes on cash	2,216	(1,844)
Net decrease in cash and cash equivalents	(46,979)	(90,474)
Cash and cash equivalents at beginning of period	205,748	207,430
Cash and cash equivalents at end of period	$158,769	$116,956
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on the direct to consumer market. The Company designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements and energy drinks. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, meal replacement shakes, vitamins and energy mixes, as well as products for the foodservice trade. The Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.

1.           Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to January 31. European operations and one domestic direct selling entity maintain a calendar year accounting period, which is consolidated with the Company’s fiscal period. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of October 31, 2011 and the consolidated results of its operations for the three and nine month periods ended October 31, 2011 and 2010, and cash flows for the nine month periods ended October 31, 2011 and 2010. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the fiscal year ended January 31, 2011, as set forth in the Company’s Annual Report on Form 10-K.  Operating results for the three and nine months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.

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

Subsequent Events

The Company assessed events occurring subsequent to October 31, 2011 through the date the consolidated financials were filed for potential recognition and disclosure.

On November 17, 2011, the Board of Directors declared a special cash dividend of $1.50 per share on the Company's common stock, for a total dividend payment of approximately $12.5 million.  The special dividend was payable to shareholders of record as of December 1, 2011 and will be paid on December 15, 2011.

On December 7, 2011, the Board of Directors of Blyth, Inc. amended and restated our Bylaws to change our fiscal year end from January 31 to December 31.  This change in fiscal year end will commence as of  December 31, 2011.  As a result of the change, we will have a transition period for the eleven months ending December 31, 2011, the results of which are expected to be reported in our Annual Report on Form 10-K.

2.           Discontinued Operations

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for approximately $36.9 million and incurred a loss of approximately $2.6 million, net of tax benefits. The agreement provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million included within Other current assets secured by fixed assets sold at the time of the transaction. The Company also received an advance payment of interest on the promissory note of $0.5 million at the time of closing. For the nine months ended October 31, 2011 and 2010, revenues for Midwest-CBK were $17.3 million and $84.9 million and loss before income taxes was $4.7 and income of $3.0 million, respectively. For the three months ended October 31, 2010, revenues were $48.8 million. Losses before income taxes for the three months ended October 31, 2011 and 2010 were $0.2 million compared to income of $5.8 million for the prior year period. Revenues for the year ended January 31, 2011 were $104.6 million.

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

Return to Top

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the three and nine months ended October 31, 2011 and 2010. The following table provides the detail of the assets and liabilities of discontinued operations as of January 31, 2011:

Current assets of discontinued operations
Accounts receivable, net	$7,916
Inventories	17,182
Prepaid and other	6,648
Net plant, property & equipment	12,192
Other assets	130
Total	$44,068

Current liabilities of discontinued operations
Accounts payable	$2,890
Accrued expenses	2,158
Other current liabilities	9
Long term debt	100
Total	$5,157

3.          Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus Holdings, LLC (“ViSalus”), a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments.

On October 21, 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash. Additionally, as provided in the acquisition agreement, and amended in September 2009, the Company provided ViSalus with a $3.0 million revolving credit facility through July 2014, of which $3.0 million was outstanding as of January 31, 2011 and was subsequently repaid in the first quarter of fiscal 2012. On April 15, 2011, the Company completed the second phase of its acquisition of ViSalus Sciences and currently owns 57.5% of the company. The Company may be required to make additional purchases of ViSalus to increase ownership over time to 72.7% and 100.0%. These additional purchases are conditioned upon ViSalus meeting certain operating targets in calendar years 2011 and 2012. The purchase prices of the additional investments are based on ViSalus’ future operating results.  The Company has the option to acquire the remaining interest in ViSalus, even if they do not meet the predefined operating targets.

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

Return to Top

As discussed above, the Company may be required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets certain operating targets. As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company has begun recognizing these noncontrolling interest obligations outside of permanent equity and has accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed. The accretion of the redemption value has been recognized as a charge to retained earnings and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential could result in future adjustments in the Company’s earnings per share (“EPS”) should the redemption value exceed fair value. As of October 31, 2011, the estimated redemption value did not exceed fair value and no adjustment was recorded. For the calendar year 2010, ViSalus did not meet its predefined operating target; however, the Company has waived this requirement and increased its ownership interest to 57.5% on April 15, 2011. As such, the noncontrolling interest has become redeemable and we may be required to make the additional purchases of ViSalus in 2012 and 2013 if ViSalus meets it predefined operating targets in those years. As of October 31, 2011, the expected targets requiring additional purchases are expected to be met. The carrying amount of the redeemable noncontrolling interests was $41.3 million and has been reflected as Redeemable noncontrolling interest in the Consolidated Balance Sheet.

As of October 31, 2011, if ViSalus meets its projected operating forecasts, the total expected redemption value of noncontrolling interest will be approximately $163.2 million paid through 2013. The total expected redemption value could increase or decrease depending upon whether ViSalus exceeds or falls short of its operating projections.

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 15 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus, include its three founders (each of whom currently own approximately 9.6% of ViSalus for a total of 28.9%) (“the founders”) and RAM which currently owns 8.3%, and a small group of employees and others who collectively own approximately 5.3% of ViSalus. Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each), and second investment of $2.2 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.3 million in the aggregate).  Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 38.3% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

On February 1, 2010, ViSalus received a financing commitment from the founders and RAM for up to $1.2 million to fund its operations for calendar year 2010, $0.6 million of which was borrowed as of January 31, 2011. Interest accrued at 10% per annum payable quarterly in arrears. In addition to the 10% interest, the loan required ViSalus to pay a further lump-sum interest payment at maturity of $0.6 million in addition to its principal amount due. In April 2010, the Company also loaned ViSalus an additional $0.3 million which was due on February 28, 2011. The loan accrued interest at 10% per annum payable quarterly in arrears. These loans, plus interest, were paid when due on February 28, 2011.

As of January 31, 2011, ViSalus had outstanding notes payable, excluding interest, to RAM and the founders of $3.2 million, in addition to $3.3 million due to Blyth. As of October 31, 2011, ViSalus fully repaid the loan balance of $3.2 million due to the founders and RAM, as well as the loan balance of $3.3 million due to Blyth.

ViSalus has recorded equity incentive compensation expense related to certain equity rights and unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company has recorded an expense of $7.3 million and $15.5 million for the three and nine months ended October 31, 2011 and an expense of $1.1 million and $1.2 million in comparable prior year periods in Administrative and Other expense.  Additional expense (or expense reduction) may be recorded in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus’ future operating performance.

Return to Top

4.           Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates their fair value.

The Company’s investments as of October 31, 2011 consisted of a number of financial securities including preferred stocks, certificates of deposit, shares in mutual funds invested in short term bonds and an equity investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:
	October 31, 2011			January 31, 2011
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Auction rate securities	-	-	-	10,000	8,700	-
Pre-refunded bonds	16,116	16,116	-	-	-	-
Short-term bond mutual funds	5,003	5,025	22	-	-	-
Preferred stocks	3,440	4,732	1,292	4,620	5,118	498
Certificates of deposit	1,791	1,791	-	2,065	2,065	-
Other investment	400	400	-	393	393	-
Total investments	$26,750	$28,064	$1,314	$17,078	$16,276	$498
1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset.
The basis for the preferred stock is their fair value as of February 1, 2009, the date that they were reclassified from trading to available for sale.

As of October 31 and January 31, 2011, the Company held $4.7 million and $5.1 million of preferred stock investments, respectively, which are classified as available for sale securities. Unrealized gains and/or losses on these investments that are considered temporary are recorded in AOCI. These securities are valued based on quoted prices in inactive markets. For the nine months ended October 31, 2011 and 2010, the Company recorded an unrealized gain, net of tax, of $0.8 million and $0.3 million in AOCI, respectively.

As of October 31, 2011, the Company held $16.1 million of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are recorded at cost and interest earned on these is realized in Interest income in the Consolidated Statements of Earnings (Loss).

As of October 31, 2011, the Company held $5.0 million of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and/or losses on these investments that are considered temporary are recorded in AOCI. These securities are valued based on quoted prices in inactive markets. As of October 31, 2011, the carrying value of this investment approximated its fair value.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit. These investments are recorded at cost and interest earned on these is realized in Interest income in the Consolidated Statements of Earnings (Loss).

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. This investment was previously accounted for under the equity method of accounting as of January 31, 2011, and was adjusted by the Company's proportionate share of investee's earnings or loss. As of October 31, 2011, the Company accounts for this investment on a cost basis under ASC 325 as a result of changes in its ownership structure. This investment involves related parties as discussed in Note 15.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of October 31, 2011 and January 31, 2011 the fair value of these securities was $0.8 million and $1.0 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI. These mutual funds are included in Other assets in the Consolidated Balance Sheets.

Return to Top

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss) for the three and nine months ended October 31, 2011 and 2010. Gains and losses are calculated using the specific identification method.

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2011	2010	2011	2010
Net proceeds	$-	$141	$1,354	$1,889
Realized gains	$-	$10	$173	$406

5.           Inventories

The components of inventory are as follows:

(In thousands)	October 31, 2011	January 31, 2011
Raw materials	$7,261	$7,563
Work in process	421	-
Finished goods	107,083	83,476
Total	$114,765	$91,039

        As of October 31, 2011 and January 31, 2011, inventory valuation adjustments totaled $12.4 million and $14.3 million, respectively.

6.           Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and other indefinite lived intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. As of October 31, 2011, there were no indications that a review was necessary.

As of January 31, 2011 and October 31, 2011 the carrying amount of the Company’s goodwill, within the Direct Selling segment, was $2.3 million.

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog and Internet segment and ViSalus, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually as of January 31st, or sooner if circumstances indicate a condition of impairment may exist. As of October 31, 2011, there were no indications that a review was necessary.

 Other intangible assets, by segment, consisted of the following:

	Direct Selling Segment	Multi-channel Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	-	-	(13,258)	-	(13,258)
Impairments	(3,100)	(20,550)	-	(23,650)	-
Other intangibles at January 31, 2011	1,100	7,550	2,142	8,650	2,142
Amortization	-	-	(549)	-	(549)
Other intangibles at October 31, 2011	$1,100	$7,550	$1,593	$8,650	$1,593

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.5 million and $0.8 million for the nine months ended October 31, 2011 and 2010, respectively. The estimated annual amortization expense for fiscal year 2012 is $0.7 million. The estimated amortization expense for the remaining four fiscal years beginning with fiscal 2013 is as follows: $0.6 million, $0.6 million, $0.1 million and an insignificant amount to be amortized in fiscal 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of the measurement date, October 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of October 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,791	$-	$1,791	$-
Pre-refunded bonds	16,116	-	16,116	-
Short-term bond mutual funds	5,025	5,025	-	-
Preferred stocks	4,732	-	4,732	-
Foreign currency exchange forward contracts	606	-	606	-
Deferred compensation plan assets 1	844	844	-	-
Total	$29,114	$5,869	$23,245	$-
1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

The Company values its investments in equity securities within the deferred compensation plan and its investments in short term bond mutual funds using level 1 inputs, by obtaining quoted prices in active markets. The deferred compensation plan assets consist of shares of mutual funds. The Company also enters into both cash flow and fair value hedges by purchasing foreign currency exchange forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values its preferred stock and pre-refunded bond investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty.

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Return to Top

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These level 3 assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments annually or sooner in certain circumstances, such as when there is evidence that impairment may exist.  As of October 31, 2011, there were no indications or circumstances indicating that an impairment might exist.

The estimated fair value of the Company’s $101.1 million in debt, including the Senior Notes, recorded at an amortized cost, as of October 31, 2011 was approximately $102.8 million.  The estimated fair value of the Company’s $110.9 million in debt, as of January 31, 2011 was approximately $110.1 million. The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.  Due to nature of the information used the Company considers these inputs to be level 2.

8.           Derivative Instruments and Hedging Activities

The Company uses foreign currency exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of October 31, 2011 there were two outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of October 31, 2011 and January 31, 2011 was $5.6 million.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as Fair Value hedges. The gains or losses on the Fair Value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is realized in the Consolidated Statements of Earnings (Loss). If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax gain included in accumulated AOCI at October 31, 2011 for cash flow hedges is $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in accumulated AOCI at January 31, 2011 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through June 2012.

Return to Top

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	October 31, 2011	January 31, 2011
Derivatives designated as hedging instruments	Prepaid and Other	Prepaid and Other	Accrued Expenses
Foreign currency exchange forward contract in asset positions	$618	$19	$83
Foreign currency exchange forward contract in liability positions	(12)	(18)	(380)
Net derivatives at fair value	$606	$1	$(297)

Gain and loss activity related to the Company’s Cash Flow hedges for the three and nine months ended October 31, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2011	2010		2011		2010
				Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Foreign currency exchange forward contracts	$458	$(1,087)	Cost of goods sold	$(190)	$(1,032)	$(74)	$337

For the three and nine month period ended October 31, 2011, the Company recorded a gain of $0.7 million and a loss of $0.1 million, compared to a loss of $0.5 million and $0.6 million in the comparable prior year period related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other within the Consolidated Statements of Earnings (Loss).

9.           Long-Term Debt

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. During the first nine months of fiscal 2012 the Company repurchased $6.0 million of these notes for $6.2 million, resulting in $94.0 million outstanding. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. As of October 31, 2011, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

As of October 31, 2011 and January 31, 2011, Miles Kimball had approximately $6.8 million and $7.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $101.1 million total long-term debt (including current portion) as of October 31, 2011 was approximately $102.8 million. The estimated fair value of the Company’s $110.9 million in debt, as of January 31, 2011 was approximately $110.1 million. The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

As of October 31, 2011, the Company had $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2012.  As of October 31, 2011, no amount was outstanding under the facility.

As of October 31, 2011, the Company had $1.8 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

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

The components of basic and diluted earnings per share are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Net earnings (loss) from continuing operations	$1,221	$(1,684)	$1,736	$5,606
Less net earnings (loss) attributable to noncontrolling interests	271	(458)	344	(908)
Net earnings (loss) from discontinued operations	(156)	3,806	(6,592)	1,314
Net earnings (loss) attributable to Blyth, Inc.	$794	$2,580	$(5,200)	$7,828
Weighted average number outstanding:
Common shares	8,229	8,229	8,238	8,489
Vested restricted stock units	40	38	39	38
Weighted average number of common shares outstanding:
Basic	8,269	8,267	8,277	8,527
Dilutive effect of stock options and non-vested restricted shares units	56	-	54	45
Diluted	8,325	8,267	8,331	8,572
Basic earnings per share
Net earnings (loss) from continuing operations attributable to Blyth, Inc.	$0.12	$(0.15)	$0.17	$0.77
Net earnings (loss) from discontinued operations attributable to Blyth, Inc.	(0.02)	0.46	(0.80)	0.15
Net earnings (loss) attributable to Blyth, Inc.	$0.10	$0.31	$(0.63)	$0.92
Diluted earnings per share
Net earnings (loss) from continuing operations attributable to Blyth, Inc.	$0.12	$(0.15)	$0.17	$0.76
Net earnings (loss) from discontinued operations attributable to Blyth, Inc.	(0.02)	0.46	(0.79)	0.15
Net earnings (loss) attributable to Blyth, Inc.	$0.10	$0.31	$(0.62)	$0.91

For the three months ended October 31, 2010, the dilutive effect of 46,180 non-vested restricted shares have not been included as their effect would have been anti-dilutive.

For the three and nine month periods ended October 31, 2011 and 2010, options to purchase 35,050 and 49,225 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

Return to Top

11.           Treasury and Common Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2010	3,972,112	$(403,329)
Treasury stock purchases	582,032	(20,558)
Treasury stock purchased in connection with long-term incentive plan	6,384	(302)
Balance at October 31, 2010	4,560,528	$(424,189)

Balance at February 1, 2011	4,561,014	$(424,210)
Treasury stock purchases	35,000	$(2,231)
Treasury stock purchased in connection with long-term incentive plan	6,154	(269)
Balance at October 31, 2011	4,602,168	$(426,710)

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at February 1, 2010	12,765,919	$255
Common stock issued in connection with long-term incentive plan	24,006	1
Balance at October 31, 2010	12,789,925	$256

Balance at February 1, 2011	12,791,515	$256
Common stock issued in connection with long-term incentive plan	29,227	1
Balance at October 31, 2011	12,820,742	$257

12.           Income Taxes

The Company’s effective tax rate for the nine months ended October 31, 2011 and 2010 was 170% and 43%, which resulted in a benefit of $4.2 million and an expense of $4.2 million, respectively. The effective tax rate for the nine months ended October 31, 2011 was primarily related to the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided, the closure of state tax audits and international operating losses for which no tax benefit was recorded. The effective rate for the nine months ended October 31, 2010 was primarily affected by international operating losses for which no benefit was recorded and the recording of a reserve for various income tax audits, including current period interest on the Company’s income tax reserves.

The Company’s effective tax rate for the three months ended October 31, 2011 and 2010 was 256% and a negative 27%, which resulted in a benefit of $2.0 million and an expense of $0.4 million, respectively. The effective tax rate for the three months ended October 31, 2011 was impacted by the closure of state tax audits partly offset by international operating losses for which no benefit was recorded. The effective rate in the three months ended October 31, 2010 was primarily affected by international operating tax losses for which no benefit was recorded and the recording of a reserve for various income tax audits, including current period interest on the Company’s income tax reserves.

In the third quarter of fiscal year 2012, the Company settled certain issues with a state department of revenue covering fiscal years 2002 through 2009, as more fully discussed in Note 16. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2012 but the amount cannot be estimated.

Return to Top

13.       Stock Based Compensation

As of October 31, 2011, the Company had one active stock-based compensation plan, the 2003 Long-Term Incentive Plan (“2003 Plan”), available to grant future awards and two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. As of October 31, 2011, 1,020,449 shares were authorized and approximately 796,000 shares were available for grant under these plans.  The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of   nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the three and nine months ended October 31, 2011 a total of 12,920 RSUs and 42,444 RSUs were granted, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three and nine months ended October 31, 2011 and 2010 includes compensation expense for RSUs granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 3 years for employee RSUs; and 1 to 2 years for non-employee RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2011	101,045	$40.64
Granted	42,444	47.90
Vested	(34,615)	46.46
Forfeited	(8,131)	37.35
Nonvested restricted stock and RSUs at October 31, 2011	100,743	41.99	$5,624
Total restricted stock and RSUs at October 31, 2011	142,121	$51.53	$7,935

Compensation expense related to RSUs for three and nine months ended October 31, 2011 was approximately $0.4 million and $1.5 million, respectively. Compensation expense related to RSUs for three and nine months ended October 31, 2010 was approximately $0.6 million and $1.9 million, respectively. The total recognized tax benefit for the three and nine months ended October 31, 2011 was approximately $0.2 million and $0.5 million. The total recognized tax benefit for the three and nine months ended October 31, 2010 was approximately $0.2 million and $0.7 million.

As of October 31, 2011, there was $1.6 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.9 years. As of October 31, 2011, approximately 101,000 restricted stock awards with a weighted average grant date fair value of $41.99 are unvested. The total unrecognized stock-based compensation cost to be recognized in future periods as of October 31, 2011 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2011	47,600	$109.16	1.71	$-
Options expired	(12,550)	107.46	-	-
Outstanding and exercisable at October 31, 2011	35,050	$109.76	1.08	$-

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

Return to Top

14.           Segment Information

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

Within the Direct Selling segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand.  PartyLite also offers gourmet foods under the Two Sisters Gourmet® by PartyLite® brand name. The Company also operates ViSalus Sciences®, a network marketing business, which is focused on selling meal replacement shakes, nutritional supplements, snack cookies and energy drink mixes. Products in this segment are sold in North America through networks of independent sales Consultants and Promoters. PartyLite brand products are also sold in Europe and Australia.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames. These products are sold directly to the consumer under the As We Change®, Easy Comforts®, Exposures®, Home Marketplace®, Miles Kimball® and Walter Drake® brands.  These products are sold in North America.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade under the Ambria®, HandyFuel® and Sterno® brands.

Operating profit in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Unallocated Corporate within the identifiable assets include cash and cash equivalents, short-term investments, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

	Three months ended October 31,		Nine months ended October 31,
(In thousands)	2011	2010	2011	2010
Net sales
Direct Selling	$172,188	$117,198	$443,685	$367,299
Multi-channel Group:
Catalog & Internet	31,797	33,824	99,119	98,376
Wholesale	16,186	14,364	48,436	42,854
Subtotal Multi-channel Group	47,983	48,188	147,555	141,230
Total	$220,171	$165,386	$591,240	$508,529
Operating profit (loss)
Direct Selling	$863	$426	$4,479	$18,785
Multi-channel Group:
Catalog & Internet	13	1,065	(1,732)	(1,622)
Wholesale	(33)	(1,139)	(1,544)	(2,130)
Subtotal Multi-channel Group	(20)	(74)	(3,276)	(3,752)
Total	$843	$352	$1,203	$15,033
Other expense	(1,618)	(1,679)	(3,676)	(5,243)
Continuing operations earnings (loss) before income taxes	$(775)	$(1,327)	$(2,473)	$9,790

	October 31, 2011	January 31, 2011
Identifiable assets
Direct Selling	$235,757	$235,618
Multi-channel Group:
Catalog & Internet	59,681	51,566
Wholesale	52,359	25,456
Subtotal Multi-channel Group	112,040	77,022
Unallocated Corporate	140,111	145,057
Discontinued Operations	-	44,068
Total	$487,908	$501,765

Return to Top
15.           Related Party Transactions

As discussed in Note 3 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. ViSalus is currently owned in part by RAM, which owns a significant noncontrolling interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., Vice President of the Company and President of the Multi-Channel Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM. Todd A. Goergen was a member of the Board of Managers of ViSalus at the time of acquisition. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 38.3% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

As discussed in Note 4 to the Consolidated Financial Statements, the Company owns an investment through its ViSalus acquisition which involves related parties. RAM holds an approximately 5.5% interest in the investment. In addition to this interest, they also have significant influence on the management of the investee and representation on its board of managers.

ViSalus entered into an agreement with  FragMob LLC in October 2011 that extends to December 31, 2012 and is renewable. FragMob has agreed to provide ViSalus with software development and hosting services for a mobile phone application which allows ViSalus’s promoters to access their ViNet distributor account information on their smart phones.  ViSalus paid $150,000 to FragMob for services provided beginning in March 2011 through the end of 2011, and has agreed during 2012 to pay $2 per user with a minimum fee of $15,000 and a maximum of $100,000 per month, except that if the average number of users per month for the first calendar quarter is less than $5,000, no minimum will apply thereafter. FragMob is owned in part by Ropart Asset Management Fund LLC, a related party (see Note 3 to Notes to the Financial Statements) and the three founders of ViSalus.

16.           Contingencies

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties. The state department of revenue subsequently reduced this amount in its actual assessment to $16.9 million, including interest and penalties. In February 2011, the state department of revenue issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. In August 2011, the state department of revenue issued a summary of its audit findings indicating that it would issue a notice of intent to assess additional corporate income taxes for fiscal years 2008, and 2009 in the amount of $2.2 million, including interest and penalties. In the third quarter of fiscal year 2012, the Company finalized these audits with the state department of revenue covering the fiscal years 2002 through 2009. As a result of the settlement, payment was made and charged against the previously established reserves. No additional tax liability exists for these audits.

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

Our current focus is driving sales growth and profitability of our brands so we may more fully leverage our infrastructure. New product development continues to be critical to all three segments of our business. In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants and promoters. In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand the sales and customer base of our flagship brands. In the Wholesale segment, sales initiatives are targeted to independent distributors and national retail accounts.

As discussed in Note 2 to the Consolidated Financial Statements, on May 27, 2011, the Company sold substantially all of the assets of Midwest-CBK. The financial statements reflect this change and present Midwest-CBK and Boca Java as discontinued operations. As such, our results of operations for both years presented only include amounts from continuing operations.

RESULTS OF OPERATIONS – Three and nine months ended October 31, 2011 versus 2010:

Net Sales

Net sales for the nine months ended October 31, 2011 increased $82.7 million to $591.2 million, from $508.5 million in the comparable prior year period due to increases within all three segments.

Net sales for the three months ended October 31, 2011 increased $54.8 million to $220.2 million, from $165.4 million in the comparable prior year period due to increases within the direct selling and wholesale segments.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the nine months ended October 31, 2011 increased $76.4 million, or 21%, to $443.7 million from $367.3 million in the comparable prior year period. ViSalus’ net sales increased $113.4 million, to $133.8 million from $20.4 million last year. This growth is a result of an increase in promoters to over 52,000 this year from over 7,000 last year, as well as increased demand for its products. PartyLite’s net sales decreased $36.9 million, to $313.9 million from $350.8 million last year. PartyLite’s U.S. sales decreased 24% compared to the prior period primarily due to fewer shows. PartyLite Europe and Canada’s sales declined on a U.S. dollar basis by 3% and 18%, respectively, due to decreases in the number of consultants.

Net sales in the Direct Selling segment for the three months ended October 31, 2011 increased $55.0 million, or 47%, to $172.2 million from $117.2 million in the comparable prior year period. ViSalus’ net sales increased $63.0 million, to $73.2 million from $10.2 million. PartyLite’s net sales decreased $8.7 million, to $101.6 million from $110.3 million last year. PartyLite’s U.S. sales decreased 18% compared to the prior period primarily due to the aforementioned decrease in shows. PartyLite Europe and Canada’s sales declined on a U.S. dollar basis by 3% and 7%, respectively, due to decreases in the number of consultants.

Return to Top

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the nine months ended October 31, 2011 increased $0.7 million, or 1%, to $99.1 million from $98.4 million in the comparable prior year period. This increase was principally due to a sales increase in the Easy Comforts catalog partly offset by a sales decline in the Miles Kimball catalog.

Net sales in the Catalog & Internet segment for the three months ended October 31, 2011 decreased $2.0 million, or 6%, to $31.8 million from $33.8 million in the comparable prior year period. This decrease is mainly due to lower sales in the Exposures and Miles Kimball catalogs, partially offset by higher sales in the Walter Drake and Easy Comforts catalogs.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the nine months ended October 31, 2011 increased $5.5 million, or approximately 13% to $48.4 million from $42.9 million in the comparable prior year period. The increase in sales is primarily due to price increases. The price increases were instituted to offset higher commodity costs and freight surcharges within the Sterno Group.

Net sales in the Wholesale segment in the three months ended October 31, 2011 increased $1.8 million, or approximately 13%, to $16.2 million from $14.4 million in the comparable prior year period. The increase in sales is primarily due to price increases. The price increases were instituted to offset higher commodity costs and freight surcharges within the Sterno Group.

Gross Profit

Gross profit for the nine months ended October 31, 2011, increased $55.8 million, or 19%, to $355.6 million from $299.8 million in the comparable prior year period. This growth was due to an increase in ViSalus’ gross profit related to higher sales volume and an increase within Sterno’s gross profit due to selling price and volume increases. Partially offsetting these increases was a decrease in gross profit within PartyLite due to lower sales in the U.S., Canada and Europe and higher product and freight costs. Gross profit margin for the nine months ended October 31, 2011 increased to 60.1% of sales from 59.0% in the comparable prior year due to higher sales volume in ViSalus which carries a higher gross margin than our other businesses.

Gross profit for the three months ended October 31, 2011, increased $41.2 million, or 43%, to $136.9 million from $95.7 million in the comparable prior year period. ViSalus’ gross profit increased due to higher sales volume, partially offset by a decrease in gross profit within PartyLite due to lower sales. Gross profit margin for the three months ended October 31, 2011 increased to 62.2% of sales from 57.9% in the comparable prior year period. This increase is due to the impact of higher sales volume at ViSalus which carries a higher gross margin than our other businesses.

Selling Expense

Selling expense for the nine months ended October 31, 2011, increased $43.6 million, or 21%, to $248.7 million from $205.1 million in the comparable prior year period. This increase was primarily due to a higher commission expense at ViSalus associated with higher sales, as well as an increase at the Miles Kimball Company due to an increase in catalog circulation. Partially offsetting these increases was a decline at PartyLite principally due to lower sales. As a percentage of Net sales, selling expense increased to 42.1% of net sales for the nine months ended October 31, 2011, compared to 40.3% for the comparable prior year period.

Selling expense for the three months ended October 31, 2011, increased $26.2 million, or 38%, to $94.8 million from $68.6 million in the comparable prior year period. This increase was primarily due to the aforementioned higher commission expense at ViSalus associated with higher sales. As a percentage of Net sales, selling expense increased to 43.0% of net sales for the quarter ended October 31, 2011, compared to 41.5% for the comparable prior year period.

Return to Top

Administrative and Other Expense

Administrative and other expense for the nine months ended October 31, 2011, increased $26.0 million, or 33%, to $105.7 million from $79.7 million in the comparable prior year period. This increase is principally due to additional ViSalus equity incentive charges of $14.3 million and higher administrative costs associated with ViSalus’ sales growth, partially offset by a decrease in administrative costs within PartyLite. As a percent of Net sales, administrative expense was 17.9% for the nine months ended October 31, 2011 and 15.7% for the comparable prior year period.

Administrative and other expense for the three months ended October 31, 2011, increased $14.6 million, or 55%, to $41.3 million from $26.7 million in the comparable prior year period. This increase is principally due to additional ViSalus equity incentive charges of $6.2 million and higher administrative costs associated with ViSalus’ sales growth.  As a percent of Net sales, administrative expense was 18.7% for the quarter ended October 31, 2011 and 16.2% for the comparable prior year period.

Operating Profit (Loss)

Operating profit from continuing operations for the nine months ended October 31, 2011 decreased $13.8 million to $1.2 million in the current period, compared to $15.0 million in the comparable prior year period. This decline is attributable to equity incentive charges related to ViSalus of $15.5 million this year and $1.2 million last year. Operating profit, excluding the aforementioned equity incentive charges, improved significantly at ViSalus resulting from strong sales growth and at Wholesale due to price increases. Offsetting these improvements were lower sales and operating profits at PartyLite.

Operating profit from continuing operations for the three months ended October 31, 2011 increased $0.5 million to $0.8 million in the current period, compared to $0.3 million in the comparable prior year period. Operating profit, excluding of the aforementioned equity incentive charges of $7.3 million this year and $1.1 million last year, improved significantly at ViSalus resulting from strong sales growth and for the Wholesale segment due to price increases. Offsetting these improvements were lower sales and operating profits at PartyLite and in the Catalog & Internet segment due to higher circulation costs.

Operating Profit - Direct Selling Segment

Operating profit for the nine months ended October 31, 2011 in the Direct Selling segment was $4.5 million compared to $18.8 million in the comparable prior year period. This decline is attributable to equity incentive charges related to ViSalus of $15.5 million this year and $1.2 million last year. Operating profit at PartyLite was lower than prior year resulting from lower sales, as well as additional promotion expenses for hosts and guests holding and attending shows. Partially offsetting this shortfall was higher operating profit at ViSalus due to significantly higher sales compared to the prior year.

Operating profit for the three months ended October 31, 2011 in the Direct Selling segment was $0.9 million compared to $0.4 million in the comparable prior year period. Operating profit at ViSalus improved significantly due to higher sales and is inclusive of the aforementioned equity incentive charges of $7.3 million this year and $1.1 million last year. Partially offsetting the ViSalus’ improved operating profit performance were lower sales at PartyLite resulting from sales shortfalls.

Operating Profit (Loss) - Catalog & Internet Segment

Operating loss for the nine months ended October 31, 2011 in the Catalog & Internet segment was $1.7 million compared to $1.6 million in the prior year.  This increased loss is mainly due to higher circulation costs within the Miles Kimball Company.

Operating profit for the three months ended October 31, 2011 in the Catalog & Internet segment was breakeven  compared to $1.1 million in the prior year.  This decrease is mainly due to lower sales within the Miles Kimball Company.

Return to Top

Operating Loss - Wholesale Segment

Operating loss for the nine months ended October 31, 2011 in the Wholesale segment decreased $0.6 million to $1.5 million from $2.1 million in the comparable prior year period.  This reduced loss is primarily the result of higher sales due to price increases within the Sterno Group.

Operating loss for the three months ended October 31, 2011 in the Wholesale segment was breakeven compared to $1.1 million in the comparable prior year period. This reduced loss is primarily the result of higher sales due to price increases within the Sterno Group.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the nine months ended October 31, 2011 decreased approximately $0.4 million to $4.8 million from $5.2 million in the comparable prior year period. Interest expense for the three months ended October 31, 2011 decreased approximately $0.2 million to $1.6 million from $1.8 million in the comparable prior year period. These declines were due to lower average outstanding debt this year versus last year.

Interest income for the nine months ended October 31, 2011 increased approximately $0.2 million to $0.9 million from $0.7 million in the comparable prior year period. Interest income for the three months ended October 31, 2011 increased approximately $0.2 million to $0.4 million from $0.2 million in the comparable prior year period. These increases are mainly due to higher average cash balances this year versus the comparable prior year period.

Foreign exchange and other for the nine months ended October 31, 2011 was a gain of $0.2 million, compared to a loss of $0.7 million in the comparable prior year period. This improvement was principally due to foreign exchange gains recognized this year as a result of stronger foreign currencies versus the U.S. dollar. Foreign exchange and other for the three months ended October 31, 2011 was a loss of $0.4 million, compared to a loss of $0.1 million in the comparable prior year period.

Income Taxes

Our effective tax rate for the nine months ended October 31, 2011 and 2010 was 170% and 43%, which resulted in a benefit of $4.2 million and an expense of $4.2 million, respectively. The effective tax rate for the nine months ended October 31, 2011 was primarily related to the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided, the closure of state tax audits and international operating losses for which no tax benefit was recorded. The effective rate for the nine months ended October 31, 2010 was primarily affected by international operating losses for which no benefit was recorded and the recording of a reserve for various income tax audits, including current period interest on the Company’s income tax reserves.

Our effective tax rate for the three months ended October 31, 2011 and 2010 was 256% and a negative 27%, which resulted in a benefit of $2.0 million and an expense of $0.4 million, respectively. The effective tax rate for the three months ended October 31, 2011 was impacted by the closure of state tax audits partly offset by international operating losses for which no benefit was recorded. The effective tax rate for the three months ended October 31, 2010 was affected by international operating tax losses for which no benefit was recorded and the recording of a reserve for various income tax audits, including current period interest on the Company’s income tax reserves.

Discontinued Operations

The net loss from discontinued operations for the nine months ended October 31, 2011 increased $7.9 million to $6.6 million, from income of $1.3 million in the comparable prior year. This period’s net loss includes $2.6 million related to the loss on sale of discontinued operations. The current year’s loss from discontinued operations reflects additional severance and related expenses associated with employees that were terminated as a result of the sale.

The net loss from discontinued operations for the three months ended October 31, 2011 increased $4.0 million to $0.2 million, from income of $3.8 million in the comparable prior year period. This period’s net loss versus last year’s earnings is attributed to the sale of the Midwest-CBK business.

Return to Top

Net Earnings (Loss) Attributable to Noncontrolling Interests

The Net earnings attributable to noncontrolling interests for nine months ended October 31, 2011 was $0.3 million compared to a loss of $0.9 million for the comparable prior year. The Net earnings attributable to noncontrolling interests for three months ended October 31, 2011 was $0.3 million compared to a loss of $0.5 million for the comparable prior year. This improvement is a result of the increase in ViSalus’ operating profits.

Net Earnings (Loss) attributable to Blyth, Inc.

The Net loss for the nine months ended October 31, 2011 was $5.2 million compared to Net earnings of $7.8 million for the comparable prior year. The decrease is primarily attributable to the loss from discontinued operations of $6.6 million and the aforementioned increase in equity incentive charges of $14.3 million, in addition to lower operating results from continuing operations for October 31, 2011.

The Net earnings for the three months ended October 31, 2011 was $0.8 million compared to $2.6 million for the comparable period in fiscal 2011. The decrease is primarily attributable to the loss from discontinued operations for October 31, 2011 compared to earnings in the comparable prior year period.

Liquidity and Capital Resources

Cash and cash equivalents decreased $46.9 million to $158.8 million at October 31, 2011 from $205.7 million at January 31, 2011. This decrease in cash was primarily attributed to seasonal changes in working capital requirements. In addition, we repaid $9.9 million of long-term debt, purchased investments of $21.8 million, and purchased treasury stock of $2.2 million in fiscal 2012.

Cash used in operating activities of continuing operations was $40.7 million in the first nine months of fiscal 2012 and $29.0 million in the comparable prior year. Cash from continuing operations reflects our capital requirements due to inventories, accounts receivable and prepaid expense balances. We have also taken advantage of early payment discounts on our accounts payable, thus decreasing the outstanding balance.

On an annual basis we typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. Due to the seasonal nature of our businesses we typically do not have positive cash flow from operations until our fourth quarter.

Included in operating earnings were non-cash charges for depreciation and amortization, and amortization of unearned stock-based compensation of $8.8 million and $1.5 million, respectively, for fiscal 2012.

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

Net cash provided by investing activities was $12.8 million in the first nine months of fiscal 2012. The primary increase of cash was due to the proceeds from the sale of Midwest-CBK of $31.2 million and the sale of our auction rate securities of $8.7 million. This increase was partially offset by $21.8 million of purchases of short term investments, capital expenditures of $5.1 million, and $2.5 million for the ViSalus investment. We anticipate total capital spending of approximately $8.0 million for fiscal 2012.

We have grown in part through acquisitions and, as part of this growth strategy, we expect to continue from time to time in the ordinary course of business to evaluate and pursue acquisition opportunities as appropriate. We believe our financing needs in the short and long-term can be met from cash generated internally.

Return to Top

Net cash used in financing activities was $13.2 million. This was primarily due to debt repayments of $9.9 million, purchase of treasury stock of $2.2 million, and the payment of dividends of $0.8 million.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. On April 15, 2011, the Company completed the second phase of its acquisition of ViSalus Sciences for $2.2 million and now owns 57.5% of the company. We intend to and may be required to purchase additional interests in ViSalus that will require additional capital resources, increasing our ownership to 100%. These additional purchases are conditioned upon ViSalus meeting certain operating forecasts in calendar years 2012 and 2013. We have the option, but are not required, to acquire the remaining interest in ViSalus if they do not meet these operating targets. If ViSalus meets its current projected operating forecasts, the total expected redemption value of the noncontrolling interest will be approximately $163.2 million over calendar years 2012 and 2013. The purchase price of the additional investments are equal to a multiple of ViSalus’ earnings before interest, taxes, depreciation and amortization, exclusive of certain extraordinary items. The payment, if any, may be funded in part using existing cash balances and expected future cash flows from operations and may require the Company to obtain additional sources of external financing.

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

As of October 31, 2011, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2012.  As of October 31, 2011, no amount was outstanding under this facility.

As of October 31, 2011, the Company had $1.8 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by Blyth.

As of October 31, 2011, Miles Kimball had approximately $6.8 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. As of October 31, 2011, the cumulative total shares purchased under the original programs was 3,352,602, at a total cost of approximately $251.6 million. The acquired shares are held as common stock in treasury at cost.

On September 15, 2011, the Board of Directors declared a cash dividend of $0.10 per share on the Company's common stock, for a total dividend payment of $0.8 million.  The dividend was payable to shareholders of record as of November 1, 2011 and was paid on November 15, 2011.

On November 17, 2011, the Board of Directors declared a special cash dividend of $1.50 per share on the Company's common stock, for a total dividend payment of approximately $12.5 million. The special dividend was payable to shareholders of record as of December 1, 2011 and will be paid on December 15, 2011.

Return to Top

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of fiscal 2012. For a discussion of the Company’s critical accounting policies see our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”).  This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility. As of October 31, 2011, we held $4.7 million in preferred stock investments primarily in utility companies, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of October 31, 2011 and January 31, 2011 was $5.6 million.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated our forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and, as such, as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable to occur, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax gain included in AOCI at October 31, 2011 is $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in accumulated AOCI at January 31, 2011 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of October 31, 2011:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Loss
Euro	$7,700	1.39	$292

The foreign currency exchange contracts outstanding have maturity dates through June 2012.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer,
of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

 (b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules
        13a-15 or 15d-15 that occurred during the third quarter of fiscal 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002, 2003 and 2004 in the amount of $34.9 million including interest and penalties. The state department of revenue subsequently reduced this amount in its actual assessment to $16.9 million, including interest and penalties. In February 2011, the state department of revenue issued a notice of intent to assess additional corporate income taxes for fiscal years 2005, 2006 and 2007 in the amount of $14.0 million, including interest and penalties. In August 2011, the state department of revenue issued a summary of its audit findings indicating that it would issue a notice of intent to assess additional corporate income taxes for fiscal years 2008, and 2009 in the amount of $2.2 million, including interest and penalties.  In the third quarter of fiscal year 2012, the Company finalized these audits with the state department of revenue covering the fiscal years 2002 through 2009. As a result of the settlement, payment was made and charged against the previously established reserves.  No additional tax liability exists for these audits.

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

Return to Top

Part II.  OTHER INFORMATION (continued)

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the fiscal year ending January 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased2	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2011 – August 31, 2011	-	$-	-	1,182,398
September 1, 2011 – September 30, 2011	35,000	63.76	35,000	1,147,398
October 1, 2011 – October 31, 2011	-	-	-	1,147,398
Total	35,000	$63.76	35,000	1,147,398

1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of October 31, 2011, we have purchased a total of 3,352,602 shares of Common Stock under the old and new repurchase programs. The repurchase programs do not have expiration dates. We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the reverse stock split executed in fiscal 2009.

2 This does not include the 22,915 shares that we withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

Item 3.  Defaults upon Senior Securities

None

Return to Top

Item 4.  Removed and Reserved

Item 5.  Other Information

On December 7, 2011, the Board of Directors of Blyth, Inc. amended and restated our Bylaws to change our fiscal year end from January 31 to December 31.  This change in fiscal year end will commence as of  December 31, 2011.  As a result of the change, we will have a transition period for the eleven months ending December 31, 2011, the results of which are expected to be reported in our Annual Report on Form 10-K.

Item 6.  Exhibits

Exhibits
3.2	Amended and Restated Bylaws of Blyth, Inc.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:                           December 8, 2011                                     By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                           December 8, 2011                                     By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer