Form 10-K
period 2011-12-31
BLYTH INC
filed 2012-03-14
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

           (Mark One)

   ☐              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2011 to December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $303.3 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on July 31, 2011 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.

As of February 29, 2012, there were 8,568,494 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2012 (Incorporated into Part III).

Return to Top

Return to Top

PART I

Item 1.  Business

(a) General Development of Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is primarily a direct to consumer business focused on the direct selling and direct marketing channels.  The Company designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements and energy drinks. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts; nutritional supplements such as meal replacement shakes, vitamins and energy mixes; as well as products for the foodservice trade. The Company’s products can be found throughout North America, Europe and Australia.

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

Change in fiscal year-end

On December 7, 2011, the Board of Directors approved a change in our fiscal year end from January 31st to December 31st. As a result, we will report our results with an eleven month transition period ended December 31, 2011. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with our and our other subsidiaries fiscal year end. Refer to Note 2 for further information on this change in accounting principle.

(b) Financial Information about Segments

We report our financial results in three business segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These segments accounted for approximately 78%, 15% and 7% of consolidated net sales, respectively, for the eleven months ended December 31, 2011. Financial information relating to these business segments for the eleven months ended December 31, 2011 and fiscal years ended January 31, 2011 and 2010 appears in Note 20 to the Consolidated Financial Statements and is incorporated herein by reference.

(c) Narrative Description of Business

Direct Selling Segment

For the eleven months ended December 31, 2011, the Direct Selling segment represented approximately 78% of total sales.  Our principal Direct Selling businesses are PartyLite and ViSalus. PartyLite sells premium candles and home fragrance products and related decorative accessories  in North America, Europe and Australia through a network of independent sales consultants using the party plan method of direct selling.  These products include fragranced candles, other air care products such as reed diffusers and a broad range of related accessories. PartyLite represented approximately 67% of total sales of the Direct Selling segment for the eleven months ended December 31, 2011.

ViSalus Holding, LLC (“ViSalus”), which interest we acquired in October 2008, is a network marketing company that sells weight management products, nutritional supplements and energy drinks through its network of independent promoters. ViSalus represented approximately 33% of total sales of the Direct Selling segment for the eleven months ended December 31, 2011.

Return to Top

United States Market

Within the United States market, PartyLite® brand products are sold through independent consultants who are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them. Approximately 19,000 independent U.S. sales consultants were selling PartyLite products at December 31, 2011.  PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold.

ViSalus Sciences® (“ViSalus”) brand products are also sold directly to consumers by independent sales promoters who are compensated based on the products they sell and products sold by promoters recruited by them. Customers and promoters generally set a fitness goal, known as the Body By Vi 90 Day Challenge, and purchase and consume ViSalus products to help them achieve their goal.

International Market

In 2011, PartyLite products were sold internationally by more than 44,000 independent sales consultants located outside the United States.  These consultants were the exclusive distributors of PartyLite brand products internationally. PartyLite’s international markets as of December 31, 2011 were Australia, Austria, Canada, Czech Republic, Denmark, Finland, France, Germany, Italy, Mexico, Norway, Poland, Switzerland, Slovakia and the United Kingdom. ViSalus products are sold in the U.S. and Canada.

We support our independent sales consultants and promoters with inventory management and control, and satisfy delivery requirements through on-line order entry systems, which are available to independent sales consultants and promoters in the United States, Canada, Europe, and elsewhere.

Business Acquisition

In August 2008, we signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments.

In October 2008, we completed the initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.

In April 2011, we completed the second phase of the acquisition of ViSalus for approximately $2.5 million and increased our ownership to 57.5%.

Subsequent to December 31, 2011, we completed the third phase of our acquisition of ViSalus and increased our ownership to 73.5% for approximately $22.5 million in cash and the issuance of 340,662 unregistered shares of our common stock valued at $14.6 million that may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the common stock was issued at a discount to its trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and will be adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. We expect to pay approximately $5.6 million in April 2012 after final determination of the actual 2011 EBITDA, which would bring the total third phase acquisition cost to approximately $42.7 million.

We intend to and may be required to purchase the remaining interest in ViSalus to increase our ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting the original purchase agreement’s 2012 operating target.  We have the option, but are not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of December 31, 2011, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $214 million to be paid in 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require us to obtain additional sources of external financing.

Return to Top

Catalog & Internet Segment

For the eleven months ended December 31, 2011, this segment represented approximately 15% of total sales.  We design, market and distribute a wide range of household convenience items, personalized gifts and photo storage products, within this segment.  These products are sold through the Catalog and Internet distribution channel under brand names that include As We Change®, Easy Comforts®, Exposures®, Miles Kimball® and Walter Drake®.

Wholesale Segment

For the eleven months ended December 31, 2011, this segment represented approximately 7% of total sales. Products within this segment include chafing fuel and tabletop lighting products and accessories for the “away from home” or foodservice trade.  Our wholesale products are designed, packaged and priced to satisfy the varying demands of retailers and consumers within each distribution channel. Our sales force supports our customers with product catalogs, samples and merchandising programs.  Our sales force also receives training on the marketing and proper use of our products.

Product Brand Names

The key brand names under which our Direct Selling segment products are sold are:

PartyLite® GloLite by PartyLiteTM ViSalus GoTM Vi-Shape® Vi-Slim® Nutra-CookieTM	Two Sisters Gourmet® by PartyLite® ViSalus Sciences® ViSalus ProTM Vi-Trim® Vi-Pak® Body by ViTM

The key brand names under which our Catalog & Internet segment products are sold are:

As We Change® Easy Comforts® Exposures®	Miles Kimball® Walter Drake®

The key brand names under which our Wholesale segment products are sold are:

Sterno®	HandyFuel®
Ambria®

New Product Development

Concepts for new products and product line extensions are developed by the marketing departments of our business units, as well as from our independent sales representatives and worldwide product manufacturing partners. The new product development process may include technical research, consumer market research, fragrance or flavor studies, comparative analyses, the formulation of engineering specifications, feasibility studies, efficiency and safety assessments, testing and evaluation.

Return to Top

Manufacturing, Sourcing and Distribution

In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing, distribution and customer service practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities.  Net capital expenditures over the past five years have totaled $34.3 million and are targeted at technological advancements, significant maintenance and replacement projects at our manufacturing and distribution facilities and customer service capacity increases.  We have also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

We manufacture most of our candles using highly automated processes and technologies, as well as certain hand crafting and finishing, and source nearly all of our home décor and household convenience products, primarily from independent manufacturers in the Pacific Rim, Europe and Mexico.  We source our weight management and wellness products from third party manufacturers in the U.S. based on our formulas. Many of our products are manufactured by others based on our design specifications, making our global supply chain approach critically important to new product development, quality control and cost management.  We also have highly automated distribution facilities in the U.S. and Europe supporting our PartyLite, Miles Kimball and Sterno businesses. ViSalus relies on third party logistic support for its U.S. and Canada businesses.

Customers

Customers in the Direct Selling segment are individual consumers served by independent sales consultants or promoters.  Sales within the Catalog & Internet segment are also made directly to consumers.  Wholesale segment customers primarily include mass retailers, foodservice distributors, hotels and restaurants.  No single customer accounts for 10% or more of Net Sales.

Competition

All of our business segments are highly competitive, both in terms of pricing and new product introductions.  The worldwide market for home décor and health and wellness products is highly fragmented with numerous suppliers serving one or more of the distribution channels served by us.  In addition, we compete for direct selling consultants and promoters with other direct selling companies.  Because there are relatively low barriers to entry in all of our business segments, we may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us. Competition includes companies selling candles manufactured at lower costs outside of the United States and companies selling competitive nutritional supplements through direct selling and retail channels.  Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Employees

As of December 31, 2011, we had approximately 1,800 full-time employees, of whom approximately 37% were based outside of the United States.  Approximately 60% of our employees are non-salaried.  We do not have any unionized employees in North America. We believe that relations with our employees are good.  Since our formation in 1977, we have never experienced a work stoppage.

Raw Materials

All of the raw materials used for our candles, home fragrance products and chafing fuel, have historically been available in adequate supply from multiple sources. Ingredients for our nutritional supplements are sourced from a variety of manufacturers. For the eleven months ended December 31, 2011, costs continued to increase for certain raw materials, such as paraffin and other wax products, diethylene glycol (DEG), ethanol, which impacted profitability in all three segments. Some of our ingredients are proprietary to the supplier and may not be easily re-sourced or replaced.

Return to Top

Seasonality

Part of our business is seasonal, with our net sales strongest in the third and fourth fiscal quarters due to increased shipments to meet year-end holiday season demand for our products. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

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

Regulation

General

In the United States and foreign markets, our Direct Selling business units are affected by extensive laws, regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. They include rules pertaining to: (1) formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of food and dietary supplement products; (2) product claims and advertising, including direct claims and advertising by us and claims and advertising by consultants or promoters, for which we may be held responsible; and (3) our network marketing programs.

Products

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our food and dietary supplement products are regulated by various governmental agencies, including the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC). Our activities also are regulated by agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.

•
The FDA regulates the formulation, manufacture and labeling of foods and dietary supplements. FDA regulations require us and our suppliers to meet current good manufacturing practice (“cGMP”) regulations for product preparation, packing and storage.

•
Some products we market in the United States are regulated under the Dietary Supplement Health and Education Act of 1994, or DSHEA, which revised the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements.

•
One or more ingredient in our products that are ingested by consumers may become the subject of regulatory action. FDA law requires us to report all serious adverse events occurring within the United States involving dietary supplements. As a result of adverse event reports, we may elect, or be required, to remove a product from a market, either temporarily or permanently.

•
Some food products we market are subject to the Nutrition, Labeling and Education Act, or NLEA, and regulations, which regulate health claims, ingredient labeling and claims characterizing the level of a nutrient in the product.

We have implemented quality control processes to monitor our suppliers and believe we are compliant with the FDA's regulations. If we or our suppliers were to be found not in compliance with FDA regulations, it could have a material adverse effect on our results of operations and financial statements.

Return to Top

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may have to obtain approval, license or certification from the relevant regulators. Product approvals may be conditioned on reformulation of products, or may be unavailable with respect to some products or some ingredients, which may have an adverse effect on our sales. Product labeling and packaging regulations vary from country to country. Failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

The FTC, which regulates the advertising of all of our products, has brought enforcement actions against companies selling dietary supplements and weight loss products for false and misleading advertising, often resulting in consent decrees and monetary payments.  The FTC also reviews testimonials, expert endorsements and product clinical studies. We have not been a target of FTC enforcement action for the advertising of our products but we cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future.

In some countries we are, or regulators may assert that we are, responsible for our consultants’ or promoters’ conduct and may be requested or required to take steps to ensure that our consultants or promoters comply with local regulations regarding: (1) representations about our products; (2) income representations by consultants or promoters; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of products in markets in which the products have not been approved, licensed or certified for sale.  In some markets improper product claims by consultants or promoters could result in our products being reviewed by regulatory authorities and being classified or placed into another category as to which stricter regulations are applicable or we might be required to make labeling changes.

We can predict neither the nature of any future laws, regulations, interpretations or applications, nor what effect additional regulations or administrative orders would have on our business. They could, however, require

•	reformulation of some products not capable of being reformulated;
•	imposition of additional record keeping requirements;
•	expanded documentation of the properties of some products;
•	expanded or different labeling;
•	additional scientific substantiation regarding product ingredients, safety or usefulness; and/or
•	additional consultant or promoter compliance surveillance and enforcement action by us.

Any or all of these requirements could have a material adverse effect on our results of operations and financial condition.

Network Marketing Program

Our network marketing programs are subject to federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. These regulations generally seek to ensure that product sales are made to consumers and that advancement within an organization is based on sales of products rather than investments in the organization or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which consultants or promoters may earn royalty overrides on sales generated by consultants or promoters that were not directly sponsored by the consultant or promoter. We remain subject to the risk, that in one or more markets. our marketing system could be found not to be in compliance with applicable regulations. Failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

The FTC could bring an enforcement action based on practices that are inconsistent with its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides. We have adapted our practices and rules regarding the practices of our consultants or promoters to comply with the revised Guides. However, it is possible that our use, and that of our consultants or promoters, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity will be significantly impacted and therefore might negatively impact our sales.

We also are subject to the risk of challenges to the legality of our network marketing program, alleging, for instance, that it is an illegal “pyramid scheme” in violation of federal and state laws. Adverse judicial determinations with respect to our program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, could negatively impact our business. We monitor and respond to regulatory and legal developments, including those that may affect our network marketing program. However, the regulatory requirements concerning network marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us, could have a material adverse effect on our financial condition and operating results. An adverse determination could:

•	require us to make modifications to our network marketing program,
•	result in negative publicity or
•	have a negative impact on consultant or promoter morale.

Return to Top

Compliance Procedures

We have developed a system to identify specific complaints against consultants or promoters and to remedy any violations of rules by consultants or promoters through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that promoters are prohibited from making therapeutic claims for our products.

To comply with regulations that apply to both us and our consultants or promoters, we research the applicable regulatory framework before entering new markets to identify all necessary licenses and approvals and applicable limitations on our operations in that market and devote substantial resources to obtaining those licenses and approvals and bringing our operations into compliance with applicable limitations. We research laws applicable to consultants or promoter operations and revise or alter our consultant or promoter manuals and other training materials and programs to provide consultants or promoters with guidelines for operating a business and marketing and distributing our products, as required by applicable regulations in each market.

Regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators and new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our network marketing program, so that extensive adverse publicity about us, our products or our network marketing program may result in increased regulatory scrutiny.

We seek to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each market, we cannot be sure that we would be found to be in full compliance with applicable regulations in all of our markets at any given time or the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether, which might have an adverse effect on our business and results of operations either in the short or long-term.

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

Our ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, growth of consumer discretionary spending, our ability to recruit new independent sales consultants and promoters, sourcing of raw materials and demand-driven increases in production and distribution capacity.  Business in all of our segments is driven by consumer preferences.  Accordingly, there can be no assurances that our current or future products will maintain or achieve market acceptance.  Our sales and earnings results can be negatively impacted by the worldwide economic environment, particularly the United States, Canadian and European economies.  There can be no assurances that our financial results will not be materially adversely affected by these factors in the future.

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

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items including demand for our products. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.

The turmoil in the financial markets in recent years could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments and could result in additional impairments to our businesses.

United States and global credit and equity markets have undergone significant disruption in recent years, making it difficult for many businesses to obtain financing on acceptable terms. In addition, in recent years equity markets have experienced rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing, if needed, may increase and it may be more difficult to obtain financing for our businesses. In addition, our borrowing costs can be affected by short and long term debt ratings assigned by independent rating agencies. A decrease in these ratings by the agencies would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. In the

Return to Top

event current market conditions continue we will more than likely be subject to higher interest costs than we are currently incurring and may require our providing security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings in that amount, which may require us to seek other forms of financing, such as term debt, at higher interest rates and with additional expenses.

In addition, we may be subject to future impairments of our assets, including accounts receivable, investments, inventories, property, plant and equipment, goodwill and other intangibles, if the valuation of these assets or businesses declines.

We face diverse risks in our international business, which could adversely affect our operating results.

We are dependent on international sales for a substantial amount of our total revenue. For the eleven months ended December 31, 2011, and fiscal years ended January 31, 2011 and January 31, 2010, revenue from outside the United States was 48%, 51% and 50% of our total revenue, respectively. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•	United States and foreign government trade restrictions, including those which may impose restrictions on imports to or from the United States;

•
foreign government taxes and regulations, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	the laws and policies of the United States, Canada and certain European countries affecting the importation of goods (including duties, quotas and taxes);

•	foreign labor laws, regulations and restrictions;

•	difficulty in staffing and managing international operations and difficulty in maintaining quality control;

•	adverse fluctuations in world currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	political instability, natural disasters, health crises, war or events of terrorism;

•	transportation costs and delays; and

•	the strength of international economies.

We are dependent upon sales by independent consultants and promoters.

A significant portion of our products is marketed and sold via the direct selling method of distribution through independent consultants or promoters to consumers without the use of retail establishments. This distribution system depends upon the successful recruitment, retention and motivation of a large number of independent consultants and promoters to offset frequent turnover. The recruitment and retention of independent consultants and promoters depends on the competitive environment among direct selling companies and on the general labor market, unemployment levels, economic conditions, and demographic and cultural changes in the workforce. The motivation of our consultants and promoters depends, in large part, upon the effectiveness of our compensation and promotional programs, the competitiveness of our programs compared with other direct selling companies and the successful introduction of new products.

Return to Top

Our sales are directly tied to the levels of activity of our consultants and promoters, for many of whom this is a part-time working activity. Activity levels may be affected by the degree to which a market is penetrated by the presence of our consultants and promoters, as well as our competitors’ sales representatives, the margin mix in our product line and the activities and actions of our competitors. The loss of a leading consultant or promoter, together with the associated down line sales organization, or the loss of a significant number of consultants or promoters for any reason, could negatively impact sales of our products, impair our ability to attract new consultants or promoters and harm our financial condition and operating results.

Earnings of independent sales consultants and promoters are subject to taxation, and in some instances, legislation or governmental regulations impose obligations on us to collect or pay taxes, such as value added taxes, and to maintain appropriate records.  In addition, we may be subject to the risk in some jurisdictions of new liabilities being imposed for social security and similar taxes with respect to independent sales consultants and promoters.  In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat independent sales consultants or promoters as employees, or that independent sales consultants and promoters are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors or agents under existing laws and interpretations, we may be held responsible for social charges and related taxes in those jurisdictions, plus related assessments and penalties, which could harm our financial condition and operating results.

Extensive federal, state and local laws regulate our Direct Selling businesses, products and programs.  While we have implemented policies and procedures designed to govern consultant and promoter conduct, it can be difficult to enforce these policies and procedures because of the large number of consultants and promoters and their independent status. Violations by our independent consultants or promoters of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation or lead to the imposition of penalties or claims and could negatively impact our business.

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

In addition, climate change might contribute to severe weather in the locations where fossil fuel based raw materials are produced, such as increased hurricane activity in the Gulf of Mexico, which could disrupt the production, availability or pricing of these raw materials.

We expect not to be disproportionately affected by these measures compared with other companies engaged in the same businesses.

Adverse publicity associated with our products, ingredients or the programs of our Direct Selling entities, or those of similar companies, could harm our financial condition and operating results.

Return to Top

The size of our Direct Selling distribution network and the results of our operations may be significantly affected by the public’s perception of us and similar companies. This perception is dependent upon opinions concerning:

•	the safety, efficiency and quality of our products and ingredients;

•	the safety, efficiency and quality of similar products and ingredients distributed by other companies;

•	our consultants and promoters;

•	our promotional and compensation programs; and

•	the direct selling business in general.

Adverse publicity concerning any actual or purported failure by us or our independent consultants or promoters to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our programs, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our business and could negatively affect our ability to attract, motivate and retain consultants or promoters, which would negatively impact our ability to generate revenue.

In addition, our consultants’, promoters’ and consumers’ perception of the safety, quality and efficiency of our products and ingredients, as well as similar products and ingredients distributed by other companies, could be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims or other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

If we fail to protect our intellectual property, then our ability to compete could be negatively affected, which would harm our financial condition and operating results.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. We own the material trademarks and trade name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Therefore, trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in certain countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks or trade names could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

Our Direct Selling businesses also possess trade secret rights in our consultant or promoter and customer lists and related contact information.  Loss of protection for this intellectual property could harm our ability to recruit and retain consultants, promoters or customers, which could harm our financial condition and operating results.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

We may be subjected to various product liability claims, including claims that relate to the use of candles, chafing fuel and claims that products that are ingested by consumers or applied to their bodies contain contaminants, include inadequate instructions as to their uses, or include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future.

Return to Top

We are dependent upon our key management personnel.

Our success depends in part on the contributions of our key management, including our Chairman and Chief Executive Officer, Robert B. Goergen, Robert H. Barghaus, Vice President and Chief Financial Officer; and Robert B. Goergen, Jr., President, PartyLite Worldwide and President, Direct Selling Group. The loss of any of the key corporate or operating units' management personnel could have a material adverse effect on our operating results.

Our businesses are subject to the risks from increased competition.

Our business is highly competitive both in terms of pricing and new product introductions.  The worldwide markets for decorative and functional products for the home and for nutritional supplements are highly fragmented with numerous suppliers serving one or more of the distribution channels served by us.  ViSalus’s Vi-shape meal replacement product constitutes a significant portion of ViSalus’s sales.  If consumer demand for this product decreases significantly or ViSalus ceases offering this product without a suitable replacement, then our financial condition and operating results would be harmed. In addition, we compete for independent sales consultants and promoters with other direct selling companies.  We may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us.  Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

We depend upon our information technology systems.

We are increasingly dependent on information technology systems to operate our websites, to communicate with our consultants and promoters, process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Previously, we have experienced interruptions resulting from upgrades to certain of our information technology systems that temporarily reduced the effectiveness of our operations. Our information technology systems depend on global communication providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced significant system failures and outages in the past.  Our systems are susceptible to outages due to fire, floods, power loss, telecommunication failures, break-ins and similar events.  Despite the implementation of network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our systems.  The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access our information systems.

The Internet plays a major role in our interaction with customers and independent consultants and promoters.  Risks such as changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy regulations are key concerns related to the Internet. Our failure to respond successfully to these risks and uncertainties could reduce sales, increase costs and damage our relationships.

Management uses information systems to support decision making and to monitor business performance. We may fail to generate accurate financial and operational reports essential for making decisions at various levels of management. Failure to adopt systematic procedures to maintain quality information technology general controls could disrupt our business. In addition, if we do not maintain adequate controls such as reconciliations, segregation of duties and verification to prevent errors or incomplete information, our ability to operate our business could be limited.

The circumvention of our security measures could misappropriate confidential or proprietary information, including that of third parties such as our independent consultants and promoters and our customers, cause interruption in our operations, damage our computers or otherwise damage our reputation and business.  We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties. If this should occur we could incur significant expenses addressing such problems. Since we collect and store consultant, promoter, customer, distributor and vendor information, including in some cases credit card information, these risks are heightened.

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

Our Direct Selling segment is affected by extensive laws and governmental regulations; its failure to comply with those laws and regulations may have a material adverse effect on our financial condition and operating results.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state and local levels, including regulations relating to:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of products;
•	product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by promoters, for which we may be held responsible;
•	promotional and compensation programs; and
•	taxation of our independent consultants and promoters (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records).

There can be no assurance that we or our consultants and promoters are in compliance with all of these regulations, and the failure by us or our consultants or promoters to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

In addition, our promotional and compensation programs are subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States and the equivalent provincial and federal government agencies in Canada. We are subject to the risk that, in one or more markets, our network marketing programs could be found not to be in compliance with applicable law or regulations.  Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules, and thus, even in jurisdictions where we believe that our promotional and compensation programs are in full compliance with applicable laws or regulations, it is subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our promotional and compensation programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

Return to Top

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

Several of our facilities and our suppliers’ facilities are located in areas exposed to the risk of hurricanes or tornadoes.  The effect of global warming on such storms is highly uncertain.  Based on an assessment of the locations of the facilities, the nature and extent of the operations conducted at such facilities, the prior history of such storms in these locations, and the likely future effect of such storms on those operations and on the Company as a whole, we do not currently expect any material adverse effect on the results of operation from such storms in the foreseeable future.

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

Return to Top

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location and approximate square footage of our major manufacturing and distribution facilities:

Location	Use	Business Segment	Approximate Square Feet
			Owned	Leased
Arndell Park, Australia	Distribution	Direct Selling	—	38,000
Batavia, Illinois	Manufacturing and Research & Development	Direct Selling	420,000	—
Carol Stream, Illinois	Distribution	Direct Selling	—	515,000
Cumbria, England	Manufacturing and related distribution	Direct Selling	90,000	—
Heidelberg, Germany	Distribution	Direct Selling	—	6,000
Monterrey, Mexico	Distribution	Direct Selling	—	45,000
Oshkosh, Wisconsin	Distribution	Catalog & Internet	—	386,000
Texarkana, Texas	Manufacturing and related distribution	Wholesale	154,000	62,000
Tilburg, Netherlands	Distribution	Direct Selling	442,500	—

Our executive and administrative offices are generally located in leased space (except for certain offices located in owned space).

Item 3. Legal Proceedings

In August 2008, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002 through 2009. In November 2011, we finalized these audits with the state department of revenue covering the years ended January 31, 2002 through 2009. As a result of the settlement, payment was made and charged against the previously established reserves.  No additional tax liability exists for these audits.

We are involved in litigation arising in the ordinary course of business.  In our opinion, existing litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosure

Not applicable

Return to Top

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH. The following table provides the closing price range for the Common Stock on the New York Stock Exchange:

	High	Low
Year Ended January 31, 2011
First Quarter	$59.03	$26.79
Second Quarter	59.22	32.57
Third Quarter	46.11	36.39
Fourth Quarter	45.71	33.39

Eleven Months Ended December 31, 2011
First Quarter	$47.14	$30.83
Second Quarter	66.82	36.11
Third Quarter	68.34	52.25
Fourth Quarter (2 months)	70.07	54.23

Many of our shares are held in “street name” by brokers and other institutions on behalf of stockholders, and we had approximately 1,500 beneficial holders of Common Stock as of February 29, 2012.

During the eleven months ending December 31, 2011 and the year ending January 31, 2011, the Board of Directors declared cash dividends as follows:

Regular Dividend	December 31, 2011	January 31, 2011
Second Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.10

Special Dividend
Fourth Quarter	$1.50	$1.00

Our ability to pay cash dividends in the future depends upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund acquisitions, meet contractual obligations to acquire the remaining portion of ViSalus that we do not own or retire debt.

Return to Top

The following table sets forth, for the equity compensation plan categories listed below, information as of December 31, 2011:

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights1	(b) Weighted-average exercise price of outstanding options, warrants and rights1	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	35,050	$109.76	795,345
Equity compensation plans not approved by security holders	-	-	-
Total	35,050	$109.76	795,345
1 The information in this column excludes 142,706 restricted stock units outstanding as of December 31, 2011.

The following table sets forth certain information concerning the repurchases of the Company’s Common Stock made by the Company during the two months ended December 31, 2011.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2011 -November 30, 2011	-	-	-	1,147,398
December 1, 2011 -December 31, 2011	-	-	-	1,147,398
Total	-	-	-	1,147,398
__________________________
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of December 31, 2011, we have purchased a total of 3,352,602 shares of Common Stock under the old and new repurchase programs. The repurchase programs do not have expiration dates. We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split executed for the year ended January 31, 2009.

Return to Top

Performance Graph

The performance graph set forth below reflects the yearly change in the cumulative total stockholder return (price appreciation and reinvestment of dividends) on our Common Stock compared to the Standard and Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The graph assumes the investment of $100 in Common Stock and the reinvestment of all dividends paid on such Common Stock into additional shares of Common Stock and such indexes. Since our competitors are typically not public companies or are themselves subsidiaries or divisions of public companies engaged in multiple lines of business, we believe that it is not possible to compare our performance against that of our competition. In the absence of a satisfactory peer group, we believe that it is appropriate to compare us to companies comprising S&P SmallCap 600 Index, the index we are currently tracked in by S&P.

Return to Top

Item 6. Selected Financial Data

Set forth below are selected summary consolidated financial and operating data which have been derived from our audited financial statements.  The information presented below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report. The per share amounts and number of shares outstanding have been retroactively adjusted to give effect to the 1-for-4 reverse stock split of our common stock that we implemented on January 30, 2009.

In December 2011, the Company changed its fiscal year-end from January 31 to December 31. In addition, the Company has eliminated the lag differences in its reporting year-ends of certain of its subsidiaries to align it with its parent and other subsidiaries. The operating results for the fiscal years ended January 31, 2010 and 2011 have been adjusted for the retrospective application of this accounting change as more fully discussed in Note 2, “Change in Accounting Principle” to the consolidated financial statements. The results for the fiscal years ended January 31, 2009 and 2008 have not been adjusted as the impact of these changes were not material.

	11 Months ended December 31,		Years ended January 31,
(In thousands, except per share and percent data)	2011	2010	2011	2010	2009	2008
Statement of Earnings Data: (1)		(Unaudited)	(As adjusted)	(As adjusted)
Net sales	$888,325	$740,862	$796,598	$852,277	$913,531	$955,784
Gross profit	547,212	442,899	473,993	495,572	533,154	556,789
Goodwill and other intangibles impairment	-	-	-	16,498	46,888	49,178
Operating profit (2)	34,223	49,668	49,673	39,049	20,257	50,299
Interest expense	5,705	6,381	7,150	7,719	9,885	15,184
Earnings from continuing operations before income taxes and noncontrolling interest	29,619	44,253	42,278	31,490	4,284	41,323
Earnings (loss) from continuing operations	21,595	27,738	27,570	22,475	(9,213)	21,222
Less: Net loss attributable to noncontrolling interests	(971)	(638)	(464)	(1,292)	115	106
Loss from discontinued operations (3)	(6,340)	(307)	(1,443)	(6,763)	(6,152)	(10,044)
Net earnings (loss) attributable to Blyth, Inc.	16,226	28,069	26,591	17,004	(15,480)	11,072
Basic net earnings (loss) from continuing operations	$2.73	$3.35	$3.31	$2.67	$(1.04)	$2.19
Basic net loss from discontinued operations	$(0.77)	$(0.04)	$(0.17)	$(0.76)	$(0.69)	$(1.04)
Basic net earnings (loss) attributable to Blyth, Inc.	$1.96	$3.31	$3.14	$1.91	$(1.73)	$1.15
Diluted net earnings (loss) from continuing operations	$2.71	$3.33	$3.30	$2.66	$(1.04)	$2.17
Diluted net loss from discontinued operations	$(0.76)	$(0.04)	$(0.17)	$(0.76)	$(0.69)	$(1.03)
Diluted net earnings (loss) attributable to Blyth, Inc.	$1.95	$3.29	$3.13	$1.90	$(1.73)	$1.14
Cash dividends declared, per share	$1.70	$1.20	$1.20	$1.20	$2.16	$2.16
Basic weighted average numberof common shares outstanding	8,274	8,480	8,462	8,912	8,971	9,648
Diluted weighted average numberof common shares outstanding	8,329	8,525	8,508	8,934	8,971	9,732
Operating Data:
Gross profit margin	61.6%	59.8%	59.5%	58.1%	58.4%	58.3%
Operating profit margin	3.9%	6.7%	6.2%	4.6%	2.2%	5.3%
Net capital expenditures	$6,318	$7,909	$8,192	$5,195	$6,043	$8,510
Depreciation and amortization	10,686	10,779	11,863	14,173	15,635	17,994
Balance Sheet Data:
Total assets	$515,294	$507,507	$508,835	$526,357	$574,103	$667,422
Total debt	99,883	110,918	110,845	110,796	145,533	158,526
Total stockholders' equity	153,798	251,358	252,868	254,830	248,498	299,068

(1) Statement of Earnings Data includes the results of operations for periods subsequent to the respective purchase acquisitions of As We Change, acquired in August 2008, and ViSalus, acquired in October 2008, none of which individually or in the aggregate had a material effect on the Company’s results of operations.

(2) Fiscal 2008 earnings include restructuring charges recorded in the Wholesale and Direct Selling segments of $24.0 million and $2.3 million, respectively. Fiscal 2009,  2010 and 2011 earnings include changes in estimated restructuring charges recorded in the Direct Selling segment of $1.7 million, $0.1 million and $0.8 million, respectively.

(3) In 2011, the Company sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 5 to the Consolidated financial statements.  The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.

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

Overview

Blyth designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements and energy drinks. Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, meal replacement shake mixes, vitamins and energy drinks, as well as products for the foodservice trade. Our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Direct Selling segment, the Catalog & Internet segment and the Wholesale segment.  These reportable segments are based on similarities in distribution channels, customers, operating metrics and management oversight.

Our current focus is driving sales growth and profitability of our brands so we may leverage more fully our infrastructure, as well as supporting new infrastructure requirements of certain of our businesses.  New product development continues to be critical to all three segments of our business.  In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants and promoters.  In the Catalog & Internet channel, product, merchandising and circulation strategy are designed to drive strong sales growth in smaller brands and expand the sales and customer base of our flagship brands.  In the Wholesale segment, sales initiatives are targeted to large retailers, food service distributors and hotels.

On December 7, 2011, our Board of Directors approved a change in our fiscal year end from January 31st to December 31st. As a result, we will report our results with an eleven month transition period ended December 31, 2011. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with our and our other subsidiaries fiscal year end.

In 2011, we sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 5 to the consolidated financial statements.  The results of operations for these businesses have been presented as discontinued operations for all periods.

Recent Developments

Subsequent to December 31, 2011, we completed the third phase of our acquisition of ViSalus and increased our ownership to 73.5% for approximately $22.5 million in cash and the issuance of 340,662 unregistered shares of our common stock valued at $14.6 million that may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the common stock was issued at a discount to its trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and will be adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. We expect to pay approximately $5.6 million in April 2012 after final determination of the actual 2011 EBITDA, which would bring the total third phase acquisition cost to approximately $42.7 million.

Return to Top

Business Acquisition

In August 2008, we signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments.

In October 2008, we completed the initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.

In April 2011, we completed the second phase of the acquisition of ViSalus for approximately $2.5 million and increased its ownership to 57.5%. See Recent Developments for further information.

We intend to and may be required to purchase the remaining interest in ViSalus to increase our ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting the original purchase agreement’s 2012 operating target.  We have the option, but are not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of December 31, 2011, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $214 million to be paid in 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require us to obtain additional sources of external financing.

Segments

Within the Direct Selling segment, we design, manufacture or source, market and distribute an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand.  PartyLite also offers gourmet foods under the Two Sisters Gourmet® by PartyLite® brand name. PartyLite brand products are sold in North America, Europe and Australia. We also operate ViSalus Sciences®, which is focused on selling meal replacement shakes, nutritional supplements, snack cookies and energy drinks. Products in this segment are sold through networks of independent sales Consultants and Promoters. ViSalus brand products are sold in North America. The Company has aggregated these two businesses to form the Direct Selling segment based upon similarities in distribution channels, customers, operating metrics and management oversight.

Within the Catalog & Internet segment, we design, source and market a broad range of household convenience items, health and wellness products, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames.  These products are sold directly to the consumer under the As We Change®, Easy Comforts®, Exposures®, Miles Kimball® and Walter Drake® brands.  These products are sold in North America.

Within the Wholesale segment, we design, manufacture or source, market and distribute chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade under the Ambria®, HandyFuel® and Sterno® brands.

The following table sets forth, for the periods indicated, the percentage relationship to Net Sales and the percentage increase or decrease of certain items included in our Consolidated Statements of Earnings:

	Percentage of Net Sales				Percentage Increase (Decrease) from Prior Period
	11 Months ended		Years ended
	12/31/2011	12/31/2010	1/31/2011	1/31/2010	12/31/11 Compared to 12/31/10	1/31/11 Compared to 1/31/10
Net sales	100.0	100.0	100.0	100.0	19.9	(6.5)
Cost of goods sold	38.4	40.2	40.5	41.9	14.5	(9.6)
Gross profit	61.6	59.8	59.5	58.1	23.6	(4.4)
Selling	41.3	39.6	39.7	39.8	25.0	(6.9)
Administrative	16.5	13.5	13.6	11.8	46.6	7.5
Operating profit	3.9	6.7	6.2	4.6	(31.1)	27.2
Earnings from continuing operations	2.5	3.8	3.5	2.8	(21.9)	18.0

For the eleven months ended December 31, 2011 compared to December 31, 2010

As a result of the change in fiscal year from January 31st to December 31st, results below are based on eleven month periods. However, operating results and trends are not significantly different if compared on a full comparable year basis.

Return to Top

Net Sales

Net sales increased $147.4 million, or approximately 20%, to $888.3 million for the eleven months ended December 31, 2011 from $740.9 million for the eleven months ended December 31, 2010 due to increases within the direct selling and wholesale segments.

Net Sales – Direct Selling Segment

Net sales in the Direct Selling segment increased $141.4 million, or 26%, to $690.2 million for the eleven months ended December 31, 2011 from $548.8 million in comparable prior year period. This increase is attributed to ViSalus’s net sales increase of $192.6 million, to $225.4 million from $32.8 million last year. This growth is a result of an increase in promoters to over 59,000 this year from over 8,000 last year, as well as increased demand for its products.

PartyLite’s net sales decreased $50.3 million, to $461.9 million from $512.2 million last year. This decrease was mainly due to PartyLite’s U.S. sales decrease of 22% from the prior year due to a decline in active independent sales consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants. PartyLite’s active independent U.S. sales consultant base declined 11% on a year-over-year basis.

In PartyLite’s European markets, sales decreased 4% in U.S. dollars due to lower sales in Germany, France and the UK. PartyLite’s active independent European sales consultant base decreased 4% on a year-over-year basis. PartyLite Europe represented approximately 61% of PartyLite’s worldwide net sales for the eleven months ended December 31, 2011 compared to 57% in the comparable prior year period.

Net sales in the Direct Selling segment represented approximately 78% of total Blyth net sales for the eleven months ended December 31, 2011 compared to 74% in the comparable prior year period.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $1.3 million, or 1%, to $137.4 million for the eleven months ended December 31, 2011 from $138.7 million for the eleven months ended December 31, 2010. This decline was due to soft sales for the Miles Kimball and Walter Drake general merchandise catalogs partly offset by a sharp increase for the Easy comforts health and wellness catalog.

Net sales in the Catalog & Internet segment accounted for approximately 15% of total Blyth net sales for the eleven months ended December 31, 2011 compared to 19% in the comparable prior year period.

Net Sales – Wholesale Segment

Net sales in the Wholesale segment increased $7.3 million, or 14%, to $60.7 million for the eleven months ended December 31, 2011 from $53.4 million for the eleven months ended December 31, 2010.  The increase in sales is primarily due to Sterno price advances instituted to offset higher commodity costs and freight surcharges.

Net sales in the Wholesale segment represented approximately 7% of total Blyth net sales for both the eleven months ended December 31, 2011 and 2010.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit increased $104.3 million, or 24%, to $547.2 million for the eleven months ended December 31, 2011 from $442.9 million for the eleven months ended December 31, 2010. This growth was due to an increase in ViSalus’s gross profit related to higher sales volume and an increase within Sterno’s gross profit due to selling price increases to cover higher commodity costs and freight surcharges. Partially offsetting these increases was a decrease in gross profit within PartyLite due to lower sales in U.S., Canada and mature markets in Europe, as well as higher promotion and overhead costs. The gross profit margin increased to 61.6% for the eleven months ended December 31, 2011 from 59.8% for the eleven months ended December 31, 2010 principally due to higher sales volume in ViSalus, which carries a higher gross margin than our other businesses.

Return to Top

Blyth’s consolidated selling expense increased $73.4 million, or approximately 25%, to $366.8 million for the eleven months ended December 31, 2011 from $293.4 million for the eleven months ended December 31, 2010.  This increase was primarily due to higher commission expense at ViSalus associated with higher sales, as well as an increase at the Miles Kimball Company reflecting higher circulation costs focused on the health and wellness products. Partially offsetting these increases was a decline at PartyLite principally due to lower sales.  Selling expense as a percentage of net sales increased to 41.3% for the eleven months ended December 31, 2011 from 39.6% for the eleven months ended December 31, 2010.

Blyth’s consolidated administrative expenses increased $46.4 million, or 46%, to $146.2 million for the eleven months ended December 31, 2011 from $99.8 million for the eleven months ended December 31, 2010. This increase is principally due to additional ViSalus equity incentive charges of $25.2 million, additional headcount at ViSalus and higher transaction costs associated with ViSalus’s sales growth. Also contributing to this increase were restructuring charges representing severance for administrative staff at PartyLite and costs associated with the realignment of the North American distribution center. Administrative expenses as a percentage of net sales increased to 16.5% for the eleven months ended December 31, 2011 from 13.5% for the comparable prior year period.

Blyth’s consolidated operating profit decreased $15.5 million to $34.2 million for the eleven months ended December 31, 2011 from $49.7 million for the eleven months ended December 31, 2010.  This decline is mainly attributable to higher equity incentive charges at ViSalus, lower sales within PartyLite, restructuring charges representing severance for the administrative staff at PartyLite and costs associated with the realignment of the PartyLite North American distribution center.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment decreased $18.1 million, to $33.5 million for the eleven months ended December 31, 2011 from $51.6 million for the eleven months ended December 31, 2010. This decline was principally due to a decline at PartyLite resulting from the impace of lower sales, expenses related to severance for administrative staff and realignment costs for the North American distribution center. Partially offsetting this shortfall was higher operating profit at ViSalus due to significantly higher sales partly offset by significantly higher equity incentive charges.

Operating Profit – Catalog & Internet Segment

Operating profit in the Catalog & Internet segment increased to $2.0 million for the eleven months ended December 31, 2011 from $1.2 million for the eleven months ended December 31, 2010. This improvement was primarily due to this year’s improved operating margin within the Miles Kimball Company due to favorable gross margin from price increases and supply chain improvements, partly offset by higher circulation cost focused on health and wellness products.

Operating Profit (Loss) – Wholesale Segment

Operating loss in the Wholesale segment decreased $1.9 million to $1.2 million for the eleven months ended December 31, 2011 from $3.1 million for the eleven months ended December 31, 2010.  Included within this segment are allocated corporate overhead expenses of $3.4 million for both December 31, 2011 and December 31, 2010.  Excluding this segment’s allocated corporate overhead expenses, Operating profit is $2.2 million and $0.3 million for the eleven months ending December 31, 2011 and December 31, 2010, respectively.  The increased profit  is primarily the result of higher sales due to Sterno price increases which offset higher commodity costs and freight surcharges.

Return to Top

Other Expense (Income)

Interest expense decreased $0.7 million, to $5.7 million for the eleven months ended December 31, 2011 from $6.4 million in the comparable prior year period. This decline was due to lower average outstanding debt this year versus last year.

Interest income increased $0.5 million, to $1.3 million for the eleven months ended December 31, 2011 from $0.8 million in the comparable prior year period, mainly due to higher average cash balances this year versus the comparable prior year period as well as higher returns obtained from short-term investments.

Foreign exchange and other losses were $0.2 million for the eleven months ended December 31, 2011 compared to income of $0.1 million for the eleven months ended December 31, 2010.

Income tax expense decreased $8.5 million to $8.0 million for the eleven months ended December 31, 2011 from $16.5 million in the comparable prior year period.  The decrease in income tax expense was due primarily to a reduction in pretax income in the foreign jurisdictions, a $2.3 million tax benefit recorded in the current year as a result of favorable closure of audits previously accrued for, and a tax benefit of $2.3 million recorded as the result of a valuation allowance release related to a federal net operating loss carryforward. The effective tax rate was 27.1% for the eleven months ended December 31, 2011 compared to 37.3% for the comparable prior year period.

Discontinued Operations

The net loss from discontinued operations increased $6.0 million to $6.3 million for the eleven months ended December 31, 2011 from $0.3 million for the eleven months ended December 31, 2010. The net loss for the eleven months ended December 31, 2011 includes $2.5 million related to the loss on sale of discontinued operations as well as operating losses from the business during the period February 1, 2011 through its disposition date.

Net Loss Attributable to Noncontrolling Interests

The Net loss attributable to noncontrolling interests increased $0.4 million to $1.0 million for the eleven months ended December 31, 2011 from $0.6 million in the comparable prior year period.

Net Earnings Attributable to Blyth, Inc.

Net earnings decreased $11.9 million, to $16.2 million for the eleven months ended December 31, 2011 from $28.1 million in the comparable prior year period.  The decrease is primarily attributable to the loss from discontinued operations of $6.3 million and the aforementioned increase in ViSalus’s equity incentive charges.

For the year ended January 31, 2011 compared to January 31, 2010

Consolidated Net Sales

Net sales decreased $55.7 million, or approximately 6.5%, to $796.6 million for the year ended January 31, 2011 from $852.3 million in the comparable prior year period.  The decrease is a result of lower sales in PartyLite’s North American business as well as the impact of weaker European currencies versus the U.S. dollar. This decrease was partially offset by an increase in sales in our Wholesale segment. International sales represented approximately 51% and 50% of total sales for the years ended January 31, 2011 and 2010, respectively. Sales at ViSalus increased $25.4 million or 203% to $37.9 million for the year ended January 31, 2011 from $12.5 million in the comparable prior year period. This growth is a result of a 371% increase in promoters on a year-over-year basis.

Net Sales – Direct Selling Segment

Net sales in the Direct Selling segment decreased $51.2 million, or 8.1%, to $584.8 million for the year ended January 31, 2011 from $636.0 million in the comparable prior year period.

PartyLite’s U.S. sales decreased 25% for the year ended January 31, 2011 compared to the prior year due to the impact of weak consumer discretionary spending and a decline in active independent sales consultants, as well as fewer shows per consultant resulting in less opportunity to promote our products and recruit new consultants. PartyLite’s active independent U.S. sales consultant base declined 17% on a year-over-year basis.

Return to Top

In PartyLite’s European markets, sales decreased 6% in U.S. dollars for the year ended January 31, 2011 compared to the prior year. On a local currency basis, sales decreased approximately 1% principally due to lower sales in Germany, the Nordic region and the United Kingdom partly offset by increased sales in Switzerland and Austria. PartyLite Europe sales decline is partly attributed to the weakened economy within the European Union and poor weather conditions at year end. However, PartyLite’s active independent European sales consultant base increased 4% on a year-over-year basis. PartyLite Europe represented approximately 58% and 54% of PartyLite’s worldwide net sales for the year ended January 31, 2011 and 2010, respectively.

PartyLite Canada reported a 9% decrease in sales for the year ended January 31, 2011 compared to the prior year in U.S. dollars, or a 16% decline on a local currency basis driven primarily by the same factors as PartyLite U.S.  PartyLite Canada’s active independent sales consultant base declined 6% on a year-over-year basis.

Sales at ViSalus increased $25.4 million or 203% to $37.9 million for the year ended January 31, 2011 from $12.5 million in the comparable prior year period. This growth is a result of a 371% increase in promoters on a year-over-year basis.

Net sales in the Direct Selling segment represented approximately 74% of total Blyth net sales for the year ended January 31, 2011 compared to 75% in the comparable prior year period.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $3.1 million, or 2.0%, to $154.2 million for the year ended January 31, 2011 from $157.3 million in the comparable prior year period. This decline was due to planned catalog circulation reductions within Miles Kimball, particularly in the Walter Drake, Exposures and Home Marketplace catalogs in an effort to reduce selling costs while reaching more targeted buyers.

Net sales in the Catalog & Internet segment represented approximately 19% of total Blyth net sales for the year ended January 31, 2011 compared to 18% in the comparable prior year period.

Net Sales – Wholesale Segment

Net sales in the Wholesale segment decreased $1.3 million, or 2.2%, to $57.7 million for the year ended January 31, 2011 from $59.0 million in the comparable prior year period.  This decrease in sales was due to a decline in the food service business which felt the impact of weak demand due to higher customer discounts and incentives.

Net sales in the Wholesale segment represented approximately 7% of total Blyth net sales for the years ended January 31, 2011 and 2010.

Consolidated Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $21.6 million, or 4.4%, to $474.0 million for the year ended January 31, 2011 from $495.6 million in the comparable prior year. The decrease in gross profit is primarily attributable to the 7% decrease in sales and higher commodity costs partly offset by lower operating expenses. The gross profit margin increased to 59.5% in January 31, 2011 from 58.1% in the comparable prior year principally due to the sharp increase in sales for ViSalus, which carries a higher gross margin than our other businesses, lower product costs and price increases at the Miles Kimball Company, partially offset by higher commodity costs across all business units.

Blyth’s consolidated selling expense decreased $23.3 million, or approximately 6.9%, to $316.1 million for the year ended January 31, 2011 from $339.4 million in the comparable prior year.  This decrease in selling expense, which includes commission and promotional expenses, is largely due to its variable nature with sales, which decreased 7% versus the prior year.  Selling expense as a percentage of net sales decreased slightly to 39.7% for the year ended January 31, 2011 from 39.8% in the comparable prior year. This decline is primarily due to efficiencies gained at Miles Kimball resulting from selected circulation reductions offset in part with higher selling expenses at ViSalus resulting from higher sales.

Return to Top

Blyth’s consolidated administrative expenses increased $7.6 million, or 7.6%, to $108.2 million for the year ended January 31, 2011 from $100.6 million in the comparable prior year. The increase in expense is principally due to the additional equity compensation expense of $1.7 million associated with ViSalus’s improved operating performance and higher administrative costs to support ViSalus’s sales growth. In addition, for the year ended January 31, 2010 administrative expenses included a $1.9 million non-recurring gain resulting from the settlement of the Miles Kimball Company pension plan. Administrative expense as a percentage of net sales increased to 13.6% for the year ended January 31, 2011 from 11.8% in the comparable prior year.

For the year ended January 31, 2010, impairment charges of $16.5 million for goodwill and other intangibles were recognized in the Direct Selling segment. ViSalus experienced a substantial decline in revenues and operating margins compared to its forecasts. This shortfall in revenues and profit was primarily attributable to decreased consumer spending due to changes in the business environment and a higher than anticipated attrition rate in its distributor base. As a result, the goodwill and intangibles in the Direct Selling segment were determined to be impaired.

Blyth’s consolidated operating profit increased $10.7 million to $49.7 million for the year ended January 31, 2011 from $39.0 million in the comparable prior year.  The increase is primarily due to the goodwill and other intangibles impairment recorded in January 2010 of $16.5 million, improved operating results within ViSalus and cost savings in cost of goods sold and selling expenses as previously mentioned. This was offset by the impact of a 12% decrease in sales at PartyLite Worldwide and higher administrative expenses as previously noted.

Operating Profit - Direct Selling Segment

Operating profit in the Direct Selling segment increased $8.6 million, to $51.0 million for the year ended January 31, 2011 from $42.4 million in the comparable prior year. This increase is primarily due to the non-recurring $16.5 million goodwill and other intangible impairment related to ViSalus recorded in January 2010 and this year’s improved operating results within ViSalus, partially offset by PartyLite’s lower operating profit resulting from lower sales.

Operating Profit (Loss) – Catalog & Internet Segment

Operating profit in the Catalog & Internet segment improved $6.0 million to $2.2 for the year ended January 31, 2011 from an operating loss of $3.8 million in the comparable prior year. This improvement is primarily due to this year’s improved operating margin within the Miles Kimball Company due to favorable gross margin, lower product costs, price increases and decreased operating expenses as a result of planned catalog circulation reductions. This was partly offset by the recording of a non-recurring gain of $1.9 million on the settlement of the Miles Kimball Company pension plan recorded in the year ended January 31, 2010.

Operating Profit (Loss) – Wholesale Segment

Operating loss in the Wholesale segment increased $4.1 million to $3.6 million for the year ended January 31, 2011 from an operating profit of $0.5 million in the comparable prior year.  Included within this segment are allocated corporate overhead expenses of $3.6 million for both January 31, 2011 and January 31, 2010.  Excluding this segment’s allocated corporate overhead expenses, Operating profit is $0.1 million and $4.1 million for the years ending January 31, 2011 and January 31, 2010, respectively.  This decline was mainly due to lower operating profit at Sterno resulting from lower sales and sharply higher commodity costs.
Other Expense (Income)

Interest expense decreased $0.5 million, to $7.2 million for the year ended January 31, 2011 from $7.7 million in the comparable prior year primarily due to the payment of the matured 7.90% Senior Notes in October 2009 partially offset by higher interest expense at ViSalus.

Interest income decreased $0.2 million, to $0.9 million for the year ended January 31, 2011 from $1.1 million in the comparable prior year, principally due to lower interest rates earned on invested cash during the year ended January 31, 2011.

Return to Top

Foreign exchange and other losses were $1.1 million for the year ended January 31, 2011 compared to $0.9 million in the comparable prior year. The losses recorded in the current and prior year include an impairment on auction rate securities of $1.3 million and $0.9 million respectively. The loss recorded in 2011 of $1.3 million represents the difference between the auction rate security par value of $10.0 million and its liquidated value of $8.7 million. Also included within Foreign exchange and other in 2011 was a $0.6 million loss due to the impairment of an investment held by the Company’s ViSalus subsidiary.

Income tax expense increased $5.7 million to $14.7 million in fiscal 2011 from $9.0 million in fiscal 2010.  The increase in income tax expense was due primarily to a reduction in pretax losses in the United States and a $9.1 million tax benefit recorded in the prior year for the favorable closure of audits previously accrued partially offset by the tax impact of the non-deductible portion of goodwill and other intangible impairments and impairments of investments for which a partial tax benefit was recorded. The effective tax rate was 34.8% in fiscal 2011 compared to 28.6% in fiscal 2010.

The net loss from discontinued operations for the year ended January 31, 2011 was $1.4 million compared to $6.8 million in the comparable prior year period. This increase of $5.4 million is mainly due to a decrease in operating expenses.

The Net loss attributable to noncontrolling interests for the year ended January 31, 2011 was $0.5 million compared to $1.3 million for the comparable prior year period. This improvement is a result of the increase in ViSalus’s operating performance.

The Net earnings attributable to Blyth, Inc. were $26.6 million for the year ended January 31, 2011 compared to $17.0 million in the comparable prior year period. The improvement is primarily attributable to the $16.5 million goodwill and intangibles impairment recorded in the prior year and improved operating results at Miles Kimball and ViSalus, partially offset by lower operating profits at PartyLite and Sterno.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased $2.7 million to $200.6 million at December 31, 2011 from $203.3 million at January 31, 2011. Cash held in foreign locations was approximately $73 million and $80 million as of December 31, 2011 and January 31, 2011, respectively. We had no short term borrowings outstanding as of December 31, 2011 and January 31, 2011 or at anytime during the past year.

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $36.9 million in cash from continuing operations for the eleven months ended December 31, 2011 compared to $39.9 million for the year ended January 31, 2011. Cash from continuing operations reflects our working capital requirements due to inventories, accounts receivable and prepaid expense balances.  Included in earnings for the eleven months ended December 31, 2011 were non-cash charges for depreciation and amortization, and stock-based compensation of $10.7 million and $1.5 million, respectively.

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

Return to Top

Net cash used in investing activities was $0.1 million for the eleven months ended December 31, 2011, compared to $0.3 million for the year ended January 31, 2011. The primary decrease of cash was due to $39.4 million of purchases of short term investments, capital expenditures of $6.3 million, and $2.5 million for the ViSalus investment. This decrease was partially offset by the proceeds from the sale of Midwest-CBK of $31.2 million and the sale of our auction rate securities of $8.7 million.

We have grown in part through acquisitions and, as part of this growth strategy, we expect to continue from time to time in the ordinary course of business to evaluate and pursue acquisition opportunities as appropriate.

Net cash used in financing activities for the eleven months ended December 31, 2011 was $27.6 million compared to $39.7 million for the year ended January 31, 2011. The current year included the reduction of our long-term debt and capital lease obligations by $11.1 million, compared to long-term debt and capital lease payments of $0.7 million in the prior year. For the eleven months ended December 31, 2011, we purchased treasury stock of $2.2 million and paid dividends of $14.0 million compared to $20.6 million and $18.8 million in the prior year, respectively. We will continue to monitor carefully our cash position, and will only make additional repurchases of outstanding debt or treasury shares and pay dividends when we have sufficient cash surpluses available to do so.

A significant portion of our operations is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants and promoters. Management’s key areas of focus have included stabilizing the consultant base within PartyLite through training and promotional incentives, which has had several continuous years of decline in the United States and Canada. While we are making efforts to stabilize and increase the number of active independent sales consultants, it may be difficult to do so in the current economic climate due to reduced consumer discretionary spending. If our U.S. and Canadaian consultant count continues to decline it will have a negative impact on our liquidity and financial results.

We anticipate total capital spending of approximately $18.0 million for fiscal 2012. A major influence on the forecasted expenditures is our investment in the growth of the ViSalus and PartyLite operations as well as investments in information technology systems. Information on debt maturities is presented in Note 12 to the Consolidated Financial Statements.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.

On April 15, 2011, we completed the second phase of our acquisition of ViSalus for $2.5 million increasing our ownership to 57.5%.

Subsequent to December 31, 2011, we completed the third phase of our acquisition of ViSalus and increased our ownership to 73.5% for approximately $22.5 million in cash and the issuance of 340,662 unregistered shares of our common stock valued at $14.6 million that may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the common stock was issued at a discount to its trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and will be adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. We expect to pay approximately $5.6 million in April 2012 after final determination of the actual 2011 EBITDA, which would bring the total third phase acquisition cost to approximately $42.7 million.

We intend to and may be required to purchase the remaining interest in ViSalus to increase our ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting the original purchase agreement’s 2012 operating target.  We have the option, but are not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of December 31, 2011, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $214 million to be paid in 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require us to obtain additional sources of external financing.

Return to Top

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  For the eleven months ended December 31, 2011, the Company repurchased $7.1 million of these notes for $7.3 million, resulting in $92.9 million outstanding. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of December 31, 2011, the Company was in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance was used for general corporate purposes.

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

A portion of our cash and cash equivalents are held by our international subsidiaries in foreign banks, and as such may be subject to foreign taxes, unfavorable exchange rate fluctuations and other factors limiting our ability to repatriate funds to the United States.

In addition, if economic conditions decline, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, deferred tax assets, goodwill and other intangibles, if the valuation of these assets or businesses decline.

As of December 31, 2011, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2012.  As of December 31, 2011, no amount was outstanding under this facility.

As of December 31, 2011, we had $1.8 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of December 31, 2011 and January 31, 2011, Miles Kimball had approximately $6.7 million and $7.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The estimated fair value of our $99.9 million and $110.8 million total long-term debt (including Capital leases) at December 31, 2011 and January 31, 2011 was approximately $102.0 million and $110.1 million, respectively.  The fair value of the liability is determined using the fair value of our notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

Return to Top

The following table summarizes the maturity dates of our contractual obligations as of December 31, 2011:

Payments Due by Period

Contractual Obligations (In thousands)	Total	Less than1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt(1)	$99,621	$579	$94,191	$1,527	$3,324
Capital Leases(2)	262	98	164	-	-
Interest(3)	12,648	6,031	5,473	653	491
Purchase Obligations(4)	23,477	23,298	179	-	-
Operating Leases	38,478	11,742	12,540	8,202	5,994
Purchase Price Redemption Obligation(5)	256,700	42,700	214,000	-	-
Unrecognized Tax Benefits(6)	2,905	-	-	-	-
Total Contractual Obligations	$434,091	$84,448	$326,547	$10,382	$9,809
(1) Long-term debt includes 5.5% Senior Notes due November 1, 2013, and a mortgage note payable maturing June 1, 2020 (See Note 12 to the Consolidated Financial Statements).
(2) Amounts represent future lease payments, excluding interest, due on four capital leases, which end between fiscal 2012 and fiscal 2014 (See Note 14 to the Consolidated Financial Statements).
(3) Interest expense on long-term debt is comprised of $10.1 million relating to Senior Notes, $2.5 million in mortgage interest, and approximately $34 thousand of interest relating to future capital lease obligations.

(4) Purchase obligations consist primarily of open purchase orders for inventory.
(5) Redemption obligation is based upon expected 2012 operating performance. Refer to Note 4.
(6) We are not able to reasonably estimate the timing of the potential future payments on unrecognized tax benefits of $2.9 million. (See Note 15 to the Consolidated Financial Statements).

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program.  We repurchased approximately 35,000 shares for the year ended December 31, 2011. As of December 31, 2011, the cumulative total shares purchased under the new and old program was 3,352,602, at a total cost of approximately $251.6 million. The acquired shares are held as common stock in treasury at cost.

During the eleven months ended December 31, 2011, we paid $14.0 million in dividends, compared to $18.8 million for the year ended January 31, 2011. Our ability to pay cash dividends in the future is dependent upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future, for example, to fund new acquisitions or retire debt. As we normally do, we will review our dividend policy prior to our next dividend payment (historically we have paid dividends in May and November, although we will reconsider the payment dates in light of the change in our fiscal year end), and may adjust the rate of our semi-annual dividend if necessary.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize derivatives for operational purposes (i.e. foreign exchange forward contracts).

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

Return to Top

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

The sales price for our products sold is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product, except for rights to return that we believe are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences. We are not required to repurchase products from our customers, nor do we have any regular practice of doing so. If product sales by our Wholesale segment’s customers should fall significantly below expectations, such customers’ financial condition could be adversely affected, increasing the risk of not collecting receivables and, possibly, resulting in additional bad debt charges.  We do not make any sales under consignment or similar arrangements.

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

Return to Top

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

Goodwill and other indefinite lived intangibles

We had approximately $10.8 million and $10.9 million of goodwill and other indefinite lived intangibles, as of December 31, 2011 and January 31, 2011, respectively.  Goodwill is subject to an assessment for impairment using a two-step fair value-based test and other intangibles are also subject to impairment reviews, which are performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

We perform our annual assessment of impairment as of January 31, or as deemed necessary. For goodwill, the first step is to identify whether a potential impairment exists. This first step compares the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The fair value of the reporting units is derived using a combination of the outcome of the two valuation techniques described above and depends in part on whether the market multiple methodology has sufficient similar transactions occurring in a recent timeframe.  The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense.

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
• other micro/macroeconomic factors.

Return to Top

Goodwill

Direct Selling Segment

In the second quarter of the year ended January 31, 2010, ViSalus revised downward its revenues forecast as a result of lower demand for its product reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its promoter base. These factors together required management to focus its efforts on stabilizing its promoter base and curtailing its international expansion plans. Accordingly, management reduced its current year and long-term forecasts in response to the weakening demand for its products. The impairment analysis performed indicated that the goodwill in ViSalus was fully impaired, as its fair value was less than its carrying value, including goodwill. Accordingly, we recorded a non-cash pre-tax goodwill impairment charge of $13.2 million. The December 31, 2011 impairment assessment of the remaining $2.3 million of the goodwill within the PartyLite reporting unit indicates that it is fully recoverable.

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

There are two main assumptions that are used for the discounted cash flow analysis: first, the discount rate and second the terminal multiple. This discount rate is used to value the gross cash flows expected to be derived from the business to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. For the terminal multiple, we used EBITDA multiplied by a factor for which an independent third party would pay for a similar business in an arm’s length transaction.  In determining this factor we used information that was available for similar transactions executed in the marketplace. The multiple of EBITDA used contemplates, among other things, the expected revenue growth of the business which in turn would require the use of a higher EBITDA multiple if revenue were expected to grow at a higher rate than normal. A change in the discount rate is often used by management to alter or temper the discounted cash flow model if there is a higher degree of risk that the business outlook objectives might not be achieved. These risks are often based upon the business units past performance, competition, confidence in the business unit management, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business.

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

Return to Top

Trade Names and Trademarks

Our trade name and trademark intangible assets relate to our acquisitions of Miles Kimball and Walter Drake (reported in the Catalog & Internet segment) and our acquisition of a controlling interest in ViSalus in October 2008 (reported in the Direct Selling segment). We had approximately $8.5 million and $8.6 million in trade names and trademarks as of December 31, 2011 and January 31, 2011, respectively.

We perform our annual assessment of impairment for indefinite-lived intangible assets as of January 31, or upon the occurrence of a triggering event.  We use the relief from royalty method to estimate the fair value for indefinite-lived intangible assets. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the income approach or discounted cash flow methodology used to determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is equal to the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements using an intellectual property data base. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than “book” or accounting profits.

During the second quarter of the year ended January 31, 2010, we performed impairment assessments due to adverse economic conditions currently experienced due to the continued decrease in consumer spending and a higher than expected promoter attrition rate. We determined that the recorded values of trade names, trademarks and customer relationships within ViSalus, in the Direct Selling segment, were impaired. As a result of these impairment analysis performed, the intangible assets were determined to be impaired, as their fair value was less than their carrying value. Accordingly, we recorded a non-cash pre-tax impairment charge of $3.1 million related to the trade names and trademarks and $0.2 million related to customer relationships.

During the year ended January 31, 2011, the Exposure’s brand in the Miles Kimball business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name in this brand was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.3 million, resulting in carrying value as of January 31, 2011 of $1.4 million.

As of December 31, 2011, we performed our annual impairment analysis on the trade names and trademarks of the Catalog & Internet and ViSalus assets. The three primary assumptions used in the relief from royalty method are the discount rate, the perpetuity growth rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The perpetuity growth rate estimates the businesses sustainable long-term growth rate. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to risk adjust the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units’ past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets.

If the discount rate had increased by 0.5% and royalty rate had decreased by 0.25%, the estimated fair value of the trade names and trademarks within the Catalog & Internet segment would have decreased by $1.8 million to $6.5 million. This decrease would have required us to take an additional impairment charge of $0.9 million to write-down our indefinite lived intangibles to its estimated fair value. Conversely, if the discount rate had decreased by 0.5% and the royalty rate had increased by 0.25%, the estimated fair value of the trade names and trademarks within the Catalog and Internet segment would have increased by $1.9 million, resulting in no impairment charge. There would have been no impact in the recorded value of the ViSalus trade names and trademarks within the Direct Selling segment, if the same changes in discount and royalty rate assumptions had occurred as the value would have exceeded its recorded value by $29.8 million and $48.3 million, respectively.

Return to Top

Equity Incentive Compensation Expense

Our ViSalus subsidiary has recorded equity incentive compensation expense related to certain equity rights of unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company has recorded an expense of $27.1 million and $1.9 million in Administrative and Other expense for the eleven months ended December 31, 2011 and the year ended January 31, 2011, respectively.  Additional expense (or expense reduction) may be recorded in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus’s future operating performance and may change significantly if ViSalus’s sales forecasts and operating profits exceed or fall  short of projections.

Accounting for income taxes

In preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We also must assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or change the allowance in a period, we would include this as an expense within the tax provision in the accompanying Consolidated Statements of Earnings (Loss). Management periodically estimates our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for the tax uncertainties, primarily recorded in long-term liabilities, total $2.9 million and $12.2 million at December 31, 2011 and January 31, 2011, respectively. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings.

Blyth’s historical policy has been to consider its unremitted foreign earnings as not indefinitely invested except for amounts deemed required for working capital and expansion needs and as such provide deferred income tax expense on these undistributed earnings.  The Company periodically reassesses whether the non-US subsidiaries will invest their undistributed earnings indefinitely.

As of December 31, 2011, we determined that $212.5 million of cumulative undistributed foreign earnings were not reinvested indefinitely by our non-U.S. subsidiaries. During the eleven months ended December 31, 2011 and fiscal 2011, we repatriated $70 million and $16 million respectively.  Of the current year change, $8.5 million was recorded as a benefit in the current perid.

In November 2011, the Company settled certain issues with a state department of revenue covering fiscal years 2002 through 2009, as more fully discussed in Note 16.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the year December 31, 2012 but the amount cannot be estimated.

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

Return to Top

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have operations outside of the United States and sell our products worldwide.  Our activities expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by us. We enter into contracts, with the intention of limiting these risks, with only those counterparties that we deem to be creditworthy, and also in order to mitigate our non-performance risk. International sales represented 48% of total sales of the Company for the eleven months ended December 31, 2011.

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of December 31, 2011, we held $15.0 million of short-term bond mutual funds and $2.9 million in preferred stock investments primarily in utility companies, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The net after-tax gain related to the derivative net investment hedges in Accumulated other comprehensive income (“AOCI”) as of December 31, 2011 and January 31, 2011 was $5.6 million.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at December 31, 2011 for cash flow hedges is $0.4 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at January 31, 2011 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of December 31, 2011:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$8,054	$1.40	$609

The foreign exchange contracts outstanding have maturity dates through September 2012.

Return to Top

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc.

We have audited the accompanying consolidated balance sheets of Blyth, Inc. and Subsidiaries (“the Company”) as of December 31, 2011 and January 31, 2011, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the eleven month period ended December 31, 2011 and the years ended January 31, 2011 and 2010. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and January 31, 2011, and the consolidated results of their operations and their cash flows for the eleven month period ended December 31, 2011 and the years ended January 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to eliminate the financial reporting lag for its calendar year reporting subsidiaries to align with the Company’s fiscal year-end.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
March 14, 2012

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2011	January 31, 2011 (As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$200,571	$203,316
Short-term investments	34,742	8,700
Accounts receivable, less allowance for doubtful receivables $490 and $681, respectively	14,289	16,139
Inventories	97,362	91,464
Prepaid assets	17,794	18,830
Deferred income taxes	13,703	4,271
Other current assets	29,043	5,195
Current assets of discontinued operations	-	44,068
Total current assets	407,504	391,983
Property, plant and equipment, at cost:
Land and buildings	87,683	89,540
Leasehold improvements	8,288	8,104
Machinery and equipment	93,253	94,102
Office furniture, data processing equipment and software	51,580	49,681
Construction in progress	2,319	1,727
	243,123	243,154
Less accumulated depreciation	158,607	153,291
	84,516	89,863
Other assets:
Investments	5,414	7,576
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $14,009 and $13,338, respectively	9,971	10,792
Other assets	5,591	6,323
Total other assets	23,274	26,989
Total assets	$515,294	$508,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$677	$1,302
Accounts payable	50,545	46,935
Accrued expenses	75,249	64,008
Income taxes payable	7,255	3,965
Current liabilities of discontinued operations	-	5,157
Total current liabilities	133,726	121,367
Deferred income taxes	4,892	2,043
Long-term debt, less current maturities	99,206	109,543
Other liabilities	36,131	25,117
Commitments and contingencies	-	-
Redeemable noncontrolling interest	87,373	-
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 12,820,742 shares and 12,791,515 shares, respectively	257	256
Additional contributed capital	147,790	146,355
Retained earnings	420,606	511,365
Accumulated other comprehensive income	11,862	19,102
Treasury stock, at cost, 4,602,170 shares and 4,561,014 shares, respectively	(426,717)	(424,210)
Total stockholders' equity	153,798	252,868
Noncontrolling interest	168	(2,103)
Total equity	153,966	250,765
Total liabilities and equity	$515,294	$508,835
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings
	For the eleven months ended	For the years ended
(In thousands, except per share data)	December 31, 2011	January 31,2011	January 31, 2010
		(As adjusted)	(As adjusted)
Net sales	$888,325	$796,598	$852,277
Cost of goods sold	341,113	322,605	356,705
Gross profit	547,212	473,993	495,572
Selling	366,751	316,102	339,382
Administrative and other expense	146,238	108,218	100,643
Goodwill and other intangibles impairment	-	-	16,498
Total operating expense	512,989	424,320	456,523
Operating profit	34,223	49,673	39,049
Other expense (income):
Interest expense	5,705	7,150	7,719
Interest income	(1,301)	(873)	(1,101)
Foreign exchange and other, net	200	1,118	941
Total other expense	4,604	7,395	7,559
Earnings from continuing operations before income taxes and noncontrolling interest	29,619	42,278	31,490
Income tax expense	8,024	14,708	9,015
Earnings from continuing operations	21,595	27,570	22,475
Loss from discontinued operations, net of income tax benefit of $1,804, $258 and $2,903, respectively	(3,882)	(1,443)	(6,763)
Loss on sale of discontinued operations, net of income tax benefit of $1,324	(2,458)	-	-
Net earnings	15,255	26,127	15,712
Less: Net loss attributable to noncontrolling interests	(971)	(464)	(1,292)
Net earnings attributable to Blyth, Inc.	$16,226	$26,591	$17,004
Basic earnings per share:
Net earnings from continuing operations	$2.73	$3.31	$2.67
Net loss from discontinued operations	(0.77)	(0.17)	(0.76)
Net earnings attributable to Blyth, Inc.	$1.96	$3.14	$1.91
Weighted average number of shares outstanding	8,274	8,462	8,912
Diluted earnings per share:
Net earnings from continuing operations	$2.71	$3.30	$2.66
Net loss from discontinued operations	(0.76)	(0.17)	(0.76)
Net earnings attributable to Blyth, Inc.	$1.95	$3.13	$1.90
Weighted average number of shares outstanding	8,329	8,508	8,934
Cash dividend declared per share	$1.70	$1.20	$1.20
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (As adjusted)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest	Comprehensive Income (Loss)
Balance at January 31, 2009	$255	$141,307	$486,549	$19,366	$(398,978)	$-	$248,499	$893	$-
Cumulative effect of changes in accounting principle			918	(10,903)
Balance at January 31, 2009, as adjusted	$255	$141,307	$487,467	$8,463	$(398,978)	$-	$238,514	$893	$-
Net earnings (loss) for the year			17,004			201	17,205	(1,493)	15,712
Distribution to noncontrolling interest						(198)	(198)
Foreign currency translation adjustments (net of tax expense of $1,113)				10,788			10,788		10,788
Net unrealized gain on certain investments (net of tax expense of $315)				438			438		438
Realized loss on sale of available for sale investment (net of tax benefit of $197)				322			322		322
Realized gain on pension plan termination (net of tax expense of $749)				(1,153)			(1,153)		(1,153)
Net unrealized gain on cash flow hedging instruments (net of tax expense of $30)				60			60		60
Comprehensive income									26,167
Comprehensive loss attributable to the noncontrolling interests									(1,292)
Comprehensive income attributable to Blyth, Inc.									$27,459
Stock-based compensation		2,926					2,926
Dividends declared ($1.20 per share)			(10,612)				(10,612)
Reversal of accretion of redeemable noncontrolling interest			893				893	(893)
Treasury stock purchases 1					(4,351)		(4,351)
Balance at January 31, 2010, as adjusted	$255	$144,233	$494,752	$18,918	$(403,329)	$3	$254,832	$(1,493)	$-
Net earnings (loss) for the year			26,591			224	26,815	(688)	$26,127
Distribution to noncontrolling interest						(149)	(149)
Reclass of Redeemable Noncontrolling Interest to Noncontrolling Interest						(2,181)	(2,181)	2,181
Foreign currency translation adjustments (net of tax benefit of $3,830)				(1,284)			(1,284)		(1,284)
Reclassification adjustments for realized and unrealized gain (loss) activity (net of tax expense of $201)				1,271			1,271		1,271
Net unrealized gain on net investment hedging instruments (net of tax expense of $239)				399			399		399
Net unrealized loss on cash flow hedging instruments (net of tax benefit of $109)				(202)			(202)		(202)
Comprehensive income									26,311
Comprehensive loss attributable to the noncontrolling interests									(464)
Comprehensive income attributable to Blyth, Inc.									$26,775
Common stock issued in connection with long-term incentive plan	1	(1)					-
Stock-based compensation		2,123					2,123
Dividends declared ($1.20 per share)			(9,978)				(9,978)
Treasury stock purchases 1					(20,881)		(20,881)
Balance, January 31, 2011, as adjusted	$256	$146,355	$511,365	$19,102	$(424,210)	$(2,103)	$250,765	$-
Net earnings (loss) for the period			16,226			257	16,483	(1,228)	$15,255
Distribution to noncontrolling interest						(167)	(167)
Reclass of Noncontrolling Interest to Redeemable Noncontrolling Interest						2,181	2,181	(2,181)
Foreign currency translation adjustments (net of tax expense of $3,324)				(7,868)			(7,868)		(7,868)
Net unrealized gain on certain investments (net of tax expense of $65)				124			124		124
Net unrealized loss on cash flow hedging instruments (net of tax expense of $271)				504			504		504
Comprehensive income									8,015
Comprehensive loss attributable to the noncontrolling interests									(971)
Comprehensive income attributable to Blyth, Inc.									$8,986
Common stock issued in connection with long-term incentive plan	1	(1)					-
Stock-based compensation		1,436					1,436
Purchase of additional ViSalus interest			(2,160)				(2,160)
Accretion of redeemable noncontrolling interest			(90,782)				(90,782)	90,782
Dividends paid ($1.70 per share)			(14,043)				(14,043)
Treasury stock purchases 1					(2,507)		(2,507)
Balance, December 31, 2011	$257	$147,790	$420,606	$11,862	$(426,717)	$168	$153,966	$87,373
1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
	For the eleven months ended	For the years ended
(In thousands)	December 31, 2011	January 31, 2011	January 31, 2010
Cash flows from operating activities:		(As adjusted)	(As adjusted)
Net earnings attributable to Blyth	$16,226	$26,591	$17,004
Less net loss attributable to noncontrolling interests	(971)	(464)	(1,292)
Loss from discontinued operations, net of tax	3,882	1,443	6,763
Loss on sale of discontinued operations, net of tax	2,458	-	-
Earnings from continuing operations	21,595	27,570	22,475
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,686	11,863	14,173
Goodwill and other intangibles impairment charges	-	-	16,498
(Gain) loss on sale of assets	(863)	(372)	29
Stock-based compensation expense	1,533	2,123	2,695
Deferred income taxes	(10,775)	9,498	5,435
Impairment of assets	-	2,432	376
Equity in (earnings) losses of investee	(14)	587	120
Gain on pension termination	-	-	(1,902)
Changes in operating assets and liabilities:
Accounts receivable	564	1,457	1,886
Inventories	(6,606)	(5,403)	26,706
Prepaid and other	(10,635)	1,994	457
Other long-term assets	641	1,696	898
Accounts payable	4,627	(5,498)	6,626
Accrued expenses	10,862	(843)	(4,329)
Income taxes payable	3,307	(734)	(12,981)
Other liabilities and other	12,012	(6,486)	(4,145)
Net cash provided by operating activities of continuing operations	36,934	39,884	75,017
Net cash provided by (used in) operating activities of discontinued operations	(8,399)	535	7,361
Net cash provided by operating activities	28,535	40,419	82,378
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(6,318)	(8,192)	(5,195)
Purchases of short-term investments	(39,420)	(6,899)	(5,000)
Proceeds from sale of short-term investments	15,228	11,892	-
Proceeds from sale of discontinued operations	31,193	-	-
Purchases of additional ViSalus interest	(2,520)	-	-
Purchases of long-term investments	-	-	(521)
Cash settlement of net investment hedges	-	638	6,563
Proceeds from sales of assets	-	21	3,939
Proceeds from sale of long-term investments	1,728	2,237	6,494
Net cash provided by (used in) investing activities	(109)	(303)	6,280
Cash flows from financing activities:
Purchases of treasury stock	(2,231)	(20,557)	(3,981)
Borrowings on long-term debt	-	440	3,060
Repayments on long-term debt	(11,031)	(535)	(37,774)
Payments on capital lease obligations	(93)	(145)	(196)
Dividends paid	(14,043)	(18,803)	(1,785)
Distributions to noncontrolling interest	(167)	(149)	(198)
Net cash used in financing activities	(27,565)	(39,749)	(40,874)
Effect of exchange rate changes on cash	(3,606)	1,525	9,832
Net increase in cash and cash equivalents	(2,745)	1,892	57,616
Cash and cash equivalents at beginning of period	203,316	201,424	143,808
Cash and cash equivalents at end of period	$200,571	$203,316	$201,424
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,061	$6,156	$8,466
Income taxes	27,227	12,477	12,021
Non-cash transactions:
Capital leases for equipment	132	231	71

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

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Blyth, Inc. and its subsidiaries. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. The Company consolidates entities in which it owns or controls more than 50% of the voting shares and/or investments where the Company has been determined to have control. The portion of the entity not owned by the Company is reflected as the noncontrolling interest within the Equity section of the Consolidated Balance Sheets and in the case of the redeemable noncontrolling interest, within the mezzanine section of the Consolidated Balance Sheets between Long-term liabilities and Equity. All inter-company balances and transactions have been eliminated in consolidation.

Change in fiscal year-end

On December 7, 2011, the Company’s Board of Directors approved a change in Blyth’s fiscal year from January 31st to December 31st. As a result, the Company will report its results with an eleven months transition period ended  December 31, 2011. In addition, the Company has eliminated the lag differences in its reporting year-ends of certain of its subsidiaries to align it with its parent and other subsidiaries fiscal year end. The following tables show the unaudited operating results and the statement of cash flows adjusted for the eleven months ended December 31, 2010.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Eleven months ended December 31, 2010
(In thousands, except per share data)	(Unaudited)
Net sales	$740,862
Cost of goods sold	297,963
Gross profit	442,899
Selling	293,399
Administrative and other	99,832
Total operating expense	393,231
Operating profit	49,668
Other expense (income):
Interest expense	6,381
Interest income	(818)
Foreign exchange and other	(148)
Total other expense	5,415
Earnings from continuing operations before income taxes	44,253
Income tax expense	16,515
Earnings from continuing operations	27,738
Loss from discontinued operations	(307)
Net earnings	27,431
Less: Net loss attributable to noncontrolling interests	(638)
Net earnings attributable to Blyth, Inc.	$28,069

Basic earnings per share:
Basic net earnings from continuing operations	$3.35
Basic net loss from discontinued operations	$(0.04)
Basic net earnings attributable to Blyth, Inc.	$3.31
Weighted average number of shares outstanding	8,480

Diluted earnings per share:
Diluted net earnings from continuing operations	$3.33
Diluted net loss from discontinued operations	$(0.04)
Diluted net earnings attributable to Blyth, Inc.	$3.29
Weighted average number of shares outstanding	8,525

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the eleven months ended December 31, 2010
(Unaudited)
Cash flows from operating activities:
Net earnings attributable to Blyth	$28,069
Less net loss attributable to noncontrolling interests	(638)
Loss from discontinued operations, net of tax	307
Earnings from continuing operations	27,738
Adjustments to reconcile earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,779
Gain on sale of assets	(380)
Stock-based compensation expense	2,285
Deferred income taxes	9,975
Equity in losses of investee	587
Changes in operating assets and liabilities:
Accounts receivable	3,847
Inventories	(4,971)
Prepaid and other	3,781
Other long-term assets	1,928
Accounts payable	(2,557)
Accrued expenses	(3,908)
Income taxes payable	(93)
Other liabilities and other	2,569
Net cash provided by operating activities of continuing operations	51,580
Net cash used in operating activities of discontinued operations	(7,791)
Net cash provided by operating activities	43,789
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(7,909)
Purchases of short-term investments	(6,899)
Proceeds from short-term investments	10,000
Proceeds from sales of assets, net of costs	20
Proceeds from sale of long-term investments	2,237
Net cash used in investing activities	(2,551)
Cash flows from financing activities:
Purchases of treasury stock	(20,557)
Borrowings on long-term debt	440
Repayments on long-term debt	(474)
Payments on capital lease obligations	(128)
Dividends paid	(18,803)
Distributions to noncontrolling interest	(135)
Net cash used in financing activities	(39,657)
Effect of exchange rate changes on cash	(6,871)
Net decrease in cash and cash equivalents	(5,290)
Cash and cash equivalents at beginning of period	201,425
Cash and cash equivalents at end of period	$196,135

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

Return to Top

Credit Concentration

The Company’s credit sales are principally to distributors and mass merchandisers, which purchase the Company’s products for resale. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company makes provisions for estimated credit losses. No single customer accounts for 10% or more of Net Sales.

Foreign Currency Translation

The Company’s international subsidiaries generally use their local currency as their functional currency.  Therefore, all Balance Sheet accounts of international subsidiaries are translated into U.S. dollars at the year-end rates of exchange and Statement of Earnings items are translated using the weighted average exchange rates for the period.  Resulting translation adjustments are included in Accumulated other comprehensive income (loss) (“AOCI”) within the Consolidated Balance Sheets. Transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in a currency other than the local functional currency are included in Foreign exchange and other, net within the Consolidated Statements of Earnings.

Investments

The Company makes investments from time to time in the ordinary course of its business that may include common and preferred equity securities, debt instruments (all maturing within one year), mutual funds, cost investments and long-term investments and/or joint ventures. The Company’s investments are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 320 Investments – debt and equity securities and 325, Investments - other. The Company reviews investments for impairment using both quantitative and qualitative factors. Unrealized gains and losses on available-for-sale investment securities that are considered temporary and are not the result of a credit loss are included in AOCI, net of applicable taxes, while realized gains and losses are reported in earnings.

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

The Company has designated forward exchange contracts on forecasted intercompany purchases and purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts are recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI upon sale of the asset assigned and is realized in the Consolidated Statements of Earnings.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of no longer occurring, the resultant gain or loss on the hedge is recognized into earnings immediately.

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

Return to Top

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

The Company holds its cash investments with high credit quality financial institutions. Cash balances in the Company’s U.S. concentration accounts are fully insured by the Federal Deposit Insurance Corporation with no limit per bank. The Company has $2.1 million of restricted cash, reported in Investments, in certificates of deposits, of which $1.8 million is used as collateral to standby letters of credit. This cash will be restricted until the standby letters of credit are relieved by the beneficiaries.
Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  The Company records provisions for obsolete, excess and unmarketable inventory in Cost of goods sold.

Shipping and Handling

The Company classifies shipping and handling fees billed to customers as Revenue, and shipping and handling costs as Cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation expense for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010 was $10.0 million, $10.8 million and $12.8 million, respectively.  The amortization of assets obtained through capital leases is also recorded as a component of depreciation expense. Depreciation is provided for principally by use of the straight-line method for financial reporting purposes.  Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  The Company records gains and losses from the sale of property, plant and equipment in operating profit.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of foreign currency cumulative translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, the net gains and losses on cash flow hedging instruments and net investment hedges and a realized gain on a Pension Plan termination.  The Company reports, by major components and as a single total, the change in comprehensive income (loss) during the period as part of the Consolidated Statements of Stockholders’ Equity.

The following table presents the components of the Company’s cumulative AOCI, net of deferred tax liabilities of $12.3 million and $6.1 million as of  December and January 31, 2011, respectively.

(In thousands)	Foreign currency translation adjustments	Unrealized gain on certain investments	Net gain (loss) on cash flow hedges	Net gain on net investment hedges	Accumulated other comprehensive income
Balance at January 31, 2011	$13,102	$534	$(130)	$5,596	$19,102
Balance at December 31, 2011	$5,234	$658	$374	$5,596	$11,862

Return to Top

Income Taxes

Income tax expense is based on taxable income, statutory tax rates and the impact of non-deductible items. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.  The Company periodically estimates whether its tax benefits are more likely than not sustainable on audit, based on the technical merits of the position.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the Company’s tax expense may increase or decrease in any period.

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

The Company has determined that a portion of its undistributed foreign earnings are not reinvested indefinitely by its non-U.S. subsidiaries, and accordingly, recorded a deferred income tax expense related to these undistributed earnings. The Company periodically reassesses whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely.

Revenue Recognition

Revenues consist of sales to customers, net of returns and allowances.  The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer.  The Company presents revenues net of any taxes collected from customers and remitted to governmental authorities.

The Company records estimated reductions to revenue for customer programs, which may include special pricing agreements for specific customers, volume incentives and other promotions.  The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  In some instances, the Company receives payment in advance of product delivery.  Such advance payments occur primarily in the direct selling and direct marketing channels and are recorded as deferred revenue.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded to revenue. Gift card sales are also included in deferred revenue. Upon redemption or when redemption is remote, the related deferred revenue is recorded to revenue. The Company considers applicable escheat laws and historical redemption data when realizing gift card revenue.

The Company has established an allowance for doubtful accounts for its trade and note receivables.  The allowance is determined based on the Company’s evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment. The sales price for the Company’s products sold is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product, except for rights to return that the Company believes are typical of the industry for such reasons as damaged goods, shipping errors or similar occurrences. The Company is not required to repurchase products from its customers and does not have regular practice of doing so. The Company does not make any sales under consignment or similar arrangements.

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

Return to Top

Employee Stock Compensation

The Company has share-based compensation plans as described in Note 17 to the Consolidated Financial Statements.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) the Company measures and records compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock and restricted stock units.  The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.

Cost of Goods Sold and Operating Expenses

Cost of goods sold includes the cost of raw materials and their procurement costs, inbound and outbound freight, and the direct and indirect costs associated with the personnel, resources and property plant and equipment related to the manufacturing, warehousing, inventory management and order fulfillment functions. Selling expenses include commissions paid to consultants and promoters, customer service costs, the costs associated with trade shows and showrooms, catalog costs including printing and shipping, the salaries and benefits related to personnel within the marketing and selling functions, costs associated with promotional offers to independent consultants and promoters, and other selling and marketing expenses. Administrative and other expenses includes salaries and related benefits associated with various administrative departments, including human resources, legal, information technology, finance and executive, as well as professional fees and administrative facility costs associated with leased buildings, office equipment and supplies.

Promotional Offers to Independent Consultants and Promoters

The Company’s Direct Selling sales are generated by its independent consultants and promoters, who strive to maximize the interrelated objectives of selling product, scheduling (or booking) parties or events and recruiting new consultants and promoters.  In order to encourage its consultants and promoters to accomplish these goals, the Company makes monthly promotional offers including free or discounted products to consultants, promoters and customers, as well as annual incentive trips and the payment of bonuses to consultants and promoters.

Promotions, including free or discounted products, are designed to increase revenues by providing incentives for customers and guests attending shows whose purchases exceed a certain level. Promotional offers for free products are recorded as a charge to Cost of goods sold when incurred, and promotional offers for discounted products are recorded as a reduction of revenue when incurred with the full cost of the product being charged to Cost of goods sold.  Sales bonuses are awarded based on achieving certain ranks within the compensation plan. These bonuses are paid monthly and are charged to selling expenses when earned.

Annual incentive trips and bonuses are awarded to consultants and promoters who recruit new consultants or promoters or achieve certain sales levels. Estimated costs related to these promotional offers are recorded as compensation within Selling expense as they are earned. For the eleven month period ended December 31, 2011 and the years ended January 31, 2011 and 2010, related promotional expenses were recorded of $23.5 million, $10.3 million and $8.6 million, respectively.

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefit. For the eleven month period ended December 31, 2011 and the years ended January 31, 2011 and 2010, advertising expenses were recorded of $64.6 million, $67.3 million and $68.2 million, respectively. As of December 31, 2011 and January 31, 2011, prepaid advertising expenses totaled $9.0 million and $6.9 million, respectively.

Return to Top

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

Note 2. Change in Accounting Principle

Historically, the Company consolidated the financial statements of the PartyLite European, Mexican and Australian operations and the ViSalus Sciences operating results using a calendar year-end basis, thereby reporting the results of these entities on a one month lag. Effective November 1, 2011, the Company has eliminated this one month lag to conform to the Company’s fiscal year-end. This change is preferable as it (1) aligns the fiscal year-ends of the Company’s PartyLite’s international operations and the ViSalus Sciences business with the parent and other subsidiaries, except for certain subsidiaries that operate on a 52 or 53 week fiscal year end and (2) results in contemporaneous reporting of these entities’ operating results. Section 810-10-45-13 of the Accounting Standards Codification (codification) requires the elimination of a reporting lag between a parent and subsidiary to be reported as a change in accounting principle. Topic 250 of the codification requires this change to be applied retrospectively to all periods presented and as such the Company’s reported results for the years ended January 31, 2011 and 2010 have been adjusted for this retrospective application.  The following tables present the effect of this change in accounting principle on the statement of financial position as of January 31, 2011 and on the operating results and statements of cash flow as of and for the years ended January 31, 2011 and 2010.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2011
(In thousands, except share and per share data)	As reported	As adjusted	Difference
ASSETS
Current assets:
Cash and cash equivalents	205,748	203,316	(2,432)
Short-term investments	8,700	8,700	0
Accounts receivable, less allowance for doubtful receivables	9,670	16,139	6,469
Inventories	91,039	91,464	425
Prepaid assets	15,878	18,830	2,952
Deferred income taxes	2,096	4,271	2,175
Other current assets	5,057	5,195	138
Current assets held for sale	44,068	44,068	0
Total current assets	382,256	391,983	9,727
Property, plant and equipment, Net	89,310	89,863	553
Other assets:			-
Investments	7,576	7,576	(0)
Goodwill	2,298	2,298	(0)
Other intangible assets, net of accumulated amortization	10,792	10,792	0
Other assets	9,534	6,323	(3,211)
Total other assets	30,200	26,989	(3,211)
Total assets	$501,766	$508,835	$7,069
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	1,321	1,302	(19)
Accounts payable	48,893	46,935	(1,958)
Accrued expenses	58,944	64,008	5,064
Income taxes payable	3,581	3,965	384
Current liabilities held for sale	5,157	5,157	0
Total current liabilities	117,896	121,367	3,471
Deferred income taxes	2,049	2,043	(6)
Long-term debt, less current maturities	109,555	109,543	(12)
Other liabilities	25,195	25,117	(78)
Stockholders' equity:
Common stock - authorized 50,000,000 shares of $0.02 par value;	256	256	(0)
Additional contributed capital	146,355	146,355	(0)
Retained earnings	510,102	511,365	1,263
Accumulated other comprehensive income	16,952	19,102	2,150
Treasury stock, at cost	(424,210)	(424,210)	(0)
Total stockholders' equity	249,455	252,868	3,413
Noncontrolling interest	(2,384)	(2,103)	281
Total equity	247,071	250,765	3,694
Total liabilities and equity	$501,766	$508,835	$7,069

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
	January 31, 2011
(In thousands, except per share data)	As reported	As adjusted	Difference
Net sales	790,667	796,598	5,931
Cost of goods sold	321,385	322,605	1,220
Gross profit	469,282	473,993	4,711
Selling	313,386	316,102	2,716
Administrative and other	107,552	108,218	666
Total operating expense	420,938	424,320	3,382
Operating profit	48,344	49,673	1,329
Other expense (income):			-
Interest expense	7,106	7,150	44
Interest income	(869)	(873)	(4)
Foreign exchange and other	1,999	1,118	(881)
Total other expense	8,236	7,395	(841)
Earnings from continuing operations before income taxes	40,108	42,278	2,170
Income tax expense	13,877	14,708	831
Earnings from continuing operations	$26,231	$27,570	$1,339
Basic earnings per share:
Net Earnings from continuing operations per Blyth, Inc. common share	$3.19	$3.31
Weighted average number of shares outstanding	8,462	8,462
Diluted earnings per share:
Net Earnings from continuing operations per Blyth, Inc. common share	$3.17	$3.30
Weighted average number of shares outstanding	8,508	8,508

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
	January 31, 2010
(In thousands, except per share data)	As reported	As adjusted	Difference
Net sales	851,485	852,277	792
Cost of goods sold	355,181	356,705	1,524
Gross profit	496,304	495,572	(732)
Selling	339,139	339,382	243
Administrative and other	100,246	100,643	397
Goodwill and other intangibles impairment	16,498	16,498	(0)
Total operating expense	455,883	456,523	640
Operating profit	40,421	39,049	(1,372)
Other expense (income):			-
Interest expense	7,696	7,719	23
Interest income	(1,135)	(1,101)	34
Foreign exchange and other	1,563	941	(622)
Total other expense	8,124	7,559	(565)
Earnings from continuing operations before income taxes	32,297	31,490	(807)
Income tax expense	9,109	9,015	(94)
Earnings from continuing operations	$23,188	$22,475	$(713)
Basic earnings per share:
Net Earnings from continuing operations per Blyth, Inc. common share	$2.74	$2.67
Weighted average number of shares outstanding	8,912	8,912
Diluted earnings per share:
Net Earnings from continuing operations per Blyth, Inc. common share	$2.74	$2.66
Weighted average number of shares outstanding	8,934	8,934

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended January 31, 2011
(In thousands)	As reported	As adjusted	Difference
Cash flows from operating activities:
Net earnings	$25,556	$26,591	$1,035
Less net loss attributable to noncontrolling interests	(768)	(464)	304
Earnings from discontinued operations, net of tax	1,443	1,443	-
Earnings from continuing operations	26,231	27,570	1,339
Adjustments to reconcile earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,875	11,863	(12)
Gain on sale of assets	(372)	(372)	-
Stock-based compensation expense	2,123	2,123	-
Deferred income taxes	8,827	9,498	671
Impairment of assets	2,432	2,432	-
Equity in (earnings) losses of investee	587	587	-
Changes in operating assets and liabilities:
Accounts receivable	613	1,457	844
Inventories	(7,339)	(5,403)	1,936
Prepaid and other	2,036	1,994	(42)
Other long-term assets	1,676	1,696	20
Accounts payable	(3,577)	(5,498)	(1,921)
Accrued expenses	1,027	(843)	(1,870)
Income taxes payable	(1,049)	(734)	315
Other liabilities and other	(6,315)	(6,486)	(171)
Net cash provided by operating activities of continuing operations	38,775	39,884	1,109
Net cash provided by operating activities of discontinued operations	535	535	-
Net cash provided by operating activities	39,310	40,419	1,109
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(8,218)	(8,192)	26
Purchases of short-term investments	(6,899)	(6,899)	-
Proceeds from short-term investments	11,892	11,892	-
Proceeds from sales of assets, net of costs	21	21	-
Proceeds from sale of long-term investments	2,237	2,237	-
Cash settlement of net investment hedges	638	638	-
Net cash used in investing activities	(329)	(303)	26
Cash flows from financing activities:
Purchases of treasury stock	(20,557)	(20,557)	-
Borrowings on long-term debt	840	440	(400)
Repayments on long-term debt	(535)	(535)	-
Payments on capital lease obligations	(113)	(145)	(32)
Dividends paid	(18,803)	(18,803)	-
Distributions to noncontrolling interest	(149)	(149)	-
Net cash used in financing activities	(39,317)	(39,749)	(432)
Effect of exchange rate changes on cash	(1,346)	1,525	2,871
Net decrease in cash and cash equivalents	(1,682)	1,892	3,574
Cash and cash equivalents at beginning of period	207,430	201,424	(6,006)
Cash and cash equivalents at end of period	$205,748	$203,316	(2,432)

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended January 31, 2010
(In thousands)	As reported	As adjusted	Difference
Cash flows from operating activities:
Net earnings	$17,694	$17,004	$(690)
Less net loss attributable to noncontrolling interests	(1,269)	(1,292)	(23)
Earnings from discontinued operations, net of tax	6,763	6,763	-
Earnings from continuing operations	23,188	22,475	(713)
Adjustments to reconcile earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	14,217	14,173	(44)
Goodwill and other intangibles impairment charges	16,498	16,498	-
Gain on sale of assets	29	29	-
Stock-based compensation expense	2,695	2,695	-
Deferred income taxes	6,630	5,435	(1,195)
Impairment of assets	376	376	-
Equity in (earnings) losses of investee	120	120	-
Gain on pension plan termination	(1,902)	(1,902)	-
Changes in operating assets and liabilities:
Accounts receivable	7,574	1,886	(5,688)
Inventories	27,493	26,706	(787)
Prepaid and other	(172)	457	629
Other long-term assets	919	898	(21)
Accounts payable	9,678	6,626	(3,052)
Accrued expenses	(4,763)	(4,329)	434
Income taxes payable	(12,574)	(12,981)	(407)
Other liabilities and other	(4,072)	(4,145)	(73)
Net cash provided by operating activities of continuing operations	85,934	75,017	(10,917)
Net cash provided by operating activities of discontinued operations	7,361	7,361	-
Net cash provided by operating activities	93,295	82,378	(10,917)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(5,384)	(5,195)	189
Purchases of short-term investments	(5,000)	(5,000)	-
Proceeds from sales of assets, net of costs	3,939	3,939	-
Purchases of long-term investments	(521)	(521)	-
Proceeds from sale of long-term investments	6,494	6,494	-
Cash settlement of net investment hedges	6,563	6,563	-
Net cash provided by investing activities	6,091	6,280	189
Cash flows from financing activities:
Purchases of treasury stock	(3,981)	(3,981)	-
Borrowings on long-term debt	2,660	3,060	400
Repayments on long-term debt	(37,774)	(37,774)	-
Payments on capital lease obligations	(187)	(196)	(9)
Dividends paid	(1,785)	(1,785)	-
Distributions to noncontrolling interest	(198)	(198)	-
Net cash used in financing activities	(41,265)	(40,874)	391
Effect of exchange rate changes on cash	2,773	9,832	7,059
Net increase in cash and cash equivalents	60,894	57,616	(3,278)
Cash and cash equivalents at beginning of period	146,536	143,808	(2,728)
Cash and cash equivalents at end of period	$207,430	$201,424	(6,006)

The above tables reflect the presentation of Midwest-CBK and Boca Java as discontinued operations, and as such, have been restated for prior year reporting (see Note 5 to the Consolidated Financial Statements for additional information).

Had the Company not made this change in accounting principle both earnings from continuing operations and net income and both basic and diluted earnings per share for the eleven months ended December 31, 2011 would have decreased by $2.4 million and $.29/share, respectively. The cumulative effect of the change in accounting principle on retained earnings as of February 1, 2009 is $0.9 million.

Return to Top

Note 3. New Accounting Pronouncements

The following is a list of accounting standard that could have a significant impact on future financial statements or disclosures upon adoption:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU No. 2011-04 commencing in 2012. The adoption of ASU No. 2011-04 is not expected to have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, is effective for us on January 1, 2012. The adoption of this guidance will not impact our accounting for comprehensive income, but will affect our presentation of components of comprehensive income and is not expected to have an impact on the Company’s consolidated financial statements.

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

On December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for financial derivative instruments.

Return to Top

Note 4. Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments.

In October 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million.

In April 2011, the Company completed the second phase of its acquisition of ViSalus for approximately $2.5 million increasing its ownership to 57.5%.

Subsequent to December 31, 2011, the Company completed the third phase of its acquisition of ViSalus and increased its ownership to 73.5% for approximately $22.5 million in cash and the issuance of 340,662 unregistered shares of the Company’s common stock valued at $14.6 million that may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the common stock was issued at a discount to its trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and will be adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. The Company expects to pay approximately $5.6 million in April 2012 after final determination of the actual 2011 EBITDA, which would bring the total third phase acquisition cost to approximately $42.7 million.

The Company intends to and may be required to purchase the remaining interest in ViSalus to increase ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting its original purchase agreement’s 2012 operating target.  The Company has the option, but is not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of December 31, 2011, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $214 million to be paid in 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require the Company to obtain additional sources of external financing.

The Company accounted for the acquisition of ViSalus as a business combination under SFAS No. 141 “Business Combinations,” since the Company obtained control of ViSalus prior to the effective date of ASC 805. The Company analyzed the criteria for consolidation in accordance with ASC 810, and determined it had control since ViSalus was majority owned collectively by Blyth and Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), a related party (see Note 14 to the Consolidated Financial Statements for additional information).  Moreover, the Company took into account the then composition of ViSalus’s three-member Board of Managers, one of whom was an executive officer of the Company, one of whom was a principal of RAM and one of whom was a founder and executive officer of ViSalus. Additionally, the Company and RAM together control ViSalus’s compensation committee and control the compensation of the ViSalus executive officer who serves on ViSalus’s Board of Managers. Consequently, all of the members of ViSalus’s Board of Managers may be deemed to operate under the Company’s influence.

The Company has also taken into account ViSalus’s governing documents, which afford the Company significant rights with respect to major corporate actions and the right to force the other owners of ViSalus’s equity to sell in certain circumstances.  Finally, the Company considered the mechanisms that are in place to permit it to purchase the remaining noncontrolling interest in ViSalus.

Return to Top

As discussed above, the Company may be required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets its 2012 calendar year operating targets. As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company has begun recognizing these noncontrolling interest obligations outside of permanent equity and has accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed.  The accretion of the redemption value has been recognized as a charge to retained earnings and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential could result in future adjustments in the Company’s earnings per share (“EPS”) should the redemption value exceed fair value. The carrying amount of the redeemable noncontrolling interests was $87.4 million as of December 31, 2011 and has been reflected as Redeemable noncontrolling interest in the Consolidated Balance Sheet. As of December 31, 2011, the estimated redemption value did not exceed fair value and no adjustment was recorded.

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 16 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus, include its three founders (each of whom currently own approximately 6.4% of ViSalus for a total of 19.2%) (“the founders”), RAM which currently owns 4.1%, and a small group of employees and others who collectively own approximately 3.2% of ViSalus. Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each). Blyth’s second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  Blyth’s third investment in ViSalus, made subsequent to year-end, of $22.5 million in cash and the issuance of 340,662 unregistered shares of common stock was paid to RAM ($9.9 million in cash), the three founders (a total of $7.6 million in cash and the issuance of a total of 340,662 unregistered shares) and others ($5.0 million in cash, in the aggregate). Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 35.2% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

ViSalus has recorded equity incentive compensation expense related to certain equity rights and unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company has recorded an expense of $27.1 million and $1.9 million in Administrative and Other expense for the eleven months ended December 31, 2011 and the year ended January 31, 2011, respectively.  Additional expense (or expense reduction) may be recorded in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus’s future operating performance and may change significantly if ViSalus’s sales forecasts and operating profits exceed or fall  short of projections.

Note 5. Discontinued Operations

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for approximately $36.9 million and incurred a loss of approximately $2.5 million, net of tax benefits. The agreement provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million included within Other current assets secured by fixed assets sold at the time of the transaction. The Company also received an advance payment of interest on the promissory note of $0.5 million at the time of closing. For the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010, revenues for Midwest-CBK were $17.3 million, $104.6 million and $97.8 million, respectively and loss before income taxes were $5.1 million, income of $0.8 million and loss of $9.3 million, respectively.

On February 11, 2011, the Company assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. The proceeds from the sale of the assets were used to discharge the claims of the creditors. In the fourth quarter of the year ended January 31, 2011, the Company assessed the recoverability of these assets and recorded a $1.1 million impairment charge. This charge was primarily to write down its fixed assets, inventories on hand and other assets, net of any expected recoveries and was recorded to Cost of goods sold and Administrative expenses in the Consolidated Statement of Earnings (Loss) within the Catalog and Internet Segment. Revenue and losses before income taxes for Boca Java are not significant.

Return to Top

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010. The following table provides the detail of the assets and liabilities of discontinued operations as of January 31, 2011:
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

The Company’s investments as of December 31, 2011 consisted of a number of financial securities including an equity investment in preferred stocks, certificates of deposit, shares in mutual funds invested in short term bonds, a pre-refunded and municipal bonds, and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	December 31, 2011			January 31, 2011
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Pre-refunded and municipal bonds	$19,781	$19,781	$-	$-	$-	$-
Short-term bond mutual funds	15,000	14,961	(39)	-	-	-
Auction rate securities	-	-	-	10,000	8,700	-
Preferred stocks	2,172	2,928	756	4,620	5,118	498
Certificates of deposit	2,086	2,086	-	2,065	2,065	-
Other investment	400	400	-	393	393	-
Total investments	$39,439	$40,156	$717	$17,078	$16,276	$498
1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset.
The basis for the preferred stock is their fair value as of February 1, 2009, the date that they were reclassified from trading to available for sale.

As of December 31, 2011, the Company held $19.8 million of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are recorded at fair value which approximates cost and interest earned on these is realized in Interest income in the Consolidated Statements of Earnings.

As of December 31, 2011, the Company held $15.0 million of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized losses on these investments that are considered temporary are recorded in AOCI.   These securities are valued based on quoted prices in active markets.

As of December and January 31, 2011, the Company held $2.9 million and $5.1 million of preferred stock investments, respectively, which are classified as available for sale securities. These securities are valued based on quoted prices in inactive markets. The Company recorded an unrealized gain net of tax of $0.5 million and $0.3 million, as of December and January 31, 2011, respectively, in AOCI.

Return to Top

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $2.1 million as of December and January 31, 2011. These investments are recorded at fair value which approximates cost and interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings.

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. This investment was previously accounted for under the equity method of accounting and was adjusted by the Company's proportionate share of investee's earnings or loss. As of December 31, 2011, the Company accounts for this investment on a cost basis under ASC 325 as a result of changes in its ownership structure. This investment involves related parties as discussed in Note 16.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of December and January 31, 2011, the fair value of these securities was $0.8 million and $1.0 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings for the eleven months ended December 31, 2011 and the year ended January 31, 2011. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings are calculated using the specific identification method.

(In thousands)	Eleven months ended December 31, 2011	Year ended January 31, 2011
Net proceeds	$16,956	$14,129
Realized gains (losses)	$896	$(894)

Note 7. Inventories

The major components of Inventories are as follows:

(In thousands)	December 31, 2011	January 31, 2011
Raw materials	$6,976	$8,642
Finished goods	90,386	82,822
Total	$97,362	$91,464

As of December 31, 2011 and January 31, 2011, the inventory valuation adjustments totaled $14.7 million and $13.9 million, respectively. The Company recorded provisions for obsolete, excess and unmarketable inventory to Cost of goods sold in the Consolidated Statements of Earnings for the eleven months ended December 31, 2011, and the years ended January 31, 2011 and 2010 of $4.6 million, $9.0 million and $5.1 million, respectively.

Note 8. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of December 31, 2011, there were no outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of December and January 31, 2011 was $5.6 million.

Return to Top

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at December 31, 2011 for cash flow hedges is $0.4 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at January 31, 2011 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through September 2012.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	December 31, 2011	January 31, 2011
Derivatives designated as hedging instruments	Prepaid Assets	Prepaid Assets	Accrued Expenses
Foreign exchange forward contracts in an asset position	$680	$19	$83
Foreign exchange forward contracts in a liability position	(6)	(18)	(380)
Net derivatives at fair value	$674	$1	$(297)

Gain and loss activity related to the Company’s cash flow hedges are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	December 31, 2011	January 31, 2011		December 31, 2011	January 31, 2011
Foreign exchange forward contracts	$775	$(310)	Cost of goods sold	$(996)	$(98)

For the year ended January 31, 2011, the Company recorded a gain of $0.4 million to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

For the years ended December 31, 2011 and January 31, 2011, the Company recorded a gain of $0.3 and a loss of $0.7 million, respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Return to Top

Note 9. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite- lived intangibles might be impaired.

In the second quarter of the year ended January 31, 2010, the ViSalus business, within the Direct Selling segment, revised downward its revenues forecast for the current fiscal year as a result of lower demand for its product reflecting lower consumer spending attributed to the domestic economic recession and a higher than anticipated attrition rate in its promoter base. These factors together required management to focus its efforts on stabilizing its promoter base and curtailing its international expansion plans. Accordingly, management reduced its short-term and long-term forecasts in response to the weakening demand for its products. The impairment analysis performed indicated that the goodwill in ViSalus was fully impaired, as its fair value was less than its carrying value, including goodwill. Accordingly, the Company recorded a non-cash pre-tax goodwill impairment charge of $13.2 million, during the second quarter of the year ended January 31, 2010.

The gross value of goodwill was $15.5 million in the Direct Selling segment. As of December and January 31, 2011, the carrying amount of the Company’s goodwill within the Direct Selling segment was $2.3 million.

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog and Internet segment; and other intangible assets of ViSalus, which is reported in the Direct Selling segment.

In connection with the ViSalus goodwill impairment analysis performed for the second quarter of the year ended January 31, 2010, the Company also analyzed and recorded additional impairment charges totaling $3.1 million, for certain of the Company’s trade names. This impairment was the result of a downward revision of its revenue forecast, lower consumer spending and higher than anticipated attrition rate in its distributor base.

During the year ended January 31, 2011, the Exposures brand under the Miles Kimball business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending, due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name in this brand was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.3 million resulting in a carrying value of $1.4 million.

During the eleven months ended December 31, 2011, The Home Marketplaces catalog under the Miles Kimball business, within the Catalog & Internet segment, was discontinued. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.2 million to eliminate the carrying value of the intangible.

The indefinite-lived trade names and trademarks were valued at $8.5 million and $8.6 million as of December 31, 2011 and January 31, 2011, respectively.  The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually as of January 31, and upon the occurrence of a triggering event.

The gross value of all indefinite-lived trade names and trademarks by segment was $28.1 million in the Catalog & Internet segment and $4.2 million in the Direct Selling segment. The gross value of all customer relationships by segment was $15.4 million in the Catalog & Internet segment and $0.3 million in the Direct Selling segment.

Return to Top

Other intangible assets include the following:

	Direct Selling Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at January 31, 2010	$1,100	$7,850	$3,226	$8,950	$3,226
Amortization	-	-	(1,084)	-	(1,084)
Impairments	-	(300)	-	(300)	-
Other intangibles at January 31, 2011	$1,100	$7,550	$2,142	$8,650	$2,142
Amortization	-	-	(671)	-	(671)
Impairments	-	(150)	-	(150)	-
Other intangibles at December 31, 2011	$1,100	$7,400	$1,471	$8,500	$1,471

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  For the eleven month period ended December 31, 2011 and the year ended January 31, 2011, amortization expense was $0.7 million and $1.1 million, respectively.  Estimated amortization expense for the next four years, beginning with December 31, 2012 is as follows:  $0.6 million, $0.6 million, $0.2 million and an insignificant amount to be amortized in 2015. The weighted average remaining life of the Company’s customer lists was 2.7 years at December 31, 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarizes the financial assets and liabilities measured at fair value on a recurring basis as of  December 31, 2011 and January 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,086	$-	$2,086	$-
Pre-refunded bonds	19,781	-	19,781	-
Short-term bond mutual funds	14,961	14,961	-	-
Preferred stocks	2,928	-	2,928	-
Foreign exchange forward contracts	674	-	674	-
Deferred compensation plan assets 1	750	750	-	-
Total	$41,180	$15,711	$25,469	$-
1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of January 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,065	$-	$2,065	$-
Equity Securities 1	13,818	-	5,118	8,700
Deferred compensation plan assets 2	978	978	-	-
Foreign exchange forward contracts	102	-	102	-
Total	$16,963	$978	$7,285	$8,700
Financial liabilities
Foreign exchange forward contracts	$(398)	$-	$(398)	$-
1) In February 2011, the Company sold its only remaining Auction Rate Security for $8.7 million. The Company recorded a charge of $1.3 million for the fiscal year ended January 2011 representing the difference in its par and liquidated value.
2) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

The table below summarizes the changes in the fair value of Level-3 financial asset, representing the Company’s only remaining Auction Rate Security, for the eleven month period ended December 31, 2011:

(In thousands)	Significant unobservable inputs (Level 3)
Fair value February 1, 2011	$8,700
Sale of security 1	(8,700)
Fair value December 31, 2011	$-
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of December 31, 2011, there were no indications or circumstances indicating that an impairment might exist.

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

Return to Top

The fair value of the Company’s long-lived assets, primarily property, plant and equipment is reviewed whenever events or changes in circumstances indicate that carrying amount of a long-lived assets may not be recoverable. Management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value.  Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.  Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair values.

During the eleven months ended December 31, 2011,  indefinite-lived intangibles, were written down to $8.5 million from their carrying value of $8.7 million. During the year ended January 31, 2011, indefinite-lived intangibles, were written down to $8.7 million from their carrying value of $9.0 million, and property, plant and equipment was written down to $89.9 million from its carrying value of $90.7 million.

The valuation of these assets uses a significant amount of management’s judgment and uses information provided by third parties. The local real estate market, regional comparatives, estimated concessions and transaction costs are all considered when determining the fair value of these assets. Due to the nature of this information and the assumptions made by management the Company has classified the inputs used in valuing these assets as level 3.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2011	January 31, 2011
Compensation and benefits	$28,947	$18,108
Deferred revenue	17,360	17,782
Promotional	6,837	8,783
Taxes, other than income	3,875	2,057
Other	18,230	17,278
Total	$75,249	$64,008

Note 12. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2011	January 31, 2011
5.50% Senior Notes	$92,887	$99,940
Other	6,996	10,905
	99,883	110,845
Less current maturities	(677)	(1,302)
	$99,206	$109,543

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  For the eleven months ended December 31, 2011, the Company repurchased $7.1 million of these notes for $7.3 million, resulting in $92.9 million outstanding. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. As of December 31, 2011, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

Return to Top

As of December and January 31, 2011, Miles Kimball had approximately $6.7 million and $7.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

Maturities under debt obligations for the years ending December 31 are as follows (In thousands):
2012	$677
2013	93,613
2014	741
2015	734
2016	794
Thereafter	3,324
$99,883

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $99.9 million and $110.8 million total long-term debt (including current portion) at December and January 31, 2011 was approximately $102.0 million and $110.1 million, respectively.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to the nature of the information used, the Company considers these to be level 2 measurements.

As of December 31, 2011, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2012.  As of December 31, 2011, no amount was outstanding under this facility.

As of December 31, 2011, the Company had $1.8 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

Note 13. Employee Benefit Plans

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees.  Contributions to all such plans are principally at the Company’s discretion.  Total expense related to all defined contribution plans in the United States for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010 was $2.3 million, $2.5 million and $2.5 million, respectively.

Certain of the Company’s non-U.S. subsidiaries provide pension benefits to employees or participate in government sponsored programs.  The cost of these plans or government sponsored programs was $1.7 million $1.8 million and $2.0 million for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010, respectively. Most employees outside the United States are covered by government sponsored and administered programs. Other contributions to government-mandated programs are not expected to be significant.

The Company entered into an employment agreement with its Chairman and Chief Executive Officer, Robert B. Goergen, dated as of August 1, 2000. This contract has been amended and restated from time to time to extend his term of employment and provide other benefits. Benefits pursuant to the agreement have been funded by a purchased annuity contract.

Return to Top

Note 14. Commitments and Contingencies

In prior years, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002 through 2009. In November, 2011, the Company finalized these audits with the state department of revenue covering the fiscal years 2002 through 2009.  As a result of the settlement, a payment was made and charged against the previously established reserves.  No additional tax liability exists for these audits.

The Company utilizes operating and capital leases for a portion of its facilities and equipment.  Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises.  Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating and capital leases are as follows (In thousands):
For the fiscal years ending December 31,
2012	$11,861
2013	6,895
2014	5,821
2015	4,612
2016	3,589
and thereafter	5,994
Total minimum payments required	$38,772

Rent expense for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010 was $10.0 million, $12.6 million and $12.1 million, respectively.

Pursuant to the employment agreement identified above, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 1,875,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 1,875,000 shares of Common Stock.  In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 1,875,000 shares of Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his spouse.  There is no specified effective date or stock price requirement in the agreements and the Company’s only obligation is to use its best efforts to have the registration become effective.  The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor’s estate, or his or her beneficiaries, as the case may be, can then sell all of the shares of the common stock owned by them without registration.  At December 31, 2011, the Company has recorded a liability of approximately $0.2 million related to the estimated future costs to register the securities.

Included within Other current assets on the Company’s December 31, 2011 consolidated balance sheet is restricted cash of  approximately $10 million which is being held by a third party bank in connection with a dispute with a former credit card processor.   The Company is pursuing release of these funds and we expect the balance will be remitted to the Company within the year.

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 15. Income Taxes

Earnings (loss) from operations before income taxes and noncontrolling interest:

	For the eleven months ended	For the years ended
(In thousands)	December 31, 2011	January 31, 2011	January 31, 2010
United States	$(23,957)	$(26,101)	$(33,593)
Foreign	53,576	68,379	65,083
	$29,619	$42,278	$31,490

Return to Top

Income tax expense attributable to continuing operations consists of the following:

	For the eleven months ended	For the years ended
(In thousands)	December 31, 2011	January 31, 2011	January 31, 2010
Current income tax expense:
Federal	$13,086	$6,000	$(7,259)
State	477	(871)	388
Foreign	7,438	9,373	8,780
	21,001	14,502	1,908
Deferred income tax expense (benefit):
Federal	(11,932)	97	7,641
State	(372)	240	64
Foreign	(673)	(131)	(598)
	(12,977)	206	7,107
	$8,024	$14,708	$9,015

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Years ended (In thousands)	December 31, 2011	January 31, 2011
Deferred tax assets:
Amortization	$5,664	$14,418
Accrued expenses and other	8,171	5,186
Allowance for doubtful receivables	87	417
Employee benefit plans	9,742	2,831
Inventory reserves	3,111	3,709
Net operating loss and other tax credit carryforwards	34,655	27,095
Capital loss carryforward	4,348	12,154
Uncertain tax positions	899	4,042
Other reserves	2,181	2,416
Valuation allowance	(19,083)	(26,682)
	49,775	45,586
Deferred tax liabilities:
Prepaid and other	(17,579)	(7,790)
Undistributed foreign earnings	(13,278)	(24,532)
Depreciation and amortization	(9,999)	(10,683)
	(40,856)	(43,005)
Net deferred tax asset	$8,919	$2,581

Return to Top

The Company’s valuation allowance relates to certain U.S. and non-U.S. tax loss carryforwards, state deferred tax assets, and a U.S. capital loss carryforward, for which the Company believes, due to various limitations in these foreign jurisdictions related to the tax loss carryforwards and due to limitations imposed by U.S. federal and state tax regulations, it is more likely than not that such benefits will not be realized. As of December 31, 2011, the Company had net operating loss carryforwards, which consisted of approximately $6.1 million of U.S. federal net operating losses (limited to IRC section 382) that will expire on December 31, 2022, $146.1 million of U.S. state net operating losses that will begin to expire in 2013, and foreign net operating losses of $21.2 million, which will begin to expire in 2012. As of December 31, 2011, the Company had a $11.9 million U.S. capital loss carryforward which will begin to expire in 2013.  Finally, the Company has state deferred tax assets of $1.0 million, that due to the fact that the businesses that these assets relate to have a history of net operating losses, it is more likely than not that these assets will not be realized.

As of December 31, 2011, the Company determined that $212.5 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries.  An accumulated deferred tax liability has been recorded against these undistributed earnings of $13.3 million, a decrease of $11.3 million over the prior year. Of the current year change, $8.5 million was recorded as a benefit in the current period.

As of December 31, 2011, undistributed earnings of foreign subsidiaries considered permanently reinvested, for which deferred income taxes have not been provided, were approximately $92.4 million. Determining the tax liability that would arise if these earnings were remitted is not practicable.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

	For the eleven months ended	For the years ended
(In thousands)	December 31, 2011	January 31, 2011	January 31, 2010
Tax at statutory rate	$10,367	$14,798	$11,021
Tax effect of:
U.S. state income taxes, net of federal benefit	(86)	(419)	299
Tax exempt interest	(9)	(33)	(23)
Permanent differences	1,840	(212)	(306)
Non-consolidated losses (earnings)	-	-	921
Valuation allowance reduction on non-consolidated NOL carryforward	(2,287)	(224)	-
Valuation allowance movement on capital loss carryforward	(313)	455	(567)
Change in reserve for tax contingencies	(2,317)	591	(8,413)
Non-deductible goodwill impairment	-	-	4,617
Foreign dividend and subpart F income	21,278	16,808	8,880
Tax (benefit) on undistributed foreign earnings	(8,465)	(2,802)	7,207
Foreign tax rate differential	(11,956)	(14,219)	(14,551)
Other	(28)	(35)	(70)
	$8,024	$14,708	$9,015

The following is a reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, during the eleven months ended December 31, 2011:

(In thousands)
Balance as of February 1, 2011	$12,211
Gross increases – tax positions prior periods	-
Gross decreases – tax positions prior periods	(2,987)
Gross increases – tax positions current period	-
Gross decreases – tax positions current period	-
Decreases – settlements with taxing authorities	(5,877)
Reductions - lapse of statute of limitations	(442)
Balance as of December 31, 2011	$2,905

Return to Top

As of December 31, 2011, the Company had $2.9 million of gross unrecognized tax benefits, excluding interest and penalties. This amount represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2011, the Company had $4.2 million accrued for the payment of interest and penalties. Penalties and interest in the amount of $0.1 million and $0.6 million adversely impacted the current year and prior year tax rate.  As of January 31, 2011, the Company had $6.9 million accrued for the payment of interest and penalties.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2012, but the amount cannot be estimated.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction.  The Company’s major taxing jurisdictions include the United States (including the state jurisdictions of Connecticut, Illinois and Massachusetts), Canada, Germany and Switzerland.  In the United States, the Company is currently open to examination by the Internal Revenue Service for fiscal years 2009 through 2011 and is currently under audit for the fiscal year ended January 31, 2011. Additionally, in Canada and Germany the Company is open to examination for fiscal years 2008 through 2011 and is currently under audit in Canada for fiscal years ended January 31, 2009, 2010, and 2011. In Switzerland, the Company is open to examination for years ended 2008 thru 2010.

In prior years, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002 through 2009. In November 2011, the Company finalized these audits with the state department of revenue covering the fiscal years 2002 through 2009. As a result of the settlement, payment was made and charged against the previously established reserves. No additional tax liability exists for these audits.

Note 16. Related Party Transactions

As discussed in Note 4 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. ViSalus is currently owned in part by RAM, which owns a significant noncontrolling interest in ViSalus.  Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., President, PartyLite Worldwide and President, Direct Selling Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM. Todd A. Goergen is a member of the Board of Managers of ViSalus. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 35.2% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

As discussed in Note 4 to the Consolidated Financial Statements, the Company owns an investment through its ViSalus acquisition which involves related parties. RAM holds an approximately 5.5% interest in the investment. In addition to this interest, RAM also has a significant influence on the management of the investee and representation on its Board of Managers.

ViSalus entered into an agreement with FragMob LLC in October 2011 that extends to December 31, 2012 and is renewable. FragMob has agreed to provide ViSalus with software development and hosting services for a mobile phone application which allows ViSalus’s promoters to access their ViNet distributor account information on their smart phones. ViSalus paid $150,000 to FragMob for services provided beginning in March 2011 through December 31, 2011, and has agreed to pay a fee based on the number of users with a monthly minimum fee of $15,000 and a maximum fee of $100,000 throughout 2012. FragMob is owned in part by Ropart Asset Management Fund LLC, a related party, and the three founders of ViSalus.

Note 17. Stock-Based Compensation

Summary of Plans

As of January 31, 2011, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 1,020,449 shares authorized for grant under these plans as of December 31, 2011, and there were approximately 795,345 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

Return to Top

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. A total of 43,444 RSUs were granted during the eleven months ended December 31, 2011.

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2010	101,238	$45.31
Granted	41,060	46.98
Vested	(29,838)	66.77
Forfeited	(11,415)	36.54
Nonvested restricted stock and RSUs at January 31, 2011	101,045	$40.64	$3,397
Granted	43,444	48.30
Vested	(34,615)	46.46
Forfeited	(8,546)	37.55
Nonvested restricted stock and RSUs at December 31, 2011	101,328	$42.20	$5,755
Total restricted stock and RSUs at December 31, 2011	142,706	$51.65	$8,106

Compensation expense related to restricted stock and RSUs for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010 was approximately $1.5 million, $2.1 million and $2.7 million, respectively. The total recognized tax benefit for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010 was approximately $0.5 million, $0.7 million and $0.9 million, respectively. The total intrinsic value of restricted stock and RSUs vested for the eleven months ended December and the year ended January 31, 2011 was $2.4 million and $1.2 million, respectively. The weighted average grant date fair value of restricted stock and RSUs granted during the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010 was approximately $48, $47 and $33 per share, respectively. The average grant date fair value of restricted stock and RSUs vested for the eleven months ended December 31, 2011 and the years ended January 31, 2011 and 2010 was approximately $46, $67 and $88 per share, respectively.

Return to Top

As of December 31, 2011, there was $1.4 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.8 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of December 31, 2011 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2010	62,125	$107.68	2.42	-
Options expired	(14,525)	102.86
Outstanding and exercisable at January 31, 2011	47,600	109.16	1.71	-
Options expired	(12,550)	107.46
Outstanding and exercisable at December 31, 2011	35,050	$109.76	0.91	-

At December and January 31, 2011, options to purchase 35,050 and 47,600 shares, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day for the year ended December 31, 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2011. Intrinsic value will change in future periods based on the fair market value of the Company’s stock and the number of shares outstanding. There were no grants or exercises in the eleven months ended December 31, 2011, or the years ended January 31, 2011 and 2010.

Note 18. Earnings Per Share

Vested restricted stock units issued under the Company’s stock-based compensation plans participate in a cash equivalent of the dividends paid to common shareholders and are not considered contingently issuable shares. Accordingly, these RSUs are included in the calculation of basic and diluted earnings per share as common stock equivalents. RSUs that have not vested and are subject to a risk of forfeiture are included solely in the calculation of diluted earnings per share.

The components of basic and diluted earnings per share are as follows:

	For the 11 months ended	For the years ended
(In thousands)	December 31, 2011	January 31, 2011	January 31, 2010
Net earnings from continuing operations	$21,595	$27,570	$22,475
Less net loss attributable to noncontrolling interests	(971)	(464)	(1,292)
Net loss from discontinued operations	(6,340)	(1,443)	(6,763)
Net earnings attributable to Blyth, Inc.	$16,226	$26,591	$17,004
Weighted average number outstanding:
Common shares	8,234	8,424	8,889
Vested restricted stock units	40	38	23
Weighted average number of common shares outstanding:
Basic	8,274	8,462	8,912
Dilutive effect of stock options and non-vested restricted shares units	55	46	22
Diluted	8,329	8,508	8,934
Basic earnings per share
Net earnings from continuing operations	$2.73	$3.31	$2.67
Net loss from discontinued operations	(0.77)	(0.17)	(0.76)
Net earnings attributable to Blyth, Inc.	$1.96	$3.14	$1.91
Diluted earnings per share
Net earnings from continuing operations	$2.71	$3.30	$2.66
Net loss from discontinued operations	(0.76)	(0.17)	(0.76)
Net earnings attributable to Blyth, Inc.	$1.95	$3.13	$1.90

As of December 31, 2011, and January 31, 2011 and 2010, options to purchase 35,050, 47,600 and 62,125 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Return to Top

Note 19. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 31, 2009	3,842,224	$(398,978)
Treasury stock purchases	120,000	(3,981)
Treasury stock withheld in connection with long-term incentive plan	9,888	(370)
Balance at January 31, 2010	3,972,112	$(403,329)
Treasury stock purchases	582,032	(20,557)
Treasury stock withheld in connection with long-term incentive plan	6,870	(324)
Balance at January 31, 2011	4,561,014	$(424,210)
Treasury stock purchases	35,000	(2,231)
Treasury stock withheld in connection with long-term incentive plan	6,156	(276)
Balance at December 31, 2011	4,602,170	$(426,717)

Common Stock (In thousands, except shares)
Changes in Common Stock were:	Shares	Amount
Balance at January 31, 2009	12,733,209	$255
Common stock issued in connection with long-term incentive plan	32,710	-
Balance at January 31, 2010	12,765,919	$255
Common stock issued in connection with long-term incentive plan	25,596	1
Balance at January 31, 2011	12,791,515	$256
Common stock issued in connection with long-term incentive plan	29,227	1
Balance at December 31, 2011	12,820,742	$257

Stock Repurchase Plan

Under the Company's authorized stock purchase program, the cumulative total purchased shares are 3,352,602 with a total cost of approximately $251.6 million and are held as common stock in treasury at cost. 1,147,398 shares remain authorized for purchase under the existing plan.

Note 20. Segment Information

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

Within the Direct Selling segment, we design, manufacture or source, market and distribute an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand. PartyLite also offers gourmet foods under the Two Sisters Gourmet® by PartyLite® brand name. PartyLite brand products are sold in North America, Europe and Australia. We also operate ViSalus Sciences®, which is focused on selling meal replacement shakes, nutritional supplements, snack cookies and energy drinks. Products in this segment are sold through networks of independent sales Consultants and Promoters. ViSalus brand products are sold in North America. The Company has aggregated these two businesses to form the Direct Selling segment based upon similarities in distribution channels, customers, operating metrics and management oversight.

Return to Top

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames.  These products are sold directly to the consumer under the As We Change®, Easy Comforts®, Exposures®, Miles Kimball® and Walter Drake® brands.  These products are sold in North America.

Within the Wholesale segment, the Company designs, manufactures or sources, markets and distributes chafing fuel and tabletop lighting products and accessories for the Away From Home or foodservice trade under the Ambria®, HandyFuel® and Sterno® brands.

Operating profit in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include cash and cash equivalents, short-term investments, discontinued operations, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

Return to Top

The geographic area data includes net trade sales based on product shipment destination and long-lived assets, which consist of fixed assets, based on physical location.

Operating Segment Information

(In thousands)	For the 11 months ended	For the years ended
Financial Information	December 31, 2011	January 31, 2011	January 31, 2010
		(As adjusted) (3)	(As adjusted) (3)
Net Sales
Direct Selling	$690,234	$584,751	$635,986
Multi-channel Group:
Catalog & Internet	137,378	154,196	157,292
Wholesale	60,713	57,651	58,999
Subtotal Multi-channel Group	198,091	211,847	216,291
Total	$888,325	$796,598	$852,277
Earnings (1)
Direct Selling	$33,499	$51,055	$42,401
Multi-channel Group:
Catalog & Internet	1,973	2,187	(3,839)
Wholesale	(1,249)	(3,569)	487
Subtotal Multi-channel Group	724	(1,382)	(3,352)
Operating profit	34,223	49,673	39,049
Other expense	(4,604)	(7,395)	(7,559)
Earnings before income taxes and non-controlling interest	$29,619	$42,278	$31,490
Identifiable Assets
Direct Selling	$262,144	$244,938	$210,154
Multi-channel Group:
Catalog & Internet	52,335	51,499	56,100
Wholesale	21,956	24,605	35,325
Subtotal Multi-channel Group	74,291	76,104	91,425
Unallocated Corporate	178,859	187,793	224,778
Total	$515,294	$508,835	$526,357
Capital Expenditures (2)
Direct Selling	$4,338	$6,560	$3,812
Multi-channel Group:
Catalog & Internet	1,550	687	305
Wholesale	369	450	1,060
Subtotal Multi-channel Group	1,919	1,137	1,365
Unallocated Corporate	61	495	18
Total	$6,318	$8,192	$5,195
Depreciation and Amortization
Direct Selling	$6,817	$7,357	$9,219
Multi-channel Group:
Catalog & Internet	2,963	3,455	3,826
Wholesale	517	632	739
Subtotal Multi-channel Group	3,480	4,087	4,565
Unallocated Corporate	389	419	389
Total	$10,686	$11,863	$14,173
GEOGRAPHIC INFORMATION
Net Sales
United States	$465,581	$392,596	$424,392
International	422,744	404,002	427,885
Total	$888,325	$796,598	$852,277
Long Lived Assets
United States	$53,500	$56,804	$58,389
International	31,016	33,059	34,012
Total	$84,516	$89,863	$92,401
(1)
For the eleven months ended December 31, 2011 and the year ended January 31, 2011 earnings within the Catalog & Internet segment include non-cash pre-tax goodwill and other intangibles impairment charges of $0.2 million and $0.3 million, respectively. January 31, 2010 earnings include non-cash pre-tax goodwill and other intangible impairment charges of $16.5 million within the Direct Selling segment (See Note 9 to the Consolidated Financial Statements).

(2)	Capital expenditures are presented net of disposals and transfers. The unallocated corporate balance is net of transfers to other divisions.
(3)	As adjusted for change in accounting principle and for discontinued operations (See Note 2 and 5 to the Consolidated financial statements).

Return to Top

Note 21. Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the eleven months ended December 31, 2011 and the year ended January 31, 2011 is as follows:

	December 31, 2011 Quarter Ended (In thousands, except per share data)(4)
	April 30	July 31	October 31	December 31(3)
	(As adjusted)	(As adjusted)	(As adjusted)	(Two months)
Net sales	$195,065	$185,019	$251,174	$257,067
Gross profit	115,766	110,336	158,853	162,257
Operating profit	5,498	(4,310)	11,091	21,944
Net earnings from continuing operations(2)	3,456	(3,114)	7,033	15,191
Net earnings (loss) from discontinued operations	(4,973)	(1,464)	(156)	253
Net earnings attributable to Blyth, Inc.	(1,517)	(4,578)	6,877	15,444
Basic earnings per share
Net earnings (loss) from continuing operations	$0.42	$(0.37)	$0.85	$1.84
Net earnings (loss) from discontinued operations	(0.60)	(0.18)	(0.02)	0.03
Net earnings (loss) attributable to Blyth, Inc.(1)	$(0.18)	$(0.55)	$0.83	$1.87
Diluted earnings per share
Net earnings (loss) from continuing operations	$0.42	$(0.37)	$0.85	$1.83
Net earnings (loss) from discontinued operations	(0.60)	(0.18)	(0.02)	0.03
Net earnings (loss) attributable to Blyth, Inc.(1)	$(0.18)	$(0.55)	$0.83	$1.86

	January 31, 2011 Quarter Ended (In thousands, except per share data)(4)
	April 30	July 31	October 31	January 31
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
Net sales	$190,442	$151,198	$185,616	$269,342
Gross profit	115,996	89,075	108,263	160,659
Operating profit	13,202	2,770	5,015	28,686
Net earnings from continuing operations (2)	8,651	813	1,348	17,222
Net earnings (loss) from discontinued operations	(2,094)	(398)	3,806	(2,757)
Net earnings attributable to Blyth, Inc.	6,557	415	5,154	14,465
Basic earnings per share
Net earnings from continuing operations	$0.98	$0.10	$0.16	$2.08
Net earnings (loss) from discontinued operations	(0.24)	(0.05)	0.46	(0.33)
Net earnings attributable to Blyth, Inc. (1)	$0.74	$0.05	$0.62	$1.75
Diluted earnings per share
Net earnings from continuing operations	$0.98	$0.10	$0.16	$2.07
Net earnings (loss) from discontinued operations	(0.24)	(0.05)	0.46	(0.33)
Net earnings attributable to Blyth, Inc. (1)	$0.74	$0.05	$0.62	$1.74
(1) The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.
(2) Fourth quarter Net Earnings, includes the write down of an Auction Rate Security of $1.3 million (Refer to Note 6).
(3) Represents two months of results due to the change in year end. (See Note 1 to the Consolidated financial statements).
(4) As adjusted for change in accounting principle and for discontinued operations (See Note 2 and 5 to the Consolidated financial statements).

Return to Top

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of December 31, 2011. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

Return to Top

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc.

We have audited Blyth, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and January 31, 2011, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the eleven month period ended December 31, 2011 and the years ended January 31, 2011 and 2010, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

                                                                                                                                                                                                   /s/ Ernst & Young LLP
Stamford, Connecticut
March 14, 2012

Return to Top

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 16, 2012 (the “Proxy Statement”) under the captions “Nominees for Election as Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Board of Director and Committee Meetings” and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in Item 5 above and will be set forth in our Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

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

Return to Top

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

Return to Top

(a)(3). Exhibits

Exhibit No.	Description of Exhibit

2.1
Membership Interest Purchase Agreement, dated as of August 4, 2008, among Blyth, Inc., Blyth VSH Acquisition Corporation, ViSalus Holdings, LLC and the members of ViSalus Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2008)

2.1(a)
Second Amendment to Membership Interest Purchase Agreement, dated as of January 12, 2012, among Blyth, Inc., Blyth VSH Acquisition Corporation, ViSalus Holdings, LLC and the Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2012)

2.2
Asset Purchase Agreement between MVP Group International, Inc., Midwest-CBK, Inc. and the other parties thereto dated as of April 4, 2011 (incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011)

2.2(a)
Promissory Note dated May 27, 2011 from borrowers to Midwest-CBK, Inc. (incorporated by reference to Exhibit 2.2(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011)

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

Return to Top

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

10.13+
Amendment No. 1 to Amended and Restated Employment Agreement dated as of December 10, 2009 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 10, 2009)

10.14+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert H. Barghaus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.15+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Anne M. Butler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.15(a)+
Separation Agreement and Release dated December 30, 2011 between Anne M. Butler and Blyth, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2012)

10.15(b)+	General Release dated December 30, 2011 from Anne M. Butler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2012)

10.16+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert B. Goergen, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

18.1*	Preferability letter of Ernst & Young LLP

Return to Top

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.

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
                                                               Date:  March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Goergen	Chairman and Chief Executive Officer;	March 14, 2012
Robert B. Goergen	Director (Principal Executive Officer)

/s/ Robert H. Barghaus	Vice President and Chief Financial Officer	March 14, 2012
Robert H. Barghaus	(Principal Financial and Accounting Officer)

/s/ Anne M. Busquet	Director	March 14, 2012
Anne M. Busquet

/s/ Pamela M. Goergen	Director	March 14, 2012
Pamela M. Goergen

/s/ Neal I. Goldman	Director	March 14, 2012
Neal I. Goldman

/s/ Carol J. Hochman	Director	March 14, 2012
Carol J. Hochman

/s/ Ilan Kaufthal	Director	March 14, 2012
Ilan Kaufthal

/s/ James M. McTaggart	Director	March 14, 2012
James M. McTaggart

/s/ Howard E. Rose	Director	March 14, 2012
Howard E. Rose

Return to Top

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
( In thousands)
For the year ended 1/31/2010
Allowance for doubtful accounts	$1,003	$1,897	$(1,877)	$1,023
Income tax valuation allowance	21,533	1,165	(1,662)	21,036

For the year ended 1/31/2011
Allowance for doubtful accounts	$1,023	$463	$(805)	$681
Income tax valuation allowance	21,036	5,709	(63)	26,682

For the eleven months ended 12/31/2011
Allowance for doubtful accounts	$681	$(79)	$(112)	$490
Income tax valuation allowance	26,682	(7,599)	-	19,083

S-2