Form 10-Q
period 2012-03-31
BLYTH INC
filed 2012-05-04
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

8,610,305 Common Shares as of April 30, 2012

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2012	2011
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,058	$200,571
Short-term investments	52,571	34,742
Accounts receivable, less allowance for doubtful receivables of $530 and $490, respectively	15,247	14,289
Inventories	110,638	97,362
Prepaid assets	19,466	17,794
Deferred income taxes	18,954	13,703
Other current assets	30,038	29,043
Total current assets	402,972	407,504
Property, plant and equipment, at cost: Less accumulated depreciation of $162,251 and $158,607, respectively	85,539	84,516
Other assets:
Investments	3,890	5,414
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $14,110 and $13,929, respectively	10,640	9,971
Other assets	11,657	5,591
Total other assets	28,485	23,274
Total assets	$516,996	$515,294
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$691	$677
Accounts payable	37,542	50,545
Accrued expenses	83,520	75,249
Dividends payable	1,291	-
Income taxes payable	8,538	7,255
Total current liabilities	131,582	133,726
Deferred income taxes	1,939	4,892
Long-term debt, less current maturities	98,534	99,206
Other liabilities	40,219	36,131
Commitments and contingencies	-	-
Redeemable noncontrolling interest	80,412	87,373
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 13,178,259 shares and 12,820,742 shares, respectively	264	257
Additional contributed capital	163,336	147,790
Retained earnings	402,785	420,606
Accumulated other comprehensive income	24,717	11,862
Treasury stock, at cost, 4,606,317 and 4,602,170 shares, respectively	(426,989)	(426,717)
Total stockholders' equity	164,113	153,798
Noncontrolling interest	197	168
Total equity	164,310	153,966
Total liabilities and equity	$516,996	$515,294
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)
Three months ended March 31 (In thousands, except per share data)	2012	2011
Net sales	$283,146	$181,042
Cost of goods sold	99,204	75,182
Gross profit	183,942	105,860
Selling	122,099	74,375
Administrative and other	42,213	28,169
Total operating expense	164,312	102,544
Operating profit	19,630	3,316
Other expense (income):
Interest expense	1,442	1,834
Interest income	(443)	(233)
Foreign exchange and other, net	(603)	889
Total other expense	396	2,490
Earnings from continuing operations before income taxes and noncontrolling interest	19,234	826
Income tax expense (benefit)	8,042	(696)
Earnings from continuing operations	11,192	1,522
Loss from discontinued operations, net of income tax benefit of $433	-	(2,355)
Net earnings (loss)	11,192	(833)
Less: Net earnings attributable to the noncontrolling interests	3,713	190
Net earnings (loss) attributable to Blyth, Inc.	$7,479	$(1,023)
Basic:
Net earnings from continuing operations	$0.87	$0.16
Net loss from discontinued operations	-	(0.28)
Net earnings (loss) attributable to Blyth, Inc.	$0.87	$(0.12)
Weighted average number of shares outstanding	8,565	8,267
Diluted:
Net earnings from continuing operations	$0.87	$0.16
Net loss from discontinued operations	-	(0.28)
Net earnings (loss) attributable to Blyth, Inc.	$0.87	$(0.12)
Weighted average number of shares outstanding	8,624	8,318
Cash dividend declared per share	$0.15	$-
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Three months ended March 31 (In thousands)	2012	2011
Net earnings (loss)	$11,192	$(833)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	13,230	7,137
Net unrealized gains on certain investments:
Unrealized holding gains arising during period	157	2,064
Less: Reclassification adjustments for gains included in net income	(203)	(986)
Net unrealized gain	(46)	1,078
Net unrealized loss on cash flow hedging instruments	(329)	(600)
Other comprehensive income	12,855	7,615
Total comprehensive income, net of tax	24,047	6,782
Less: comprehensive income attributable to noncontrolling interests	(3,713)	(190)
Comprehensive income attributable to Blyth, Inc.	$20,334	$6,592
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
For the three months ended March 31, 2011:
Balance, January 1, 2011	$256	$146,517	$513,842	$15,930	$(424,189)	$(2,262)	$250,094	$-
Net earnings (loss) for the period			(1,023)			67	(956)	122
Reclass of noncontrolling interest to redeemable noncontrolling interest						2,333	2,333	(2,333)
Distribution to noncontrolling interest						(45)	(45)
Other comprehensive income				7,615			7,615
Stock-based compensation		(18)					(18)
Accretion of redeemable noncontrolling interest			(3,183)				(3,183)	3,183
Treasury stock purchases 1					(21)		(21)
Balance, March 31, 2011	$256	$146,499	$509,636	$23,545	$(424,210)	$93	$255,819	$972
For the three months ended March 31, 2012:
Balance, January 1, 2012	$257	$147,790	$420,606	$11,862	$(426,717)	$168	$153,966	$87,373
Net earnings for the period			7,479			74	7,553	3,639
Distribution to noncontrolling interest						(45)	(45)
Other comprehensive income				12,855			12,855
Stock-based compensation		925					925
Accretion of redeemable noncontrolling interest			(24,009)				(24,009)	24,009
Purchase of additional ViSalus interest	7	14,621					14,628	(34,609)
Dividends declared ($0.15 per share)			(1,291)				(1,291)
Treasury stock purchases 1					(272)		(272)
Balance, March 31, 2012	$264	$163,336	$402,785	$24,717	$(426,989)	$197	$164,310	$80,412
1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three months ended March 31 (In thousands)	2012	2011
Cash flows from operating activities:
Net earnings (loss) attributable to Blyth	$7,479	$(1,023)
Add net earnings attributable to noncontrolling interests	3,713	190
Loss from discontinued operations, net of tax	-	2,355
Earnings from continuing operations	11,192	1,522
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,668	3,023
Loss (gain) on sale of assets	(340)	1,622
Stock-based compensation expense	925	(18)
Deferred income taxes	(4,620)	(2,285)
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(772)	(3,428)
Inventories	(12,438)	5,800
Prepaid and other	(2,842)	(5,531)
Other long-term assets	(1,712)	162
Accounts payable	(13,571)	(13,129)
Accrued expenses	10,333	12,072
Income taxes payable	1,250	(3,600)
Other liabilities and other	5,766	(1,780)
Net cash used in operating activities of continuing operations	(4,161)	(5,570)
Net cash provided by (used in) operating activities of discontinued operations	(262)	5,377
Net cash provided by (used in) operating activities	(4,423)	(193)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(2,561)	(2,361)
Purchases of short-term investments	(29,555)	-
Proceeds from sale of short-term investments	11,901	10,592
Purchases of additional ViSalus interest	(22,500)	-
Cash settlement of net investment hedges	-	638
Proceeds from sale of long-term investments	1,491	-
Net cash provided by (used in) investing activities	(41,224)	8,869
Cash flows from financing activities:
Repayments on long-term debt	(641)	(730)
Payments on capital lease obligations	(24)	(48)
Distributions to noncontrolling interest	(45)	(45)
Net cash used in financing activities	(710)	(823)
Effect of exchange rate changes on cash	1,844	2,786
Net increase (decrease) in cash and cash equivalents	(44,513)	10,639
Cash and cash equivalents at beginning of period	200,571	196,135
Cash and cash equivalents at end of period	$156,058	$206,774

Supplemental disclosure of cash flow information:
Non-cash transactions:
Stock issued for ViSalus acquisition	$14,628	$-
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blyth, Inc. (the “Company”) is primarily a direct to consumer business focused on the direct selling and direct marketing channels. The Company designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements and energy drinks. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts; nutritional supplements such as meal replacement shakes, vitamins and energy mixes; as well as products for the foodservice trade. The Company’s products can be found throughout North America, Europe and Australia.

1.           Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of March 31, 2012 and the consolidated results of its operations and cash flows for the three month periods ended March 31, 2012 and 2011. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the eleven month period ended December 31, 2011, as set forth in the Company’s Transition Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In 2011, we sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 2 to the consolidated financial statements. The results of operations for these businesses have been presented as discontinued operations.

Recently Adopted Accounting Guidance

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. The Company adopted ASU No. 2011-04 as of January 1, 2012. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, was adopted on January 1, 2012. This standard impacted presentation only and did not affect the Company’s consolidated financial condition or results of operations.

Return to Top

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”).  This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted this standard as of January 1, 2012. The early adoption of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

Change in fiscal year-end

On December 7, 2011, the Board of Directors approved a change in our fiscal year end from January 31st to December 31st, which was effective December 31, 2011. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with the Company and its other subsidiaries’ fiscal year ends. As a result of the Company’s change in its fiscal year-end, the reported results ended March 31, 2012 and 2011 represent the new quarterly reporting period.

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

	2012			2011
Three months ended March 31 (In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$11,741	$1,489	$13,230	$3,005	$4,132	$7,137
Net unrealized gains on certain investments:
Unrealized holding gains arising during period	339	(182)	157	2,625	(561)	2,064
Less: Reclassification adjustments for gains included in net income	(313)	110	(203)	(1,292)	306	(986)
Net unrealized gains	26	(72)	(46)	1,333	(255)	1,078
Net unrealized loss on cash flow hedging instruments	(506)	177	(329)	(923)	323	(600)
Other comprehensive income	$11,261	$1,594	$12,855	$3,415	$4,200	$7,615

2.           Discontinued Operations

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for approximately $36.9 million and incurred a loss of approximately $2.5 million, net of tax benefits. The agreement provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million included within Other current assets secured by fixed assets sold at the time of the transaction. The Company also received an advance payment of interest on the promissory note of $0.5 million at the time of closing. For the three months ended March 31, 2011 revenues for Midwest-CBK were $16.7 million and loss before income taxes was $2.0 million.

On February 11, 2011, the Company assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. The proceeds from the sale of the assets were used to discharge the claims of the creditors. Revenue and losses before income taxes for Boca Java were not significant for the three months ended March 31, 2011.

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

In April 2011, the Company completed the second phase of its acquisition of ViSalus for approximately $2.5 million, increasing its ownership to 57.5%.

In January 2012, the Company completed the third phase of its acquisition of ViSalus and increased its ownership to 72.7% for approximately $22.5 million in cash and the issuance of 340,662 unregistered shares of the Company’s common stock valued at $14.6 million that may not be sold or transferred prior to January 12, 2014. Due to the restrictions on transfer, the common stock was issued at a discount to its trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and were subsequently adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. The Company paid an additional $6.2 million in April 2012 after final determination of the actual 2011 EBITDA, bringing the total third phase acquisition cost to $43.3 million.

The Company intends to and may be required to purchase the remaining interest in ViSalus to increase its ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting its original purchase agreement’s 2012 operating target. The Company has the option, but is not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of March 31, 2012, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $225 million to be paid in 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require the Company to obtain additional sources of external financing.

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

As discussed above, the Company may be required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets its 2012 calendar year operating targets. As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99 3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company has begun recognizing these noncontrolling interest obligations outside of permanent equity and has accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed. The accretion of the redemption value has been recognized as a charge to retained earnings and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential could result in future adjustments in the Company’s earnings per share (“EPS”) should the redemption value exceed fair value. The carrying amount of the redeemable noncontrolling interests was $80.4 million as of March 31, 2012 and has been reflected as Redeemable noncontrolling interest in the Consolidated Balance Sheet. As of March 31, 2012, the estimated redemption value did not exceed fair value and no adjustment was recorded.

Return to Top

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 15 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus, include its three founders (each of whom currently own approximately 6.3% of ViSalus for a total of 19.0%) (“the founders”), RAM which currently owns 4.0%, and a small group of employees and others who collectively own approximately 4.3% of ViSalus. Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each). Blyth’s second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate). Blyth’s third investment in ViSalus of $28.7 million in cash, of which $6.2 million was subsequently paid in April 2012, and the issuance of 340,662 unregistered shares of common stock, was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 340,662 unregistered shares) and others ($7.6 million in cash, in the aggregate). Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 35.2% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

ViSalus has recorded equity incentive compensation expense related to certain equity rights and unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company has recorded an expense of $2.9 million and $2.2 million in Administrative and Other expense for the three months ended March 31, 2012 and 2011, respectively. Additional expense (or expense reduction) may be recorded in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus’s future operating performance and may change significantly if ViSalus’s sales forecasts and operating profits exceed or fall short of projections.

4.           Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates their fair value.

The Company’s investments as of March 31, 2012 and December 31, 2011 consisted of a number of financial securities including an equity investment in preferred stocks, certificates of deposit, shares in mutual funds invested in short term bonds, pre-refunded and municipal bonds and  a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

Return to Top

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:
	March 31, 2012			December 31, 2011
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Pre-refunded and municipal bonds	$22,462	$22,462	-	19,781	19,781	-
Short-term bond mutual funds	30,000	30,109	109	15,000	14,961	(39)
Preferred stocks	994	1,398	404	2,172	2,928	756
Certificates of deposit	2,092	2,092	-	2,086	2,086	-
Other investment	400	400	-	400	400	-
Total investments	$55,948	$56,461	$513	$39,439	$40,156	$717
1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset. The basis for the preferred stock is their fair value as of February 1, 2009, the date that they were reclassified from trading to available for sale.

As of March 31, 2012 and December 31, 2011, the Company held $22.5 million and $19.8 million, respectively, of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are recorded at fair value which approximates cost; interest earned on these investments is realized in Interest income in the Consolidated Statements of Earnings.

As of March 31, 2012 and December 31, 2011, the Company held $30.1 million and $15.0 million, respectively, of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and losses on these investments that are considered temporary are recorded in AOCI. These securities are valued based on quoted prices in active markets.

As of March 31, 2012 and December 31, 2011, the Company held $1.4 million and $2.9 million of preferred stock investments, respectively, which are classified as available for sale securities. These securities are valued based on quoted prices in inactive markets. The Company recorded an unrealized gain net of tax of $0.3 million and $0.5 million, as of March 31, 2012 and December 31, 2011, respectively, in AOCI.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $2.1 million as of March 31, 2012 and December 31, 2011. These investments are recorded at fair value which approximates cost; interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings.

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. As of March 31, 2012 and December 31, 2011, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 15.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of March 31, 2012 and December 31, 2011, the fair value of these securities was $0.8 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI. These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains (losses) on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings for the quarter ended March 31, 2012 and 2011. Gains and losses reclassified from AOCI in the Consolidated Statement of Earnings are calculated using the specific identification method.

(In thousands)	2012	2011
Net proceeds	$13,392	$10,592
Realized gains (losses)	$340	$(1,300)

Return to Top

5. Inventories

The components of inventory are as follows:

(In thousands)	March 31, 2012	December 31, 2011
Raw materials	$6,516	$6,976
Work in process	285	-
Finished goods	103,837	90,386
Total	$110,638	$97,362

       As of March 31, 2012 and December 31, 2011, the inventory reserves totaled $12.2 million and $14.7 million, respectively and have been netted against the above amounts.

6.           Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and as such other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. As of March 31, 2012, there were no indications that a review was necessary.

As of March 31, 2012 and December 31, 2011 the carrying amount of the Company’s goodwill, within the Direct Selling segment, was $2.3 million.

In January 2012, the Company purchased two domain names for $0.9 million within the Direct selling segment. These assets will be accounted for as indefinite-lived intangibles.

Other intangible assets include indefinite-lived trade names, trademarks, domain names and customer relationships related to the Company’s acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog and Internet segment and ViSalus,  which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually as of January 31st, or sooner if circumstances indicate a condition of impairment may exist. As of March 31, 2012, there were no indications that a review was necessary.

 Other intangible assets, by segment, consisted of the following:

	Direct Selling Segment	Multi-channel Group		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	-	-	(13,929)	-	(13,929)
Impairments	(3,100)	(20,700)	-	(23,800)	-
Other intangibles at December 31, 2011	1,100	7,400	1,471	8,500	1,471
ViSalus additions	850	-	-	850	-
Amortization	-	-	(181)	-	(181)
Other intangibles at March 31, 2012	$1,950	$7,400	$1,290	$9,350	$1,290

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.2 million for the three months ended March 31, 2012 and 2011. The estimated annual amortization expense for 2012 is $0.6 million. The estimated amortization expense for the remaining three years beginning with 2013 is as follows: $0.6 million, $0.2 million and an insignificant amount to be amortized in 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarizes the financial assets and liabilities measured at fair value on a recurring basis as of  March 31, 2012 and December 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,092	$-	$2,092	$-
Pre-refunded bonds	22,462	-	22,462	-
Short-term bond mutual funds	30,109	30,109	-	-
Preferred stocks	1,398	-	1,398	-
Foreign exchange forward contracts	118	-	118	-
Deferred compensation plan assets1	825	825	-	-
Total	$57,004	$30,934	$26,070	$-
Financial Liabilities
Foreign exchange forward contracts	$(27)	$-	$(27)	$-
1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

(In thousands)	Balance as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,086	$-	$2,086	$-
Pre-refunded bonds	19,781	-	19,781	-
Short-term bond mutual funds	14,961	14,961	-	-
Preferred stocks	2,928	-	2,928	-
Foreign exchange forward contracts	674	-	674	-
Deferred compensation plan assets1	750	750	-	-
Total	$41,180	$15,711	$25,469	$-
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

Return to Top

       Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of March 31, 2012 and 2011, there were no indications or circumstances indicating that an impairment might exist.

8.           Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of March 31, 2012, there was one outstanding net investment hedge open. The cumulative net after-tax gain related to net investment hedges in AOCI as of March 31, 2012 and December 31, 2011 was $5.6 million.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax unrealized gain included in AOCI at March 31, 2012 for cash flow hedges is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized gain included in AOCI at December 31, 2011 for cash flow hedges was $0.4 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through December 2012.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

Derivatives designated as hedging instruments (In thousands)	March 31, 2012		December 31, 2011
	Prepaid and Other	Accrued Expenses	Prepaid and Other
Foreign exchange forward contracts in asset positions	$182	$42	$680
Foreign exchange forward contracts in liability positions	(64)	(69)	(6)
Net derivatives at fair value	$118	$(27)	$674

Return to Top

Gain and loss activity related to the Company’s Cash Flow hedges for the three months ended March 31, are as follows:
Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2012	2011		2012	2011
Foreign exchange forward contract	$(507)	$(922)	Cost of goods sold	$315	$(348)

For the three months ended March 31, 2012 and 2011, the Company recorded a loss of $0.5 and an insignificant amount, respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

9.           Long-Term Debt

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  For the quarter ended March 31, 2012, the Company repurchased $0.5 million of these notes for $0.5 million, resulting in $92.4 million outstanding. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. As of March 31, 2012, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuances were used for general corporate purposes.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $99.2 million and $99.9 million total long-term debt (including current portion) at March 31, 2012 and December 31, 2011 was approximately $102.2 million and $102.0 million, respectively. The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to the nature of the information used, the Company considers these inputs to be level 2.

As of March 31, 2012 and December 31, 2011, Miles Kimball had approximately $6.6 million and $6.7 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of March 31, 2012, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2013. As of March 31, 2012, no amount was outstanding under this facility.

As of March 31, 2012, the Company had $1.8 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

10.           Earnings per Share

Vested restricted stock units (“RSUs”) issued under the Company’s stock-based compensation plans participate in a cash equivalent of the dividends paid to common shareholders and are not considered contingently issuable shares. Accordingly these RSUs are included in the calculation of basic and diluted earnings per share as common stock equivalents. RSUs that have not vested and are subject to a risk of forfeiture are included in the calculation of diluted earnings per share.

Return to Top

The components of basic and diluted earnings per share are as follows:
	Three months ended March 31,
	2012	2011
Net earnings from continuing operations	$11,192	$1,522
Less net earnings attributable to noncontrolling interests	3,713	190
Net loss from discontinued operations	-	(2,355)
Net earnings (loss) attributable to Blyth, Inc.	$7,479	$(1,023)
Weighted average number outstanding:
Common shares	8,526	8,231
Vested restricted stock units	39	36
Weighted average number of common shares outstanding:
Basic	8,565	8,267
Dilutive effect of stock options and non-vested restricted shares units	59	51
Diluted	8,624	8,318
Basic earnings per share
Net earnings from continuing operations	$0.87	$0.16
Net loss from discontinued operations	-	(0.28)
Net earnings (loss) attributable to Blyth, Inc.	$0.87	$(0.12)
Diluted earnings per share
Net earnings from continuing operations	$0.87	$0.16
Net loss from discontinued operations	-	(0.28)
Net earnings (loss) attributable to Blyth, Inc.	$0.87	$(0.12)

For the three month period ended March 31, 2012 and 2011, options to purchase 33,025 shares and 42,550 shares, respectively, of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

11.           Treasury and Common Stock

Treasury Stock

Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at January 1, 2012	4,602,170	$(426,717)
Treasury stock purchased in connection with long-term incentive plan	4,147	(272)
Balance at March 31, 2012	4,606,317	$(426,989)

As of March 31, 2011 and January 1, 2011, treasury stock shares totaled 4,561,014 and were valued at $424,210 thousand.

Common Stock

Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at January 1, 2012	12,820,742	$257
Common stock issued for the purchase of additional ViSalus interest	340,662	7
Common stock issued in connection with long-term incentive plan	16,855	-
Balance at March 31, 2012	13,178,259	$264

As of March 31, 2011 and January 1, 2011, common stock shares totaled 12,791,515 and were valued at $256 thousand.

12.           Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 42% and a negative 84%, respectively, which resulted in a provision for income taxes of an expense of $8.0 million and a benefit of $0.7 million, respectively. The effective rate in the three months ended March 31, 2012 was increased primarily as a result of no tax benefit being realized on foreign net operating losses. The effective tax rate for the three months ended March 31, 2011 was decreased primarily as a result of the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2012 but the amount cannot be estimated.

Return to Top

13.       Stock Based Compensation

As of March 31, 2012, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 1,020,449 shares authorized for grant under these plans as of March 31, 2012, and there were approximately 781,046 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and RSUs are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. A total of 18,447 RSUs were granted during the quarter ended March 31, 2012.

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the quarter ended March 31, 2012 and 2011 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2011	101,328	$42.20
Granted	18,447	74.07
Vested	(10,679)	40.01
Nonvested restricted stock and RSUs at March 31, 2012	109,096	47.80	$8,164
Total restricted stock and RSUs at March 31, 2012	144,298	$55.27	$10,798

Compensation expense related to restricted stock and RSUs for three months ended March 31, 2012 and 2011 was approximately $0.9 million and $0.4 million, respectively. The total recognized tax benefit for the three months ended March 31, 2012 and 2011 was approximately $0.3 million and $0.1 million.

Return to Top

As of March 31, 2012, there was $1.8 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 2.0 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of March 31, 2012 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	35,050	$109.76	0.91	$-
Options expired	(2,025)	98.19	-	-
Outstanding and exercisable at March 31, 2012	33,025	$110.47	0.64	$-

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

Within the Direct Selling segment, we design, manufacture or source, market and distribute an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand.  PartyLite also offers gourmet foods under the Two Sisters Gourmet® by PartyLite® brand name. PartyLite brand products are sold in North America, Europe and Australia. We also operate ViSalus Sciences®, which is focused on selling meal replacement shakes, nutritional supplements, nutritional cookies and energy drinks. Products in this segment are sold through networks of independent sales Consultants and Promoters. ViSalus brand products are sold in North America. The Company has aggregated these two businesses to form the Direct Selling segment based upon similarities in distribution channels, customers, operating metrics and management oversight.

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
	Three months ended March 31,
(In thousands)	2012	2011
Net sales:
Direct Selling	$236,418	$130,115
Multi-channel Group:
Catalog & Internet	33,795	37,217
Wholesale	12,933	13,710
Subtotal Multi-channel Group	46,728	50,927
Total	$283,146	$181,042
Earnings from continuing operations before income taxes:
Direct Selling	$21,132	$3,783
Multi-channel Group:
Catalog & Internet	(1,194)	828
Wholesale	(308)	(1,295)
Subtotal Multi-channel Group	(1,502)	(467)
Total	$19,630	$3,316
Other expense	(396)	(2,490)
Total	$19,234	$826

	March 31, 2012	December 31, 2011
Identifiable assets:
Direct Selling	$296,557	$262,144
Multi-channel Group:
Catalog & Internet	47,685	52,335
Wholesale	22,930	21,956
Subtotal Multi-channel Group	70,615	74,291
Unallocated Corporate	149,824	178,859
Total	$516,996	$515,294

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

As discussed in Note 4 to the Consolidated Financial Statements, the Company owns an investment through its ViSalus acquisition which involves related parties. RAM holds an approximate 5.4% interest in the investment. In addition to this interest, RAM also has a significant influence on the management of the investee and representation on its Board of Managers.

ViSalus entered into an agreement with FragMob LLC in October 2011 that extends to December 31, 2012 and is renewable. FragMob has agreed to provide ViSalus with software development and hosting services for a mobile phone application which allows ViSalus’s promoters to access their ViNet distributor account information on their smart phones. ViSalus paid $150,000 to FragMob for services provided beginning in March 2011 through December 31, 2011, and has agreed to pay a fee based on the number of users with a monthly minimum fee of $15,000 and a monthly maximum fee of $100,000 throughout 2012. Fees paid to FragMob for the quarter ended March 31, 2012 were $168,000. FragMob is owned in part by Ropart Asset Management Fund LLC, a related party, and the three founders of ViSalus.

Return to Top

16.    Contingencies

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

RESULTS OF OPERATIONS - Three months ended March 31, 2012 versus 2011:

Net Sales

Net sales for the three months ended March 31, 2012 increased $102.1 million, or 56% to $283.1 million, from $181.0 million in the comparable prior year period due to an increase in the direct selling segment.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the three months ended March 31, 2012 increased $106.3 million, or 82%, to $236.4 million from $130.1 million in the comparable prior year period. ViSalus’ net sales increased $116.7 million, or 585% to $136.7 million from $20.0 million last year. This growth is a result of an increase in promoters to over 92,000 this year from over 16,000 last year, as well as increased demand for its products. PartyLite’s net sales decreased $12.2 million, to $101.4 million from $113.6 million last year. Net sales for PartyLite U.S., Canada and Europe declined on a U.S. dollar basis by 6%, 15% and 13%, respectively, due to a decline in active independent consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the three months ended March 31, 2012 decreased $3.4 million, or 9%, to $33.8 million from $37.2 million in the comparable prior year period. This decrease was due to soft general merchandise sales and circulation reductions for the Walter Drake and Exposures catalogs as well as the discontinued Home Marketplace catalog partly offset by an increase for the Easy Comforts health and wellness catalog.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the three months ended March 31, 2012 decreased $0.8 million, or 6% to $12.9 million from $13.7 million in the comparable prior year period. The decrease in sales is due to lower case volumes, partly offset by price increases instituted in the latter part of last year to offset higher commodity costs and freight surcharges.

Gross Profit

Gross profit for the three months ended March 31, 2012, increased $78.0 million, or 74%, to $183.9 million from $105.9 million in the comparable prior year period. This growth was principally due to an increase in ViSalus’ gross profit due to higher sales volume partly offset by a decline for PartyLite due to lower sales in the U.S, Canada and Europe. Gross profit margin for the three months ended March 31, 2012 increased to 65.0% of Net sales from 58.5% in the comparable prior year period principally due to increased sales for ViSalus which realizes a higher gross margin than our other businesses.

Return to Top

Selling Expense

Selling expense for the three months ended March 31, 2012, increased $47.7 million, or 64%, to $122.1 million from $74.4 million in the comparable prior year period. This increase was primarily due to higher commission expense at ViSalus resulting from higher sales, as well as an increase at the Miles Kimball Company reflecting increased catalog circulation for health and wellness products. Partially offsetting these increases was a decline at PartyLite principally due to its sales shortfalls in North America and Europe. As a percentage of Net sales, selling expense increased to 43.1% of net sales for the quarter ended March 31, 2012, compared to 41.1% for the comparable prior year period.

Administrative and Other

Administrative and other expense for the three months ended March 31, 2012, increased $14.0 million, or 50%, to $42.2 million from $28.2 million in the comparable prior year period. This increase was principally due to additional headcount at ViSalus and higher credit card costs associated with ViSalus’ sales growth as well as equity incentive charges of $2.9 million incurred this year versus $2.2 million last year. Also contributing to this increase were PartyLite restructuring charges associated with the realignment of the North American distribution center of $1.1 million. As a percent of Net sales, administrative expense was 14.9% for the quarter ended March 31, 2012 and 15.6% for the comparable prior year period.

Operating Profit (Loss)

Operating profit for the three months ended March 31, 2012 increased $16.3 million to $19.6 million in the current period, compared to $3.3 million in the comparable prior year period. This increase is mainly due to the aforementioned sales increase within ViSalus, partially offset by lower sales within PartyLite and restructuring charges associated with the realignment of the PartyLite North American distribution center. Included within operating profit are ViSalus equity incentive charges of $2.9 million this year and $2.2 million last year.

Operating Profit - Direct Selling Segment

Operating profit for the three months ended March 31, 2012 in the Direct Selling segment was $21.1 million compared to $3.8 million in the comparable prior year period. This increase was primarily due to increased operating profit at ViSalus due to significantly higher sales partly offset by higher selling and administrative costs associated with its sales growth. Included within operating profit are ViSalus equity incentive charges of $2.9 million this year and $2.2 million last year. Partially offsetting this increase was lower sales within PartyLite and realignment costs for the PartyLite North American distribution center.

Operating Profit (Loss) - Catalog & Internet Segment

Operating loss for the three months ended March 31, 2012 in the Catalog & Internet segment was $1.2 million compared to operating profit of $0.8 million in the prior year. This decrease is primarily due to lower sales as well as increased catalog circulation focused on the health and wellness products.

Operating Loss - Wholesale Segment

Operating loss for the three months ended March 31, 2012 in the Wholesale segment decreased $1.0 million to $0.3 million versus $1.3 million in the comparable prior year period. The reduced loss is primarily the result of price increases instituted to offset higher commodity costs and freight surcharges.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the three months ended March 31, 2012 decreased approximately $0.4 million to $1.4 million from $1.8 million in the comparable prior year period. This decline was due to lower average outstanding debt this year versus last year.

Interest income for the three months ended March 31, 2012 increased approximately $0.2 million to $0.4 million from $0.2 million in the comparable prior year period mainly due to higher returns obtained from short-term investments.

Return to Top

Foreign exchange and other income was $0.6 million for the three months ended March 31, 2012 compared to a loss of $0.9 million in the comparable prior year. This year’s income includes gains on the sale of investments of approximately $0.3 million while last year’s loss includes an impairment of an auction rate security investment of $1.3 million.

Discontinued Operations

The net loss from discontinued operations for the three months ended March 31, 2011 of $2.4 million was associated with the Midwest-CBK business sold subsequently in May 2011 and the closure of Boca Java in February 2011.

Income Taxes

Our effective tax rate for the three months ended March 31, 2012 was 42% which resulted in a provision for income taxes of an expense of $8.0 million. This compares to a negative 84% for the three months ended March 31, 2011, which resulted in a benefit of $0.7 million. The effective rate in the three months ended March 31, 2012 was increased primarily as a result of no tax benefit being realized on foreign net operating losses. The effective tax rate for the three months ended March 31, 2011 was decreased primarily as a result of the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

Net Earnings Attributable to Noncontrolling Interests

The Net earnings attributable to noncontrolling interests for three months ended March 31, 2012 was $3.7 million compared to $0.2 million for the comparable prior year. This improvement is a result of the increase in ViSalus’ operating performance.

Net Earnings Attributable to Blyth, Inc.

Net earnings increased $8.5 million, to $7.5 million for the three months ended March 31, 2012 from a loss of $1.0 million in the comparable prior year period. The increase is primarily attributable to the increase in ViSalus’ operating performance this year and the loss from discontinued operations of $2.4 million recorded in the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased $44.5 million to $156.1 million at March 31, 2012 from $200.6 million at December 31, 2011. This decrease in cash during the first quarter of 2012 was primarily attributed to seasonal changes in working capital requirements, the purchase of short-term investments and the purchase of additional ownership interest in ViSalus. Cash held in foreign locations was $58.8 million as of March 31, 2012.

Cash used in operating activities of continuing operations was $4.2 million in the first three months of 2012. This was a decrease of $1.4 million compared to cash used in continuing operations of $5.6 million in the prior year. This improvement in cash from operations is due to lower working capital requirements due to lower accounts receivable and prepaid expense balances offset by higher inventory requirements. We have also endeavored to take advantage of early payment discounts on our accounts payable, thus decreasing the outstanding balance.

On an annual basis we typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. Due to the seasonal nature of our businesses we typically do not have positive cash flow from operations until our fourth quarter. Included in operating earnings were non-cash charges for depreciation and amortization, and amortization of unearned stock-based compensation of $2.7 million and $0.9 million, respectively.

Return to Top

Management is presently increasing inventory purchases in preparation for this year’s forecasted sales, and expects a use of cash exceeding the levels experienced in the prior year. If demand for our products falls short of expectations this could result in us having to maintain higher inventory balances than forecasted and could negatively impact our liquidity. Additionally, the existing credit environment may negatively impact the ability of our customers to obtain credit and consequently could negatively impact our sales and the collection of our receivables. We have taken steps to limit our exposure to our customers’ credit risk, including adjusting payment terms and expanding our credit approval procedures within our wholesale business.

Net cash used in investing activities was $41.2 million in the first three months of 2012. The primary uses of cash were for the additional purchase of ViSalus ownership for $22.5 million and a net increase in short term investments of $17.7 million.

We anticipate total capital spending of approximately $18.0 million for 2012. A major influence on the forecasted expenditures is our investment in the growth of the ViSalus and PartyLite operations as well as investments in information technology systems.

Net cash used in financing activities was $0.7 million.  This was primarily due to the early retirement of our senior notes due in November 2013.

We intend to and may be required to purchase the remaining interest in ViSalus to increase its ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting its original purchase agreement’s 2012 operating target. We have the option, but are not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of March 31, 2012, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $225 million to be paid in 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require us to obtain additional sources of external financing.

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

As of March 31, 2012, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2013. As of March 31, 2012, no amount was outstanding under this facility.

As of March 31, 2012, the Company had $1.8 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit.

As of March 31, 2012, Miles Kimball had approximately $6.6 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

Return to Top

The estimated fair value of our $99.2 million and $99.9 million total long-term debt (including capital leases) at March 31, 2012 and December 31, 2011 was approximately $102.2 million and $102.0 million, respectively. The fair value of the liability is determined using the fair value of our notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 1,500,000 shares, in addition to 3,000,000 shares authorized under the previous plan, which became effective after we exhausted the authorized amount under the old repurchase program. We have not repurchased any shares during the first month of 2012. As of March 31, 2012, the cumulative total shares purchased under the old and new programs was 3,352,602, at a total cost of approximately $251.6 million. The acquired shares are held as common stock in treasury at cost.

On March 15, 2012, the Board of Directors declared a cash dividend of $0.15 per share on the Company's common stock, for a total dividend payment of $1.3 million. The dividend was payable to shareholders of record as of April 2, 2012 and was paid on April 16, 2012.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first quarter of 2012. For a discussion of the Company’s critical accounting policies see our Transition Report on Form 10-K for the eleven month period ended December 31, 2011.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility. As of March 31, 2012, we held $30.1 million of short-term bond mutual funds and $1.4 million in preferred stock investments primarily in utility companies, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within Accumulated other comprehensive income (“AOCI) until the investment is sold or disposed of. The net after-tax gain related to the derivative net investment hedges in AOCI as of March 31, 2012 and December 31, 2011 was $5.6 million.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax unrealized gain included in AOCI at March 31, 2012 for cash flow hedges is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax gain included in AOCI at December 31, 2011 for cash flow hedges was $0.4 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of March 31, 2012:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$7,200	1.35	$118
Canadian Dollar	900	0.99	(15)
	$8,100		$103

The foreign exchange contracts outstanding have maturity dates through December 2012.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

    We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

 (b) Changes in internal control over financial reporting.

    There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation arising in the ordinary course of business. In our opinion, existing litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s Transition Report on Form 10-K for the eleven months ended December 31, 2011.

Return to Top

Part II.  OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the first quarter of the year ending December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	-	$-	-	1,147,398
February 1, 2012 – February 29, 2012	-	-	-	1,147,398
March 1, 2012– March 31, 2012	-	-	-	1,147,398
Total	-	-	-	1,147,398
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 250,000 shares of Common Stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 250,000 shares to 500,000 shares; on March 30, 2000 to increase the authorization by 250,000 shares to 750,000 shares; on December 14, 2000 to increase the authorization by 250,000 shares to 1.0 million shares; on April 4, 2002 to increase the authorization by 500,000 shares to 1.5 million shares; and on June 7, 2006 to increase the authorization by 1.5 million shares to 3.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 1.5 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of March 31, 2012, we have purchased a total of 3,352,602 shares of Common Stock under the old and new repurchase programs. The repurchase programs do not have expiration dates. We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split executed for the year ended January 31, 2009.

Item 3. Defaults upon Senior Securities

None.

Return to Top

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:                           May 4, 2012                                               By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                           May 4, 2012                                               By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer