Form 10-Q
period 2012-06-30
BLYTH INC
filed 2012-08-03
CIK 921503

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
17,241,833 Common Shares as of July 31, 2012, as adjusted to give effect to the two-for-one stock split as described in Item 1. Financial Statements

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2012	2011
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,654	$200,571
Short-term investments	39,336	34,742
Accounts receivable, less allowance for doubtful receivables of $553 and $490, respectively	12,091	14,289
Inventories	123,127	97,362
Prepaid assets	20,167	17,794
Deferred income taxes	18,535	13,703
Other current assets	19,298	29,043
Total current assets	399,208	407,504
Property, plant and equipment, at cost: Less accumulated depreciation of $161,754 and $158,607, respectively	88,588	84,516
Other assets:
Investments	2,695	5,414
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $14,264 and $13,929, respectively	10,496	9,971
Other assets	22,125	5,591
Total other assets	37,614	23,274
Total assets	$525,410	$515,294
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$702	$677
Accounts payable	44,883	50,545
Accrued expenses	118,023	75,249
Income taxes payable	3,490	7,255
Total current liabilities	167,098	133,726
Deferred income taxes	2,825	4,892
Long-term debt, less current maturities	98,359	99,206
Other liabilities	12,670	36,131
Commitments and contingencies	-	-
Redeemable noncontrolling interest	127,096	87,373
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,470,778 shares and 25,641,484 shares, respectively	530	514
Additional contributed capital	166,175	147,790
Retained earnings	363,521	420,349
Accumulated other comprehensive income	15,084	11,862
Treasury stock, at cost, 9,244,441 and 9,204,340 shares, respectively	(428,165)	(426,717)
Total stockholders' equity	117,145	153,798
Noncontrolling interest	217	168
Total equity	117,362	153,966
Total liabilities and equity	$525,410	$515,294
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net sales	$324,802	$191,526	$607,947	$372,568
Cost of goods sold	113,895	78,718	213,099	153,900
Gross profit	210,907	112,808	394,848	218,668
Selling	137,959	77,927	260,058	152,302
Administrative and other	53,961	35,660	96,173	63,829
Total operating expense	191,920	113,587	356,231	216,131
Operating profit (loss)	18,987	(779)	38,617	2,537
Other expense (income):
Interest expense	1,463	1,570	2,905	3,404
Interest income	(433)	(311)	(877)	(543)
Foreign exchange and other, net	(794)	(90)	(1,397)	798
Total other expense	236	1,169	631	3,659
Earnings (loss) from continuing operations before income taxes and noncontrolling interest	18,751	(1,948)	37,986	(1,122)
Income tax expense (benefit)	7,198	(1,303)	15,240	(1,999)
Earnings (loss) from continuing operations	11,553	(645)	22,746	877
Loss from discontinued operations, net of income tax	-	(2,056)	-	(4,411)
Loss on sale of discontinued operations, net of income tax	-	(2,645)	-	(2,645)
Net earnings (loss)	11,553	(5,346)	22,746	(6,179)
Less: Net earnings (loss) attributable to the noncontrolling interests	3,526	(103)	7,240	87
Net earnings (loss) attributable to Blyth, Inc.	$8,027	$(5,243)	$15,506	$(6,266)
Basic:
Net earnings (loss) from continuing operations	$0.46	$(0.03)	$0.90	$0.05
Net loss from discontinued operations	-	(0.29)	-	(0.43)
Net earnings (loss) attributable to Blyth, Inc.	$0.46	$(0.32)	$0.90	$(0.38)
Weighted average number of shares outstanding	17,288	16,578	17,209	16,555
Diluted:
Net earnings (loss) from continuing operations	$0.46	$(0.03)	$0.90	$0.05
Net loss from discontinued operations	-	(0.28)	-	(0.43)
Net earnings (loss) attributable to Blyth, Inc.	$0.46	$(0.31)	$0.90	$(0.38)
Weighted average number of shares outstanding	17,348	16,677	17,298	16,656
Cash dividend declared per share	$-	$0.05	$0.08	$0.05
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Six months ended June 30 (In thousands)	2012	2011
Net earnings (loss)	$22,746	$(6,179)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,783	7,168
Net unrealized gain (loss) on certain investments:
Unrealized holding gain arising during period	153	254
Less: Reclassification adjustments for (gain) loss included in net income	(477)	176
Net unrealized gain (loss)	(324)	430
Net unrealized gain (loss) on cash flow hedging instruments	(237)	(468)
Other comprehensive income	3,222	7,130
Total comprehensive income, net of tax	25,968	951
Less: comprehensive income attributable to noncontrolling interests	(7,240)	(87)
Comprehensive income attributable to Blyth, Inc.	$18,728	$864
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
For the six months ended June 30, 2011:
Balance, January 1, 2011 (as adjusted for stock split)	$512	$146,516	$513,587	$15,930	$(424,189)	$(2,262)	$250,094
Net earnings (loss) for the period			(6,266)			137	(6,129)	(50)
Reclass of noncontrolling interest to redeemable noncontrolling interest						2,333	2,333	(2,333)
Distribution to noncontrolling interest						(92)	(92)
Other comprehensive income				7,130			7,130
Stock-based compensation		600					600
Accretion of redeemable noncontrolling interest			(16,239)				(16,239)	16,239
Purchase of additional ViSalus interest			(2,160)				(2,160)
Dividends declared ($0.05 per share)			(829)				(829)
Treasury stock purchases 1					(261)		(261)
Balance, June 30, 2011	$512	$147,116	$488,093	$23,060	$(424,450)	$116	$234,447	$13,856
For the six months ended June 30, 2012:
Balance, January 1, 2012 (as adjusted for stock split)	$514	$147,790	$420,349	$11,862	$(426,717)	$168	153,966	$87,373
Net earnings for the period			15,506			139	15,645	7,101
Distribution to noncontrolling interest						(90)	(90)
Other comprehensive income				3,222			3,222
Stock-based compensation	2	3,771					3,773
Accretion of redeemable noncontrolling interest			(71,043)				(71,043)	71,043
Purchase of additional ViSalus interest	14	14,614					14,628	(38,421)
Dividends declared ($0.08 per share)			(1,291)				(1,291)
Treasury stock purchases 1					(1,448)		(1,448)
Balance, June 30, 2012	$530	$166,175	$363,521	$15,084	$(428,165)	$217	$117,362	$127,096
1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six months ended June 30 (In thousands)	2012	2011
Cash flows from operating activities:
Net earnings (loss) attributable to Blyth	$15,506	$(6,266)
Add net earnings attributable to noncontrolling interests	7,240	87
Loss from discontinued operations, net of tax	-	7,056
Earnings from continuing operations	22,746	877
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,413	5,969
Loss (gain) on sale of assets	(754)	1,150
Stock-based compensation expense	3,773	668
Deferred income taxes	(8,637)	(9,348)
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	2,102	(4,453)
Inventories	(26,158)	(8,524)
Prepaid and other	(3,116)	(4,729)
Other long-term assets	(1,740)	199
Accounts payable	(6,135)	(10,462)
Accrued expenses	48,284	(2,160)
Income taxes payable	(3,729)	(2,173)
Other liabilities and other	(23,001)	5,036
Net cash provided by (used in) operating activities of continuing operations	9,048	(27,950)
Net cash provided by (used in) operating activities of discontinued operations	(468)	3,542
Net cash provided by (used in) operating activities	8,580	(24,408)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(8,960)	(4,321)
Purchases of short-term investments	(35,274)	(900)
Proceeds from sale of short-term investments	30,862	10,592
Proceeds form the sale of discontinued operations	-	29,792
Purchases of additional ViSalus interest	(28,688)	(2,520)
Cash settlement of net investment hedges	-	638
Proceeds from sale of long-term investments	2,762	1,627
Net cash provided by (used in) investing activities	(39,298)	34,908
Cash flows from financing activities:
Repayments on long-term debt	(784)	(2,202)
Payments on capital lease obligations	(49)	(71)
Dividends paid	(1,291)	(829)
Distributions to noncontrolling interest	(90)	(92)
Net cash used in financing activities	(2,214)	(3,194)
Effect of exchange rate changes on cash	(985)	4,694
Net increase (decrease) in cash and cash equivalents	(33,917)	12,000
Cash and cash equivalents at beginning of period	200,571	196,135
Cash and cash equivalents at end of period	$166,654	$208,135
Supplemental disclosure of cash flow information:
Non-cash transactions:
Stock issued for ViSalus acquisition	$14,628	$-
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

1.           Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of June 30, 2012 and the consolidated results of its operations for the three and six month periods ended June 30, 2012 and 2011, and cash flows for the six month periods ended June 30, 2012 and 2011. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the eleven month period ended December 31, 2011, as set forth in the Company’s Transition Report on Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted this standard as of January 1, 2012. The early adoption of this standard did not have an impact on the Company’s consolidated financial condition or results of operations.

Change in fiscal year-end

On December 7, 2011, the Board of Directors approved a change in our fiscal year end from January 31st to December 31st, which was effective December 31, 2011. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with the Company and its other subsidiaries’ fiscal year ends. As a result of the Company’s change in its fiscal year-end, the reported results ended June 30, 2012 and 2011 represent a new quarterly reporting period.

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

Six months ended June 30 (In thousands)	2012			2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$5,164	$(1,381)	$3,783	$1,287	$5,881	$7,168
Net unrealized gain (loss) on certain investments:
Unrealized holding gain arising during period	187	(34)	153	228	26	254
Less: Reclassification adjustments for (gain) loss included in net income	(733)	256	(477)	293	(117)	176
Net unrealized gain (loss)	(546)	222	(324)	521	(91)	430
Net unrealized gain (loss) on cash flow hedging instruments	(352)	115	(237)	(720)	252	(468)
Other comprehensive income	$4,266	$(1,044)	$3,222	$1,088	$6,042	$7,130

Two-for-one stock split

On May 16, 2012, the Company’s Board of Directors announced a two-for-one stock split of its common stock effective in the form of a stock dividend of one share for each outstanding share. The record date for the stock split was June 1, 2012, and the additional shares were distributed on June 15, 2012. Accordingly, all per share amounts, weighted average shares outstanding, shares outstanding and shares repurchased presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock split. Shareholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the stock split from Retained Earnings to Common Stock.

Return to Top

2.           Discontinued Operations

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for $36.9 million and incurred a loss of $2.5 million, net of tax benefits. The agreement provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million, included within Other current assets, partially secured by fixed assets sold at the time of the transaction. The Company also received an advance payment of interest on the promissory note of $0.5 million at the time of closing. For the three and six months ended June 30, 2011, revenues were $7.7 million and $24.4 million, and losses before income taxes were $3.2 million and $5.2 million, respectively.

On May 29, 2012, the Company executed an amendment to the $11.9 million promissory note. This amendment provides the borrower with a ninety day extension to August 25, 2012. Interest on the ninety day extension accrues at 4.5% and is payable in arrears monthly.

On February 11, 2011, the Company assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. The proceeds from the sale of the assets were used to discharge the claims of the creditors. Revenue and losses before income taxes for Boca Java were not significant for the three and six months ended June 30, 2011.

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

In January 2012, the Company completed the third phase of its acquisition of ViSalus and increased its ownership to 72.7% for approximately $22.5 million in cash and the issuance of 681,324 unregistered shares of the Company’s common stock valued at $14.6 million, of which 340,662 shares may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the common stock was issued at a discount to its trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and were subsequently adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. The Company paid an additional $6.2 million in April 2012 after final determination of the actual 2011 EBITDA, bringing the total third phase acquisition cost to $43.3 million.

The Company intends to and may be required to purchase the remaining interest in ViSalus to increase its ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting its original purchase agreement’s 2012 operating target. The Company has the option, but is not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of June 30, 2012, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $271 million to be paid in 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require the Company to obtain additional sources of external financing.

Return to Top

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

The Company has also taken into account ViSalus’s governing documents, which afford the Company significant rights with respect to major corporate actions and the right to require the other owners of ViSalus’s equity to sell in certain circumstances. Finally, the Company considered the mechanisms that are in place to permit it to purchase the remaining noncontrolling interest in ViSalus.

As discussed above, the Company may be required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets its 2012 calendar year operating targets. As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company has begun recognizing these noncontrolling interest obligations outside of permanent equity and has accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed. The accretion of the redemption value has been recognized as a charge to retained earnings and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential could result in future adjustments in the Company’s earnings per share (“EPS”) should the redemption value exceed fair value. The carrying amount of the redeemable noncontrolling interests was $127.1 million as of June 30, 2012 and has been reflected as Redeemable noncontrolling interest in the Consolidated Balance Sheet. As of June 30, 2012, the estimated redemption value did not exceed fair value and no earnings per share adjustment was recorded.

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 15 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus, include its three founders (each of whom currently own approximately 6.3% of ViSalus for a total of 19.0%) (“the founders”), RAM which currently owns 4.0%, and a small group of employees and others who collectively own approximately 4.2% of ViSalus. Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each). Blyth’s second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  Blyth’s third investment in ViSalus of $28.7 million in cash and the issuance of 681,324 unregistered shares of common stock, was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 681,324 unregistered shares) and others ($7.6 million in cash, in the aggregate). Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 35.0% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

ViSalus has recorded equity incentive compensation expense related to certain equity rights and unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”.  For the three and six months ended June 30, 2012, the Company has recorded an expense of $9.6 million and $12.6 million  in Administrative and other expense, respectively, and $6.0 million and $8.2 million for the comparable prior year periods.  Additional expense (or expense reduction) may be recorded in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus’s future operating performance and may change significantly if ViSalus’s sales forecasts and operating profits exceed or fall short of projections.

Return to Top

4.           Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates their fair value.

The Company’s investments as of June 30, 2012 and December 31, 2011 consisted of a number of financial securities including an equity investment in preferred stocks, certificates of deposit, shares in mutual funds invested in short term bonds, pre-refunded and municipal bonds and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	June 30, 2012			December 31, 2011
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Pre-refunded and municipal bonds	$19,308	$19,117	(191)	19,781	19,781	-
Short-term bond mutual funds	20,000	20,219	219	15,000	14,961	(39)
Preferred stocks	393	574	181	2,172	2,928	756
Certificates of deposit	1,759	1,759	-	2,086	2,086	-
Other investment	362	362	-	400	400	-
Total investments	$41,822	$42,031	$209	$39,439	$40,156	$717
1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset.

As of June 30, 2012 and December 31, 2011, the Company held $19.1 million and $19.8 million, respectively, of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are valued based on quoted prices of similar instruments in inactive markets; interest earned on these investments is realized in Interest income in the Consolidated Statements of Earnings (Loss). As of June 30, 2012, the Company recorded an unrealized loss, net of tax of $0.1 million in AOCI and have outstanding contractual maturities through February 1, 2013.

As of June 30, 2012 and December 31, 2011, the Company held $20.2 million and $15.0 million, respectively, of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and losses on these investments that are considered temporary are recorded in AOCI. These securities are valued based on quoted prices in active markets. As of June 30, 2012, the Company recorded an unrealized gain, net of tax of $0.1 million and an insignificant amount as of December 31, 2012.

As of June 30, 2012 and December 31, 2011, the Company held $0.6 million and $2.9 million of preferred stock investments, respectively, which are classified as available for sale securities. These securities are valued based on quoted prices in inactive markets. The Company recorded an unrealized gain net of tax of $0.1 million and $0.5 million, as of June 30, 2012 and December 31, 2011, respectively, in AOCI.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.8 million and $2.1 million as of June 30, 2012 and December 31, 2011, respectively. These investments are recorded at fair value which approximates cost; interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings.

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. As of June 30, 2012 and December 31, 2011, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 15.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of June 30, 2012 and December 31, 2011, the fair value of these securities was $0.7 million and $0.8 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI. These mutual funds are included in Other assets in the Consolidated Balance Sheets.

Return to Top

The following table summarizes the proceeds and realized gains (losses) on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss) for the three and six months ended June 30, 2012 and 2011. Gains and losses reclassified from AOCI in the Consolidated Statement of Earnings are calculated using the specific identification method.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net proceeds	$19,867	$1,627	$33,259	$12,219
Realized gains (losses)	$393	$173	$733	$(1,126)

5.           Inventories

The components of inventory are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Raw materials	$7,691	$6,976
Finished goods	115,436	90,386
Total	$123,127	$97,362

As of June 30, 2012 and December 31, 2011, the inventory reserves totaled $13.3 million and $14.7 million, respectively and have been netted against the above amounts.

6.           Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and as such other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. As of June 30, 2012, there were no indications that a review was necessary.

As of June 30, 2012 and December 31, 2011 the carrying amount of the Company’s goodwill, within the Direct Selling segment, was $2.3 million.

In January 2012, the Company purchased two domain names for $0.9 million within the Direct selling segment. These assets will be accounted for as indefinite-lived intangibles.

Other intangible assets include indefinite-lived trade names, trademarks, domain names and customer relationships related to the Company’s acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog and Internet segment and ViSalus, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually as of January 31st, or sooner if circumstances indicate a condition of impairment may exist. As of June 30, 2012, there were no indications that a review was necessary.

Return to Top

       Other intangible assets, by segment, consisted of the following:
	Direct Selling Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	-	-	(13,929)	-	(13,929)
Impairments	(3,100)	(20,700)	-	(23,800)	-
Other intangibles at December 31, 2011	1,100	7,400	1,471	8,500	1,471
ViSalus additions	860	-	-	860	-
Amortization	-	-	(335)	-	(335)
Other intangibles at June 30, 2012	$1,960	$7,400	$1,136	$9,360	$1,136

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.2 million for the three months ended June 30, 2012 and 2011 and $0.3 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. The estimated annual amortization expense for 2012 is $0.6 million. The estimated amortization expense for the remaining three years beginning with 2013 is as follows: $0.6 million, $0.2 million and an insignificant amount to be amortized in 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarizes the financial assets and liabilities measured at fair value on a recurring basis as of  June 30, 2012 and December 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,759	$-	$1,759	$-
Pre-refunded bonds	19,117	-	19,117	-
Short-term bond mutual funds	20,219	20,219	-	-
Preferred stocks	574	-	574	-
Foreign exchange forward contracts	257	-	257	-
Deferred compensation plan assets 1	743	743	-	-
Total	$42,669	$20,962	$21,707	$-
Financial Liabilities
Foreign exchange forward contracts	$(476)	$-	$(476)	$-
1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,086	$-	$2,086	$-
Pre-refunded bonds	19,781	-	19,781	-
Short-term bond mutual funds	14,961	14,961	-	-
Preferred stocks	2,928	-	2,928	-
Foreign exchange forward contracts	674	-	674	-
Deferred compensation plan assets 1	750	750	-	-
Total	$41,180	$15,711	$25,469	$-
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of June 30, 2012 and 2011, there were no indications or circumstances indicating that an impairment might exist.

8.           Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of June 30, 2012, there was one outstanding net investment hedge open. The cumulative net after-tax gain related to net investment hedges in AOCI as of June 30, 2012 and December 31, 2011 was $5.4 million and $5.6 million, respectively.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax unrealized gain included in AOCI at June 30, 2012 for cash flow hedges is $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized gain included in AOCI at December 31, 2011 for cash flow hedges was $0.4 million.

Return to Top

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through March 2013.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:
	June 30, 2012		December 31, 2011
(In thousands)	Prepaid and Other	Accrued Expenses	Prepaid and Other
Derivatives designated as hedging instruments
Foreign exchange forward contracts in asset positions	$267	$-	$680
Foreign exchange forward contracts in liability positions	(10)	(476)	(6)
Net derivatives at fair value	$257	$(476)	$674

Gain and loss activity related to the Company’s Cash Flow hedges for the three and six months ended June 30, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2012	2011		2012		2011
				Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Foreign currency exchange forward contracts	$111	$(1,264)	Cost of goods sold	$148	$463	$(494)	$(841)

For the three and six months ended June 30, 2012, the Company recorded a gain of $0.1 million and a loss of $0.4 million, respectively, compared to a loss of $0.2 million and $0.3 million in both comparable prior year periods related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

9.           Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	June 30, 2012	December 31, 2011
Compensation and benefits	$36,522	$28,947
Visalus equity incentive compensation (1)	34,701	4,845
Deferred revenue	19,444	17,360
Promotional	8,254	6,837
Taxes, other than income	5,348	3,875
Other	13,754	13,385
Total	$118,023	$75,249
(1) Excluded noncurrent portion of Equity incentive compensation of $24.2 million which was included in Other liabilities at December 31, 2011

Return to Top

10.           Long-Term Debt

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. During the first quarter of 2012, the Company repurchased $0.5 million of these notes for $0.5 million, resulting in $92.4 million outstanding at June 30, 2012. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt. As of June 30, 2012, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $99.1 million and $99.9 million total long-term debt (including current portion) at June 30, 2012 and December 31, 2011 was approximately $101.0 million and $102.0 million, respectively. The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to the nature of the information used, the Company considers these inputs to be level 2.

As of June 30, 2012 and December 31, 2011, Miles Kimball had approximately $6.5 million and $6.7 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of June 30, 2012, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2013.  As of June 30, 2012, no amount was outstanding under this facility.

As of June 30, 2012, the Company had $1.5 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

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

Return to Top

The components of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings from continuing operations	$11,553	$(645)	$22,746	$877
Less net earnings attributable to noncontrolling interests	3,526	(103)	7,240	87
Net loss from discontinued operations	-	(2,056)	-	(4,411)
Loss on sale of discontinued operations, net of tax	-	(2,645)	-	(2,645)
Net earnings (loss) attributable to Blyth, Inc.	$8,027	$(5,243)	$15,506	$(6,266)

Weighted average number outstanding:
Common shares	17,213	16,495	17,133	16,477
Vested restricted stock units	75	83	76	78
Weighted average number of common shares outstanding:
Basic	17,288	16,578	17,209	16,555
Dilutive effect of stock options and non-vested restricted shares units	60	99	89	101
Diluted	17,348	16,677	17,298	16,656
Basic earnings per share
Net earnings (loss) from continuing operations	$0.46	$(0.03)	$0.90	$0.05
Net loss from discontinued operations	-	(0.29)	-	(0.43)
Net earnings (loss) attributable to Blyth, Inc.	$0.46	$(0.32)	$0.90	$(0.38)
Diluted earnings per share
Net earnings (loss) from continuing operations	$0.46	$(0.03)	$0.90	$0.05
Net loss from discontinued operations	-	(0.28)	-	(0.43)
Net earnings (loss) attributable to Blyth, Inc.	$0.46	$(0.31)	$0.90	$(0.38)

As of June 30, 2012 and 2011, options to purchase 32,250 shares and 85,100 shares common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

12.           Treasury and Common Stock

Treasury Stock

Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at January 1, 2011	9,122,028	$(424,189)
Treasury stock purchased in connection with long-term incentive plan	11,156	(261)
Balance at June 30, 2011	9,133,184	$(424,450)

Balance at January 1, 2012	9,204,340	$(426,717)
Treasury stock purchased in connection with long-term incentive plan	40,101	(1,448)
Balance at June 30, 2012	9,244,441	$(428,165)

Common Stock

Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at January 1, 2011	25,583,030	$512
Common stock issued in connection with long-term incentive plan	52,778	-
Balance at June 30, 2011	25,635,808	$512

Balance at January 1, 2012	25,641,484	$514
Common stock issued for the purchase of additional ViSalus interest	681,324	14
Common stock issued in connection with long-term incentive plan	147,970	2
Balance at June 30, 2012	26,470,778	$530

All share amounts, including shares outstanding and activity of Treasury stock and Common stock have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Return to Top

13.          Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2012 was 40%, which resulted in a provision for income taxes of $15.2 million. The effective rate in the six months ended June 30, 2012 was increased primarily as a result of no tax benefit being realized on certain foreign net operating losses.

For the six months ended June 30, 2011, the Company recorded a tax benefit of $2.0 million on a loss from continuing operations of $1.1 million.  The effective tax rate for the six months ended June 30, 2011 was primarily impacted by the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

The Company’s effective tax rate for the three months ended June 30, 2012 and 2011 was 38% and 67%, respectively, which resulted in a provision for income taxes of an expense of $7.2 million and a benefit of $1.3 million, respectively. The effective rate in the three months ended June 30, 2012 was increased primarily due to no tax benefit being realized on certain foreign net operating losses.  The effective tax rate for the three months ended June 30, 2011 was decreased primarily as a result of the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2012 but the amount cannot be estimated. There has been no material change in the Company’s contingency reserve for the three and six months ended June 30, 2012.

14.           Stock Based Compensation

As of June 30, 2012, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 2,040,897 shares authorized for grant under these plans as of June 30, 2012, and there were approximately 1,742,577 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and RSUs are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the three and six months ended June 30, 2012, a total of 40,104 RSUs and 76,998 RSUs were granted, respectively.

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the three and six month periods ended June 30, 2012 and 2011 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Return to Top

Transactions involving restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2011	202,656	$21.10
Granted	76,998	36.18
Vested	(144,698)	20.08
Forfeited	(4,500)	17.96
Nonvested restricted stock and RSUs at June 30, 2012	130,456	$31.24	$4,509
Total restricted stock and RSUs at June 30, 2012	209,942	$33.41	$7,256

Compensation expense related to restricted stock and RSUs for three months ended June 30, 2012 and 2011 was approximately $2.8 million and $0.3 million, respectively. The total recognized tax benefit for the three months ended June 30, 2012 and 2011 was approximately $1.1 million and $0.1 million. Compensation expense related to restricted stock and RSUs for six months ended June 30, 2012 and 2011 was approximately $3.8 million and $0.7 million, respectively. The total recognized tax benefit for the six months ended June 30, 2012 and 2011 was approximately $1.4 million and $0.2 million.

As of June 30, 2012, there was $2.4 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 2.0 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of June 30, 2012 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	70,100	$54.88	0.91	$-
Options expired	(37,850)	55.03	-	-
Outstanding and exercisable at June 30, 2012	32,250	$54.71	0.94	$-

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

All per share amounts, including weighted average option exercise prices and weighted average grant date fair value amounts, as well as shares outstanding and all share activity have been adjusted retroactively to reflect the two-for-one stock split.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net sales:
Direct Selling	$278,304	$140,862	$514,721	$270,977
Multi-channel Group:
Catalog & Internet	31,165	33,803	64,960	71,020
Wholesale	15,333	16,861	28,266	30,571
Subtotal Multi-channel Group	46,498	50,664	93,226	101,591
Total	$324,802	$191,526	$607,947	$372,568
Earnings from continuing operations before income taxes:
Direct Selling	$20,674	$1,153	$41,806	$4,936
Multi-channel Group:
Catalog & Internet	(2,067)	(1,411)	(3,261)	(583)
Wholesale	380	(521)	72	(1,816)
Subtotal Multi-channel Group	(1,687)	(1,932)	(3,189)	(2,399)
Total	$18,987	$(779)	$38,617	$2,537
Other expense	(236)	(1,169)	(631)	(3,659)
Total	$18,751	$(1,948)	$37,986	$(1,122)

	June 30, 2012	December 31, 2011
Identifiable assets:
Direct Selling	$318,564	$262,144
Multi-channel Group:
Catalog & Internet	51,043	52,335
Wholesale	22,693	21,956
Subtotal Multi-channel Group	73,736	74,291
Unallocated Corporate	133,110	178,859
Total	$525,410	$515,294

16.           Related Party Transactions

As discussed in Note 3 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. ViSalus is currently owned in part by RAM, which owns a significant noncontrolling interest in ViSalus. Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., President, PartyLite Worldwide and President, Direct Selling Group; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen (who is also a director of the Company), and brother of Robert B. Goergen, Jr., own, directly or indirectly, substantially all of the interests in RAM. Todd A. Goergen is a member of the Board of Managers of ViSalus. Mr. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 35.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

As discussed in Note 4 to the Consolidated Financial Statements, the Company owns an investment through its ViSalus acquisition which involves related parties. RAM holds an approximate 5.4% interest in the investment. In addition to this interest, RAM also has a significant influence on the management of the investee and representation on its Board of Managers.

Return to Top

ViSalus entered into an agreement with FragMob LLC in October 2011 that extends to December 31, 2012 and is renewable. FragMob agreed to provide ViSalus with software development and hosting services for a mobile phone application which allows ViSalus’s promoters to access their ViNet distributor account information on their smart phones. ViSalus paid $150,000 to FragMob for services provided beginning in March 2011 through December 31, 2011. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. Fees paid to FragMob for the three and six months ended June 30, 2012 for both services were $0.6 million and $1.2 million, respectively. FragMob is owned in part by Ropart Asset Management Fund LLC, a related party, and the three founders of ViSalus.

RAM paid $0.2 million to the Company during the eleven month transition period ended December 31, 2011 and $0.1 million for the six months ended June 30, 2012 to sublet office space, which we believe approximates the fair market rental for the rental period.

17.           Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Included within Other assets on the Company’s June 30, 2012 consolidated balance sheet is restricted cash of approximately $10 million which is being held by a third party bank in connection with a dispute with a former credit card processor for ViSalus. To recover the funds ViSalus has filed suit against the third parties who hold the ViSalus funds.

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

On May 16, 2012, the Company’s Board of Directors announced a two-for-one stock split of its common stock effective in the form of a stock dividend of one share for each outstanding share. The record date for the stock split was June 1, 2012, and the additional shares were distributed on June 15, 2012. Accordingly, all per share amounts, average shares outstanding, shares outstanding and shares repurchased presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock split. Shareholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the stock split to Common stock from Retained earnings.

RESULTS OF OPERATIONS - Three and six months ended June 30, 2012 versus 2011:

Net Sales

Net sales for the six months ended June 30, 2012 increased $235.3 million, or 63% to $607.9 million, from $372.6 million in the comparable prior year period due to strong sales growth in the direct selling segment.

Net sales for the three months ended June 30, 2012 increased $133.3 million, or 70% to $324.8 million, from $191.5 million in the comparable prior year period due to strong sales growth in the direct selling segment.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the six months ended June 30, 2012 increased $243.7 million, or 90%, to $514.7 million from $271.0 million in the comparable prior year period. ViSalus’ Net sales increased $266.4 million, or 440% to $327.0 million from $60.6 million last year. This growth is a result of an increase in the number of promoters to over 114,000 as of June 30, 2012 from over 28,000 in the comparable prior year period.

PartyLite’s Net sales decreased $25.6 million, to $188.2 million from $213.8 million last year. Net sales of PartyLite Europe and Canada were negatively impacted by foreign exchange rate fluctuations, therefore, excluding the impact of foreign currency, sales in PartyLite Europe and Canada declined 8% and 12%, respectively. Net sales for PartyLite U.S., Europe and Canada declined on a U.S. dollar basis by 9%, 14% and 15%, respectively, primarily due to lower active independent consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

Net sales in the Direct Selling segment for the three months ended June 30, 2012 increased $137.4 million, or 98%, to $278.3 million from $140.9 million in the comparable prior year period. ViSalus’ Net sales increased $149.8 million, or 369% to $190.4 million from $40.6 million last year. As mentioned above, this growth is a result of an increase in promoters over last year, as well as increased demand for its products due to a growing customer base.

Return to Top

PartyLite’s Net sales decreased $13.3 million, or 13%, to $86.8 million from $100.1 million last year. Net sales of PartyLite Europe and Canada were negatively impacted by foreign exchange rate fluctuations, therefore,  excluding the impact of foreign currency sales in PartyLite Europe and Canada declined 6% and 10%, respectively.  Net sales for PartyLite U.S., Europe and Canada declined on a U.S. dollar basis by 11%, 16% and 14%, respectively, primarily due to lower active independent consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the six months ended June 30, 2012 decreased $6.0 million, or 8%, to $65.0 million from $71.0 million in the comparable prior year period.  This decrease was due to soft demand for general merchandise products as well as a planned reduction in circulation for general merchandise catalogs. This decrease was partly offset by an increase in sales and circulation for health and wellness products.

Net sales in the Catalog & Internet segment for the three months ended June 30, 2012 decreased $2.6 million, or 8%, to $31.2 million from $33.8 million in the comparable prior year period. This decrease was due to soft demand for general merchandise products as well as a planned reduction in circulation for general merchandise catalogs, partly offset by an increase in sales and circulation for health and wellness products.

Net Sales - Wholesale Segment

Net sales in the Wholesale segment in the six months ended June 30, 2012 decreased $2.3 million, or 8% to $28.3 million from $30.6 million in the comparable prior year period. The decrease in sales is due to lower case volume, partly offset by price increases instituted in the early part of last year to offset higher commodity costs and freight surcharges.

Net sales in the Wholesale segment in the three months ended June 30, 2012 decreased $1.6 million, or 9% to $15.3 million from $16.9 million in the comparable prior year period. The decrease in sales is due to lower case volume, partly offset by price increases instituted in the latter part of last year to offset higher commodity costs and freight surcharges.

Gross Profit

Gross profit for the six months ended June 30, 2012, increased $176.1 million, or 81%, to $394.8 million from $218.7 million in the comparable prior year period. This increase was principally due to an increase in ViSalus’ gross profit due to higher sales volume partly offset by a decline for PartyLite due to lower sales in Europe, U.S., and Canada and restructuring charges associated with the realignment of the PartyLite North American distribution center of $0.7 million. Gross profit margin for the six months ended June 30, 2012 increased to 64.9% of Net sales from 58.7% in the comparable prior year period principally due to increased sales for ViSalus, which has a higher gross margin than our other businesses.

Gross profit for the three months ended June 30, 2012, increased $98.1 million, or 87%, to $210.9 million from $112.8 million in the comparable prior year period. This increase was principally due to an increase in ViSalus’ gross profit due to higher sales volume partly offset by a decline for PartyLite due to lower sales in Europe, U.S., and Canada. Gross profit margin for the three months ended June 30, 2012 increased to 64.9% of Net sales from 58.9% in the comparable prior year period principally due to increased sales for ViSalus, which has a higher gross margin than our other businesses.

Selling Expense

Selling expense for the six months ended June 30, 2012, increased $107.8 million, or 71%, to $260.1 million from $152.3 million in the comparable prior year period. This increase was primarily due to higher commission expense at ViSalus resulting from higher sales, as well as an increase at the Miles Kimball Company reflecting increased catalog circulation for health and wellness products. Partially offsetting these increases was a decline at PartyLite principally due to its sales shortfalls in Europe and North America. As a percentage of Net sales, selling expense increased to 42.8% for the six months ended June 30, 2012, compared to 40.9% for the comparable prior year period.

Return to Top

Selling expense for the three months ended June 30, 2012, increased $60.1 million, or 77%, to $138.0 million from $77.9 million in the comparable prior year period. This increase was primarily due to higher commission expense at ViSalus resulting from higher sales. Partially offsetting this increase was a decline at PartyLite principally due to its sales shortfalls in Europe and North America. As a percentage of Net sales, selling expense increased to 42.5% for the three months ended June 30, 2012, compared to 40.7% for the comparable prior year period.

Administrative and Other

Administrative and other expense for the six months ended June 30, 2012, increased $32.4 million, or 51%, to $96.2 million from $63.8 million in the comparable prior year period.  This increase was principally due to additional headcount at ViSalus, larger-scale promotional events resulting from an increased number of ViSalus promoters, higher credit card costs associated with ViSalus’ sales growth, and equity incentive charges of $12.6 million incurred this year versus $8.2 million last year. Also contributing to this increase were PartyLite restructuring charges associated with the realignment of the North American distribution center of $0.7 million. These increases were partially offset by lower headcount at PartyLite as well as cost management programs in the Wholesale and Catolog & Internet segments. As a percent of Net sales, administrative expense was 15.8% for the six months ended June 30, 2012 and 17.1% for the comparable prior year period.

Administrative and other expense for the three months ended June 30, 2012, increased $18.3 million, or 51%, to $54.0 million from $35.7 million in the comparable prior year period. This increase was principally due to additional headcount at ViSalus and higher credit card costs associated with ViSalus’ sales growth as well as equity incentive charges of $9.6 million incurred this year versus $6.0 million last year. These increases were partially offset by lower headcount at PartyLite as well as cost management programs in the Wholesale and Catolog & Internet segments. As a percent of Net sales, administrative expense was 16.6% for the three months ended June 30, 2012 and 18.6% for the comparable prior year period.

Operating Profit (Loss)

Operating profit for the six months ended June 30, 2012 increased $36.1 million to $38.6 million in the current period, compared to $2.5 million in the comparable prior year period. This increase is mainly due to the aforementioned sales increase at ViSalus, partially offset by lower sales within PartyLite, and restructuring charges associated with the realignment of the PartyLite North American distribution center of $1.4 million. Included within operating profit are ViSalus equity incentive charges of $12.6 million this year and $8.2 million last year.

Operating profit for the three months ended June 30, 2012 increased $19.8 million to $19.0 million in the current period, compared to operating loss of $0.8 million in the comparable prior year period. This increase is mainly due to the aforementioned sales increase at ViSalus, partially offset by lower sales within PartyLite and restructuring charges of $0.2 million associated with the realignment of the PartyLite North American distribution center. Included within operating profit are ViSalus equity incentive charges of $9.6 million this year and $6.0 million last year.

Operating Profit - Direct Selling Segment

Operating profit for the six months ended June 30, 2012 in the Direct Selling segment was $41.8 million compared to $4.9 million in the comparable prior year period. This increase was primarily due to increased operating profit at ViSalus due to significantly higher sales. Included within operating profit are ViSalus equity incentive charges of $12.6 million this year and $8.2 million last year. Partially offsetting this increase were lower sales within PartyLite and realignment costs for the PartyLite North American distribution center of $1.4 million.

Operating profit for the three months ended June 30, 2012 in the Direct Selling segment was $20.7 million compared to $1.2 million in the comparable prior year period. This increase was primarily due to increased operating profit at ViSalus due to significantly higher sales. Included within operating profit are ViSalus equity incentive charges of $9.6 million this year and $6.0 million last year. Partially offsetting this increase were lower sales within PartyLite and realignment costs of $0.2 million for the PartyLite North American distribution center.

Return to Top

Operating Profit (Loss) - Catalog & Internet Segment

Operating loss for the six months ended June 30, 2012 in the Catalog & Internet segment was $3.3 million compared to $0.6 million in the prior year. This decrease is primarily due to lower sales and increased catalog circulation focused on health and wellness products partly offset by lower overhead costs resulting from  cost management programs.

Operating loss for the three months ended June 30, 2012 in the Catalog & Internet segment was $2.1 million compared to $1.4 million in the prior year. This decrease is primarily due to lower sales.

Operating Profit - Wholesale Segment

Operating profit for the six months ended June 30, 2012 in the Wholesale segment increased $1.9 million to $0.1 million versus an operating loss of $1.8 million in the comparable prior year period. The improvement is primarily the result of price increases instituted in the prior year as well as lower commodity and freight costs and savings related to cost management programs, partially offset by decreased sales from lower case volumes.

Operating profit for the three months ended June 30, 2012 in the Wholesale segment increased $0.9 million to $0.4 million versus an operating loss of $0.5 million in the comparable prior year period. The improvement is primarily the result of price increases instituted in the prior year as well as lower commodity and freight costs and savings related to cost management programs, partially offset by decreased sales from lower case volumes.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the six months ended June 30, 2012 decreased approximately $0.5 million to $2.9 million from $3.4 million in the comparable prior year period. Interest expense for the three months ended June 30, 2012 decreased approximately $0.1 million to $1.5 million from $1.6 million in the comparable prior year period. These declines were due to lower average outstanding debt this year versus last year, primarily related to repurchases of Senior Notes made this and last year.

Interest income for the six months ended June 30, 2012 increased approximately $0.4 million to $0.9 million from $0.5 million in the comparable prior year period. Interest income for the three months ended June 30, 2012 increased approximately $0.1 million to $0.4 million from $0.3 million in the comparable prior year period. These increases were mainly due to higher returns obtained from short-term investments and interest income on a promissory note related to the sale of Midwest-CBK.

Foreign exchange and other, net was income of $1.4 million for the six months ended June 30, 2012 compared to a loss of $0.8 million in the comparable prior year. This year’s income includes gains on the sale of investments of approximately $0.6 million while last year’s loss includes an impairment of an auction rate security investment of $1.3 million. Foreign exchange and other, net was income of $0.8 million for the three months ended June 30, 2012 compared to income of $0.1 million in the comparable prior year.

Discontinued Operations

The net loss from discontinued operations (including loss on sale of discontinued operations of $2.6 million for the three and six months ended June 30, 2011) of $4.7 million and $7.1 million for the three and six months ended June 30, 2011 was associated with the Midwest-CBK business sold in May 2011 and the closure of Boca Java in February 2011.

Income Taxes

Our effective tax rate for the six months ended June 30, 2012 was 40% which resulted in a provision for income taxes of $15.2 million. The effective rate in the six months ended June 30, 2012 was increased primarily as a result of no tax benefit being realized on certain foreign net operating losses.

Return to Top

For the six months ended June 30, 2011, we recorded a tax benefit of $2.0 million on a loss from continuing operations of $1.1 million. The effective tax rate for the six months ended June 30, 2011 was primarily impacted by the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

Our effective tax rate for the three months ended June 30, 2012 was 38% which resulted in a provision for income taxes of an expense of $7.2 million. This compares to 67% for the three months ended June 30, 2011, which resulted in a benefit of $1.3 million. The effective rate in the three months ended June 30, 2012 was increased primarily due to no tax benefit being realized on certain foreign net operating losses. The effective tax rate for the three months ended June 30, 2011 was decreased primarily as a result of the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

Net Earnings Attributable to Noncontrolling Interests

The Net earnings attributable to noncontrolling interests for six months ended June 30, 2012 was $7.2 million compared to $0.1 million for the comparable prior year. This improvement is primarily the result of the increase in ViSalus’ operating performance.

The Net earnings attributable to noncontrolling interests for the three months ended June 30, 2011 was $3.5 million compared to a loss of $0.1 million for the comparable prior year.  This improvement is primarily the result of the increase in ViSalus’ operating performance.

Net Earnings (Loss) Attributable to Blyth, Inc.

Net earnings increased $21.8 million, to $15.5 million for the six months ended June 30, 2012 from a loss of $6.3 million in the comparable prior year period. The increase is primarily attributable to the increase in ViSalus’ operating performance this year and the loss from discontinued operations of $7.1 million recorded in the prior year.

Net earnings increased $13.2 million, to $8.0 million for the three months ended June 30, 2012 from a loss of $5.2 million in the comparable prior year period. The increase is primarily attributable to the increase in ViSalus’ operating performance this year and the loss from discontinued operations of $4.7 million recorded in the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased $33.9 million to $166.7 million at June 30, 2012 from $200.6 million at December 31, 2011. This decrease in cash during the six months ended June 30, 2012 was primarily attributed to the purchase of additional ownership interest in ViSalus, changes in working capital requirements due to growth of ViSalus, capital expenditures and payment of dividends. Cash held in foreign locations was $64.1 million as of June 30, 2012.

Cash provided by operating activities of continuing operations was $9.0 million in the first six months of 2012. This was an increase of $37.0 million compared to cash used in continuing operations of $28.0 million in the prior year. This improvement in cash from operations is due primarily to the improved operating performance at ViSalus and lower inventory balances at PartyLite. Offsetting this increase were higher working capital needs at ViSalus mainly in inventories due to the growth of ViSalus. Included in operating earnings were non-cash charges for depreciation and amortization, and amortization of unearned stock-based compensation of $5.4 million and $3.8 million, respectively.

Management is presently increasing inventory purchases in preparation for this year’s forecasted sales, and expects a use of cash exceeding the levels experienced in the prior year. If demand for our products falls short of expectations this will result in higher inventory balances than forecasted and could negatively impact our liquidity. Additionally, the existing credit environment may negatively impact the ability of our customers within our Wholesale segment to obtain credit and consequently could negatively impact our sales and the collection of our receivables. We have taken steps to limit our exposure to our customers’ credit risk, including adjusting payment terms and expanding our credit approval procedures within our wholesale business.

Return to Top

Net cash used in investing activities was $39.3 million in the first six months of 2012. The primary uses of cash were for the additional purchase of ViSalus ownership for $28.7 million, a net increase in short term investments of $4.4 million and $9.0 million for capital expenditures.

We anticipate total capital spending of approximately $20.0 million for 2012. A major influence on the forecasted expenditures is our investment in the growth of the ViSalus and PartyLite operations as well as investments in information technology systems.

Net cash used in financing activities was $2.2 million. This was primarily due to dividends paid of $1.3 million in April 2012 and $0.5 million for the early retirement of our senior notes due in November 2013.

We intend to and may be required to purchase the remaining interest in ViSalus to increase its ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting its original purchase agreement’s 2012 operating target.  We have the option, but are not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of June 30, 2012, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $271 million to be paid in the first half of 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require us to obtain additional sources of external financing.

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

As of June 30, 2012, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2013.  As of June 30, 2012, no amount was outstanding under this facility.

As of June 30, 2012, the Company had $1.5 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit.

As of June 30, 2012, Miles Kimball had approximately $6.5 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The estimated fair value of our $99.1 million and $99.9 million total long-term debt (including capital leases) at June 30, 2012 and December 31, 2011 was approximately $101.0 million and $102.0 million, respectively. The fair value of the liability is determined using the fair value of our notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

Return to Top

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 3,000,000 shares, in addition to 6,000,000 shares authorized under the previous plan, which became effective after we exhausted the authorized amount under the old repurchase program. We have not repurchased any shares during the first six months of 2012. As of June 30, 2012, the cumulative total shares purchased under the old and new programs was 6,705,204, at a total cost of approximately $251.6 million. The acquired shares are held as common stock in treasury at cost.

On March 15, 2012, the Board of Directors declared a cash dividend of $0.08 per share on the Company's common stock, for a total dividend payment of $1.3 million. The dividend was payable to shareholders of record as of April 2, 2012 and was paid on April 16, 2012.

Critical Accounting Policies

There were no changes to our critical accounting policies in the second quarter of 2012. For a discussion of the Company’s critical accounting policies see our Transition Report on Form 10-K for the eleven month period ended December 31, 2011.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility. As of June 30, 2012, we held $20.2 million of short-term bond mutual funds and $19.1 million of pre-refunded and municipal bonds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within Accumulated other comprehensive income (“AOCI) until the investment is sold or disposed of. The net after-tax gain related to the derivative net investment hedges in AOCI as of June 30, 2012 and December 31, 2011 was $5.4 million and $5.6 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax unrealized gain included in AOCI at June 30, 2012 for cash flow hedges is $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax gain included in AOCI at December 31, 2011 for cash flow hedges was $0.4 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of June 30, 2012:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$5,450	1.33	$257

Return to Top

All foreign exchange contracts outstanding have maturity dates through March 2013.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

 (b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Return to Top

Part II.  OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the second quarter of the year ending December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	-	$-	-	2,294,796
May 1, 2012 – May 31, 2012	-	-	-	2,294,796
June 1, 2012– June 30, 2012	-	-	-	2,294,796
Total	-	-	-	2,294,796

1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of Common Stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1,000,000 shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1,500,000 shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1,000,000 shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of June 30, 2012, we have purchased a total of 6,705,204 shares of Common Stock under the old and new repurchase programs. The repurchase programs do not have expiration dates. We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split executed for the year ended January 31, 2009 and the 2-for-1 stock split executed for the quarter ended June 30, 2012.

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

BLYTH, INC.

Date:                           August 3, 2012                                           By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                           August 3, 2012                                           By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer