Form 10-Q/A
period 2012-06-30
BLYTH INC
filed 2012-08-10
CIK 921503

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the Form 10-Q), as filed with the Securities and Exchange Commission on August 3, 2012, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Company’s Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the unaudited Consolidated Statements of Earnings (Loss) for the Three and Six Months Ended June 30, 2012 and 2011, (iii) the unaudited Consolidated Statement of Comprehensive Income for the Six Months Ended June 30, 2012 and 2011, (iv) the unaudited Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2012 and 2011, (v) the unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (vi) the unaudited Notes to Consolidated Financial Statements.

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

BLYTH, INC.

Date:                           August 10, 2012                                                                           By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                           August 10, 2012                                                                           By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer

3