Form 10-Q
period 2012-09-30
BLYTH INC
filed 2012-11-07
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
17,057,799 Common Shares as of October 31, 2012, as adjusted to give effect to the two-for-one stock split as described in Item 1. Financial Statements

BLYTH, INC.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012	2011
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,824	$200,571
Short-term investments	43,382	34,742
Accounts receivable, less allowance for doubtful receivables of $674 and $380, respectively	8,337	6,810
Inventories	121,951	90,357
Prepaid assets	16,556	17,695
Deferred income taxes	30,304	13,703
Other current assets	22,797	28,951
Current assets held for sale	17,733	17,852
Total current assets	399,884	410,681
Property, plant and equipment, at cost: Less accumulated depreciation of $141,739 and $144,028, respectively	90,868	81,339
Other assets:
Investments	2,436	5,414
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $14,419 and $13,929, respectively	9,547	9,971
Other assets	17,796	5,591
Total other assets	32,077	23,274
Total assets	$522,829	$515,294
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$756	$677
Accounts payable	41,708	47,452
Accrued expenses	115,653	70,604
Dividends payable	1,731	-
Income taxes payable	7,660	7,281
Current liabilities held for sale	7,001	7,724
Total current liabilities	174,509	133,738
Deferred income taxes	3,604	4,892
Long-term debt, less current maturities	91,261	99,206
Other liabilities	13,025	36,119
Commitments and contingencies	-	-
Redeemable noncontrolling interest	132,362	87,373
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	-	-
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,496,210 shares and 25,641,484 shares, respectively	530	514
Additional contributed capital	166,864	147,790
Retained earnings	361,224	420,349
Accumulated other comprehensive income	14,848	11,862
Treasury stock, at cost, 9,532,903 and 9,204,340 shares, respectively	(435,646)	(426,717)
Total stockholders' equity	107,820	153,798
Noncontrolling interest	248	168
Total equity	108,068	153,966
Total liabilities and equity	$522,829	$515,294

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net sales	$268,811	$191,547	$848,493	$533,545
Cost of goods sold	92,086	66,100	283,250	194,131
Gross profit	176,725	125,447	565,243	339,414
Selling	122,837	90,730	380,301	240,276
Administrative and other	46,094	39,588	140,147	101,438
Total operating expense	168,931	130,318	520,448	341,714
Operating profit (loss)	7,794	(4,871)	44,795	(2,300)
Other expense (income):
Interest expense	1,567	1,583	4,472	4,988
Interest income	(278)	(356)	(1,155)	(900)
Foreign exchange and other, net	(750)	952	(2,146)	1,749
Total other expense	539	2,179	1,171	5,837
Earnings (loss) from continuing operations before income taxes and noncontrolling interest	7,255	(7,050)	43,624	(8,137)
Income tax expense (benefit)	3,050	(2,005)	17,724	(3,992)
Earnings (loss) from continuing operations	4,205	(5,045)	25,900	(4,145)
Earnings (loss) from discontinued operations, net of income tax	571	10	1,622	(4,423)
Loss on sale of discontinued operations, net of income tax	-	(315)	-	(2,960)
Net earnings (loss)	4,776	(5,350)	27,522	(11,528)
Less: Net earnings attributable to the noncontrolling interests	4,031	270	11,271	358
Net earnings (loss) attributable to Blyth, Inc.	$745	$(5,620)	$16,251	$(11,886)
Basic:
Net earnings (loss) from continuing operations	$0.01	$(0.32)	$0.85	$(0.27)
Net earnings (loss) from discontinued operations	0.03	(0.02)	0.09	(0.45)
Net earnings (loss) attributable to Blyth, Inc.	$0.04	$(0.34)	$0.94	$(0.72)
Weighted average number of shares outstanding	17,302	16,558	17,241	16,556
Diluted:
Net earnings (loss) from continuing operations	$0.01	$(0.32)	$0.85	$(0.27)
Net earnings (loss) from discontinued operations	0.03	(0.02)	0.09	(0.45)
Net earnings (loss) attributable to Blyth, Inc.	$0.04	$(0.34)	$0.94	$(0.72)
Weighted average number of shares outstanding	17,358	16,670	17,317	16,661
Cash dividend declared per share	$0.10	$0.05	$0.18	$0.10

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Nine months ended September 30 (In thousands)	2012	2011
Net earnings (loss)	$27,522	$(11,528)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,704	(4,496)
Net unrealized gain (loss) on certain investments:
Unrealized holding gain arising during period	372	321
Less: Reclassification adjustments for (gain) loss included in net income	(597)	176
Net unrealized gain (loss)	(225)	497
Net unrealized gain (loss) on cash flow hedging instruments	(493)	214
Other comprehensive income (loss)	2,986	(3,785)
Total comprehensive income (loss), net of tax	30,508	(15,313)
Less: comprehensive income attributable to noncontrolling interests	(11,271)	(358)
Comprehensive income (loss) attributable to Blyth, Inc.	$19,237	$(15,671)

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
For the nine months ended September 30, 2011:
Balance, January 1, 2011 (as adjusted for stock split)	$512	$146,516	$513,587	$15,930	$(424,189)	$(2,262)	$250,094
Net earnings (loss) for the period			(11,886)			208	(11,678)	150
Reclass of noncontrolling interest to redeemable noncontrolling interest						2,333	2,333	(2,333)
Distribution to noncontrolling interest						(137)	(137)
Other comprehensive income				(3,785)			(3,785)
Stock-based compensation		999					999
Common stock issued in connection with longterm incentive plan	2	(2)					-
Accretion of redeemable noncontrolling interest			(43,593)				(43,593)	43,593
Purchase of additional ViSalus interest			(2,160)				(2,160)
Dividends declared ($0.10 per share)			(1,654)				(1,654)
Treasury stock purchases 1					(2,512)		(2,512)
Balance, September 30, 2011	$514	$147,513	$454,294	$12,145	$(426,701)	$142	$187,907	$41,410
For the nine months ended September 30, 2012:
Balance, January 1, 2012 (as adjusted for stock split)	$514	$147,790	$420,349	$11,862	$(426,717)	$168	153,966	$87,373
Net earnings for the period			16,251			215	16,466	11,056
Distribution to noncontrolling interest						(135)	(135)
Other comprehensive income				2,986			2,986
Stock-based compensation	2	4,460					4,462
Accretion of redeemable noncontrolling interest			(72,354)				(72,354)	72,354
Purchase of additional ViSalus interest	14	14,614					14,628	(38,421)
Dividends declared ($0.18 per share)			(3,022)				(3,022)
Treasury stock purchases 1					(8,929)		(8,929)
Balance, September 30, 2012	$530	$166,864	$361,224	$14,848	$(435,646)	$248	$108,068	$132,362
1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units of $1.6 million as of September 30, 2012 and $0.2 million as of September 30, 2011.

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine months ended September 30 (In thousands)	2012	2011
Cash flows from operating activities:
Net earnings (loss) attributable to Blyth	$16,251	$(11,886)
Add net earnings attributable to noncontrolling interests	11,271	358
(Earnings) loss from discontinued operations, net of tax	(1,622)	7,383
Earnings (loss) from continuing operations	25,900	(4,145)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,892	8,546
Loss on sale of assets	438	1,151
Stock-based compensation expense	4,462	1,088
Deferred income taxes	(15,705)	(6,280)
Changes in operating assets and liabilities:
Accounts receivable	(1,501)	(3,153)
Inventories	(31,595)	(23,955)
Prepaid and other	(3,284)	(14,512)
Other long-term assets	(1,713)	9
Accounts payable	(6,272)	(8,468)
Accrued expenses	49,236	16,160
Income taxes payable	372	(3,178)
Other liabilities and other	(24,278)	5,351
Net cash provided by (used in) operating activities of continuing operations	3,952	(31,386)
Net cash provided by operating activities of discontinued operations	673	553
Net cash provided by (used in) operating activities	4,625	(30,833)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(15,960)	(5,902)
Purchases of short-term investments	(58,753)	(15,363)
Proceeds from sale of short-term investments	50,256	10,592
Proceeds form the sale of discontinued operations	-	31,193
Purchases of additional ViSalus interest	(28,688)	(2,520)
Cash settlement of net investment hedges	-	638
Proceeds from sale of long-term investments	3,360	1,627
Net cash provided by (used in) investing activities	(49,785)	20,265
Cash flows from financing activities:
Repayments on long-term debt	(7,930)	(8,861)
Purchases of treasury stock	(7,306)	(2,231)
Payments on capital lease obligations	(91)	(79)
Dividends paid	(1,291)	(829)
Distributions to noncontrolling interest	(135)	(137)
Net cash used in financing activities	(16,753)	(12,137)
Effect of exchange rate changes on cash	166	2,279
Net decrease in cash and cash equivalents	(61,747)	(20,426)
Cash and cash equivalents at beginning of period	200,571	196,135
Cash and cash equivalents at end of period	$138,824	$175,709
Supplemental disclosure of cash flow information:
Non-cash transactions:
Stock issued for ViSalus acquisition	$14,628	$-

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blyth, Inc. (the “Company”) is primarily a direct to consumer business focused on the direct selling and direct marketing channels operating in two segments. In the Direct Selling segment, the Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts; nutritional supplements such as meal replacement shakes, vitamins and energy mixes. In the Catalog & Internet segment the Company markets a variety of functional household products, convenience items and personalized gifts sold within mail order catalogs and Internet websites. The Company’s products can be found throughout North America, Europe and Australia.

1.           Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of September 30, 2012 and the consolidated results of its operations for the three and nine month periods ended September 30, 2012 and 2011, and cash flows for the nine month periods ended September 30, 2012 and 2011. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the eleven month period ended December 31, 2011, as set forth in the Company’s Transition Report on Form 10-K. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash. The purchase agreement also provides for an adjustment to be paid if net working capital is below a certain level at the time of sale. The operating results of Sterno have been presented as discontinued operations for all periods presented as more fully detailed in Note 2 to the consolidated financial statements.

In 2011, the Company sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 2 to the consolidated financial statements. The results of operations for these businesses have been presented as discontinued operations.

Recently Adopted Accounting Guidance

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. The Company adopted ASU No. 2011-04 as of January 1, 2012. This standard did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05", which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, was adopted on January 1, 2012. This standard impacted presentation only and did not affect the Company’s consolidated financial condition or results of operations.

Return to Top

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This standard did not have an impact on the Company’s consolidated financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted this standard as of January 1, 2012. The early adoption of this standard did not have an impact on the Company’s consolidated financial condition or results of operations.

Recent Accounting Guidance

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This disclosure applies to long-lived intangible assets, other than goodwill, that are not subject to amortization on the basis that they have indefinite useful lives. This standard is intended to simplify impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the new standard, a company will not be required to calculate the fair value of the intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the asset is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment of the asset). The amended impairment guidance does not affect the manner in which fair value is determined. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

Change in fiscal year-end

On December 7, 2011, the Board of Directors approved a change in our fiscal year end from January 31st to December 31st, which was effective December 31, 2011. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with the Company and its other subsidiaries’ fiscal year ends. As a result of the Company’s change in its fiscal year-end, the reported results ended September 30, 2012 and 2011 represent a new quarterly reporting period.

Return to Top

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

	2012			2011
Nine months ended September 30 (In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$4,067	$(363)	$3,704	$(5,422)	$926	$(4,496)
Net unrealized gain (loss) on certain investments:
Unrealized holding gain arising during period	526	(154)	372	383	(62)	321
Less: Reclassification adjustments for (gain) loss included in net income	(919)	322	(597)	293	(117)	176
Net unrealized gain (loss)	(393)	168	(225)	676	(179)	497
Net unrealized gain (loss) on cash flow hedging instruments	(745)	252	(493)	329	(115)	214
Other comprehensive income	$2,929	$57	$2,986	$(4,417)	$632	$(3,785)

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

2.           Discontinued Operations

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash. The purchase agreement also provides for an adjustment to be paid if net working capital is below a certain level at the time of sale. For the three and nine months ended September 30, 2012, revenues were $15.2 million and $43.4 million, and income before income taxes were $0.9 million and $2.5 million, respectively. For the three and nine months ended September 30, 2011, revenues were $13.8 million and $44.3 million, and losses before income taxes were $0.4 million and $0.3 million, respectively.

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the Wholesale segment for $36.9 million and incurred a loss of $2.5 million, net of tax benefits. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million, included within Other current assets, partially secured by fixed assets sold at the time of the transaction. The agreement also provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011. The Company also received an advance payment of interest on the promissory note of $0.5 million at the time of closing. For the nine months ended September 30, 2011, revenues were $24.4 million. For the three and nine months ended September 30, 2011, losses before income taxes were $0.2 million and $5.4 million, respectively.

On May 29, 2012, the Company executed an amendment to the $11.9 million promissory note. This amendment provided the borrower with an initial ninety day extension to August 25, 2012 and the option, which was exercised, to extend this note to another ninety days to November 23, 2012. Interest on the initial ninety day extension accrues at 4.5% and is payable in arrears monthly. Interest on the second extension accrues at 9.0% and is payable in arrears monthly. Interest has been received monthly from the purchaser through September 2012.

On February 11, 2011, the Company assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. The proceeds from the sale of the assets were used to discharge the claims of the creditors. Revenue and losses before income taxes for Boca Java were not significant for the three and nine months ended September 30, 2011.

Return to Top

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the three and nine months ended September 30, 2012 and 2011. The following table provides the detail of the assets and liabilities of discontinued operations as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Assets held for sale
Accounts receivable, net	$7,518	$7,479
Inventories	7,171	7,004
Prepaid and other	49	99
Net plant, property & equipment	2,902	3,177
Other assets	93	93
Total assets held for sale	$17,733	$17,852

Liabilities held for sale
Accounts payable	$2,842	$3,093
Accrued expenses and Other current liabilities	4,159	4,631
Total liabilities held for sale	$7,001	$7,724

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

In January 2012, the Company completed the third phase of its acquisition of ViSalus and increased its ownership to 72.7% for approximately $22.5 million in cash and the issuance of 681,324 unregistered shares of the Company’s common stock valued at $14.6 million, of which 340,662 shares may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the 340,662 shares of common stock that may not be so sold or transferred were issued at a discount to the trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and were subsequently adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. The Company paid an additional $6.2 million in April 2012 after final determination of the actual 2011 EBITDA, bringing the total third phase acquisition cost to $43.3 million.

The Company may be required to purchase the remaining interest in ViSalus to increase its ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting its original purchase agreement’s 2012 operating target. The Company has the option, but is not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of September 30, 2012, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $229 million to be paid in 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require the Company to obtain additional sources of external financing.

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

As discussed above, the Company may be required to purchase the remaining noncontrolling interests in ViSalus if ViSalus meets its 2012 calendar year operating targets. As a result, these noncontrolling interests were determined to be redeemable and are accounted for in accordance with the guidance of ASC 480-10-S99-3A, and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” Accordingly, the Company has begun recognizing these noncontrolling interest obligations outside of permanent equity and has accreted changes in their redemption value through the date of redemption during the time at which it was probable that the noncontrolling interests would be redeemed.  The accretion of the redemption value has been recognized as a charge to retained earnings and to the extent that the resulting redemption value exceeds the fair value of the noncontrolling interests, the differential could result in future adjustments in the Company’s earnings per share (“EPS”) should the redemption value exceed fair value. The carrying amount of the redeemable noncontrolling interests was $132.4 million as of September 30, 2012 and has been reflected as Redeemable noncontrolling interest in the Consolidated Balance Sheet. As of September 30, 2012, the estimated redemption value did not exceed fair value and no earnings per share adjustment was recorded.

The acquisition of ViSalus by Blyth involves related parties, as discussed in Note 15 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus, include its three founders (each of whom currently own approximately 6.3% of ViSalus for a total of 19.0%) (“the founders”), the members of RAM (which include Robert B. Goergen and members of his immediate family), who currently own 4.0%, and a small group of employees and others who collectively own approximately 4.2% of ViSalus. Blyth’s initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), RAM ($3.0 million) and each of the three founders ($2.5 million each). Blyth’s second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  Blyth’s third investment in ViSalus of $28.7 million in cash and the issuance of 681,324 unregistered shares of common stock, was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 681,324 unregistered shares) and others ($7.6 million in cash, in the aggregate). Mr. Goergen, Blyth’s chairman and chief executive officer, beneficially owns approximately 33.5% of Blyth’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

ViSalus has recorded equity incentive compensation expense related to certain equity rights and unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”.  For the three and nine months ended September 30, 2012, the Company has recorded credits of $3.4 million and charges of $9.1 million in Administrative and other expense, respectively, and charges of $7.3 million and $15.5 million for the comparable prior year periods.  Additional expense (or expense reduction) may be recorded in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus’s future operating performance and may change significantly if ViSalus’s sales forecasts and operating profits exceed or fall short of projections.

On September 26, 2012, the Company announced that it had withdrawn its planned Initial public offering of ViSalus due to uncertain market conditions. As a result the Company recorded $4.7 million of Initial public offering fees which were expensed in Administrative and other in the Direct Selling segment for the quarter ended September 30, 2012.

4.           Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates their fair value.

Return to Top

The Company’s investments as of September 30, 2012 and December 31, 2011 consisted of a number of financial securities including an equity investment in preferred stocks, certificates of deposit, shares in mutual funds invested in short term bonds, pre-refunded and municipal bonds and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	September 30, 2012			December 31, 2011
(In thousands)	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis 1	Fair Value	Net unrealized gain (loss) in AOCI
Pre-refunded and municipal bonds	$14,041	$13,934	(107)	19,781	19,781	-
Short-term bond mutual funds	29,021	29,448	427	15,000	14,961	(39)
Preferred stocks	-	-	-	2,172	2,928	756
Certificates of deposit	2,074	2,074	-	2,086	2,086	-
Other investment	362	362	-	400	400	-
Total investments	$45,498	$45,818	$320	$39,439	$40,156	$717
1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset.

As of September 30, 2012 and December 31, 2011, the Company held $13.9 million and $19.8 million, respectively, of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are valued based on quoted prices of similar instruments in inactive markets; interest earned on these investments is realized in Interest income in the Consolidated Statements of Earnings (Loss). As of September 30, 2012, the Company recorded an unrealized loss, net of tax of $0.1 million in AOCI and have outstanding contractual maturities through September 1, 2013.

As of September 30, 2012 and December 31, 2011, the Company held $29.4 million and $15.0 million, respectively, of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and losses on these investments that are considered temporary are recorded in AOCI. These securities are valued based on quoted prices in active markets. As of September 30, 2012, the Company recorded an unrealized gain, net of tax of $0.3 million and an insignificant amount as of December 31, 2011.

As of September 30, 2012, the Company had no investment in preferred stock. As of December 31, 2011, the Company held $2.9 million of preferred stock investments, which are classified as available for sale securities. These securities are valued based on quoted prices in inactive markets. The Company recorded an unrealized gain in AOCI, net of tax of $0.5 million, as of December 31, 2011.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $2.1 million as of September 30, 2012 and December 31, 2011. These investments are recorded at fair value which approximates cost; interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. As of September 30, 2012 and December 31, 2011, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 16.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of September 30, 2012 and December 31, 2011, the fair value of these securities was $0.8 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI. These mutual funds are included in Other assets in the Consolidated Balance Sheets.

Return to Top

    The following table summarizes the proceeds and realized gains (losses) on the sale of available for sale investments recorded in Foreign exchange and other within the
    Consolidated Statements of Earnings (Loss) for the three and nine months ended September 30, 2012 and 2011. Gains and losses reclassified from AOCI in the Consolidated
    Statement of Earnings are calculated using the specific identification method.

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net proceeds	$19,991	$-	$53,251	$12,219
Realized gains (losses)	$185	$-	$919	$(1,126)

5.           Inventories

The components of inventory are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Raw materials	$6,956	$5,409
Finished goods	114,995	84,948
Total	$121,951	$90,357

As of September 30, 2012 and December 31, 2011, the inventory reserves totaled $13.0 million and $14.1 million, respectively and have been netted against the above amounts.

6.           Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and as such other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. As of September 30, 2012, there were no indications that a goodwill impairment review was necessary.

As of September 30, 2012 and December 31, 2011 the carrying amount of the Company’s goodwill, within the Direct Selling segment, was $2.3 million.

Intangible assets include indefinite-lived intangibles, primarily trade names, trademarks and domain names and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake, which are reported in the Catalog and Internet segment and ViSalus, which is reported in the Direct Selling segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually as of January 31st, or sooner if circumstances indicate a condition of impairment may exist.

In the first nine months of 2012, the Company purchased three domain names for $0.9 million within the Direct selling segment. These assets will be accounted for as indefinite-lived intangibles.

Return to Top

As of September 30, 2012, the Exposures brand under the Miles Kimball business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending, due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.8 million to Administrative and other expenses in the Consolidated Statements of Earnings (Loss) resulting in a carrying value of $0.6 million.

Other intangible assets, by segment, consisted of the following:

	Direct Selling Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	-	-	(13,929)	-	(13,929)
Impairments	(3,100)	(20,700)	-	(23,800)	-
Other intangibles at December 31, 2011	1,100	7,400	1,471	8,500	1,471
ViSalus additions	900	-	-	900	-
Impairments	-	(834)	-	(834)	-
Amortization	-	-	(490)	-	(490)
Other intangibles at September 30, 2012	$2,000	$6,566	$981	$8,566	$981

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.2 million for the three months ended September 30, 2012 and 2011 and $0.5 million for the nine months ended September 30, 2012 compared to $0.6 million for September 30, 2011. The estimated annual amortization expense for 2012 is $0.6 million. The estimated amortization expense for the remaining three years beginning with 2013 is as follows: $0.6 million, $0.2 million and an insignificant amount to be amortized in 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarizes the financial assets and liabilities measured at fair value on a recurring basis as of  September 30, 2012 and December 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,074	$-	$2,074	$-
Pre-refunded bonds	13,934	-	13,934	-
Short-term bond mutual funds	29,448	29,448	-	-
Foreign exchange forward contracts	231	-	231	-
Deferred compensation plan assets 1	805	805	-	-
Total	$46,492	$30,253	$16,239	$-
Financial Liabilities
Foreign exchange forward contracts	$(1,102)	$-	$(1,102)	$-
1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,086	$-	$2,086	$-
Pre-refunded bonds	19,781	-	19,781	-
Short-term bond mutual funds	14,961	14,961	-	-
Preferred stocks	2,928	-	2,928	-
Foreign exchange forward contracts	674	-	674	-
Deferred compensation plan assets 1	750	750	-	-
Total	$41,180	$15,711	$25,469	$-
1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

The Company values its investments in equity securities within the deferred compensation plan and its investments in short term bond mutual funds using level 1 inputs, by obtaining quoted prices in active markets. The deferred compensation plan assets consist of shares of mutual funds. The Company also enters into both cash flow and fair value hedges by purchasing foreign currency exchange forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values its pre-refunded bond and preferred stock investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty.

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of September 30, 2012, there were no indications or circumstances indicating that an impairment might exist.

As of September 30, 2012, the Company recorded an impairment on the indefinite lived intangibles within the Catalog and Internet segment as more fully discussed in Note 6 to the Consolidated Financial Statements.

8.           Derivative Instruments and Hedging Activities

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of September 30, 2012, there were three outstanding net investment hedges open. The cumulative net after-tax gain related to net investment hedges in AOCI as of September 30, 2012 and December 31, 2011 was $5.1 million and $5.6 million, respectively.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

Return to Top

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax unrealized loss included in AOCI at September 30, 2012 for cash flow hedges is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized gain included in AOCI at December 31, 2011 for cash flow hedges was $0.4 million.

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

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Accrued Expenses	Prepaid and Other
Foreign exchange forward contracts in asset positions	$231	$680
Foreign exchange forward contracts in liability positions	(1,102)	(6)
Net derivatives at fair value	$(871)	$674

Gain and loss activity related to the Company’s Cash Flow hedges for the three and nine months ended September 30, are as follows:

Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2012	2011		2012		2011
				Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Foreign currency exchange forward contracts	$(31)	$(428)	Cost of goods sold	$251	$714	$(234)	$(1,075)

For the three and nine months ended September 30, 2012, the Company recorded a loss of $0.3 million and $0.7 million, respectively, compared to a gain of $0.6 million and $0.3 million in both comparable prior year periods related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

9.           Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	September 30, 2012	December 31, 2011
Compensation and benefits	$33,119	$27,438
Visalus equity incentive compensation (1)	31,258	4,845
Deferred revenue	19,163	15,559
Promotional	6,819	6,837
Taxes, other than income	4,296	3,638
Other	20,998	12,287
Total	$115,653	$70,604
(1) Excludes noncurrent portion of Equity incentive compensation of $24.2 million which was included in Other liabilities at December 31, 2011

Return to Top

10.           Long-Term Debt

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes. During the first nine months of 2012, the Company repurchased $7.5 million of these notes for $7.8 million, resulting in $85.4 million outstanding at September 30, 2012. Such notes contain among other provisions, restrictions on liens on principal property or stock issued to collateralize debt.  As of September 30, 2012, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $92.0 million and $99.9 million total long-term debt (including current portion) at September 30, 2012 and December 31, 2011 was approximately $94.8 million and $102.0 million, respectively. The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to the nature of the information used, the Company considers these inputs to be level 2.

As of September 30, 2012 and December 31, 2011, Miles Kimball had approximately $6.3 million and $6.7 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

As of September 30, 2012, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2013. As of September 30, 2012 and December 31, 2011, no amount was outstanding under this facility.

As of September 30, 2012, the Company had $1.5 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

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

The components of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net earnings from continuing operations	$4,205	$(5,045)	$25,900	$(4,145)
Less net earnings attributable to noncontrolling interests	4,031	270	11,271	358
Net loss from discontinued operations	571	10	1,622	(4,423)
Loss on sale of discontinued operations, net of tax	-	(315)	-	(2,960)
Net earnings (loss) attributable to Blyth, Inc.	$745	$(5,620)	$16,251	$(11,886)

Weighted average number outstanding:
Common shares	17,240	16,480	17,169	16,478
Vested restricted stock units	62	78	72	78
Weighted average number of common shares outstanding:
Basic	17,302	16,558	17,241	16,556
Dilutive effect of stock options and non-vested restricted share units	56	112	76	105
Diluted	17,358	16,670	17,317	16,661
Basic earnings per share
Net earnings (loss) from continuing operations	$0.01	$(0.32)	$0.85	$(0.27)
Net earnings (loss) from discontinued operations	0.03	(0.02)	0.09	(0.45)
Net earnings (loss) attributable to Blyth, Inc.	$0.04	$(0.34)	$0.94	$(0.72)
Diluted earnings per share
Net earnings (loss) from continuing operations	$0.01	$(0.32)	$0.85	$(0.27)
Net earnings (loss) from discontinued operations	0.03	(0.02)	0.09	(0.45)
Net earnings (loss) attributable to Blyth, Inc.	$0.04	$(0.34)	$0.94	$(0.72)

As of September 30, 2012 and 2011, options to purchase 29,750 shares and 76,600 shares common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

12.           Treasury and Common Stock

Treasury Stock

Treasury Stock
Changes in Treasury Stock were (In thousands, except shares):	Shares	Amount
Balance at January 1, 2011	9,122,028	$(424,189)
Treasury stock purchases	70,000	$(2,231)
Treasury stock purchased in connection with long-term incentive plan	12,056	(297)
Balance at September 30, 2011	9,204,084	$(426,717)

Balance at January 1, 2012	9,204,340	$(426,717)
Treasury stock purchases	283,300	$(7,306)
Treasury stock purchased in connection with long-term incentive plan	45,263	(1,623)
Balance at September 30, 2012	9,532,903	$(435,646)

Common Stock

Common Stock
Changes in Common Stock were (In thousands, except shares):	Shares	Amount
Balance at January 1, 2011	25,583,030	$512
Common stock issued in connection with long-term incentive plan	55,382	2
Balance at September 30, 2011	25,638,412	$514

Balance at January 1, 2012	25,641,484	$514
Common stock issued for the purchase of additional ViSalus interest	681,324	14
Common stock issued in connection with long-term incentive plan	173,402	2
Balance at September 30, 2012	26,496,210	$530

    All share amounts, including shares outstanding and activity of Treasury stock and Common stock have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Return to Top

13.           Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2012 and 2011 was 42% and 28%, respectively, which resulted in a provision for income taxes of an expense of $3.0 million and a benefit of $2.0 million, respectively. The effective rate in the three months ended September 30, 2012 is above the combined statutory rate of approximately 38% primarily due to no tax benefit being realized on certain foreign net operating losses. The effective tax rate for the three months ended September 30, 2011 has been impacted by no tax benefit being realized on certain foreign net operating losses.

The Company’s effective tax rate for the nine months ended September 30, 2012 was 41%, which resulted in a provision for income taxes of $17.7 million. The effective rate in the nine months ended September 30, 2012 is above the combined statutory rate of approximately 38% primarily as a result of no tax benefit being realized on certain foreign net operating losses. For the nine months ended September 30, 2011, the Company recorded a tax benefit of $4.0 million on a loss from continuing operations of $8.1 million resulting in an effective tax rate of 49%. The effective tax rate for the nine months ended September 30, 2011 was primarily impacted by the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2012 but the amount cannot be estimated. There has been no material change in the Company’s contingency reserve for the three and nine months ended September 30, 2012.

14           Stock Based Compensation

As of September 30, 2012, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 2,040,897 shares authorized for grant under these plans as of September 30, 2012, and there were approximately 1,742,577 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and RSUs are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the nine months ended September 30, 2012, a total of 76,998 RSUs were granted.

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Return to Top

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three and nine month periods ended September 30, 2012 and 2011 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions involving restricted stock and RSUs are summarized as follows:
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2011	202,656	$21.10
Granted	76,998	36.18
Vested	(149,472)	20.47
Forfeited	(4,500)	17.96
Nonvested restricted stock and RSUs at September 30, 2012	125,682	31.19	$3,266
Total restricted stock and RSUs at September 30, 2012	184,510	$33.37	$4,795

Compensation expense related to restricted stock and RSUs for three months ended September 30, 2012 and 2011 was approximately $0.7 million and $0.4 million, respectively. The total recognized tax benefit for the three months ended September 30, 2012 and 2011 was approximately $0.3 million and $0.2 million. Compensation expense related to restricted stock and RSUs for the nine months ended September 30, 2012 and 2011 was approximately $4.5 million and $1.1 million, respectively. The total recognized tax benefit for the nine months ended September 30, 2012 and 2011 was approximately $1.6 million and $0.4 million.

As of September 30, 2012, there was $1.9 million of unearned compensation expense related to non-vested restricted stock and RSU awards. This cost is expected to be recognized over a weighted average period of 1.6 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of September 30, 2012 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	70,100	$54.88	0.91	$-
Options expired	(40,350)	55.19	-	-
Outstanding and exercisable at September 30, 2012	29,750	$54.46	0.75	$-

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

15.           Segment Information

Blyth designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements and energy drinks. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, meal replacement shakes, vitamins and energy mixes. The Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in two segments: the Direct Selling segment and the Catalog & Internet segment.

During the quarter ended September 30, 2012, the Company realigned its reporting segments to reflect the recent decision made by management to divest its food service trade business within the Wholesale segment. Accordingly, the Wholesale segment results have been reported as discontinued operations for the third quarter.

The Company has restated segment information for the prior year to conform to the new reporting segment structure.

Return to Top

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

Operating profit in both segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Unallocated Corporate within the identifiable assets include cash and cash equivalents, short-term investments, discontinued operations, prepaid income tax, corporate fixed assets, deferred bond costs and other long-term investments, which are not allocated to the business segments.

The geographic area data includes net trade sales based on product shipment destination and long-lived assets, which consist of fixed assets, based on physical location.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net sales:
Direct Selling	$239,395	$161,172	$754,118	$432,150
Catalog & Internet	29,416	30,375	94,375	101,395
Total	$268,811	$191,547	$848,493	$533,545
Earnings (loss) from continuing operations before income taxes:
Direct Selling	$9,556	$(3,993)	$49,933	$(292)
Catalog & Internet	(1,762)	(878)	(5,138)	(2,008)
Total	$7,794	$(4,871)	$44,795	$(2,300)
Other expense	(539)	(2,179)	(1,171)	(5,837)
Total	$7,255	$(7,050)	$43,624	$(8,137)

	September 30, 2012	December 31, 2011
Identifiable assets:
Direct Selling	$349,970	$266,606
Catalog & Internet	50,050	52,375
Unallocated Corporate	122,809	196,313
Total	$522,829	$515,294

16.           Related Party Transactions

As discussed in Note 3 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. At the time of the acquisition in October 2008, ViSalus was owned in part by RAM, which owned a significant noncontrolling interest in ViSalus. In September 2012, RAM distributed its interest in ViSalus to its members, including: Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., President, PartyLite Worldwide and President, Direct Selling Group; Pamela Goergen, a Director of the Company; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen and brother of Robert B. Goergen, Jr. Todd A. Goergen is the Chief Strategy Officer of ViSalus and a member of the Board of Managers of ViSalus. Robert B. Goergen, the Company’s chairman and chief executive officer, beneficially owns approximately 33.5% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

In August 2012, Todd Goergen became the Chief Strategy Officer of ViSalus. Todd Goergenis the son of Robert B. Goergen and Pamela Goergen, and the brother of Robert G. Goergen, Jr. Mr. Goergen's base salary is $500,000 and he has an annual target bonus opportunity equal to 100% of his base salary (with a maximum annual bonus opportunity equal to 200% of his base salary).

On July 25, 2012, ViSalus and Blyth entered into a management services agreement whereby Blyth would provide certain administrative support services to ViSalus for what is believed to be an arm’s length price for such services. The basis for determining the price for the services is on a cost recovery basis and requires ViSalus to pay for such services within 30 days of receipt of the invoice. The agreement terminates on December 31, 2015 but can be amended by either party. The estimated cost of services to be provided in the current calendar year will be approximately $0.7 million.

Return to Top

As discussed in Note 4 to the Consolidated Financial Statements, the Company owns an investment through its ViSalus acquisition which involves related parties. RAM holds an approximate 5.5% interest in the investment. In addition to this interest, RAM also has a significant influence on the management of the investee and representation on its Board of Managers.

ViSalus entered into an agreement with FragMob LLC in October 2011 that extends to December 31, 2012 and is renewable. FragMob agreed to provide ViSalus with software development and hosting services for a mobile phone application that allows ViSalus’s promoters to access their ViNet distributor account information on their smart phones. ViSalus paid $150,000 to FragMob for services provided beginning in March 2011 through December 31, 2011. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. On September 1, 2012, ViSalus and FragMob entered into a new revised agreement which extended the terms to December 31, 2014 and revised certain terms of the agreement. Fees paid to FragMob for the three and nine months ended September 30, 2012 for both services were $0.9 million and $2.1 million, respectively. FragMob is owned in part by Ropart Asset Management Fund LLC, a related party, and the three founders of ViSalus.

RAM paid $0.2 million to the Company during the eleven month transition period ended December 31, 2011 and $0.2 million for the nine months ended September 30, 2012 to sublet office space, which we believe approximates the fair market rental for the rental period.

17.           Contingencies

The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Included within Other assets on the Company’s September 30, 2012 consolidated balance sheet is restricted cash of approximately $10 million which is being held by a third party bank in connection with a dispute with a former credit card processor for ViSalus. To recover the funds ViSalus has filed suit against the third parties who hold the ViSalus funds.

18.           Subsequent Events

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash. The purchase agreement also provides for an adjustment to be paid if net working capital is below a certain level at the time of sale. The operating results of Sterno have been presented as discontinued operations for all periods presented as more fully detailed in Note 2 to the consolidated financial statements.

Return to Top

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Blyth is a designer and marketer of home fragrance products and accessories, home décor, seasonal decorations, household convenience items and personalized gifts. We also market weight management products, nutritional supplements and energy drinks. We compete in the global home expressions industry, and our products can be found throughout North America, Europe and Australia.  Our financial results are reported in two segments, the Direct Selling segment and the Catalog & Internet segment. These reportable segments are based on similarities in distribution channels, customers and management oversight.

During the quarter ended September 30, 2012, we realigned our reporting segments to reflect the recent decision made by management to divest its food service trade business within the Wholesale segment. Accordingly, the Wholesale segment results have been reported as discontinued operations for the third quarter. We have restated segment information for the prior year to conform to the new reporting segment structure.

Our current focus is driving sales growth and profitability of our brands so we may more fully leverage our infrastructure. New product development continues to be critical in both segments of our business. In the Direct Selling segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants and promoters. In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in newer brands and expand the sales and customer base of our flagship brands.

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

On December 7, 2011, the Board of Directors approved a change in our fiscal year end from January 31st to December 31st, which was effective December 31, 2011. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with the Company and its other subsidiaries’ fiscal year ends. As a result of this change in fiscal year-end, the reported results ended September 30, 2012 and 2011 represent a new quarterly reporting period.

RESULTS OF OPERATIONS - Three and nine months ended September 30, 2012 versus 2011:

Net Sales

Net sales for the three months ended September 30, 2012 increased $77.3 million, or 40% to $268.8 million, from $191.5 million in the comparable prior year period due to strong sales growth in the direct selling segment.

Net sales for the nine months ended September 30, 2012 increased $315.0 million, or 59% to $848.5 million, from $533.5 million in the comparable prior year period due to strong sales growth in the direct selling segment.

Net Sales - Direct Selling Segment

Net sales in the Direct Selling segment for the three months ended September 30, 2012 increased $78.2 million, or 49%, to $239.4 million from $161.2 million in the comparable prior year period. ViSalus’ Net sales increased $96.7 million, or 132% to $169.9 million from $73.2 million last year. This growth is a result of an increase in the number of promoters to over 110,000 as of September 30, 2012 from over 52,000 in the comparable prior year period.

Return to Top

PartyLite’s net sales for the three months ended September 30, 2012 decreased $18.5 million, or 21%, to $69.5 million from $88.0 million last year. Net sales were negatively impacted by weakening foreign currencies, mainly in Europe. Excluding the impact of foreign currency movement, PartyLite’s sales declined 15% versus last year. Net sales for PartyLite U.S., Europe and Canada declined on a U.S. dollar basis by 16%, 23% and 25%, respectively, primarily due to lower active independent consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

Net sales in the Direct Selling segment for the nine months ended September 30, 2012 increased $322.0 million, or 75%, to $754.1 million from $432.1 million in the comparable prior year period. ViSalus’ Net sales increased $363.1 million, or 271% to $496.9 million from $133.8 million last year. As mentioned above, this growth is a result of an increase in promoters over last year, as well as increased demand for its products due to a growing customer base.

PartyLite’s net sales for the nine months ended September 30, 2012 decreased $41.2 million, or 14% to $257.2 million from $298.4 million last year. Net sales of PartyLite Europe and Canada were negatively impacted by foreign exchange rate fluctuations, therefore, excluding the impact of foreign currency, sales in PartyLite Europe and Canada declined 9% and 16%, respectively. Net sales for PartyLite U.S., Europe and Canada declined on a U.S. dollar basis by 11%, 16% and 18%, respectively, primarily due to lower active independent consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

Net Sales - Catalog & Internet Segment

Net sales in the Catalog & Internet segment for the three months ended September 30, 2012 decreased $1.0 million, or 3%, to $29.4 million from $30.4 million in the comparable prior year period. This decrease was due to soft demand for general merchandise products as well as a planned reduction in circulation for general merchandise catalogs, partly offset by an increase in sales and circulation for health and wellness products.

Net sales in the Catalog & Internet segment for the nine months ended September 30, 2012 decreased $7.0 million, or 7%, to $94.4 million from $101.4 million in the comparable prior year period. This decrease was due to soft demand for general merchandise products as well as a planned reduction in circulation for general merchandise catalogs. This decrease was partly offset by an increase in sales and circulation for health and wellness products.

Gross Profit

Gross profit for the three months ended September 30, 2012, increased $51.3 million, or 41%, to $176.7 million from $125.4 million in the comparable prior year period. This increase was principally due to an increase in ViSalus’ gross profit due to higher sales volume partly offset by a decline for PartyLite due to lower sales and restructuring charges associated with the realignment of the PartyLite North American distribution center of $0.7 million. Gross profit margin for the three months ended September 30, 2012 increased to 65.7% of net sales from 65.5% in the comparable prior year period principally due to increased sales for ViSalus, which has a higher gross margin than our other businesses.

Gross profit for the nine months ended September 30, 2012, increased $225.8 million, or 67%, to $565.2 million from $339.4 million in the comparable prior year period. This increase was principally due to an increase in ViSalus’ gross profit due to higher sales volume partly offset by a decline for PartyLite and Miles Kimball due to lower sales and restructuring charges associated with the realignment of the PartyLite North American distribution center of $1.4 million. Gross profit margin for the nine months ended September 30, 2012 increased to 66.6% of net sales from 63.6% in the comparable prior year period principally due to increased sales for ViSalus, which has a higher gross margin than our other businesses.

Selling Expense

Selling expense for the three months ended September 30, 2012, increased $32.1 million, or 35%, to $122.8 million from $90.7 million in the comparable prior year period. This increase was primarily due to higher commission expense at ViSalus resulting from higher sales. Partially offsetting this increase was a decline at PartyLite principally due to its sales shortfalls. As a percentage of net sales, selling expense decreased to 45.7% for the three months ended September 30, 2012, compared to 47.4% for the comparable prior year period.

Return to Top

Selling expense for the nine months ended September 30, 2012, increased $140.0 million, or 58%, to $380.3 million from $240.3 million in the comparable prior year period. This increase was primarily due to higher commission expense at ViSalus resulting from higher sales. Partially offsetting these increases was a decline at PartyLite principally due to its sales shortfalls in Europe and North America. As a percentage of net sales, selling expense decreased to 44.8% for the nine months ended September 30, 2012, compared to 45.0% for the comparable prior year period.

Administrative and Other

Administrative and other expense for the three months ended September 30, 2012, increased $6.5 million, or 16%, to $46.1 million from $39.6 million in the comparable prior year period. This increase was principally due to additional headcount at ViSalus, initial public offering fees of $4.7 million and higher credit card costs associated with ViSalus’ sales growth. This was offset by an equity incentive credit of $3.4 million incurred this year versus a charge of $7.3 million last year due to a downward revision to ViSalus’ full year operating profit forecast. These increases were partially offset by lower headcount at PartyLite as well as cost management programs in the Catalog & Internet segment. As a percent of net sales, administrative expense was 17.2% for the three months ended September 30, 2012 and 20.7% for the comparable prior year period.

Administrative and other expense for the nine months ended September 30, 2012, increased $38.7 million, or 38%, to $140.1 million from $101.4 million in the comparable prior year period. This increase was principally due to additional headcount at ViSalus, initial public offering fees of $4.7 million, larger-scale promotional events resulting from an increased number of ViSalus promoters and higher credit card costs associated with ViSalus’ sales growth and PartyLite restructuring charges associated with the realignment of the North American distribution center of $0.7 million. This was partly offset by lower equity incentive charges of $9.1 million incurred this year versus $15.5 million last year. These increases were partially offset by lower headcount at PartyLite as well as cost management programs in the Catalog & Internet segment. As a percent of net sales, administrative expense was 16.5% for the nine months ended September 30, 2012 and 19.0% for the comparable prior year period.

Operating Profit (Loss)

Operating profit for the three months ended September 30, 2012 increased $12.7 million to $7.8 million in the current period, compared to an operating loss of $4.9 million in the comparable prior year period. This increase is mainly due to the aforementioned sales increase at ViSalus, partially offset by ViSalus’ initial public offering fees of $4.7 million and lower sales within PartyLite and restructuring charges of $0.7 million associated with the realignment of the PartyLite North American distribution center. Included within operating profit at ViSalus is an equity incentive credit of $3.4 million this year versus a charge of $7.3 million last year.

Operating profit for the nine months ended September 30, 2012 increased $47.1 million to $44.8 million in the current period, compared to an operating loss of $2.3 million in the comparable prior year period. This increase is mainly due to the aforementioned sales increase at ViSalus, partially offset by ViSalus’ initial public offering fees of $4.7 million and lower sales within PartyLite, and restructuring charges associated with the realignment of the PartyLite North American distribution center of $2.1 million. Included within operating profit are ViSalus equity incentive charges of $9.1 million this year and $15.5 million last year.

Operating Profit (Loss) - Direct Selling Segment

Operating profit for the three months ended September 30, 2012 in the Direct Selling segment was $9.6 million compared to an operating loss of $4.0 million in the comparable prior year period. This improvement was primarily due to increased operating profit at ViSalus of $26.1 million compared to $4.3 million last year due to significantly higher sales. Included within operating profit is an equity incentive credit of $3.4 million this year versus a charge of $7.3 million last year at ViSalus. Partially offsetting this increase were ViSalus’ initial public offering fees of $4.7 million and lower sales within PartyLite and realignment costs of $0.7 million for the PartyLite North American distribution center. Included within operating profit were corporate and other expenses allocated to the Direct Selling segment of $5.2 million this year and $3.9 million last year.

Return to Top

Operating profit for the nine months ended September 30, 2012 in the Direct Selling segment was $49.9 million compared to an operating loss of $0.3 million in the comparable prior year period. This increase was primarily due to increased operating profit at ViSalus, which was $69.9 million compared to $4.1 million last year due to significantly higher sales partially offset by VISalus' initial public offering fees of $4.7 million. Included within operating profit are ViSalus equity incentive charges of $9.1 million this year and $15.5 million last year. PartyLite's operating loss for the nine months ended September 30, 2012 was $3.5 million compared to profit of $8.7 million last year due to lower sales within PartyLite and realignment costs for the PartyLite North American distribution center of $2.1 million. Corporate expense and other expenses allocated costs to the Direct Selling segment were $16.0 million this year and $13.1 million last year.

Operating Loss - Catalog & Internet Segment

Operating loss for the three months ended September 30, 2012 in the Catalog & Internet segment was $1.8 million compared to $0.9 million in the prior year. This increased loss is primarily due to an impairment charge of $0.8 million, lower sales and increased catalog circulation focused on health and wellness products.

Operating loss for the nine months ended September 30, 2012 in the Catalog & Internet segment was $5.1 million compared to $2.0 million in the prior year. This increased loss is primarily due to an impairment charge of $0.8 million, lower sales and increased catalog circulation focused on health and wellness products partly offset by lower overhead costs resulting from cost management programs.

Interest Expense, Interest Income, and Foreign Exchange and Other

Interest expense for the three months ended September 30, 2012 remained constant at $1.6 million compared to the prior year period. Interest expense for the nine months ended September 30, 2012 decreased approximately $0.5 million to $4.5 million from $5.0 million in the comparable prior year period. This decline was due to lower average outstanding debt this year versus last year, primarily related to repurchases of Senior Notes.

Interest income for the three months ended September 30, 2012 decreased approximately $0.1 million to $0.3 million from $0.4 million in the comparable prior year period. Interest income for the nine months ended September 30, 2012 increased $0.3 million to $1.2 million from $0.9 million in the comparable prior year period. This increase was mainly due to interest income cash received of $0.4 million on a promissory note.

Foreign exchange and other, net was income of $0.8 million for the three months ended September 30, 2012 compared to a loss of $1.0 million in the comparable prior year. This change was primarily due to exchange rate fluctuations. Foreign exchange and other, net was income of $2.1 million for the nine months ended September 30, 2012 compared to a loss of $1.7 million in the comparable prior year. The nine months ended September 30, 2012 includes gains on the sale of investments of approximately $0.8 million while the loss in the comparable prior year includes an impairment of an auction rate security investment of $1.3 million.

Discontinued Operations

The net income from discontinued operations of $0.6 million and $1.6 million for the three and nine months ended September 30, 2012 was due to the operations of Sterno which was sold on October 29, 2012.

The net loss from discontinued operations (including loss on sale of discontinued operations of $0.3 million and $3.0 million for the three and nine months ended September 30, 2011) of $0.3 million and $7.4 million for the three and nine months ended September 30, 2011 was associated with the operations of Sterno which was sold on October 29, 2012, the Midwest-CBK business sold in May 2011 and the closure of Boca Java in February 2011.

Income Taxes

Our effective tax rate for the three months ended September 30, 2012 was 42% which resulted in a provision for income taxes of an expense of $3.0 million. This compares to 28% for the three months ended September 30, 2011, which resulted in a benefit of $2.0 million. The effective rate in the three months ended September 30, 2012 is above the combined statutory rate of approximately 38% primarily due to no tax benefit being realized on certain foreign net operating losses. The effective tax rate for the three months ended September 30, 2011 has been impacted by no tax benefit being realized on certain foreign net operating losses.

Return to Top

Our effective tax rate for the nine months ended September 30, 2012 was 41% which resulted in a provision for income taxes of $17.7 million. The effective rate in the nine months ended September 30, 2012 is above the combined statutory rate of approximately 38% primarily as a result of no tax benefit being realized on certain foreign net operating losses. For the nine months ended September 30, 2011, we recorded a tax benefit of $4.0 million on a loss from continuing operations of $8.1 million resulting in an effective tax rate of 49%. The effective tax rate for the nine months ended September 30, 2011 was primarily impacted by the utilization of a net operating loss carry forward for which a valuation allowance had been previously provided.

Net Earnings Attributable to Noncontrolling Interests

The Net earnings attributable to noncontrolling interests for the three months ended September 30, 2011 was $4.0 million compared to $0.3 million for the comparable prior year. This improvement is primarily the result of the increase in ViSalus’ operating performance.

The Net earnings attributable to noncontrolling interests for nine months ended September 30, 2012 was $11.3 million compared to $0.4 million for the comparable prior year. This improvement is primarily the result of the increase in ViSalus’ operating performance.

Net Earnings (Loss) Attributable to Blyth, Inc.

Net earnings increased $6.3 million, to $0.7 million for the three months ended September 30, 2012 from a loss of $5.6 million in the comparable prior year period. The increase is primarily attributable to the increase in ViSalus’ operating performance this year.

Net earnings increased $28.2 million, to $16.3 million for the nine months ended September 30, 2012 from a loss of $11.9 million in the comparable prior year period. The increase is primarily attributable to the increase in ViSalus’ operating performance this year and the loss from discontinued operations of $7.4 million recorded in the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased $61.8 million to $138.8 million at September 30, 2012 from $200.6 million at December 31, 2011. This decrease in cash during the nine months ended September 30, 2012 was primarily attributed to the purchase of additional ownership interest in ViSalus, changes in working capital requirements due to growth of ViSalus, capital expenditures, increase in short term investments, purchase of treasury stock, repurchases of senior notes and the payment of dividends. Cash held in foreign locations was $62.9 million as of September 30, 2012.

Cash provided by operating activities of continuing operations was $4.0 million in the first nine months of 2012. This was an increase of $35.4 million compared to cash used in continuing operations of $31.4 million in the prior year. This improvement in cash from operations is due primarily to the improved operating performance at ViSalus and lower inventory balances at PartyLite. Offsetting this increase were higher working capital needs at ViSalus mainly in inventories due to the growth of ViSalus. Included in operating earnings were non-cash charges for depreciation and amortization, and amortization of unearned stock-based compensation of $7.9 million and $4.5 million, respectively.

Net cash used in investing activities was $49.8 million in the first nine months of 2012. The primary uses of cash were for the additional purchase of ViSalus ownership for $28.7 million, a net increase in short term investments of $8.5 million and $16.0 million for capital expenditures.

We anticipate total capital spending of approximately $20.0 million for 2012. A major influence on the forecasted expenditures is our investment in the growth of the ViSalus operations as well as investments in information technology systems at PartyLite.

Net cash used in financing activities was $16.8 million. This was primarily due to early retirement of our senior notes due in November 2013 of $7.9 million, purchases of treasury stock of $7.3 million, and dividends paid of $1.3 million in April 2012.

Return to Top

We may be required to purchase the remaining interest in ViSalus to increase our ownership to 100%. The fourth phase and final purchase of ViSalus is conditioned upon ViSalus meeting its original purchase agreement’s 2012 operating target. We have the option, but are not required, to acquire the remaining interest in ViSalus if it does not meet this operating target. However, as of September 30, 2012, the operating target for 2012 requiring the additional purchase is anticipated to be met. If ViSalus meets its current projected 2012 EBITDA forecast, the total expected redemption cost of the fourth and final phase will be approximately $229 million to be paid in the first half of 2013. The purchase price of the additional investment is equal to a multiple of ViSalus’s EBITDA, exclusive of certain unusual items. The payment, if any, may be funded in part using existing cash balances from both domestic and international sources, expected future cash flows from operations and the issuance of common stock and may require us to obtain additional sources of external financing.

On October 1, 2012, the Company announced that it had reached an agreement in principle with the founders of ViSalus that would defer the fourth and final closing of ViSalus until April 2014 and provide a purchase price paid at the closing which would be determined based upon ViSalus’ EBITDA for the calendar year ending December 31, 2013. This agreement in principle is non-binding and its implementation is subject to the preparation of definitive documentation, which will include customary closing conditions and receipt of the necessary consents and board approvals.

The current status of the United States and global credit and equity markets have made it difficult for many businesses to obtain financing on acceptable terms. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses or to fund the fourth closing of our acquisition of ViSalus. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. Obtaining a new credit facility will more than likely require higher interest costs and may require our providing security to guarantee such borrowings. Alternatively, we may not be able to obtain unfunded borrowings, which may require us to seek other forms of financing, such as term debt, at higher interest rates and additional expense. A significant amount of our cash and cash equivalents are held by our international subsidiaries in foreign banks, and as such may be subject to foreign taxes, unfavorable exchange rate fluctuations and other costs limiting our ability to repatriate funds to the United States.

In addition, if the economic conditions continue to worsen, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, deferred tax assets, goodwill and other intangibles, if the valuation of these assets or businesses decline.

As of September 30, 2012, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2013. As of September 30, 2012, no amount was outstanding under this facility.

As of September 30, 2012, the Company had $1.5 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit.

Return to Top

As of September 30, 2012, Miles Kimball had approximately $6.3 million of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020. Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 3,000,000 shares, in addition to 6,000,000 shares authorized under the previous plan, which became effective after we exhausted the authorized amount under the old repurchase program. We repurchased 283,300 shares during the third quarter of 2012. As of September 30, 2012, the cumulative total shares purchased under the old and new programs was 6,988,504, at a total cost of approximately $258.9 million. The acquired shares are held as common stock in treasury at cost.

On August 15, 2012, the Board of Directors declared a cash dividend of $0.10 per share on the Company's common stock, for a total dividend payment of $1.7 million. The dividend was payable to shareholders of record as of October 1, 2012 and was paid on October 15, 2012.

Critical Accounting Policies

There were no changes to our critical accounting policies in the third quarter of 2012. For a discussion of the Company’s critical accounting policies see our Transition Report on Form 10-K for the eleven month period ended December 31, 2011.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility. As of September 30, 2012, we held $29.4 million of short-term bond mutual funds and $13.9 million of pre-refunded and municipal bonds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within Accumulated other comprehensive income (“AOCI) until the investment is sold or disposed of. The net after-tax gain related to the derivative net investment hedges in AOCI as of September 30, 2012 and December 31, 2011 was $5.1 million and $5.6 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges. The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale. If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled. However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately. The net after-tax unrealized loss included in AOCI at September 30, 2012 for cash flow hedges is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax gain included in AOCI at December 31, 2011 for cash flow hedges was $0.4 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of September 30, 2012:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Loss
Euro	$4,650	1.25	$(136)

All foreign exchange contracts outstanding have maturity dates through March 2013.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

 (b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation arising in the ordinary course of business. In our opinion, existing litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Set forth below are material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We may need to obtain new sources of external financing in order to complete the final phase of our acquisition of ViSalus.

During the second quarter of 2013, we may be required to purchase the remaining outstanding interest in ViSalus to increase our ownership from 72.7% to 100%.  The fourth phase and final purchase of ViSalus is conditioned upon, among other things, ViSalus meeting the purchase agreement’s 2012 operating target, which is likely to be met. If ViSalus meets its currently projected 2012 EBITDA forecast and the other conditions to closing are satisfied, we will be obligated to pay a purchase price that we currently estimate at $229 million. The purchase price is equal to a multiple of ViSalus’ 2012 EBITDA, exclusive of certain unusual items. We have entered into a non-binding agreement in principle with the founders of ViSalus which, if converted into a binding agreement, would defer the fourth and final purchase of ViSalus until 2014.  However, there can be no assurance that the fourth and final purchase will be so postponed. In the event that we become obligated to purchase the remaining outstanding interest in ViSalus in the second quarter of 2013, the payment may be funded in part using the existing cash balances and may require us to obtain additional sources of external financing.

Return to Top

Part II.  OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning the repurchase of the Company’s Common Stock made by the Company during the third quarter of the year ending December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	-	-	-	2,294,796
August 1, 2012 – August 31, 2012	-	-	-	2,294,796
September 1, 2012 – September 30, 2012	283,300	$25.79	283,300	2,011,496
Total	283,300	$25.79	283,300	2,011,496
1 On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of Common Stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1,000,000 shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1,500,000 shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1,000,000 shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of September 30, 2012, we have purchased a total of 6,988,504 shares of Common Stock under the old and new repurchase programs. The repurchase programs do not have expiration dates. We intend to make further purchases under the repurchase programs from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split executed for the year ended January 31, 2009 and the 2-for-1 stock split executed for the quarter ended June 30, 2012.

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

BLYTH, INC.

Date:                           November 6, 2012                                     By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:                           November 6, 2012                                     By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer