Form 10-K
period 2012-12-31
BLYTH INC
filed 2013-03-14
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
           (Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $349.4 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2012 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.
As of February 28, 2013, there were 16,560,971 outstanding shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2013 Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013 (Incorporated into Part III).

Return to Top

Return to Top

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All of our statements in this annual report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of future earnings, revenue, capital expenditures or other financial items; any statements regarding our, ViSalus's, PartyLite's or Miles Kimball's plans, strategies or objectives for future operations; any statements concerning any proposed new products, developments, geographic expansion or marketing campaigns; any statements regarding future domestic or global economic conditions or performance; any statements as to our belief; and any assumptions underlying any forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “may,” “will,” “estimate,” “intend,” “believe,” “expect” or “anticipate” and any other similar words.
Although we believe that the expectations reflected in our forward-looking statements are reasonable, our actual results could differ materially from those projected, estimated or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements to differ materially from estimates, projections or assumptions contained in our forward-looking statements include, among others, the following:

•	our ability to respond appropriately to changing customer preferences and demand for our current and new products or product enhancements;

•	a downturn in the economy;

•	our dependence on sales by independent promoters and consultants and our ability to recruit, retain and motivate them;

•	adverse publicity associated with our products, ingredients, promoters, programs or network marketing business model, or those of similar companies;

•	our ability to influence or control our promoters and consultants;

•	our ability to retain our existing customers or attract new customers;

•	ViSalus's obligation, which we have guaranteed, to redeem its preferred stock in December 2017;

•	competition;

•	federal and state regulations applicable to our promotional and compensation programs;

•	certain taxes or assessments relating to the activities of our promoters and consultants for which we may be held responsible;

•	our dependence on key employees;

•	risks in our international operations;

•	the loss of a leading promoter, together with his or her associated sales organization, or the loss of a significant number of promoters for any reason;

•	laws and governmental regulations, including regulation by the FDA;

•	compliance with advertising and labeling laws;

•	our ability to identify suitable acquisition candidates, complete acquisitions on terms favorable to us and successfully integrate acquired operations;

•	our ability to protect our intellectual property;

•	our reliance on independent third parties for the manufacture and supply of many of our products;

•	product liability claims;

•	interruptions in our information-technology systems;

•	information security or data breaches;

•	our ability to successfully adapt and integrate mobile devices, which depends upon the effective operation of mobile operating systems, networks, and standards that we do not control;

•	credit card and debit card fraud;

•	our storage of user and employee data;

•	shortages or increases in the cost of raw materials;

•	changes in our effective tax rate;

•	turmoil in the financial markets;

•	any fluctuation in our periodic results of operations;

•	increased mailing and shipping costs;

•	the proposed elimination of Saturday catalog delivery;

•	Miles Kimball's credit program;

•	speculative trading;

Return to Top

•	if securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business; and

•	our compliance with the Sarbanes-Oxley Act of 2002.
We operate in a very competitive and rapidly changing environment, where new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this annual report may not occur, and our actual results could differ materially and adversely from those anticipated, estimated or implied in any forward-looking statements. Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this annual report, especially under the heading “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements in this annual report speak only as of the date of this report, and forward-looking statements in documents attached or to be filed with the Securities and Exchange Commission that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Return to Top

PART I

Item 1.   Business.

(a) General Development of Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is a direct to consumer business focused on the direct selling and direct marketing channels. Our products include an extensive array of weight management products such as meal replacement shakes, vitamins and energy mixes, decorative and functional household products, such as candles, accessories and seasonal decorations, household convenience items and personalized gifts. Our products can be found throughout North America, Europe and Australia.

During the past five years we have acquired a new business and disposed of some of our businesses. In August 2008 we signed an agreement to acquire ViSalus, a network marketing company that sells weight management products, nutritional supplements and energy drinks, through a series of investments. We have since increased our ownership in ViSalus to 80.9%. In February 2011 we assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. In May 2011, we sold substantially all of the net assets of our Midwest-CBK seasonal, home décor and home fragrance business. In October 2012, we sold our Sterno business, which completed our strategic transformation from a multi-channel marketing company to a direct to consumer marketing company focused on the direct selling and direct marketing channels of distribution. As a result of our strategic transformation, we report our financial results in three business segments: Health & Wellness (which currently is our ViSalus business); Candles & Home Décor (which currently is our PartyLite business); and Catalog & Internet (which currently is our Miles Kimball business).

Additional Information

Additional information is available on our website, www.blyth.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto filed or furnished pursuant to the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable following submission to the SEC. Also available on our website are our corporate governance guidelines, code of conduct, and the charters for the audit committee, compensation committee, and nominating and corporate governance committee, each of which is available in print to any shareholder who makes a request to Blyth, Inc., One East Weaver Street, Greenwich, CT 06831, Attention: Secretary. The information posted to www.blyth.com is not incorporated herein by reference and is not a part of this report.

(b) Financial Information about Segments

We report our financial results in three business segments: Health & Wellness, Candles & Home Décor and Catalog & Internet. These segments accounted for approximately 53%, 35% and 12% of consolidated net sales, respectively, for the year ended December 31, 2012. Financial information relating to these business segments for the year ended December 31, 2012, the eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011 appears in Note 20 to the Consolidated Financial Statements and is incorporated herein by reference.

(c) Narrative Description of Business

Health & Wellness Segment

We operate in the Health & Wellness segment through ViSalus, which offers a suite of branded weight-management products, nutritional supplements and energy drinks to customers in the United States and Canada. ViSalus markets its products through the Body by Vi 90 Day Challenge, which we refer to as “the Challenge.” The Challenge is a platform that focuses on helping consumers achieve their health and fitness goals over a 90-day period. The Challenge is also the means by which ViSalus's independent sales promoters introduce ViSalus to prospective customers and promoters by encouraging them to join in a 90-day challenge. Because most people focus their 90-day challenge on health and fitness milestones, promoters are able to promote the use of ViSalus products to assist the new customer in achieving their Challenge goals.

ViSalus markets the Challenge through its independent promoters using a network marketing model, which is a form of direct selling. ViSalus's promoters are independent contractors and earn commissions based on sales of ViSalus products. These sales include those made to customers whom ViSalus's promoters have referred, as well as sales in their sales organizations. After a customer is referred to ViSalus by one of its promoters, ViSalus can establish a direct servicing relationship with the customer, fulfilling orders and delivering products directly to him or her. ViSalus's promoters are not required to purchase any products

Return to Top

for their personal use or for resale, although they may do so. If a promoter chooses to purchase ViSalus's products, they receive their product at the wholesale price.

In order for promoters to grow their business, it is essential that they grow their sales organization, which includes both their customer bases and the customer bases of the promoters in their sales organization. ViSalus trains its promoters to sell its products through their existing social networks and through hosting events. ViSalus refers to these events as “challenge parties.” ViSalus also trains its promoters to leverage social media and mobile technologies to engage current and prospective customers and promoters through the use of the Vi-Net® technology platform, including the Vi-Net Mobile application. Additionally, ViSalus supports its promoters in growing their business by continuing to develop great-tasting and effective products that they can use in an effort to increase sales throughout their existing sales organization as well as introduce to prospective customers and promoters.

Products

ViSalus has designed its product line with the goal of providing its customers with weight management, nutritional, well-being and increased energy benefits. In 2005, ViSalus launched its nutritional supplements line with the Vi-Pak®, a patented anti-aging formula, vitamin and mineral supplement system. In 2007, ViSalus extended its product offerings by introducing its first energy drink product, ViSalus Neuro®, a drink mix intended to help support healthy energy and maintain mental focus. In 2008, ViSalus entered the weight management category and introduced Vi-Shape®, a meal replacement shake designed with the goal of promoting weight loss through a health flavor mix-in system. In 2009, ViSalus revised its business model around the launch of the Challenge as the primary product marketing strategy, teaching customers to use ViSalus's products as part of a lifestyle change to support their weight loss, fitness and increased energy goals. ViSalus sells convenience packages of its products to customers and promoters for use in the Challenge, which we refer to as “Challenge kits.” Challenge kits may include products from some or all of our product categories.

Customers and promoters can participate in multiple Challenges, which encourages them to use ViSalus's products on an ongoing basis and to sign up for the “auto ship” program. This program allows recipients to automatically receive product orders on a monthly basis. Customers who sign up for auto ship receive a discount on product purchases. In addition to the Challenge kits, ViSalus also sells its products separately.

ViSalus also offers individuals the opportunity to benefit from the “three for free” program, in which individuals who refer three people that purchase a Challenge kit within a given month receive a free Challenge kit in the following month. The receipt of a free Challenge kit requires no purchase and is subject to a small processing and shipping fee. Individuals making use of the “three for free” promotion can continue to receive a free Challenge kit in each month that at least three of their referred customers purchase Challenge kits.

Independent Promoters

ViSalus had approximately 76,000 promoters at December 31, 2012 compared to 59,000 promoters at December 31, 2011. ViSalus defines a “promoter” as a person eligible to receive a commission within the ViSalus promoter compensation plan on the measurement date. Based on the monthly volume of commissionable sales produced by a promoter and his or her sales organizations, the promoter qualifies for higher “ranks,” which provide the promoter with additional bonus and commission opportunities. ViSalus currently has six broad categories of ranks - associate, director, regional director, national director, presidential director and ambassador (the rank of ambassador is further divided into several sublevels).

Customers

ViSalus makes sample products, support materials, training, special events and a compensation program available to its promoters. Each promoter is responsible for growing his or her own business, and for conducting marketing activities to attract new customers and enroll other promoters. These activities may include hosting events such as challenge parties; purchasing and using promotional materials; utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners; purchasing inventory for use as samples or for sale; and recruiting, training and mentoring customers and other promoters on how to use our products and/or pursue the ViSalus business opportunity. ViSalus encourages the use of the Vi-Net® technology platform and other popular social media platforms as vehicles for promoters to share their personal and professional successes and promote ViSalus.

Some of ViSalus's promoters, together with their associated sales organizations, generate a large portion of ViSalus net sales. For example, Nick Sarnicola, one of the founders of ViSalus, and his associated sales organization represented approximately

Return to Top

76.1% of ViSalus's net sales in 2012. This concentration is a result of the layered structure of ViSalus's independent promoter sales force, which results in all of ViSalus's net sales being attributed to one of two segments of its independent promoter sales force. ViSalus seeks to mitigate the potential risk posed by this sales concentration by developing direct relationships with its promoters at all levels of the organization, in order to reduce the risk of losing multiple promoters at one time in the event that a particular promoter were to cease to be associated with ViSalus. Mr. Sarnicola also owns an equity interest in ViSalus, which we believe may mitigate the risk that he would terminate his relationship with ViSalus. In addition, ViSalus's promoter enrollment form includes a one-year restriction on solicitation of ViSalus promoters or employees with respect to competing network marketing programs, although these can be difficult, expensive and time consuming to enforce.

Sourcing, Manufacturing and Logistics

All of ViSalus's products are manufactured and supplied by third-party manufacturers in the United States based on ViSalus formulas or, in the case of the components in the Vi-Pak® and Vimmunity® immune system support supplements, a licensed formula. ViSalus has entered into a long-term supply agreement with the third-party manufacturer of many of its key products, including Vi-Shape®, ViSalus Neuro® and ViSalus Pro™. Ingredients for ViSalus's nutritional supplements are sourced from a variety of manufacturers. While some of the ingredients are unique and at times could be in short supply, we believe that ViSalus carries sufficient inventory of finished goods which, coupled with the level of raw materials maintained by its manufacturers, would enable ViSalus to avoid any material disruption to the business in the event of a shortage of raw materials.

Warranties

ViSalus offers a 30-day money-back guarantee on all of its products. Except for first-time purchasers, who do not have to return their products at all in order to receive a refund, purchasers must return products in re-saleable form within 30 days of purchase in order to receive a refund. Purchasers, including first-time purchasers, are still entitled to product credit if they return products after 30 days of purchase provided they are in re-saleable form. ViSalus's return rate was approximately 4.2% in 2012. In addition, in January 2013, ViSalus launched its new Body by Vi Challenge™, pursuant to which ViSalus offers a 90-day money-back results guarantee to participants who are not satisfied with their results after completing their Challenge and who have otherwise complied with the terms of the Challenge.

Candles & Home Décor Segment

We operate in the Candles & Home Décor segment through PartyLite. PartyLite sells premium candles, reed diffusers and other home fragrance products and related decorative accessories under the PartyLite® name in North America, Europe and Australia, as well as Two Sisters Gourmet® food and recipe products in the United States.

Independent Consultants

Within the United States market, PartyLite® brand products are sold through independent consultants who are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them. Approximately 15,000 active independent U.S. sales consultants were selling PartyLite products at December 31, 2012 compared to approximately 19,000 at December 31, 2011. PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold.

At the end of 2012, PartyLite products were sold in Europe by approximately 30,000 active independent sales consultants compared to approximately 34,000 at December 31, 2011. At December 31, 2012, PartyLite had approximately 4,700 active independent sales consultants in Canada compared to approximately 5,300 at December 31, 2011. These consultants were the exclusive distributors of PartyLite brand products internationally. PartyLite's international markets are Australia, Austria, Canada, Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Mexico, Norway, Poland, Switzerland, Slovakia and the United Kingdom.

Sourcing, Manufacturing and Logistics

PartyLite supports its independent sales consultants with inventory management and control, and satisfies delivery requirements through on-line order entry systems, which are available to independent sales consultants in the United States, Canada, Europe, and elsewhere.

PartyLite manufactures most of its candles using highly automated processes and technologies, as well as certain hand crafting and finishing, and sources nearly all of its home décor products, primarily from independent manufacturers in the Pacific Rim

Return to Top

and Europe. PartyLite sources its food products from third party manufacturers in the United States based on its formulas. PartyLite has highly automated distribution facilities in the United States and Europe supporting its business.

Raw Materials

All of the raw materials used for our candles and home fragrance products have historically been available in adequate supply from multiple sources. Some of our ingredients are proprietary to the supplier and may not be easily re-sourced or replaced.

Catalog & Internet Segment

The Miles Kimball Company is a direct to consumer business that develops and markets an extensive array of decorative and functional household products, personalized cards, gifts, unique food products and health and wellness products. Miles Kimball reaches consumers through its websites, catalogs and direct mail campaigns through its brands:

•	Miles Kimball® - offers unique and hard-to-find gadgets, personalized gifts, outdoor, gardening and household items, stationery, apparel and candy.

•	Walter Drake® - a leading direct marketer of value-priced kitchenware, household products, organizers, health care items, gardening and outdoor décor, personalized gifts, calendars and stationery.

•
As We Change® - focuses exclusively on the needs and preferences of women age 40+, providing a private and convenient place to turn for beauty, anti-aging, personal care, health and wellness, and slimming active wear items.

•
Easy Comforts® - offers health and personal care merchandise to the 50+ aging consumer, to support an independent lifestyle, including a wide array of mobility, daily living aids, personal safety and incontinence products.

•	Exposures® - sells photo albums, storage products, holiday décor and personalized gifts.

Sourcing, Manufacturing and Logistics

Miles Kimball sources all of its products, primarily from independent manufacturers in the Pacific Rim, and has highly automated distribution facilities in the United States supporting its business.

Product Brand Names

The key brand names under which our Health & Wellness Segment products are sold are ViSalus Sciences®, ViSalus™ and Body by Vi Challenge™. The major brand names under which our Candles & Home Décor segment products are sold are PartyLite®, GloLite by PartyLite® and Two Sisters Gourmet® by PartyLite®. For the primary brand names under which our Catalog & Internet segment products are sold, see above under “Catalog & Internet Segment.”

Trade names, trademarks and service marks of other companies appearing in this annual report are the property of their respective holders.

Manufacturing, Sourcing and Distribution

In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing, distribution and customer service practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities. Net capital expenditures over the past five years have totaled $45.1 million and are targeted at technological advancements, significant maintenance and replacement projects at our manufacturing and distribution facilities and customer service capacity increases. We have also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

Customers

Our customers are individuals served by our independent sales consultants or promoters or who purchase products from our catalogs or websites. No single customer accounted for 10% or more of our net sales for the year ended December 31, 2012 or our accounts receivable balance as of December 31, 2012.

Return to Top

Competition

All of our business segments are highly competitive, both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. Some of our competitors have longer operating histories, significantly greater financial, technical, product-development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than us. Because there are relatively low barriers to entry in all of our business segments, it is relatively easy for new competitors to emerge to compete with all of our businesses. Some of our competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Competition in the Candles & Home Decor segment includes companies selling candles manufactured at lower costs through direct selling and retail channels. Competition in the Health & Wellness segment includes companies selling competitive nutritional supplements and weight-loss management products through direct selling and retail channels. The Catalog & Internet segment is also highly competitive, with longer and better established brands as well as new start-ups in the catalog, internet and brick-and-mortar retail markets.

In the Health & Wellness and the Candles & Home Décor segments we compete for consultants or promoters with other direct selling companies, both those that sell similar products and those that sell other types of products. In all of our segments we may face increased competition from other companies, some of which may have substantially greater financial or other resources than those available to us.

Employees

As of December 31, 2012, we had approximately 1,700 full-time employees, of whom approximately 30% were based outside of the United States. Approximately 60% of our employees are non-salaried. We do not have any unionized employees in North America. We believe that relations with our employees are good. Since our formation in 1977, we have never experienced a work stoppage.

Seasonality

Our businesses are seasonal in nature and, as a result, the net sales and working capital requirements of our businesses fluctuate from quarter to quarter. Our Candles & Home Décor and Catalog& Internet businesses tend to achieve their strongest sales in the third and fourth quarters due to increased shipments to meet year-end holiday season demand for our products. The customers of our Health & Wellness business tend to place a lower number of orders in the summer months and toward the end of the year. Our Health & Wellness business may also experience a slight increase in sales during the first two quarters of the year due to the increased focus many people place on weight loss during the post-holiday and pre-summer period.We expect the seasonality of our businesses to continue in the future, which may cause period-to-period fluctuations in certain of our operating results and limit our ability to predict our future results accurately.

Government Regulation

Our businesses and products are affected by extensive laws, regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at all levels of government in foreign jurisdictions. They include rules pertaining to: (1) formulation, manufacturing, packaging, labeling, distribution, marketing, promotion, importation, exportation, sale and storage of food and dietary supplement products; (2) product claims and advertising, including direct claims and advertising by all of our businesses and claims and advertising by consultants and promoters, for which our direct selling businesses may be held responsible; and (3) our network marketing programs.

Product Claims and Composition

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are regulated by various governmental agencies, including the Food and Drug Administration, which we refer to as the “FDA,” the Federal Trade Commission, which we refer to as the “FTC,” the Consumer Product Safety Commission, which we refer to as the “CPSC,” the Department of Agriculture and the Environmental Protection Agency. Our activities also are regulated by agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.

Return to Top

Pursuant to the Federal Food, Drug and Cosmetic Act, which we refer to as the “FDCA,” the FDA regulates the formulation, testing, safety, manufacture, packaging, labeling and distribution of conventional foods and dietary supplements (including vitamins, minerals and herbs) and the FTC has jurisdiction to regulate the advertising of these products. The FDCA was amended with respect to all foods (which include both conventional foods and dietary supplements) primarily in 1990 with the Nutrition Labeling and Education Act, which we refer to as the “NLEA,” and also in 2011 with the FDA Food Safety Modernization Act, which we refer to as the “FSMA.” Under the NLEA, we must follow specific FDA regulations to include mandatory nutrition labeling on both our conventional food and dietary supplement products and we must abide by FDA regulations in order to make any claims that directly or by implication characterize the level of a nutrient in a conventional food or dietary supplement or the relationship between a substance in a conventional food or dietary supplement and a disease or health-related condition. The NLEA prohibits the use of claims that a conventional food or dietary supplement products can be used to diagnose, cure, mitigate or treat a disease, without preauthorization from the FDA. If the FDA finds that the claims associated with our products are not in compliance with the NLEA framework, we may be subject to enforcement action.

Further, under the FSMA, conventional food and dietary supplement facilities are required to implement preventive controls and contamination mitigation strategies, and the FDA has enhanced inspection and enforcement authorities, including the power to order mandatory recalls, administratively detain products and suspend manufacturing facility registrations. The FDA has also adopted final regulations regarding current Good Manufacturing Practices (or cGMP), governing the manufacturing, packing and holding of dietary ingredients and dietary supplements. The regulations include provisions related to the design and construction of physical plants, cleaning, proper manufacturing operations, quality control procedures, testing final product or incoming and in-process materials, handling consumer complaints and maintaining records. These regulations are consistent with longstanding cGMP requirements for conventional food products. If we or our suppliers were to be found not in compliance with the FDA's cGMP regulations, it could have a material adverse effect on our results of operations and financial statements.

In the event of any possible contamination or other failure to comply with safety or reporting requirements of FSMA or the FDCA, our businesses could incur the significant costs of a recall or other administrative action and could also be subject to additional FDA enforcement.

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, which we refer to as “DSHEA.” DSHEA established a new framework governing the composition, safety, labeling and marketing of dietary supplements. Under DSHEA, dietary supplement ingredients, which we refer to as “dietary ingredients,” that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been present in the food supply as an article used for food without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a history of use or other evidence of safety establishing that use of the dietary ingredient will reasonably be expected to be safe. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients. Recently, in December 2011, the FDA released a draft guidance document intended to assist industry in deciding when a new dietary ingredient notification is necessary and in preparing notifications for submission to the FDA. This draft guidance document is generally considered to expand the FDA's previous interpretation of the regulatory requirements surrounding new dietary ingredient notifications and related issues. If the draft guidance document is finalized similar to its current form, ViSalus may be required to submit substantially more new dietary ingredient notifications than it has previously submitted, which could result in additional costs.

DSHEA also outlines specific parameters for making certain claims for dietary supplements. For example, DSHEA permits certain “statements of nutritional support” to be included in the labeling for dietary supplements without FDA pre-market approval, provided that such statements are submitted to the FDA within 30 days of marketing and bear a label disclosure stating, “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading.

DSHEA also provides that certain “third-party literature,” such as a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used in connection with the sale of a dietary supplement to consumers without the literature being subject to regulation as labeling. The literature must not be false or misleading, may not promote a particular manufacturer or brand of dietary supplement, must present a balanced view of the available scientific information on the subject matter, must be physically separate from the dietary supplements if displayed in an establishment, and should not have appended to it any information by sticker or any other method. If the FDA determined that our statements of nutritional

Return to Top

support or third party literature fail to comply with DSHEA or related FDA implementing regulations prohibiting the use of claims that such products can cure, treat, diagnosis or mitigate disease, we would be prevented from using the claims and subjected to regulatory action.

In addition, the Dietary Supplement and Nonprescription Drug Consumer Protection Act amended the FDCA to require adverse event reporting and recordkeeping for dietary supplements and non-prescription drugs marketed without an approved application. Under the law, an “adverse event” is any health-related event associated with the use of a dietary supplement that is adverse, and a “serious adverse event” is any adverse event that results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect, or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent one of these outcomes. Serious adverse event reports received through the address or phone number on the label of a dietary supplement, as well as all follow-up reports of new medical information received within one year after the initial report, must be submitted to the FDA no later than 15 business days after the report is received. The law also requires recordkeeping for reports of non-serious adverse events as well as serious adverse events for six years following the event, and these records are subject to FDA inspection.

The FDA has broad authority to enforce the provisions of the FDCA applicable to foods and dietary supplements, including the power to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market and to request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. Particular to our business, the FDA has focused its oversight and enforcement priorities on weight loss dietary supplements and caffeinated beverages in recent years, and we cannot guarantee that our products will not be subject to an FDA enforcement action in the future. Further, the regulation of foods and dietary supplements may increase or become more restrictive in the future.

Products imported to Canada for resale are also subject to extensive Canadian regulations. Certain of ViSalus's products are currently imported to Canada as Natural Health Products, which we refer to as “NHPs.” The product safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution, and sale of NHPs are subject to regulation primarily under the federal Food and Drugs Act (Canada), which we refer to as the “Canadian FDA,” and associated regulations, including the Food and Drug Regulations and the Natural Health Products Regulations, and related Health Canada guidance documents and policies, which we refer to collectively as the “Canadian regulations.” Health Canada approval for marketing authorizations and NHP licenses can take time. The approval time for NHPs can vary depending on the product and the application or submission.

ViSalus's Canadian-branded shakes, cookies and health flavor mix-ins imported for resale in Canada are regulated as foods and are subject to the Canadian FDA and Food and Drug Regulations that, among other things, regulate the labeling, nutrition facts and ingredients of such products.

The FTC, which regulates the advertising of all of our products, has brought enforcement actions against companies selling dietary supplements, weight loss products and caffeinated beverages for false and misleading advertising, often resulting in consent decrees and monetary payments. The FTC also reviews testimonials, expert endorsements and collection of personal identifiable information. We have not been a target of FTC enforcement action for the advertising of our products but we cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future.

In some countries we are, or regulators may assert that we are, responsible for our promoters' or consultants' conduct and may be requested or required to take steps to ensure that our promoters and consultants comply with local regulations regarding: (1) representations about our products; (2) income representations; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of products in markets in which the products have not been approved, licensed or certified for sale. In some markets improper product claims by promoters or consultants could result in our products being reviewed by regulatory authorities and being classified or placed into another category as to which stricter regulations are applicable or we might be required to make labeling changes.

The CPSC is an independent federal regulatory agency created to protect consumers against unreasonable risk of serious injury or death from various consumer products, including candles. The CPSC enforces several statutes, including the Consumer Product Safety Act, Consumer Product Safety Improvement Act, Federal Hazardous Substances Act and Flammable Fabrics Act. The CPSC also encourages compliance with American Society for Testing and Materials (ASTM) voluntary standards, including five ASTM standards for candles and candle accessories related to their labeling, packaging, emissions and safety. A company is required to notify the CPSC when the company receives information that reasonably supports the conclusion that a product fails to meet these voluntary standards or can otherwise create a substantial product hazard. If the CPSC determines that the product presents a substantial product hazard and that action is in the public interest, it may order public notice of the defect and any necessary corrective action, including civil and criminal penalties.

Return to Top

We have adapted our practices and rules to comply with CPSC standards and recommendations. However, failure to comply could have a material adverse effect on our business, including adverse publicity, civil and criminal penalties, and potential product liability claims.
We can predict neither the nature of any future laws, regulations, interpretations or applications nor what effect additional regulations or administrative orders would have on our businesses. They could, however, require:

•	reformulation of some products not capable of being reformulated;

•	imposition of additional record keeping requirements;

•	expanded documentation of the properties of some products;

•	expanded or different labeling;

•	additional scientific substantiation regarding product ingredients, safety or usefulness; and/or

•	additional promoter or consultant compliance surveillance and enforcement action by us.

Any or all of these requirements could have a material adverse effect on our results of operations and financial condition.

E-Commerce and Data Collection

Our involvement in e-commerce and collection of information regarding employees, independent consultants, promoters and consumers subject our businesses to a number of U.S. federal and state laws and regulations governing companies that maintain information regarding their employees, consultants, promoters and consumers or their conduct of business on the Internet. These may involve user privacy, data protection, electronic contracts, consumer protection, taxation and online payment services. For example, the FTC regulates the appropriate collection and protection of personal identifiable information and has issued a number of enforcement actions against companies for using mobile applications or collecting information regarding consumers in a manner that the FTC considers to violate the Federal Trade Commission Act, as amended, which we refer to as the "FTC Act." United States federal and state laws and regulations regarding data privacy and protection and e-commerce are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly given the new and rapidly-evolving use of technology in the marketplace. The adoption of new laws and regulations or changes in the interpretations of existing laws and regulations may result in significant compliance costs or otherwise negatively impact our business.

Direct Selling and Network Marketing Programs

Our direct selling and network marketing programs are subject to federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. These regulations generally seek to ensure that product sales are made to consumers and that advancement within an organization is based on sales of products rather than investments in the organization or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which promoters or consultants may earn royalty overrides on sales generated by promoters or consultants that were not directly sponsored by them. We remain subject to the risk that in one or more markets our marketing systems could be found not to be in compliance with applicable regulations. Failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

The FTC could bring an enforcement action based on practices that are inconsistent with its Guides Concerning the Use of Endorsements and Testimonials in Advertising, which we refer to as “Guides.” We have adapted our practices and rules regarding the practices of our promoters and consultants to comply with the revised Guides. However, it is possible that our use, and that of our consultants or promoters, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunities, will be significantly impacted and therefore might negatively impact our sales.

Compliance Procedures

We have developed compliance functions to identify and investigate specific complaints against consultants and promoters and to remedy any violations of rules by them through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. ViSalus's manuals, seminars and other training programs and materials, in particular, emphasize that promoters are prohibited from making therapeutic claims for their products.

To comply with regulations that apply to both us and our consultants and promoters, we research the applicable regulatory framework before entering new markets to identify all necessary licenses and approvals and applicable limitations on our operations in that market and devote substantial resources to obtaining those licenses and approvals and bringing our operations

Return to Top

into compliance with applicable limitations. We research laws applicable to independent consultant and promoter operations and revise or alter our sales force manuals and other training materials and programs to provide our sales forces with guidelines for operating a business and marketing and distributing our products, as required by applicable regulations in each market.

Regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators and new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our network marketing and party plan programs or those of our competitors, so that extensive adverse publicity about us, our products or our network marketing and party plan programs, or those of our competitors, may result in increased regulatory scrutiny.

We seek to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each market, we cannot be sure that we would be found to be in full compliance with applicable regulations in all of our markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether, which might have an adverse effect on our business and results of operations either in the short or long term.

Most of our manufacturing and distribution operations are affected by federal, state, local and international environmental laws relating to the discharge of materials or otherwise to the protection of the environment. We have made and intend to continue to make expenditures necessary to comply with applicable environmental laws, and do not believe that such expenditures will have a material effect on our capital expenditures, earnings or competitive position.

(d) Financial Information about Geographic Areas

For information on net sales from external customers attributed to the United States and international geographies and on long-lived assets located in and outside the United States, see Note 20 to the Consolidated Financial Statements.

Return to Top

Item 1A.    Risk Factors.

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results.

The failure by our businesses to respond appropriately to changing customer preferences and demand for new products or product enhancements could harm our business, financial condition and results of operations.

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products, the successful introduction of new products, growth of consumer discretionary spending, our ability to recruit new independent promoters and sales consultants, sourcing of raw materials and demand-driven increases in production and distribution capacity. Sales of ViSalus's weight-management products, nutritional supplements and energy drinks, PartyLite's candles and accessories and Miles Kimball's consumer products fluctuate according to changes in customer preferences. If our businesses are unable to anticipate, identify or react to changing preferences, our sales may decline, and our businesses may be faced with excess inventories. ViSalus's weight-management products represented a substantial portion of its net sales in 2012. If customer demand for ViSalus's weight-management products decreased significantly, or ViSalus ceased offering weight-management products without a suitable replacement, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate customer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

The ability of our businesses to respond to changing customer preferences and demand for new products or product enhancements and to manage their inventories properly is an important factor in their operations. The nature of their products and the rapid changes in customer preferences leave them vulnerable to an increased risk of inventory obsolescence. Excess or obsolete inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. Our success depends in part on the ability of our businesses to anticipate and respond to these changes, and they may not respond in a timely or commercially appropriate manner to such changes. The ability of our businesses to meet future product demand will depend upon their success in sourcing adequate supplies of their products, bringing new production and distribution capacity on-line in a timely manner, improving their ability to forecast product demand and fulfill customer orders promptly, improving customer service-oriented management information systems, and training, motivating and managing new employees. The failure of any of the above could harm our business, financial condition and results of operations.

A downturn in the economy may affect consumer purchases of discretionary items such as our products, which could harm our business, financial condition and results of operations.

Recently, concerns over the global economy, including the current financial crisis in Europe (including concerns that certain European countries may default in payments due on their national debt) and the resulting economic uncertainty, as well as concerns over unemployment, inflation, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items, including our products. Factors that could affect consumers' willingness to make such discretionary purchases include general business conditions, levels of employment, energy costs, interest rates and tax rates, the availability of consumer credit, and consumer confidence. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory. The occurrence of these events could harm our business, financial condition and results of operations.

ViSalus and PartyLite depend on sales by their independent sales force to drive their businesses, and their failure to continue to recruit, retain and motivate promoters and consultants would harm their business and our financial condition and results of operations.

ViSalus markets its products and the Challenge through its independent promoters using a network marketing model and PartyLite markets its products through its independent consultants using a party plan direct selling model. Both of these marketing systems depend upon the successful recruitment, retention and motivation of a large number of promoters and/or consultants to offset frequent turnover. ViSalus's and PartyLite's ability to recruit and retain promoters and consultants depend on their prominence within the competitive environment among direct selling companies and on the general labor market, unemployment levels, economic conditions and demographic and cultural changes in the workforce. ViSalus's and PartyLite's ability to motivate their independent sales forces depends, in large part, upon the effectiveness of their compensation and promotional programs, the competitiveness of their compensation programs compared with other direct selling companies and the successful introduction of new products. The failure by either or both of ViSalus or PartyLite to recruit, retain and motivate

Return to Top

promoters and consultants could negatively impact sales of their products, which could harm our business, financial condition and results of operations.

We anticipate that the growth rate of ViSalus's independent promoter sales force that it achieved in the first half of 2012 will moderate over time. If this occurs, our business performance will become increasingly dependent on our ability to retain and motivate existing promoters and consultants. A number of other companies with direct selling models similar to those of ViSalus and PartyLite that achieved early success have since seen their sales forces decline, in some cases precipitously. There is no guarantee that ViSalus and PartyLite will not experience a similar erosion of their independent promoter and consultant sales forces.

Adverse publicity associated with our products, ingredients, promoters, programs or network marketing business model, or those of similar companies, could harm our business, financial condition and results of operations.

Companies that market their products to consumers through a network of promoters, which we refer to as a “network marketing business model,” can be the subject of negative commentary. For example, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of Herbalife's network marketing program and announced that his fund had taken a significant short position regarding Herbalife's common shares, leading to intense public scrutiny of Herbalife's business and significant volatility in their stock price. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our share price. This negative commentary can spread inaccurate or incomplete information about the direct-sales industry in general or our products, ingredients, promoters or programs in particular. The number of our customers and promoters/consultants and our business, financial condition and results of operations may be significantly affected by the public's perception of us and similar companies. This perception is dependent upon opinions concerning:

•	the safety, quality, effectiveness and taste of our products and ingredients;

•	the safety, quality, effectiveness and taste of similar products and ingredients distributed by other companies;

•	our independent sales forces;

•	our promotional and compensation programs; and

•	the direct selling business in general, including the operations of other direct selling companies.

Adverse publicity concerning any actual or purported failure by our direct selling businesses or their promoters to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our direct selling businesses, the licensing of their products for sale in their target markets or other aspects of their business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our business and could negatively affect our direct selling businesses' ability to recruit, motivate and retain promoters and consultants, which would negatively impact our ability to generate revenue.

In addition, our promoters', consultants' and consumers' perception of the safety, quality, effectiveness and taste of our products and ingredients, as well as similar products and ingredients distributed by other companies, could be significantly influenced by media attention, publicized scientific research or findings, widespread recalls or product liability claims or other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers' use or misuse of products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of ViSalus's products or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use could lead to lawsuits or other legal challenges and could negatively impact ViSalus's and our reputation and the market demand for our products, thus harming our business, financial condition and results of operations.

Since we cannot exert the same level of influence or control over our promoters and consultants as we could if they were our own employees, we may be unable to enforce compliance with our policies and procedures, which could result in claims against us that could harm our business, financial condition and results of operations.

ViSalus's promoters and PartyLite's consultants are independent contractors and, accordingly, neither ViSalus nor PartyLite is in a position to provide the same direction, motivation and oversight as it could if they were their employees. As a result, there can be no assurance that ViSalus's and PartyLite's promoters and consultants will participate in their marketing strategies or plans, accept their introduction of new products or comply with their policies and procedures.

Extensive federal, state and local laws regulate our businesses, products and programs. While we have implemented policies and procedures that are designed to govern promoter and consultant conduct so that they comply with this regulatory regime, it can be difficult to enforce these policies and procedures because of the large number of promoters and consultants and their

Return to Top

independent status. Violations by our promoters or consultants of applicable laws or of our policies and procedures could reflect negatively on our products and operations and harm our business reputation or lead to the imposition of penalties or claims and could negatively impact our business, financial condition and results of operations.

If we fail to retain our existing customers or attract new customers, our business, financial condition and results of operations may be harmed.

ViSalus and PartyLite are customer-driven businesses, and the size of their customer bases and the amount that their customers spend on their products are critical to their success. Increases in sales to customers are driven primarily by the recruitment of new customers and retention of existing customers, rather than through increases in the average monthly expenditures of customers. We anticipate that ViSalus's customer growth rate will decline over time as the size of its customer base increases, and if it achieves higher market penetration rates. To the extent ViSalus's customer growth rate slows, our business performance will become increasingly dependent on our ability to retain customers and increase their average monthly expenditures. A number of other companies using a direct marketing business model that achieved early success have since seen their customer bases or levels of engagement decline, in some cases precipitously. There is no guarantee that ViSalus and PartyLite will not experience a similar erosion of their customer bases or product purchase levels. If ViSalus and PartyLite are unable to retain existing customers or attract new customers, their sales could suffer, which could harm our business, financial condition and results of operations.

We have guaranteed ViSalus's obligation to redeem its preferred stock in December 2017, and if we and ViSalus are unable to redeem the preferred stock our ownership in ViSalus will decrease to less than 5%, which would significantly decrease our sales, earnings and cash flow.

In December 2012, in connection with our phased acquisition of ViSalus, ViSalus issued shares of its redeemable convertible preferred stock to the minority owners of ViSalus. ViSalus has agreed to redeem all of the shares of preferred stock on December 31, 2017, which date can be extended with the consent of holders of a majority of the voting power of the preferred stock, for $143.2 million, unless prior to such date ViSalus has made an initial public offering of its common stock with a valuation above a certain threshold. We have guaranteed the performance by ViSalus of its redemption obligation. In the event that ViSalus does not redeem the preferred shares, each of the preferred shares will automatically become convertible into 100 shares of common stock of ViSalus. If all of the preferred stock converted into 100 shares of common stock of ViSalus, our ownership interest in ViSalus would be reduced to approximately 4% of ViSalus, which would significantly decrease our sales, earnings and cash flows.

All of our businesses are subject to risks from increased competition, and our failure to maintain our competitive position could harm our business, financial condition and results of operations.

ViSalus's business of marketing and selling weight-management products, nutritional supplements and energy drinks, PartyLite's business of selling candles and accessories and Miles Kimball's business of selling a wide variety of consumer products through catalogs and the internet are highly competitive both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than our businesses. Our current or future competitors may be able to develop products that are comparable or superior to those that we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than our businesses. For example, ViSalus's Vi-shape meal replacement product constitutes a significant portion of its sales, and if its competitors develop other weight-management products, nutritional supplements or energy drinks that become more popular than the Vi-Shape meal replacement, demand for ViSalus's products could be reduced. Moreover, certain competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price. Accordingly, our businesses may not be able to compete effectively in their markets and competition may intensify. Competitors in ViSalus's target product market include Herbalife Ltd. and retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers and retail pharmacies. In addition, because the industries in which our businesses operate are not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge to compete with us for promoters and customers.

We are also subject to significant competition for the recruitment of promoters from other network marketing organizations, including those that market weight-management products, nutritional supplements and energy drinks, candles and home accessories, as well as other types of products. Our competitors for the recruitment of promoters include direct-selling

Return to Top

companies such as Herbalife, Avon, Tupperware, Nu Skin, USANA, Nature's Sunshine, Mannatech, Natura, Amorepacific, Amway, Noevir, Shaklee and Reliv. Furthermore, the fact that our promoters and consultants may easily enter and exit their programs contributes to the level of competition that they face. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining promoters and consultants through attractive compensation plans, the maintenance of attractive product portfolios and other incentives.

If our businesses are unable to compete effectively in their markets, if competition in their markets intensifies or if we are unable to recruit and retain promoters and consultants, our business, financial condition and results of operations could be harmed.

Our promotional and compensation programs are subject to a number of federal, state and foreign regulations. The failure of our promotional and compensation programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

The FTC exercises jurisdiction over product advertising in general and advertising of conventional foods and dietary supplements in particular and has instituted numerous enforcement actions against companies for false and misleading claims and for failure to have adequate substantiation for claims made in advertising. The FTC also regulates promotional offers, including purported “savings” from the regular or suggested retail price of products. In the event that the FTC pursues an enforcement action against any of our businesses, our businesses could be subject to consent decrees that could limit their ability to make certain claims with respect to their products and require them to pay civil penalties. The National Advertising Division, which we refer to as the “NAD,” of the Council of Better Business Bureaus serves as an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The system also empowers the NAD to challenge claims that the NAD believes to be misleading, including product benefit claims and purported sales or other discounts off of “regular” prices. The NAD has no independent enforcement authority. However, it can refer cases to the FTC for further action. Failures by any of our businesses to comply with rules, consent decrees and applicable regulations could occur from time to time, which could result in substantial monetary penalties.

In addition, our promotional and compensation programs are subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States and the equivalent provincial and federal government agencies in Canada and in the other countries in which our businesses operate. We are subject to the risk that, in one or more markets, our network marketing and party plan programs could be found not to be in compliance with applicable law or regulations. Regulations applicable to direct selling organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization's products rather than investments in the organization or other non-retail, non-product sales related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules, and thus, even in jurisdictions where we believe that our promotional and compensation programs are in compliance with applicable laws or regulations, they are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our promotional and compensation programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

In general, a “pyramid scheme” is defined as an arrangement in which new participants are required to pay a fee to participate in the organization and then receive compensation primarily for recruiting other persons to participate, either directly or through sales of goods or services that are merely disguised payments for recruiting others. Such schemes are illegal because, without legitimate sales of goods or services to support the organization's continued existence, new participants are exposed to the loss of the fee paid to participate in the scheme. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Our promoters and consultants are paid by commissions based on sales of their products to bona fide purchasers, and for this and other reasons we do not believe that we are subject to laws regulating pyramid schemes. However, even though we believe that our distribution practices are currently in compliance with, or exempt from, these laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change, which may require ViSalus or PartyLite to alter their distribution model or cease operations in certain jurisdictions or result in other costs or fines, any of which could harm our business, financial condition and results of operations.

There are also federal, state and provincial laws of general application, such as the FTC Act and state or provincial unfair and deceptive trade practices laws that could potentially be invoked to challenge our advertising, compensation practices, or recruitment techniques. In particular, our recruiting efforts include promotional materials for recruits that describe the potential opportunity available to them if they become promoters or consultants. These materials, as well as our other recruiting efforts and those of promoters, are subject to scrutiny by the FTC and state and provincial enforcement authorities with respect to

Return to Top

misleading statements, including misleading earnings claims made to convince potential new recruits to become promoters. If claims or recruiting techniques used by ViSalus or PartyLite or by their promoters or consultants are deemed to be misleading, it could result in violations of the FTC Act or comparable state and provincial statutes prohibiting unfair or deceptive trade practices or result in reputational harm, any of which could materially harm our business, financial condition and results of operations.

We may be held responsible for certain taxes or assessments relating to the activities of our promoters and consultants, which could harm our business, financial condition and results of operations.

Earnings of promoters and consultants are subject to taxation, and, in some instances, legislation or governmental regulations impose obligations on ViSalus and PartyLite to collect or pay taxes, such as value-added taxes, and to maintain appropriate records. In addition, we may be subject to the risk in some jurisdictions of new liabilities being imposed for social security and similar taxes with respect to promoters or consultants. If local laws and regulations or the interpretation of local laws and regulations change to require ViSalus or PartyLite to treat promoters or consultants as employees, or if promoters or consultants are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors or agents under existing laws and interpretations, we may be held responsible for social charges and related taxes in those jurisdictions, plus related assessments and penalties, which could harm our business, financial condition and results of operations.

If we lose the services of key employees, then our business, financial condition and results of operations would be harmed.

We depend on the continued services of Robert B. Goergen, our Chairman and Chief Executive Officer; Robert B. Goergen, Jr., our President and Chief Operating Officer and President PartyLite Worldwide; and Robert H. Barghaus, our Chief Financial Officer, as well as the continued services of Ryan Blair, the Chief Executive Officer and co-founder of ViSalus, and Blake Mallen, the Chief Marketing Officer and co-founder of ViSalus. In addition, ViSalus and PartyLite depend upon the continued services of the other members of their current senior management teams, including the relationships that they have developed with ViSalus's and PartyLite's senior independent promoters and consultants. The loss or departure of these key employees could negatively impact ViSalus's and PartyLite's relationship with their senior independent promoters and consultants and harm our business, financial condition and results of operations. If any of these key employees do not remain with us, our business could suffer. The loss of such key employees could negatively impact our ability to implement our business strategy. Our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. Replacing key employees may be difficult and may require an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to maintain proper relations and market our products.

We face diverse risks in our international business, which could adversely affect our business, financial condition and results of operations.

We depend on international sales for a substantial amount of our total revenue. For 2012, revenue from outside the United States was 40% of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•	the acceptability of our products, sales models and compensation programs to international consumers;

•	United States and foreign government trade restrictions, including those which may impose restrictions on imports to or from the United States;

•
foreign government taxes and regulations, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	the laws and policies of the United States, Canada and certain European countries affecting the importation of goods (including duties, quotas and taxes);

•	foreign employment and labor laws, regulations and restrictions;

•	difficulty in staffing and managing international operations and difficulty in maintaining quality control;

•	adverse fluctuations in world currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•	political instability, natural disasters, health crises, war or events of terrorism;

•	transportation costs and delays; and

•	the strength of international economies.

Return to Top

We also intend to continue to evaluate international markets in which to expand our operations, and there can be no assurance that we will successfully be able to do so, for the reasons set forth above or for any other reason.

The loss by ViSalus of a leading promoter, together with his or her associated sales organization, or the loss of a significant number of promoters for any reason, could harm our business, financial condition and results of operations.

Sales generated by a small number of promoters, together with their associated sales organizations, represent a majority of ViSalus's net sales, and there are a number of promoters whose generated sales, together with those of their sales organizations, represent in excess of 10% of ViSalus's net sales. In particular, sales generated by Nick Sarnicola, one of ViSalus's founders and currently a promoter, together with his wife, and their sales organizations and customers marketed to by him and members of his sales organization, represented a substantial percentage of ViSalus's net sales in 2012. The loss by ViSalus of one or more of its leading promoters, together with the associated sales organization, or the loss of a significant number of promoters for any reason, could negatively impact sales of ViSalus's products, impair the ability to recruit new promoters or consultants and harm our business, financial condition and results of operations.

In general, ViSalus does not have non-competition arrangements with its promoters that would prohibit them from promoting competing products if they terminate their relationship. Pursuant to the agreement that all of ViSalus's promoters must sign, until one year after the promoter gives written notice of termination of the agreement or ViSalus terminates the agreement, the promoter is not permitted to solicit or recruit ViSalus promoters or employees (whether active or inactive) to participate in any other network marketing program. We cannot ensure that ViSalus's promoters will abide by these non-solicitation obligations or that we will be able to enforce them. If ViSalus's promoters do not abide by these non-solicitation obligations or if we are unable to enforce them, our competitive position may be compromised, which could harm our business, financial condition and results of operations.

ViSalus is affected by extensive laws and governmental regulations, and its failure to comply with those laws and regulations could harm our business, financial condition and results of operations.

ViSalus is affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state, provincial and local levels, and include regulations relating to:

•	the formulation, testing, manufacturing, packaging, labeling, distribution, marketing, promotion, importation, exportation, sale and storage of dietary supplement and food products;

•
dietary supplement and food product claims and advertising, including direct claims and advertising, as well as claims and advertising by promoters and consultants, for which we may be held responsible; and

•	promotional and compensation programs.

In addition, promoters in certain jurisdictions are required to obtain licenses in order to market ViSalus products. There can be no assurance that ViSalus or its promoters are, or will continue to be, in compliance with all of these regulations, and the failure by ViSalus or its promoters to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of ViSalus's products, resulting in significant loss of sales revenues. The failure of ViSalus's products to comply with current or newly adopted regulations, which may be more stringent than current regulations, could negatively impact our business in a particular market or in general.

ViSalus's products are subject to regulation by the FDA and other U.S. federal and state authorities as foods, and in many instances, the subset of foods referred to as “dietary supplements.” Any failure to comply with such regulations, or any determinations by the FDA that any of ViSalus's products do not meet adequate safety standards or that its labeling or marketing claims violate applicable requirements, could prevent ViSalus from marketing particular products or subject it to administrative, civil or criminal penalties.

ViSalus's products are subject to regulation by the FDA and other U.S. federal and state authorities as foods, and in many instances, the subset of foods referred to as “dietary supplements.” The FDA regulates, among other things, the composition, safety, labeling and marketing of conventional foods and dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). While ViSalus's products as they are currently marketed are not required to obtain pre-market approval from the FDA, ViSalus must submit a new dietary ingredient notification to the FDA at least 75 days before the initial marketing of any dietary supplement that contains a new dietary ingredient. The FDA may find unacceptable the evidence of safety for any new dietary supplement ViSalus wishes to market, may determine that a particular dietary

Return to Top

supplement or ingredient that ViSalus currently markets presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional support that ViSalus uses to support the marketing of a food or dietary supplement conflicts with FDA regulations regarding labeling claims. Any of these actions could prevent ViSalus from marketing particular products or subject it to administrative, civil or criminal penalties. The FDA could also require ViSalus to remove a particular product from the market based on safety issues or a failure to comply with applicable legal and regulatory requirements. Any future recall or removal would result in additional costs to ViSalus, including lost revenues from any additional products that it removes from the market, any of which could be material. Any product recalls or removals could also lead to liability, including consumer class action lawsuits, substantial costs and reduced growth prospects.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require unanticipated company expenditures to address the reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional recordkeeping requirements, increased documentation of the properties of some products, additional or different labeling standards, additional scientific substantiation, adverse event reporting or other new requirements. For example, in 2006, Congress enacted legislation to impose adverse event reporting and recordkeeping requirements for dietary supplements, and in 2007, the FDA issued a final rule on current Good Manufacturing Practices, creating new requirements for manufacturing, packaging and storing dietary ingredients and dietary supplements. In the same year, the “Reportable Food Registry,” which we refer to as the “RFR,” was established by the Food and Drug Administration Amendments Act of 2007, which requires food companies and other “responsible parties” to file a report through the RFR electronic portal when there is a reasonable probability that the use of, or exposure to, an article of food will cause serious adverse health consequences or death to humans or animals. Recently, in 2011, the FDA issued a draft guidance document expanding the FDA's previous interpretation of the regulatory requirements surrounding new dietary ingredient notifications and related issues, and Congress enacted new food safety legislation that has increased the FDA's authority over food facilities. ViSalus may not be able to comply with the new requirements or other future legislation, rules or guidance documents without incurring additional expenses, which could be significant.

Although we intend that ViSalus's products be promoted in compliance with all applicable regulatory requirements, we cannot ensure that aspects of ViSalus's operations will not be reviewed and challenged by regulatory authorities and if challenged, that ViSalus would prevail. Furthermore, we cannot ensure that new laws or regulations, or industry standards and guidelines, governing weight management, nutritional supplements, or energy drinks will not be enacted in the future, which will result in lost sales.

The FTC, state attorneys general, Canadian provincial and federal authorities, and state consumer protection agencies in the United States regulate fitness, weight loss and nutritional product-advertising claims and require that claims be supported by competent and reliable scientific evidence, where appropriate. The FTC and state attorneys general actively investigate and enforce claims made in weight management and nutritional supplement product advertisements, including for making claims that are too good to be true. ViSalus's marketing materials occasionally rely upon consumer testimonials reporting or depicting specific results achieved by using the product or service generally. Published FTC guidelines state that such claims will be interpreted to mean that the endorser's experience is what others typically can expect to achieve. The FTC requires that advertisers possess adequate proof to back up that claim before making it, or clearly and conspicuously disclose the generally expected performance in the depicted circumstances. The FTC also requires that any material connections between an endorser must be clearly and conspicuously disclosed to consumers at the time of the endorsement.

Although we intend that ViSalus's products be promoted in compliance with these and all applicable regulatory requirements, and specifically intend to avoid making any express weight loss claims in marketing and other promotional material provided to ViSalus's independent promoters, we cannot ensure that aspects of ViSalus's operations will not be reviewed and challenged by these regulatory authorities and if challenged, that ViSalus would prevail. Furthermore, we cannot ensure that new laws or regulations, or industry standards and guidelines, governing weight management, nutritional supplements, or energy drinks will not be enacted in the future, resulting in lost sales.

These same laws, regulations, and government guidelines for enforcement and compliance apply to ViSalus's independent promoters. While ViSalus trains and attempts to monitor promoters' marketing practices and materials, we cannot ensure that their promotional activities comply with the foregoing prohibitions on unfair and deceptive trade practices. If ViSalus's promoters are found responsible for violating such restrictions, there can be no assurance that ViSalus could not be held responsible for their conduct.

Return to Top

If ViSalus or its promoters fail to comply with advertising and labeling laws, then our business, financial condition and results of operations would be harmed.

Although the physical labeling of ViSalus's products is not within the control of its promoters, ViSalus's promoters must nevertheless advertise the products in compliance with the extensive regulations governing the promotion and labeling of products intended for human consumption.

ViSalus's products are sold principally as conventional foods and dietary supplements and are subject to rigorous FDA and related legal regimens limiting the types of health-benefit claims that can be made for their products. Claims that a product can treat, prevent or cure a disease, which we refer to as “therapeutic claims,” for example, are not permitted for these products. While ViSalus trains its promoters and attempts to monitor their marketing materials, we cannot ensure that all such materials comply with bans on therapeutic claims. If ViSalus or its promoters fail to comply with these restrictions, then ViSalus and its promoters could be subjected to claims, financial penalties and relabeling requirements, which could harm our business, financial condition and results of operations. Similarly, the FTC prohibits promoters and endorsers from making any claims for products that are not substantiated with competent and reliable evidence. Although we expect that ViSalus's responsibility for the actions of its promoters in such an instance would be dependent on a determination that ViSalus either controlled or condoned a non-compliant advertising practice, there can be no assurance that ViSalus could not be held responsible for the actions of its promoters.

There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us, successfully integrate acquired operations or that companies we acquire will perform as anticipated.

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we increased our ownership in ViSalus. There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us or be able to finance acquisitions. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. We will not be required to submit acquisitions for stockholder approval, except in certain situations that have not applied to any of our acquisitions and that we do not expect to apply to any future acquisitions. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

If our businesses fail to protect their intellectual property, then our ability to compete could be negatively affected, which would harm our business, financial condition and results of operations.

All of our businesses attempt to protect their intellectual property rights, both in the United States and elsewhere, through a combination of patent, trademark and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. The failure by our businesses to obtain or maintain adequate protection of their intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that any of our patent applications will be approved. Even if granted, the patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe on our patents, or that we will have adequate resources to enforce our patents. Many patent applications in the United States are maintained in secrecy for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of formulas or products covered by any patent application we may make or that we will be the first to file patent applications on such formulas or products. Because some patent applications are maintained in secrecy for a period of time, there is also a risk that we could adopt a formula without knowledge of a pending patent application, which would infringe a third party patent once that patent is issued.

We also rely on unpatented proprietary information related to some of our formulas and products. It is possible that others will independently develop the same or similar technology or otherwise obtain access to these unpatented formulas or products. In Canada, the medicinal ingredients in ViSalus's products must be disclosed by quantity. We also possess trade secret rights in our promoter/consultant and customer lists and related contact information. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot ensure that these agreements will provide meaningful protection for any of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary and/or secret nature of our formulas and products, we could be materially adversely affected. Further, loss of protection for our

Return to Top

promoter, consultant and customer lists could harm our ability to recruit and retain promoters, consultants or customers, which could harm our financial condition and results of operations.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. We own the material trademarks and trade-name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. We rely on these trademarks, trade names, trade dress and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We may not be successful in asserting trademark or trade-name protection against third parties or otherwise successfully defending against a challenge to our trademarks or trade names. In addition, the laws of Canada and elsewhere may not protect our intellectual property rights to the same extent as the laws of the United States. In the event that our trademarks or trade names are successfully challenged, we could be forced to rebrand our products, remove products from the market or pay a settlement, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands and building goodwill in these new brands, trademarks and trade names. Further, we cannot ensure that competitors will not infringe our trademarks, pass off themselves or their goods and services as being ours or associated with ours or otherwise depreciate the value of the goodwill associated with our trademarks and trade names or that we will have adequate resources to enforce our trademarks. Infringement of our trademarks or trade names, passing off by a competitor or depreciating the goodwill associated with our trademarks could impair the goodwill associated with our brands and harm our reputation, which could materially harm our financial condition and results of operations.

We face the risk of claims that we have infringed third parties' intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing, selling or using products that incorporate the challenged intellectual property; require us to redesign, reengineer, or rebrand our products or packaging, if feasible; divert management's attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all.

Since our businesses rely on independent third parties for the manufacture and supply of many of their products, if these third parties fail to reliably supply products at required levels of quality, then our business, financial condition and results of operations would be harmed.

All of ViSalus's products are manufactured and supplied by third-party manufacturers in the United States based on their formulas (whether owned or licensed). PartyLite manufactures all of its candles, but all of its accessories are manufactured by third-party manufacturers, primarily based overseas. All of Miles Kimball's products are manufactured and supplied by third-party manufacturers, primarily based overseas. If any of the third-party manufacturers were to become unable or unwilling to continue to provide products in required volumes, at suitable quality levels, or if these suppliers fail to maintain compliance with regulatory requirements imposed on the manufacturers of food and nutritional supplements, including the FDA's current good manufacturing practices, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in loss of sales, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third-party manufacturers may have an adverse effect on sales or result in increased product returns.

We may incur material product liability claims, which could increase our costs and harm our business, financial condition and results of operations.

ViSalus markets products designed for human consumption and PartyLite and Miles Kimball primarily market products for consumer use, although some of PartyLite's and Miles Kimball's products are also intended for human consumption. As such, they may be subject to product liability claims if the use of their products is alleged to have resulted in injury to consumers, whether from consumption or otherwise. We cannot ensure that any of their products will never be associated with consumer injury. In addition, our products are manufactured by third-party manufacturers that also provide raw materials, which prevent us from having full control over the ingredients contained in our products.

As a marketer of weight-management products, nutritional supplements and energy drinks, ViSalus may be subjected to other product-liability claims, including claims related to the use of these products in an inappropriate manner or by inappropriate populations. Potential risks include allegations of inadequate instructions as to their uses, inadequate warnings concerning side effects and inadequate information regarding potential interactions with other substances. Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial retentions or deductibles for which we are responsible. Product liability claims in excess of

Return to Top

applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

We also may be subjected to product liability claims that relate to the use of candles and claims that candle products include inadequate instructions as to their uses or inadequate warnings concerning side effects. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and income.

In addition to the above, any product liability claim brought against any of our businesses, with or without merit, could result in an increase of our product liability insurance rates. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. In addition, such liability claims could cause our consumers to lose confidence in our products and stop purchasing our products, which would harm our business, financial condition and results of operations.

We depend upon our information-technology systems, and if we experience interruptions in these systems, our business, financial condition and results of operations could be negatively impacted.

Our businesses are increasingly dependent on information-technology systems to operate their websites, communicate with their independent promoters and consultants, process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations, including information technology that they license from third parties. There is no guarantee that our businesses will continue to have access to these third-party information-technology systems after the current license agreements expire, and if they do not obtain licenses to use effective replacement information-technology systems, our business, financial condition and results of operations could be adversely affected.

Previously, our businesses have experienced interruptions resulting from upgrades to certain of their information-technology systems that temporarily reduced the effectiveness of their operations. Our information-technology systems depend on global communication providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced system failures in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunication failures and similar events. Despite the implementation of network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our systems. The occurrence of these or other events could disrupt or damage our information-technology systems and inhibit internal operations, the ability to provide customer service or the ability of customers or sales personnel to access our information systems.

The Internet plays a major role in our interaction with customers and promoters and consultants. Risks such as changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy regulations are key concerns related to the Internet. Our failure to respond successfully to these risks and uncertainties could reduce sales, increase costs and damage our relationships.

Management uses information systems to support decision-making and to monitor business performance. We may fail to generate accurate financial and operational reports essential for making decisions at various levels of management. Failure to adopt systematic procedures to maintain quality information-technology general controls could impact management's decision-making and performance monitoring, which could disrupt our business. In addition, if we do not maintain adequate controls such as reconciliations, segregation of duties and verification to prevent errors or incomplete information, our ability to operate our business could be limited.

The circumvention of our security measures could allow data loss or misappropriation of confidential or proprietary information, including that of third parties such as promoters, consultants and customers, cause interruption in our operations, damage our computers or otherwise harm our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in disclosure to third parties. If this should occur we could incur significant expenses addressing such problems. Since we collect and store customer, promoter and vendor information, including in some cases credit card information, these risks are heightened.

User growth and engagement on mobile devices depend upon effective operation of mobile operating systems, networks, and standards that we do not control.

ViSalus has recently launched a new Vi-Net Mobile application suite, which allows promoters and customers to access their Vi-Net accounts and place orders for customers on their smartphones. There is no guarantee that the Vi-Net Mobile application

Return to Top

suite will continue to be interoperable with popular mobile operating systems that ViSalus does not control, such as Android, Blackberry and iOS, and any changes in such systems that degrade ViSalus's products' functionality or give preferential treatment to competitive products could adversely affect Vi-Net Mobile application suite usage. Additionally, in order to deliver high-quality mobile products, it is important that ViSalus's products work well with a range of mobile technologies, systems, networks, and standards that ViSalus does not control. ViSalus may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. If it is more difficult for ViSalus's users to access and use the Vi-Net Mobile application suite on their mobile devices, or if ViSalus's users choose not to access or use the Vi-Net Mobile application suite on their mobile devices or use mobile products that do not offer access to the Vi-Net Mobile application suite, ViSalus's customer and independent promoter growth and retention could be harmed.

Our business is susceptible to fraud, including credit card and debit card fraud.

Our customers and promoters/consultants typically pay for their orders with debit or credit cards. Our reputation, business and results of operations could be negatively impacted if we experience credit card and debit card fraud. Failure to adequately detect and avoid fraudulent credit card and debit card transactions could cause our businesses to lose their ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, credit card and debit card fraud may lessen customers' and promoters' and consultants' willingness to purchase products. For this reason, such failure could have a material adverse effect on our business, financial condition, and results of operations.

Our storage of user and employee data subject us to a number of federal and state laws and regulations governing the collection, storage, handling, or sharing of personal data.

We collect, handle, store and disclose personal data collected from users of our websites and mobile applications, as well as our employees, independent promoters/consultants, and potential and actual purchasers of our products. In this regard, we are subject to a number of U.S. federal and state, and potentially foreign, laws and regulations. The FTC, state attorneys general, and foreign data protection and consumer protection authorities, actively investigate and enforce compliance with laws and regulations governing fair information practices, as they are evolving in practice and being tested in courts. These laws, including the FTC Act, could be interpreted in ways that could harm our business, particularly if we are deemed to engage in unfair or deceptive trade practices with regard to our collection, storage, handling, or sharing of personal data. Risks attendant to our conduct of business on the Internet and data collection practices may involve user or employee privacy, data protection, electronic contracts, consumer protection, taxation and online payment services. The adoption of new laws and regulations or changes in the interpretations of existing laws and regulations regarding the storage, handling, collection, and sharing of personal data may result in significant compliance costs or otherwise negatively impact our business. Our independent promoters and consultants also collect, store, handle, and process personal data. A violation of law or fair information practices by an independent promoter or consultant could cause us financial or reputational harm.

Our profitability may be affected by shortages or increases in the cost of raw materials.

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in production requirements, weather or other factors, including supply disruptions due to production or transportation delays. Ingredients for ViSalus's weight-management products, nutritional supplements and energy drinks are sourced from a variety of third-party manufacturers. PartyLite sources petroleum based paraffin wax (which is used to manufacture candles) from several suppliers.  While the price of crude oil is only one of several factors impacting the price of paraffin, it is possible that fluctuations in oil prices may have a material adverse effect on the cost of petroleum-based products used in the manufacture or transportation of PartyLite's products.  In recent years, substantial cost increases for certain raw materials, such as paraffin and paper, negatively impacted our profitability. In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems and other measures to reduce production of greenhouse gases, in response to the potential impacts of climate change. These measures may have an indirect effect on us by affecting the prices of products made from fossil fuels, including paraffin. Given the wide range of potential future climate change regulations and their effects on these raw materials, the potential indirect impact to our operations is uncertain. In addition, climate change might contribute to severe weather in the locations where fossil fuel based raw materials are produced, such as increased hurricane activity in the Gulf of Mexico, which could disrupt the production, availability or pricing of these raw materials.

Costs of ingredients are volatile and can fluctuate due to conditions that are difficult to predict. Certain raw materials could be in short supply due to price changes, capacity, availability, changes in production requirements, and weather or other factors, including supply disruptions due to production or transportation delays. Continued volatility in the prices of raw materials

Return to Top

could increase our cost of sales and reduce our profitability. Moreover, ViSalus and PartyLite may not be able to implement price increases for products to cover any increased costs, and any price increases they do implement may result in lower sales volumes. If our businesses are not successful in managing ingredient costs, if they are unable to increase their prices to cover increased costs or if such price increases reduce their sales volume, then such increases could harm our business, financial condition and results of operations.

Changes in our effective tax rate may have an adverse effect on our financial results.

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

The turmoil in the financial markets in recent years could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments and could result in additional impairments to our businesses. We may need to obtain financing to repay our $71.8 million aggregate principal amount of Senior Notes due November 2013. United States and global credit and equity markets have undergone significant disruption in recent years, making it difficult for many businesses to obtain financing on acceptable terms, if at all. In addition, in recent years equity markets have experienced rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. If we are unable to obtain financing to repay the Senior Notes or to fund our businesses, if necessary, our business and financial condition will be materially and adversely affected.

In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies. A decrease in these ratings by the agencies would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. In the event current market conditions continue we will more than likely be subject to higher interest costs than we are currently incurring and may be required to provide security to guarantee such borrowings.  Alternatively, we may not be able to obtain unfunded borrowings in that amount, which may require us to seek other forms of financing, such as term debt, at higher interest rates and with additional expenses. In addition, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, goodwill and other intangibles, if the valuation of these assets or businesses declines.

As our periodic results of operations may fluctuate, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our periodic results of operations have fluctuated in the past and are likely to fluctuate significantly in the future. Our periodic results of operations may fluctuate as a result of many factors, including those listed below, many of which are outside of our control:

•	demand for and market acceptance of our products;

•	our ability to recruit, retain and motivate promoters/consultants and customers;

•	the timing and success of introductions of new products by us or our competitors;

•	the strength of the economy;

•	changes in our pricing policies or those of our competitors;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	the impact of seasonality on our business;

•	the amount and timing of expenditures related to expanding our operations, research and development or introducing new solutions; and

•	the timing of our events, including ViSalus's annual Vitality event and PartyLite's national conferences.

Return to Top

These factors, among others, make business forecasting difficult, may cause quarter to quarter fluctuations in our results of operations and may impair our ability to predict financial results accurately, which could reduce the market price of our common stock. Therefore, you should not rely on the results of any one quarter or year as an indication of future performance. Furthermore, period to period comparisons of our results of operations may not be as meaningful for our company as they may be for other public companies.

Miles Kimball's profitability could be adversely affected by increased mailing and shipping costs.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. Future additional increases in postal rates or in paper or printing costs would reduce Miles Kimball's profitability to the extent that it is unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog circulations.

Miles Kimball's results could be adversely affected by the United States Postal Service's decision to end Saturday mail delivery.

The United States Postal Service has announced plans to transition to a new delivery schedule during August 2013 that would eliminate catalog and some package deliveries on Saturdays. This decision may make catalog purchases less attractive to consumers, which may adversely impact Miles Kimball's results to the extent that the elimination of Saturday mail delivery results in a reduction in orders placed.

The operation of Miles Kimball's credit program, including higher than expected rates of customer defaults, could adversely affect Miles Kimball's sales and earnings and impact its cash flow from operations.

Miles Kimball allows some of its customers to purchase products and pay for them with monthly payments over time, which impacts Miles Kimball's working capital requirements and cash flow from operations. Although customers are selected and dollar limits on their purchases under the program are set using parameters that seek to ensure that most customers will be able to make the monthly payments under the program, some customers default on their obligations under the program and there is a risk that defaults may occur in larger than anticipated numbers. In addition the program may become subject to regulatory regimes including, but not limited to, regulations that might be issued by the Consumer Financial Protection Bureau. The operation of the credit program and the application of such regulatory regimes or changes to them, if either occurs, may affect Miles Kimball's sales and/or financial performance.

Our stock price may be affected by speculative trading, including by those shorting our stock.

As of February 28, 2013, the New York Stock Exchange reported a short interest of approximately 78% of our public float, which was one of the most heavily shorted stocks as a percentage of public float in the S&P 1500 and on the NYSE. It is possible that the NYSE short interest reporting system does not fully capture the total short interest and that it could be larger. Short sellers expect to make a profit if our common stock declines in value, and their actions and their public statements may cause volatility in our stock price. The existence of such a significant short interest position may lead to continued volatility. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts may publish about us. We are not currently followed by securities or industry analysts, and there can be no assurance that any analysts will begin to follow us. In the event that securities or industry analysts begin to cover us, we will not have any control over them or the reports that they may issue. If our financial performance fails to meet analyst estimates in the future or one or more of the analysts who cover us at such time downgrade our shares or change their opinion of our shares, our share price would likely decline. Since we are not currently followed by analysts, we do not have significant visibility in the financial markets, which could cause our share price or trading volume to decline. If analysts begin to cover us and one or more of such analysts cease coverage of our company or fail to regularly publish reports on us, our share price or trading volume may decline.

Return to Top

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the market may have reduced confidence in our reported financial information.

We must continue to document, test, monitor, and enhance our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will continue to perform the documentation and evaluations needed to comply with Section 404. If during this process our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which may cause market participants to have reduced confidence in our reported financial condition.

Return to Top

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the location and approximate square footage of our major manufacturing, distribution, research and development, and office facilities for each of our business segments:

Location	Use	Business Segment	Approximate Square Feet
			Owned	Leased
Arndell Park, Australia	Distribution	Candles & Home Décor	—	38,000
Batavia, IL	Manufacturing, Distribution and Research & Development	Candles & Home Décor	496,000	—
Cumbria, England	Manufacturing and related distribution	Candles & Home Décor	90,000	—
Los Angeles, CA	Office	Health & Wellness	—	15,000
Monterrey, Mexico	Distribution	Candles & Home Décor	—	45,000
Oshkosh, WI	Distribution	Catalog & Internet	—	386,000
Plymouth, MA	Office	Candles & Home Décor	100,000	—
Tilburg, Netherlands	Distribution	Candles & Home Décor	442,500	—
Troy, MI	Office	Health & Wellness	—	63,400

Our executive and administrative offices are generally located in leased space (except for certain offices located in owned space).

Item 3.  Legal Proceedings.

We and certain of our officers have been named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of our common stock during the period March to November 2012. The complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions in connection with our investment in ViSalus, including concerning ViSalus's financial condition and the prospects for a ViSalus initial public offering. We believe we have meritorious defenses to the claims asserted against us and we intend to defend ourselves vigorously. We cannot state with certainty, however, what will be the eventual outcome of the currently pending matters.
We are involved in litigation arising in the ordinary course of business, which, in our opinion, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

Not applicable.

Return to Top

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH. The following table provides the closing price range for the Common Stock on the New York Stock Exchange:

	High	Low
Year Ended December 31, 2012
First Quarter	$39.91	$28.21
Second Quarter	44.60	34.43
Third Quarter	45.57	24.80
Fourth Quarter	26.96	14.73

Eleven Months Ended December 31, 2011
First Quarter	$23.57	$15.42
Second Quarter	33.41	18.06
Third Quarter	34.17	26.13
Fourth Quarter (2 months)	35.04	27.12

Many of our shares are held in “street name” by brokers and other institutions on behalf of stockholders, and we had approximately 4,800 beneficial holders of Common Stock as of February 28, 2013.

During the year ended December 31, 2012 and the eleven months ending December 31, 2011, the Board of Directors declared cash dividends as follows:

Regular Dividend	December 31, 2012	December 31, 2011
Second Quarter	$0.08	$0.05
Fourth Quarter	$0.10	$0.05

Special Dividend
Fourth Quarter	$—	$0.75

Our ability to pay cash dividends in the future depends upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund acquisitions, meet contractual obligations to acquire the remaining portion of ViSalus that we do not own or retire debt.

Return to Top

The following table sets forth, for the equity compensation plan categories listed below, information as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(b) Weighted-average exercise price of outstanding options, warrants and rights[1]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	29,750	$54.46	1,744,077
Equity compensation plans not approved by security holders	—	—	—
Total	29,750	$54.46	1,744,077
1 The information in this column excludes 172,510 restricted stock units outstanding as of December 31, 2012.

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended December 31, 2012.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	—	—	—	2,011,496
November 1, 2012 -November 30, 2012	—	—	—	2,011,496
December 1, 2012 -December 31, 2012	411,336	$14.90	411,336	1,600,160
Total	411,336	$14.90	411,336	1,600,160
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of December 31, 2012, we have purchased a total of 7,399,840 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

Return to Top

Performance Graph

The performance graph set forth below reflects the yearly change in the cumulative total stockholder return (price appreciation and reinvestment of dividends) on our common stock compared to the Standard and Poor’s (“S&P”) 500 Index and the S&P SmallCap 600 Index. The graph assumes the investment of $100 in common stock and the reinvestment of all dividends paid on such common stock into additional shares of common stock and such indexes. We believe that it is appropriate to compare us to companies comprising the S&P SmallCap 600 Index, the index we are currently tracked in by S&P.

Blyth, Inc. Performance Graph
Comparison Of Total Stockholder Return

200
150
100
50
0

	1/31/2008	1/31/2009	1/31/2010	1/31/2011	12/31/2011	12/31/2012
Blyth	100	16	35	43	75	41
S&P 500	100	61	82	100	100	116
S&P 600 Smallcap	100	63	88	115	116	135

Return to Top

Item 6. Selected Financial Data

Set forth below are selected summary consolidated financial and operating data which have been derived from our audited financial statements.  The information presented below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report. The per share amounts and number of shares outstanding have been retroactively adjusted to give effect to the 1-for-4 reverse stock split of our common stock that we implemented on January 30, 2009 and the 2-for-1 stock split implemented June 15, 2012.

In December 2011, we changed our fiscal year-end from January 31 to December 31. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with our other subsidiaries fiscal year end.

	Years ended December 31,		Eleven Months ended December 31,	Years ended January 31,
(In thousands, except per share and percent data)	2012	2011	2011	2011	2010	2009
Statement of Earnings Data:		(Unaudited)	(2)	(2)	(2)	(2)
Net sales	$1,179,514	$879,090	$827,612	$738,947	$791,737	$843,422
Gross profit	787,520	566,246	535,786	465,306	481,766	519,291
Goodwill and other intangibles impairment	834	150	150	—	16,498	46,888
Operating profit (1)	84,566	32,237	32,122	49,539	35,027	16,484
Interest expense	6,057	6,473	5,705	7,150	7,719	9,885
Earnings from continuing operations before income taxes and noncontrolling interest	81,142	25,654	27,518	42,144	27,468	511
Earnings (loss) from continuing operations	49,507	19,135	20,158	27,487	19,981	(12,394)
Less: Net earnings (loss) attributable to noncontrolling interests	13,242	(796)	(971)	(464)	(1,292)	115
Earnings (loss) from discontinued operations (2)	7,737	(6,181)	(4,903)	(1,360)	(4,269)	(2,971)
Net earnings (loss) attributable to Blyth, Inc.	44,002	13,750	16,226	26,591	17,004	(15,480)
Less: Exchange of redeemable preferred stock in excess of fair value	(33,956)	—	—	—	—	—
Net earnings attributable to Blyth, Inc. common stockholders	$10,046	$13,750	$16,226	$26,591	$17,004	$(15,480)
Earnings (loss) per share:
Basic net earnings (loss) from continuing operations	$0.13	$1.20	$1.28	$1.65	$1.19	$(0.70)
Basic net earnings (loss) from discontinued operations	0.45	(0.37)	(0.30)	(0.08)	(0.24)	(0.17)
Basic net earnings (loss) attributable per share of Blyth, Inc. common stock	$0.58	$0.83	$0.98	$1.57	$0.95	$(0.87)
Diluted net earnings (loss) from continuing operations	$0.13	$1.20	$1.27	$1.64	$1.19	$(0.70)
Diluted net earnings (loss) from discontinued operations	0.45	(0.37)	(0.29)	(0.08)	(0.24)	(0.17)
Diluted net earnings (loss) attributable per share of Blyth, Inc. common stock	$0.58	$0.83	$0.98	$1.56	$0.95	$(0.87)

Return to Top

Cash dividends declared, per share	$0.18	$0.85	$0.85	$0.60	$0.60	$1.08
Basic weighted average number of common shares outstanding	17,180	16,546	16,546	16,924	17,824	17,942
Diluted weighted average number of common shares outstanding	17,247	16,656	16,656	17,017	17,868	17,942
Operating Data:
Gross profit margin	66.8%	64.4%	64.7%	63.0%	60.8%	61.6%
Operating profit margin	7.2%	3.7%	3.9%	6.7%	4.4%	2.0%
Net capital expenditures	$19,393	$7,196	$6,318	$8,192	$5,195	$6,043
Depreciation and amortization	11,239	11,207	10,172	11,234	13,529	14,651
Balance Sheet Data:
Total assets	$434,923	$515,294	$515,294	$508,835	$526,357	$574,103
Total debt	78,191	99,883	99,883	110,845	110,796	145,533
Total stockholders' equity	58,536	153,798	153,798	252,868	254,830	248,498
(1) Calendar year 2012 and 2011 and fiscal 2011, 2010 and 2009 earnings (loss) include restructuring charges recorded in the Candles & Home Décor segment of $3.2 million, $3.0 million, $0.8 million, $0.1 million and $1.7 million, respectively.
(2) In 2012, we sold our Sterno business and in 2011 we sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 4 to the Consolidated Financial Statements.  The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.

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

Overview

We design and market weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, meal replacement shakes and vitamins and energy drinks. Our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Health & Wellness segment, the Candles & Home Décor segment and the Catalog & Internet segment.

Our current focus is driving sales growth and profitability of our brands so we may leverage more fully our infrastructure, as well as supporting new infrastructure requirements of some of our businesses.  New product development continues to be critical to all three segments of our business.  In the Health & Wellness and Candles & Home Décor segments, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales promoters and consultants.  In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in smaller brands and expand the sales and customer base of our flagship brands.

On December 7, 2011, our Board of Directors approved a change in our fiscal year end from January 31 to December 31. As a result, we reported our results with an eleven month transition period ended December 31, 2011. In addition, we eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with our other subsidiaries fiscal year end.

In 2012 we divested our Sterno business, and in 2011 we sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 4 to the consolidated financial statements.  The results of operations for these businesses have been presented as discontinued operations for all periods.

Acquisition of ViSalus

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

In January 2012, we completed the third phase of our acquisition of ViSalus and increased our ownership to 72.7% for approximately $22.5 million in cash and the issuance of 681,324 unregistered shares of our common stock valued at $14.6 million, of which 340,662 shares may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the 340,662 shares of common stock that may not be sold or transferred were issued at a discount to the trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and were subsequently adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. We paid an additional $6.2 million in April 2012 after determination of the actual 2011 EBITDA, bringing the total third phase acquisition cost to $43.3 million.

In December 2012, we purchased an additional 8.2% of ViSalus which increased our ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and other members of ViSalus exchanged their remaining membership interests for Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million. A total of 8,955,730 shares of Preferred Stock were issued. The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares.

ViSalus intends to pay quarterly dividends to its preferred and common stockholders (on and as-converted basis) in an amount equal to its excess cash reserves.

Return to Top

Segments

Within the Health & Wellness segment, we operate ViSalus, which is focused on selling meal replacement shakes, nutritional supplements, nutritional cookies and energy drinks. Products in this segment are sold through networks of independent sales promoters in the United States and Canada.

Within the Candles & Home Décor segment, we design, manufacture or source, market and distribute an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand. PartyLite also offers gourmet foods under the Two Sisters Gourmet® by PartyLite® brand name. Products in this segment are sold through networks of independent sales consultants. PartyLite brand products are sold in North America, Europe and Australia.

Within the Catalog & Internet segment, we design, source and market a broad range of household convenience items, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames.  These products are sold directly to consumers under the Miles Kimball®, Walter Drake® , Easy Comforts®, As We Change® and Exposures® brands.  These products are sold in North America.

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase or decrease of certain items included in our Consolidated Statements of Earnings:

	Percentage of Net Sales				Percentage Increase (Decrease) from Prior Period
	Years ended		Eleven months ended (1)	Year ended (1)
	12/31/2012	12/31/2011	12/31/2011	1/31/2011	Year ended 12/31/12 compared to year ended 12/31/11	Year ended 12/31/11 compared to year ended 1/31/11
		(unaudited)
Net sales	100.0	100.0	100.0	100.0	34.2	19.0
Cost of goods sold	33.2	35.6	35.3	37.0	25.3	14.3
Gross profit	66.8	64.4	64.7	63.0	39.1	21.7
Selling	43.8	43.6	43.7	42.1	34.6	23.3
Administrative	15.8	17.1	17.2	14.1	24.0	43.9
Operating profit	7.2	3.7	3.9	6.7	162.3	(34.9)
Earnings from continuing operations	3.1	2.3	2.6	3.8	82.0	(28.7)
(1)  In 2012, we sold our Sterno business and in 2011 we sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 4 to the Consolidated financial statements.  The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.
As a result of our change in fiscal year-end from January 31 to December 31, we have reported our results with an eleven month transition period ended December 31, 2011. In addition, we eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with our and our other subsidiaries fiscal year ends. Net sales for the year ended December 31, 2012, were $1,179.5 million compared to $827.6 million for the eleven month transition period ended December 31, 2011. Net earnings for the year ended December 31, 2012 were $44.0 million compared to $16.2 million for the eleven month transition period ended December 31, 2011. The improved net sales and earnings is attributed to Visalus's improved operating performance and one additional month of activity. In order to provide a comparable analysis we have included the unaudited results for the year-ended December 31, 2011 in addition to the audited results.

For the year ended December 31, 2012 compared to the year ended December 31, 2011

Net Sales

Net sales increased $300.4 million, or approximately 34%, to $1,179.5 million for the year ended December 31, 2012 from $879.1 million for the year ended December 31, 2011 due to increases within the Health & Wellness segment.

Return to Top

Net Sales – Health & Wellness Segment

Net sales in the Health & Wellness segment increased $393.0 million, or 171%, to $623.5 million for the year ended December 31, 2012 from $230.5 million in the comparable prior year period. This increase was attributed to ViSalus’s growth as a result of an increase in promoters to approximately 76,000 at December 31, 2012 from approximately 59,000 at December 31, 2011, as well as increased demand for its products. Net sales in the Health & Wellness segment represented approximately 53% of total Blyth net sales for the year ended December 31, 2012 compared to 26% in the comparable prior year period.

Net Sales – Candles & Home Décor Segment

Net sales in the Candles & Home Décor segment decreased $78.4 million, or 16%, to $417.3 million for the year ended December 31, 2012 from $495.7 million in the comparable prior year period. This decrease was mainly due to the decline in PartyLite’s European markets of 16% in U.S. dollars or 10% in local currency, principally due to lower sales in Germany, France and the United Kingdom. PartyLite’s active independent European sales consultant base decreased from approximately 34,000 at December 31, 2011 to approximately 30,000 at December 31, 2012. PartyLite Europe represented approximately 62% of PartyLite’s worldwide net sales for the year ended December 31, 2012 and the comparable prior year period.

PartyLite’s U.S. sales decreased 19% from the prior year due to a decline in active independent sales consultants from approximately 19,000 at December 31, 2011 to approximately 15,000 at December 31, 2012, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

Net sales in the Candles & Home Décor segment accounted for approximately 35% of total Blyth net sales for the year ended December 31, 2012 compared to 57% in the comparable prior year period.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $14.2 million, or 9%, to $138.7 million for the year ended December 31, 2012 from $152.9 million in the comparable prior year period. This decrease was due to soft demand for general merchandise products as well as a planned reduction in circulation for general merchandise catalogs, partly offset by an increase in sales and circulation for health and wellness products. Net sales in the Catalog & Internet segment accounted for approximately 12% of total Blyth net sales for the year ended December 31, 2012 compared to 17% in the comparable prior year period.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit increased $221.3 million, or 39%, to $787.5 million for the year ended December 31, 2012 from $566.2 million for the year ended December 31, 2011. This increase was principally due to an increase in ViSalus's gross profit due to higher sales volume partly offset by a decline for PartyLite due to lower sales and restructuring charges associated with the realignment of the PartyLite North American distribution center of $1.6 million and lower gross profits at Miles Kimball due to lower sales. The gross profit margin increased to 66.8% for the year ended December 31, 2012 from 64.4% for the year ended December 31, 2011 principally due to higher sales volume in ViSalus, which carries a higher gross margin than our other businesses.

Blyth’s consolidated selling expense increased $132.8 million, or approximately 35%, to $516.4 million for the year ended December 31, 2012 from $383.6 million for the year ended December 31, 2011.  This increase was primarily due to higher commission expense at ViSalus associated with higher sales, partially offset by a decline at PartyLite principally due to lower sales.  Selling expense as a percentage of net sales increased to 43.8% for the year ended December 31, 2012 from 43.6% for the year ended December 31, 2011.

Blyth’s consolidated administrative expenses increased $36.1 million, or 24%, to $186.5 million for the year ended December 31, 2012 from $150.4 million for the year ended December 31, 2011. This increase was principally due to additional employee expenses at ViSalus of $23.3 million, credit card fees of $6.1 million associated with ViSalus's sales growth, fees incurred by ViSalus for their withdrawn stock offering of $4.7 million and PartyLite restructuring charges associated with the realignment of the North American distribution center of $1.6 million. This was partly offset by lower equity incentive charges of $11.3 million incurred this year versus $27.1 million last year and by lower headcount at PartyLite. Administrative expenses as a percentage of net sales decreased to 15.8% for the year ended December 31, 2012 from 17.1% for the comparable prior year period.

Return to Top

Blyth’s consolidated operating profit increased $52.4 million to $84.6 million for the year ended December 31, 2012 from $32.2 million for the year ended December 31, 2011.  This increase was mainly due to the aforementioned sales increase at ViSalus and lower equity incentive charges, partially offset by costs incurred by ViSalus for their withdrawn stock offering of $4.7 million and lower sales and operating profit within PartyLite.

Operating Profit - Health & Wellness Segment

Operating profit in the Health & Wellness segment increased to $69.2 million for the year ended December 31, 2012 from $2.6 million for the comparable prior year period. This improvement was primarily due to ViSalus's significantly higher sales partially offset by costs incurred by ViSalus for their withdrawn stock offering fees of $4.7 million and reduced equity incentive charges of $11.3 million this year and $27.1 million last year. Corporate expenses and other allocated costs to the Health & Wellness segment were $11.6 million this year and $5.5 million last year.

Operating Profit – Candles & Home Décor Segment

Operating profit in the Candles & Home Décor segment decreased to $20.4 million for the year ended December 31, 2012 from $30.3 million for the comparable prior year period principally due to lower sales. Earnings include restructuring charges of $3.2 million this year and $3.0 million last year. Corporate expenses and other allocated costs to the Candles & Home Décor Selling segment were $7.6 million this year and $11.3 million last year.

Operating Loss – Catalog & Internet Segment

Operating loss in the Catalog & Internet segment increased to $5.0 million for the year ended December 31, 2012 from $0.6 million for the comparable prior year period. This increased loss was primarily due to lower sales and an impairment charge of $0.8 million. Partly offsetting this loss were lower overhead costs resulting from cost management programs. Corporate expense and other allocated costs to the Catalog & Internet segment were $2.6 million this year and $3.7 million last year.

Other Expense (Income)

Interest expense decreased $0.4 million to $6.1 million for the year ended December 31, 2012 from $6.5 million in the comparable prior year period. This decline was due to lower average outstanding debt this year versus last year, primarily related to repurchases of our Senior Notes.

Interest income increased $0.3 million to $1.7 million for the year ended December 31, 2012 from $1.4 million in the comparable prior year period, mainly due to interest income received of $0.7 million on a promissory note and higher interest rates on invested cash balances.

Foreign exchange and other income was $0.9 million for the year ended December 31, 2012 compared to a loss of $1.5 million in the comparable prior year period. This increase was mainly due to this year's foreign currency exchange rate gains partly offset by a $1.9 million impairment on a promissory note in addition to other adjustments of $0.3 million, for a net write-down of $1.6 million recorded in Foreign exchange and other compared to a prior year loss on impairment of an auction rate security investment of $1.3 million.

Income tax expense increased $25.1 million to $31.6 million for the year ended December 31, 2012 from $6.5 million in the comparable prior year period.  The increase in income tax expense was due primarily to an increase in the pretax income in the United States and a valuation allowance recorded against various foreign losses, as well as a $2.3 million benefit recorded in the prior year as a result of the closure of income tax audits and a $2.3 million beneficial tax impact of the release of a valuation allowance previously recorded against a federal net operating loss carryforward also recorded in the prior year. The effective tax rate was 39.0% in 2012 compared to 25.4% for 2011. The increase in the effective tax rate was due primarily to no tax benefit being realized on certain foreign net operating losses as well as the tax impact of a dividend received from a non-consolidated domestic subsidiary. The decrease in the effective rate for 2011 was primarily due to a $2.3 million tax benefit recorded in the current year as a result of a favorable closure of audits previously accrued for and a tax benefit of $2.3 million recorded as the result of a valuation allowance release related to a federal net operating loss carryforward.

The net earnings from discontinued operations increased $13.9 million to $7.7 million for the year ended December 31, 2012 from a loss of $6.2 million for the year ended December 31, 2011. The net earnings for the year ended December 31, 2012 include $5.5 million related to the gain on sale of Sterno as well as net operating earnings of $2.2 million from the business during the period January 1, 2012 through its disposition date. The net loss for the year ended December 31, 2011 includes $2.5 million related to the loss on sale of Midwest-CBK.

Return to Top

The net earnings attributable to noncontrolling interests increased $14.0 million to $13.2 million for the year ended December 31, 2012 from a loss of $0.8 million in the comparable prior year period. This increase was due to higher earnings associated with ViSalus partly offset by a decrease in the ownership of the noncontrolling stockholders.

Net earnings increased $30.2 million to $44.0 million for the year ended December 31, 2012 from $13.8 million in the comparable prior year period.  The increase was primarily attributable to ViSalus's improved operating performance and gain on sale of Sterno, partly offset by lower operating results from PartyLite and Miles Kimball.

For the eleven months ended December 31, 2011 compared to the eleven months ended December 31, 2010

As a result of the change in fiscal year from January 31 to December 31, results below are based on eleven month periods. However, operating results and trends are not significantly different if compared on a full comparable year basis.

Net Sales

Net sales increased $140.1 million, or approximately 20%, to $827.6 million for the eleven months ended December 31, 2011 from $687.5 million for the eleven months ended December 31, 2010 due to increases within the Health & Wellness segment.

Net Sales – Health & Wellness Segment

Net sales in the Health & Wellness segment increased $193.1 million, to $225.8 million from $32.7 million for the eleven months ended December 31, 2010. This growth is a result of an increase in ViSalus's promoters to approximately 59,000 at December 31, 2011 from approximately 8,000 at December 31, 2010, as well as increased demand for its products. Net sales in the Health & Wellness segment represented approximately 27% of total Blyth net sales for the eleven months ended December 31, 2011 compared to 5% in the comparable prior year period.

Net Sales – Candles & Home Décor Segment

Net sales in the Candles & Home Décor segment decreased $51.7 million to $464.4 million from $516.1 million for the eleven months ended December 31, 2010. This decrease was mainly due to PartyLite’s U.S. sales decrease of 22% from the eleven months ended December 31, 2010 due to a decline in active independent sales consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants. PartyLite’s active independent U.S. sales consultant base declined 11% on a year-over-year basis.

In PartyLite’s European markets, sales decreased 4% in U.S. dollars due to lower sales in Germany, France and the United Kingdom. PartyLite’s active independent European sales consultant base decreased 4% on a year-over-year basis. PartyLite Europe represented approximately 61% of PartyLite’s worldwide net sales for the eleven months ended December 31, 2011 compared to 57% in the comparable prior year period.

Net sales in the Candles & Home Décor segment accounted for approximately 56% of total Blyth net sales for the eleven months ended December 31, 2011 compared to 75% in the comparable prior year period.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $1.3 million, or 1%, to $137.4 million for the eleven months ended December 31, 2011 from $138.7 million for the eleven months ended December 31, 2010. This decline was due to soft sales for the Miles Kimball and Walter Drake general merchandise catalogs partly offset by a sharp increase for the Easy Comforts health and wellness catalog. Net sales in the Catalog & Internet segment accounted for approximately 17% of total Blyth net sales for the eleven months ended December 31, 2011 compared to 20% in the comparable prior year period.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit increased $101.0 million, or 23%, to $535.8 million for the eleven months ended December 31, 2011 from $434.8 million for the eleven months ended December 31, 2010. This growth was due to an increase in ViSalus’s gross profit related to higher sales volume. Partially offsetting these increases was a decrease in gross profit within PartyLite due to lower sales in the United States, Canada and mature markets in Europe, as well as higher promotional and overhead costs. Our gross profit margin increased to 64.7% for the eleven months ended December 31, 2011 from 63.2% for the eleven

Return to Top

months ended December 31, 2010 principally due to higher sales volume in ViSalus, which carries a higher gross margin than our other businesses.

Blyth’s consolidated selling expense increased $72.4 million, or approximately 25%, to $361.3 million for the eleven months ended December 31, 2011 from $288.9 million for the eleven months ended December 31, 2010.  This increase was primarily due to higher commission expense at ViSalus associated with higher sales. There was also an increase at the Miles Kimball Company reflecting higher circulation costs focused on the health and wellness products. Partially offsetting these increases was a decline at PartyLite principally due to lower sales.  Selling expense as a percentage of net sales increased to 43.7% for the eleven months ended December 31, 2011 from 42.0% for the eleven months ended December 31, 2010.

Blyth’s consolidated administrative expenses increased $45.9 million, or 48%, to $142.4 million for the eleven months ended December 31, 2011 from $96.5 million for the eleven months ended December 31, 2010. This increase is principally due to additional ViSalus equity incentive charges of $25.2 million, additional headcount at ViSalus and higher transaction costs associated with ViSalus’s sales growth. Also contributing to this increase were restructuring charges representing severance for administrative staff at PartyLite of $2.7 million and costs associated with the realignment of the North American distribution center of $0.3 million. Administrative expenses as a percentage of net sales increased to 17.2% for the eleven months ended December 31, 2011 from 14.0% for the comparable prior year period.

Blyth’s consolidated operating profit decreased $17.3 million to $32.1 million for the eleven months ended December 31, 2011 from $49.4 million for the eleven months ended December 31, 2010.  This decline is mainly attributable to higher equity incentive charges at ViSalus, lower sales within PartyLite, restructuring charges representing severance for the administrative staff at PartyLite and costs associated with the realignment of the PartyLite North American distribution center.

Operating Profit (Loss) - Health & Wellness Segment

Operating profit in the Health & Wellness segment increased $3.6 million to $2.9 million for the eleven months ended December 31, 2011 from a loss of $0.7 million for the eleven months ended December 31, 2010. This increase was mainly due to higher operating profit due to significantly higher sales partly offset by significantly higher equity incentive charges.

Operating Profit – Candles & Home Décor Segment

Operating profit in the Candles & Home Décor segment decreased to $30.3 million for the eleven months ended December 31, 2011 from $52.7 million for the eleven months ended December 31, 2010. This decline was principally due to lower sales, expenses related to severance for administrative staff and realignment costs for the North American distribution center.

Operating Loss – Catalog & Internet Segment

Operating loss in the Catalog & Internet segment decreased to $1.1 million for the eleven months ended December 31, 2011 from $2.6 million for the eleven months ended December 31, 2010. This improvement was primarily due to improved operating margin within the Miles Kimball Company due to favorable gross margin from price increases and supply chain improvements, partly offset by higher circulation cost focused on health and wellness products.

Other Expense (Income)

Interest expense decreased $0.7 million to $5.7 million for the eleven months ended December 31, 2011 from $6.4 million in the comparable prior year period. This decline was due to lower average outstanding debt this year compared to last year.

Interest income increased $0.5 million to $1.3 million for the eleven months ended December 31, 2011 from $0.8 million in the comparable prior year period, mainly due to higher average cash balances this year compared to the prior year period as well as higher returns obtained from short-term investments.

Foreign exchange and other losses were $0.2 million for the eleven months ended December 31, 2011 compared to income of $0.1 million for the eleven months ended December 31, 2010.

Income tax expense decreased $8.9 million to $7.4 million for the eleven months ended December 31, 2011 from $16.3 million in the comparable prior year period.  The decrease in income tax expense was due primarily to a reduction in pretax income in foreign jurisdictions, a $2.3 million tax benefit recorded in the current year as a result of favorable closure of audits previously accrued for, and a tax benefit of $2.3 million recorded as the result of a valuation allowance release related to a federal net

Return to Top

operating loss carryforward. The effective tax rate was 26.7% for the eleven months ended December 31, 2011 compared to 37.0% for the comparable prior year period.

The net loss from discontinued operations increased $4.6 million to $4.9 million for the eleven months ended December 31, 2011 from $0.3 million for the eleven months ended December 31, 2010. The net loss for the eleven months ended December 31, 2011 includes $2.5 million related to the loss on sale of discontinued operations as well as operating losses from the business during the period February 1, 2011 through its disposition date.

The net loss attributable to noncontrolling interests increased $0.4 million to $1.0 million for the eleven months ended December 31, 2011 from $0.6 million in the comparable prior year period.

Net earnings decreased $11.9 million to $16.2 million for the eleven months ended December 31, 2011 from $28.1 million in the comparable prior year period.  The decrease is primarily attributable to the loss from discontinued operations of $4.9 million and the increase in ViSalus’s equity incentive charges.

Seasonality

Our businesses are seasonal in nature and, as a result, the net sales and working capital requirements of our businesses fluctuate from quarter to quarter. Our Candles & Home Décor and Catalog& Internet businesses tend to achieve their strongest sales in the third and fourth quarters due to increased shipments to meet year-end holiday season demand for our products. The customers of our Health & Wellness business tend to place a lower number of orders in the summer months and toward the end of the year. Our Health & Wellness business may also experience a slight increase in sales during the first two quarters of the year due to the increased focus many people place on weight loss during the post-holiday and pre-summer period.We expect the seasonality of our businesses to continue in the future, which may cause period-to-period fluctuations in certain of our operating results and limit our ability to predict our future results accurately.

Liquidity and Capital Resources

Cash and cash equivalents decreased $71.5 million to $129.1 million at December 31, 2012 from $200.6 million at December 31, 2011. This decrease in cash was primarily attributed to the purchase of additional ownership interests in ViSalus, capital expenditures, purchase of treasury stock and repurchases of senior notes offset by increases in operating cash flows and proceeds from the sale of Sterno in 2012. Cash held in foreign locations was approximately $68 million and $73 million as of December 31, 2012 and 2011, respectively.

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $54.7 million in cash from continuing operations for the year ended December 31, 2012 compared to $36.3 million for the eleven months ended December 31, 2011. Cash from continuing operations reflects the Health & Wellness segment's improved operating results.  Included in earnings for the year ended December 31, 2012 were non-cash charges for depreciation and amortization, and stock-based compensation of $11.2 million and $4.7 million, respectively.

Net cash provided by investing activities was $9.0 million for the year ended December 31, 2012, compared to $2.4 million for the eleven months ended December 31, 2011. The primary increase in cash provided by investing activities was due to proceeds from the sale of Sterno of $23.5 million partially offset by capital expenditures of $19.4 million.

Net cash used in financing activities for the year ended December 31, 2012 was $133.7 million compared to $30.1 million for the eleven months ended December 31, 2011. This increase was mainly due to $89.2 million of purchases of additional ViSalus interests. The current year included the reduction of our long-term debt and capital lease obligations with payments of $21.8 million, compared to payments of $11.1 million in the prior year. For the year ended December 31, 2012, we purchased treasury stock of $13.4 million and paid dividends of $3.0 million compared to $2.2 million and $14.0 million in the prior year, respectively. We will continue to monitor carefully our cash position, and will only make additional repurchases of outstanding debt or treasury shares and pay dividends when we have sufficient cash surpluses available.

A significant portion of our operations is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants and promoters. Management’s key areas of focus have included stabilizing the consultant base within PartyLite through training and promotional incentives, which has had several continuous years of decline in the United States and Canada. While we are making efforts to stabilize and increase the number of active independent sales consultants, it

Return to Top

may be difficult to do so in the current economic climate due to reduced consumer discretionary spending. If our U.S. and Canadian consultant count continues to decline it will have a negative impact on our liquidity and financial results.

We anticipate total capital spending of approximately $19.3 million for fiscal 2013. A major influence on the forecasted expenditures is our investment in the growth of ViSalus as well as investments in information technology systems.

On October 21, 2008, we acquired a 43.6% interest in ViSalus for $13.0 million and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. On April 15, 2011, we completed the second phase of our acquisition of ViSalus for $2.5 million increasing our ownership to 57.5%. In January 2012, we completed the third phase of our acquisition of ViSalus and increased our ownership to 72.7% for approximately $22.5 million in cash and the issuance of 681,324 unregistered shares of common stock valued at $14.6 million, of which 340,662 shares may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the 340,662 shares of common stock that may not be sold or transferred were issued at a discount to the trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and were subsequently adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. We paid an additional $6.2 million in April 2012 after determination of the actual 2011 EBITDA, bringing the total third phase acquisition cost to $43.3 million.

In December 2012, we purchased an additional 8.2% of ViSalus which increased our ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and other members of ViSalus exchanged their remaining membership interests for Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million. A total of 8,955,730 shares of Preferred Stock were issued. The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares.

On October 20, 2003, we issued $100.0 million of 5.5% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  For the year ended December 31, 2012, we repurchased $21.2 million of these notes for $21.9 million, resulting in $71.8 million outstanding. We expect to pay off the notes in full using our existing cash reserves, cash from operations or borrowings. Such notes contain restrictions on liens on principal property or stock issued to collateralize debt, among other provisions.  As of December 31, 2012, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price.  The proceeds of the debt issuance were used for general corporate purposes.

A portion of our cash and cash equivalents is held by our international subsidiaries in foreign banks and, as such, may be subject to foreign taxes, unfavorable exchange rate fluctuations and other factors limiting our ability to repatriate funds to the United States.

In addition, if economic conditions decline, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, deferred tax assets, goodwill and other intangibles, if the valuations of these assets or businesses decline.

As of December 31, 2012, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2014.  As of December 31, 2012, no amount was outstanding under this facility.

As of December 31, 2012, we had $1.2 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of December 31, 2012 and 2011, Miles Kimball had approximately $6.2 million and $6.7 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The estimated fair value of our $78.2 million and $99.9 million total long-term debt (including current portion) at December 31, 2012 and 2011 was approximately $79.8 million and $102.0 million, respectively.  The fair value of the liability is determined using the fair value of our notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

Return to Top

The following table summarizes the maturity dates of our contractual obligations as of December 31, 2012:

Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt(1)	$77,919	$72,391	$1,410	$1,652	$2,466
Capital Leases(2)	271	141	130	—	—
Interest(3)	5,331	3,769	775	528	259
Purchase Obligations(4)	44,242	41,614	1,272	1,356	—
Operating Leases	35,560	9,178	13,727	7,998	4,657
Redeemable Preferred Stock(5)	143,200	—	—	—	143,200
Unrecognized Tax Benefits(6)	2,679	—	—	—	—
Total Contractual Obligations	$309,202	$127,093	$17,314	$11,534	$150,582
(1) Long-term debt includes 5.5% Senior Notes due November 1, 2013 classified as short-term and a mortgage note payable maturing June 1, 2020 (See Note 11 to the Consolidated Financial Statements).
(2) Amounts represent future lease payments, excluding interest, due on four capital leases, which end between fiscal 2013 and fiscal 2015 (See Note 13 to the Consolidated Financial Statements).
(3) Interest expense on long-term debt is comprised of $3.3 million relating to Senior Notes, $2.0 million in mortgage interest, and approximately $22,000 of interest relating to future capital lease obligations.
(4) Purchase obligations consist primarily of open purchase orders for inventory.
(5) Redeemable preferred stock due December 31, 2017 at $15.99 per share for a total redemption price of $143.2 million (See Note 17 to the Consolidated Financial Statements).
(6) We are not able to reasonably estimate the timing of the potential future payments on unrecognized tax benefits of $2.7 million (See Note 14 to the Consolidated Financial Statements).

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 3,000,000 shares in addition to 6,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program.  We repurchased approximately 695,000 shares during the year ended December 31, 2012. As of December 31, 2012, the cumulative total shares purchased under the new and old program was 7,399,840, at a total cost of approximately $265.0 million. The acquired shares are held as common stock in treasury at cost.

During the year ended December 31, 2012, we paid $3.0 million in dividends, compared to $14.0 million for the eleven months ended December 31, 2011. Our ability to pay cash dividends in the future is dependent upon, among other things, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future, for example, to fund new acquisitions or retire debt. As we normally do, we will review our dividend policy prior to our next dividend payment and may adjust the rate of our semi-annual dividend if necessary.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize derivatives for operational purposes (i.e., foreign exchange forward contracts).

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

Generally, our sales are based on fixed prices from published price lists.  We record estimated reductions to revenue for customer programs, volume incentives and other promotions.  Should market conditions decline, we may increase customer incentives with respect to future sales.  We also record reductions to revenue based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required.  In some instances, we receive payment in advance of product delivery.  Such advance payments occur primarily in our direct selling and direct marketing channels and are recorded as deferred revenue in Accrued expenses in the Consolidated Balance Sheets.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded as revenue.

We establish an allowance for doubtful accounts for trade receivables.  The allowance is determined based on our evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations, including those to us, could be adversely affected by declining retail sales resulting from such factors as contraction in the economy or a general decline in consumer spending.

The sales price for our products sold is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product, except for rights to return that we believe are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences.

Inventory valuation

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  We write down our inventory for estimated obsolete, excess and unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, customer programs and sales forecasts.  If market acceptance of our existing products or the successful introduction of new products should significantly decrease, additional inventory write-downs could be required.  Potential additional inventory write-downs could result from unanticipated additional quantities of obsolete finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

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

Goodwill and other indefinite lived intangibles

Return to Top

We had approximately $10.9 million and $10.8 million of goodwill and other indefinite lived intangibles, as of December 31, 2012 and December 31, 2011, respectively.  Goodwill is subject to an assessment for impairment using a two-step fair value-based test and other intangibles are also subject to impairment reviews, which are performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

We perform our annual assessment of goodwill impairment as of January 31, or as deemed necessary. The first step is to identify whether a potential impairment exists. This first step compares the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of our reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology and the market multiple methodology. The fair value of the reporting units is derived using a combination of the outcome of the two valuation techniques described above and depends in part on whether the market multiple methodology has sufficient similar transactions occurring in a recent timeframe.  The discounted cash flow methodology assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple methodology estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense.

Our assumptions in the discounted cash flow methodology used to support recoverability include the reporting unit’s five year business outlook. The business outlook is a five year projection of the business unit’s financial performance.  The business outlook includes the cash expected to be generated from the reporting unit based on certain assumptions for revenue growth, capital spending and profit margins. This serves as the basis for the discounted cash flow model in determining fair value. Additionally, the discount rate utilized in the cash flow model values the reporting unit to its net present value taking into consideration the time value of money, other investment risk factors and the terminal value of the business. For the terminal value, we used a multiple of earnings before income taxes, depreciation and amortization (“EBITDA”) multiplied by a certain factor for which an independent third party would pay for a similar business in an arms length transaction.  In determining this factor we used information that was available for similar transactions executed in the marketplace. The multiple of EBITDA used contemplates, among other things, the expected revenue growth of the business, which in turn would require the use of a higher EBITDA multiple if revenue were expected to grow at a higher rate than normal.  The following circumstances could impact our cash flow and cause further impairments to reported goodwill:

•	unexpected increase in competition resulting in lower prices or lower volumes,

•	entry of new products into the marketplace from competitors,

•	lack of acceptance of our new products into the marketplace,

•	loss of a key employee or customer,

•	significantly higher raw material costs,

•	economic downturn, and

•	other micro/macroeconomic factors.

Candles & Home Décor Segment

The December 31, 2012 impairment assessment of the remaining $2.3 million of the goodwill within the PartyLite reporting unit indicates that it is fully recoverable.

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

Trade Names and Trademarks

Our trade name and trademark intangible assets relate to our acquisitions of Miles Kimball and Walter Drake (reported in the Catalog & Internet segment) and our acquisition of ViSalus beginning in October 2008 (reported in the Health & Wellness segment). We had approximately $8.6 million and $8.5 million in trade names and trademarks as of December 31, 2012 and 2011, respectively.

On an annual basis we perform our assessment of impairment for indefinite-lived intangible assets, or upon the occurrence of a triggering event.  We use the relief from royalty method to estimate the fair value for indefinite-lived intangible assets. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the income approach or discounted cash flow methodology used to determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is equal to the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements using an intellectual property data base. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than “book” or accounting profits.

During the year ended December 31, 2012, the Exposures brand under the Miles Kimball business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending, due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.8 million to Administrative and other expenses in the Consolidated Statements of Earnings resulting in a carrying value of $0.6 million.

As of December 31, 2012, we performed our annual impairment analysis on the trade names and trademarks of the Catalog & Internet and ViSalus assets. The three primary assumptions used in the relief from royalty method are the discount rate, the perpetuity growth rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The perpetuity growth rate estimates the businesses' sustainable long-term growth rate. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to risk adjust the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units’ past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets.

If the discount rate had increased by 0.5% and royalty rate had decreased by 0.25%, the estimated fair value of the trade names and trademarks within the Catalog & Internet segment would have decreased by $2.8 million to $7.3 million. This decrease would have required us to take an additional impairment charge of $0.2 million to write-down our indefinite lived intangibles to

Return to Top

its estimated fair value. Conversely, if the discount rate had decreased by 0.5% and the royalty rate had increased by 0.25%, the estimated fair value of the trade names and trademarks within the Catalog and Internet segment would have increased by $3.0 million, resulting in no impairment charge. There would have been no impact in the recorded value of the ViSalus trade names and trademarks within the Health & Wellness segment, if the same changes in discount and royalty rate assumptions had occurred as the value would have exceeded its recorded value by $20.8 million and $34.3 million, respectively.

Equity Incentive Compensation Expense

Our ViSalus subsidiary has recorded equity incentive compensation expense related to certain equity rights of unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company recorded an expense of $11.3 million, $27.1 million and $1.9 million in Administrative and other expense, respectively for the year ended December 31, 2012, the eleven months ended December 31, 2011 and the year ended January 31, 2011. In January 2013, the Company made a final payment of $25.3 million to certain equity rights and unit holders associated with the Company's acquisition of ViSalus.

Accounting for income taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or change the allowance in a period, we would include this as an expense within the tax provision in the accompanying Consolidated Statements of Earnings. Management periodically estimates our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for the tax uncertainties, primarily recorded in long-term liabilities, total $2.7 million and $2.9 million at December 31, 2012 and 2011, respectively. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings.

Blyth's historical policy has been to consider its unremitted foreign earnings as not indefinitely invested except for amounts deemed required for working capital and expansion needs and as such provide deferred income tax expense on these undistributed earnings. The Company periodically reassesses whether the non-US subsidiaries will invest their undistributed earnings indefinitely.

As of December 31, 2012, we determined that $203.9 million of cumulative undistributed foreign earnings were not reinvested indefinitely by our non-U.S. subsidiaries. For the year ended December 31, 2012 and the eleven months ended December 31, 2011, we repatriated $50 million and $70 million respectively. As a result, $4.5 million of a reduction to deferred taxes was recorded in the current year as an increase to our Net earnings on those unremitted earnings.

In November 2011, the Company settled certain issues with a state department of revenue covering fiscal years 2002 through 2009, as more fully discussed in Note 16. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the year ended December 31, 2013 but the amount cannot be estimated.

Return to Top

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have operations outside of the United States and sell our products worldwide.  Our activities expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by us. We enter into contracts, with the intention of limiting these risks, with only those counterparties that we deem to be creditworthy, and also in order to mitigate our non-performance risk. International sales represented 40% of total sales for the year ended December 31, 2012.

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of December 31, 2012, we held $17.2 million of short-term bond mutual funds and $14.9 million of pre-refunded and municipal bonds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of December 31, 2012 and 2011 was $3.9 million and $5.6 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at December 31, 2012 for cash flow hedges is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax gain included in AOCI at December 31, 2011 for cash flow hedges was $0.4 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of December 31, 2012:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Loss
Euro	$4,300	$1.28	$(131)

The foreign exchange contracts outstanding have maturity dates through October 2013.

Return to Top

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc.

We have audited the accompanying consolidated balance sheets of Blyth, Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2012, the eleven month period ended December 31, 2011 and the year ended January 31, 2011. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, the eleven month period December 31, 2011and the year ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 14, 2013

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,056	$200,571
Short-term investments	32,073	34,742
Accounts receivable, less allowance for doubtful receivables $1,274 and $380, respectively	9,187	6,810
Inventories	90,952	90,357
Prepaid assets	18,309	17,695
Deferred income taxes	14,305	12,507
Other current assets	27,722	28,951
Current assets of discontinued operations	—	19,048
Total current assets	321,604	410,681
Property, plant and equipment, at cost:
Land and buildings	87,583	85,711
Leasehold improvements	9,916	7,970
Machinery and equipment	76,028	79,545
Office furniture, data processing equipment and software	57,593	49,872
Construction in progress	7,070	2,269
	238,190	225,367
Less accumulated depreciation	145,082	144,028
	93,108	81,339
Other assets:
Investments	2,141	5,414
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $14,573 and $13,929, respectively	9,393	9,971
Other assets	6,379	5,591
Total other assets	20,211	23,274
Total assets	$434,923	$515,294
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$72,532	$677
Accounts payable	32,519	37,950
Accrued expenses	95,284	70,571
Income taxes payable	959	7,281
Other current liabilities	8,132	9,535
Current liabilities of discontinued operations	—	7,724
Total current liabilities	209,426	133,738
Deferred income taxes	1,951	4,892
Long-term debt, less current maturities	5,658	99,206
Other liabilities	12,537	36,119
Commitments and contingencies	—	—
ViSalus redeemable preferred stock	146,547	—
Redeemable noncontrolling interest	—	87,373
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,505,210 shares and 25,641,484 shares, respectively	530	514
Additional contributed capital	167,080	147,790
Retained earnings	318,299	420,349
Accumulated other comprehensive income	14,401	11,862
Treasury stock, at cost, 9,944,239 shares and 9,204,340 shares, respectively	(441,774)	(426,717)
Total stockholders' equity	58,536	153,798
Noncontrolling interest	268	168
Total equity	58,804	153,966
Total liabilities and equity	$434,923	$515,294

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings
	For the year ended	For the eleven months ended	For the year ended
(In thousands, except per share data)	December 31, 2012	December 31, 2011	January 31, 2011

Net sales	$1,179,514	$827,612	$738,947
Cost of goods sold	391,994	291,826	273,641
Gross profit	787,520	535,786	465,306
Selling	516,419	361,314	311,227
Administrative and other expense	186,535	142,350	104,540
Total operating expense	702,954	503,664	415,767
Operating profit	84,566	32,122	49,539
Other expense (income):
Interest expense	6,057	5,705	7,150
Interest income	(1,724)	(1,301)	(873)
Foreign exchange and other, net	(909)	200	1,118
Total other expense	3,424	4,604	7,395
Earnings from continuing operations before income taxes and noncontrolling interest	81,142	27,518	42,144
Income tax expense	31,635	7,360	14,657
Earnings from continuing operations	49,507	20,158	27,487
Earnings (loss) from discontinued operations, net of income tax expense of $1,474, benefit of $1,140 and benefit of $207, respectively	2,197	(2,445)	(1,360)
Earnings (loss) on sale of discontinued operations, net of income tax expense of $3,065 and benefit of $1,324, respectively	5,540	(2,458)	—
Net earnings	57,244	15,255	26,127
Less: Net earnings (loss) attributable to noncontrolling interests	13,242	(971)	(464)
Net earnings attributable to Blyth, Inc.	44,002	16,226	26,591
Less: Exchange of redeemable preferred stock in excess of fair value	(33,956)	—	—
Net earnings attributable to Blyth, Inc. common stockholders	$10,046	$16,226	$26,591
Basic earnings per share: (a)
Net earnings from continuing operations	$0.13	$1.28	$1.65
Net earnings (loss) from discontinued operations	0.45	(0.30)	(0.08)
Net earnings attributable per share of Blyth, Inc. common stock	$0.58	$0.98	$1.57
Weighted average number of shares outstanding	17,180	16,546	16,924
Diluted earnings per share: (a)
Net earnings from continuing operations	$0.13	$1.27	$1.64
Net earnings (loss) from discontinued operations	0.45	(0.29)	(0.08)
Net earnings attributable per share of Blyth, Inc. common stock	$0.58	$0.98	$1.56
Weighted average number of shares outstanding	17,247	16,656	17,017
Cash dividend declared per share	$0.18	$0.85	$0.60

(a) Basic and diluted earnings per share are determined on the Net earnings attributable to Blyth, Inc. of $44,002 thousand less the Exchange of redeemable preferred stock in excess of fair value of $33,956 thousand.

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income
	For the year ended	For the eleven months ended	For the year ended
(In thousands)	December 31, 2012	December 31, 2011	January 31, 2011
Net earnings	$57,244	$15,255	$26,127
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,451	(7,868)	(1,284)
Net unrealized gain (loss) on certain investments:
Unrealized holding gain arising during period	202	707	1,645
Less: Reclassification of realized (gain) loss to net income	(624)	(583)	25
Net unrealized gain (loss)	(422)	124	1,670
Net unrealized gain (loss) on cash flow hedging instruments	(490)	504	(202)
Other comprehensive income (loss)	2,539	(7,240)	184
Total comprehensive income, net of tax	59,783	8,015	26,311
Less: comprehensive (income) loss attributable to noncontrolling interests	(13,242)	971	464
Comprehensive income attributable to Blyth, Inc.	$46,541	$8,986	$26,775

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (As adjusted)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest	Redeemable Preferred Stock
Balance at January 31, 2010	$510	$144,235	$494,495	$18,918	$(403,329)	$3	$254,832	$(1,493)	$—
Net earnings (loss) for the year			26,591			224	26,815	(688)
Distribution to noncontrolling interest						(149)	(149)
Reclass of Redeemable Noncontrolling Interest to Noncontrolling Interest						(2,181)	(2,181)	2,181
Other comprehensive income				184			184
Common stock issued in connection with long-term incentive plan	2	(2)					—
Stock-based compensation		2,123					2,123
Dividends declared ($0.60 per share)			(9,978)				(9,978)
Treasury stock purchases (1)					(20,881)		(20,881)
Balance at January 31, 2011	$512	$146,356	$511,108	$19,102	$(424,210)	$(2,103)	$250,765	$—	$—
Net earnings (loss) for the year			16,226			257	16,483	(1,228)
Distribution to noncontrolling interest						(167)	(167)
Reclass of Redeemable Noncontrolling Interest to Noncontrolling Interest						2,181	2,181	(2,181)
Other comprehensive income				(7,240)			(7,240)
Common stock issued in connection with long-term incentive plan	2	(2)					—
Stock-based compensation		1,436					1,436
Purchase of additional ViSalus interest			(2,160)				(2,160)
Accretion of redeemable noncontrolling interest			(90,782)				(90,782)	90,782
Dividends declared ($0.85 per share)			(14,043)				(14,043)
Treasury stock purchases (1)					(2,507)		(2,507)
Balance, December 31, 2011	$514	$147,790	$420,349	$11,862	$(426,717)	$168	$153,966	$87,373	$—
Net earnings for the period			44,002			281	44,283	12,890	71
Distribution to noncontrolling interest						(181)	(181)	(5,998)
Other comprehensive income				2,539			2,539
Stock-based compensation	2	4,676					4,678
Purchase of additional ViSalus interest	14	14,614					14,628	(96,661)
Reversal of accretion of redeemable noncontrolling interest, net			(2,396)				(2,396)	2,396
Issuance of redeemable preferred stock, net (2)			(140,644)				(140,644)		146,476
Dividends paid ($0.18 per share)			(3,012)				(3,012)
Balance, Treasury stock purchases (1)					(15,057)		(15,057)
Balance, December 31, 2012	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804	$—	$146,547

(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.
(2) Net amount includes $5.8 million reclassed from accrued expenses to equity as a result of a stock award settlement previously accounted for as a liability and satisfied with the redeemable preferred stock.

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
	For the year ended	For the eleven months ended	For the year ended
(In thousands)	December 31, 2012	December 31, 2011	January 31, 2011
Cash flows from operating activities:
Net earnings attributable to Blyth	$44,002	$16,226	$26,591
Less net earnings (loss) attributable to noncontrolling interests	13,242	(971)	(464)
(Earnings) loss from discontinued operations, net of tax	(7,737)	4,903	1,360
Earnings from continuing operations	49,507	20,158	27,487
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,239	10,172	11,234
Gain on sale of assets	(582)	(863)	(372)
Stock-based compensation expense	4,676	1,533	2,123
Deferred income taxes	979	(12,977)	206
Impairment of assets	834	—	2,432
Equity in (earnings) losses of investee	—	(14)	587
Changes in operating assets and liabilities:
Accounts receivable	(2,229)	3,018	243
Inventories	(196)	(8,053)	(4,992)
Prepaid and other	(1,283)	(10,625)	1,994
Other long-term assets	(1,531)	641	1,696
Accounts payable	(6,494)	4,817	(5,092)
Accrued expenses	6,355	9,718	(657)
Income taxes payable	(6,456)	3,333	(759)
Other liabilities and other	(83)	15,482	2,858
Net cash provided by operating activities of continuing operations	54,736	36,340	38,988
Net cash provided by (used in) operating activities of discontinued operations	(2,981)	(7,805)	1,431
Net cash provided by operating activities	51,755	28,535	40,419
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(19,393)	(6,318)	(8,192)
Purchases of short-term investments	(63,543)	(39,420)	(6,899)
Proceeds from sale of short-term investments	66,090	15,228	11,892
Proceeds from sale of discontinued operations	23,500	31,193	—
Cash settlement of net investment hedges	(1,874)	—	638
Proceeds from sales of assets	539	—	21
Proceeds from sale of long-term investments	3,650	1,728	2,237
Net cash provided by (used in) investing activities	8,969	2,411	(303)
Cash flows from financing activities:
Purchases of treasury stock	(13,434)	(2,231)	(20,557)
Borrowings on long-term debt	—	—	440
Repayments on long-term debt	(21,722)	(11,031)	(535)
Purchases of additional ViSalus interest	(89,197)	(2,520)	—
Payments on capital lease obligations	(127)	(93)	(145)
Dividends paid	(3,012)	(14,043)	(18,803)
Distributions to noncontrolling interest	(6,179)	(167)	(149)
Net cash used in financing activities	(133,671)	(30,085)	(39,749)
Effect of exchange rate changes on cash	1,432	(3,606)	1,525
Net increase (decrease) in cash and cash equivalents	(71,515)	(2,745)	1,892
Cash and cash equivalents at beginning of period	200,571	203,316	201,424
Cash and cash equivalents at end of period	$129,056	$200,571	$203,316
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,140	$6,061	$6,156
Income taxes	46,511	27,227	12,477
Non-cash transactions:
Capital leases for equipment	$137	$132	$231
Stock issued for ViSalus acquisition	14,628	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on the direct to consumer market.  The Company designs and markets weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, meal replacement shakes and vitamins and energy mixes. The Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Health & Wellness segment, the Candles & Home Décor segment and the Catalog & Internet segment.

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

Discontinued Operations

In 2012, the Company sold its Sterno business and in 2011 it sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 4 to the Consolidated financial statements.  The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.

Return to Top

Change in fiscal year-end

On December 7, 2011, the Board of Directors approved a change in the Company's fiscal year end from January 31st to December 31st, which was effective December 31, 2011. In addition, the Company has eliminated the lag differences in the reporting year-ends of certain of its subsidiaries to align them with the Company and its other subsidiaries' fiscal year ends. The following tables show the unaudited operating results and the statement of cash flows adjusted for the eleven months ended December 31, 2010.

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Eleven months ended
December 31, 2010
(In thousands, except per share data)	(Unaudited)
Net sales	$687,469
Cost of goods sold	252,623
Gross profit	434,846
Selling	288,931
Administrative and other	96,490
Total operating expense	385,421
Operating profit	49,425
Other expense (income):
Interest expense	6,381
Interest income	(818)
Foreign exchange and other	(148)
Total other expense	5,415
Earnings from continuing operations before income taxes	44,010
Income tax expense	16,312
Earnings from continuing operations	27,698
Loss from discontinued operations	(267)
Net earnings	27,431
Less: Net loss attributable to noncontrolling interests	(638)
Net earnings attributable to Blyth, Inc.	$28,069

Basic earnings per share:
Basic net earnings from continuing operations	$1.67
Basic net loss from discontinued operations	(0.02)
Basic net earnings attributable to Blyth, Inc.	$1.65
Weighted average number of shares outstanding	16,960

Diluted earnings per share:
Diluted net earnings from continuing operations	$1.66
Diluted net loss from discontinued operations	(0.02)
Diluted net earnings attributable to Blyth, Inc.	$1.64
Weighted average number of shares outstanding	17,050

Return to Top

BLYTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Eleven months ended
(In Thousands)	December 31, 2010
Cash flows from operating activities:	(Unaudited)
Net earnings attributable to Blyth	$28,069
Less net loss attributable to noncontrolling interests	(638)
Loss from discontinued operations, net of tax	267
Earnings from continuing operations	27,698
Adjustments to reconcile earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,201
Gain on sale of assets	(380)
Stock-based compensation expense	2,285
Deferred income taxes	9,975
Equity in losses of investee	587
Changes in operating assets and liabilities:
Accounts receivable	6,286
Inventories	(5,133)
Prepaid and other	3,919
Other long-term assets	1,928
Accounts payable	(1,673)
Accrued expenses	(3,912)
Income taxes payable	(103)
Other liabilities and other	2,635
Net cash provided by operating activities of continuing operations	54,313
Net cash used in operating activities of discontinued operations	(10,523)
Net cash provided by operating activities	43,790
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(7,909)
Purchases of short-term investments	(6,899)
Proceeds from short-term investments	10,000
Proceeds from sales of assets	20
Proceeds from sale of long-term investments	2,237
Net cash used in investing activities	(2,551)
Cash flows from financing activities:
Purchases of treasury stock	(20,557)
Borrowings on long-term debt	440
Repayments on long-term debt	(474)
Payments on capital lease obligations	(128)
Dividends paid	(18,803)
Distributions to noncontrolling interest	(135)
Net cash used in financing activities	(39,657)
Effect of exchange rate changes on cash	(6,871)
Net decrease in cash and cash equivalents	(5,289)
Cash and cash equivalents at beginning of period	201,424
Cash and cash equivalents at end of period	$196,135

Return to Top

Two-for-one stock split

On May 16, 2012, the Company's Board of Directors announced a two-for-one stock split of its common stock effective in the form of a stock dividend of one share for each outstanding share. The record date for the stock split was June 1, 2012, and the additional shares were distributed on June 15, 2012. Accordingly, all per share amounts, weighted average shares outstanding, shares outstanding and shares repurchased presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock split. Shareholders' equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the stock split from Retained Earnings to Common Stock.

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

Credit Concentration

The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company makes provisions for estimated credit losses. No single customer accounts for 10% or more of Net Sales or Accounts Receivable.

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

Investments

The Company makes investments from time to time in the ordinary course of its business that may include common and preferred equity securities, debt instruments (all maturing within one year), mutual funds, cost investments and long-term investments and/or joint ventures. The Company’s investments are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 320 Investments – debt and equity securities and 325 Investments - other. The Company reviews investments for impairment using both quantitative and qualitative factors. Unrealized gains and losses on available-for-sale investment securities that are considered temporary and are not the result of a credit loss are included in AOCI, net of applicable taxes, while realized gains and losses are reported in earnings.

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

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. Refer to Note 7 for further details on our accounting for derivative instruments.

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

The Company holds its cash investments with high credit quality financial institutions. Cash balances in the Company’s U.S. concentration accounts are fully insured by the Federal Deposit Insurance Corporation with no limit per bank. The Company has $1.8 million of restricted cash, reported in Investments, in certificates of deposits, of which $1.2 million is used as collateral to standby letters of credit. This cash will be restricted until the standby letters of credit are relieved by the beneficiaries.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  The Company records provisions for obsolete, excess and unmarketable inventory in Cost of goods sold.

Shipping and Handling

The Company classifies shipping and handling fees billed to customers as Revenue, and shipping and handling costs as Cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation expense for the year ended December 31, 2012, the eleven months ended December 31, 2011 and the year ended January 31, 2011 was $10.6 million, $9.5 million and $10.1 million, respectively.  The amortization of assets obtained through capital leases is also recorded as a component of depreciation expense. Depreciation is provided for principally by use of the straight-line method for financial reporting purposes.  Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  The Company records gains and losses from the sale of property, plant and equipment in operating profit.

The principal estimated lives used in determining depreciation are as follows:

Buildings	27 to 40 years
Leasehold improvements	5 to 10 years
Machinery and equipment	5 to 12 years
Office furniture, data processing equipment and software	3 to 7 years

Goodwill and Other Indefinite Lived Intangibles

Goodwill and Other indefinite-lived intangibles are subject to an assessment for impairment at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment for goodwill as of January 31.

Return to Top

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of foreign currency cumulative translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and the net gains and losses on cash flow hedging instruments and net investment hedges.  The Company reports, by major components and as a single total, the change in comprehensive income (loss) during the period as part of the Consolidated Statements of Stockholders’ Equity.

Return to Top

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

(In thousands)	December 31, 2012			December 31, 2011			January 31, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$2,347	$1,104	$3,451	$(4,544)	$(3,324)	$(7,868)	$(5,114)	$3,830	$(1,284)
Net unrealized gain (loss) on certain investments:
Unrealized holding gain arising during period	264	(62)	202	1,085	(378)	707	2,050	(405)	1,645
Less: Reclassification adjustments for (gain) loss included in net income	(960)	336	(624)	(896)	313	(583)	60	(35)	25
Net unrealized gain (loss)	(696)	274	(422)	189	(65)	124	2,110	(440)	1,670
Net unrealized gain (loss) on cash flow hedging instruments	(741)	251	(490)	775	(271)	504	(311)	109	(202)
Other comprehensive income (loss)	$910	$1,629	$2,539	$(3,580)	$(3,660)	$(7,240)	$(3,315)	$3,499	$184

Income Taxes

Income tax expense is based on taxable income, statutory tax rates and the impact of non-deductible items. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The Company periodically estimates whether its tax benefits are more likely than not sustainable on audit, based on the technical merits of the position. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the Company's tax rate may increase or decrease in any period.

Deferred tax assets and liabilities reflect the Company's best estimate of the tax benefits and costs expected to realize in the future. The Company establishes valuation allowances to reduce its deferred tax assets to an amount that will more likely than not be realized.

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. A number of years may elapse before an uncertain tax position for which we have established a tax reserve is audited and finally resolved, and the number of years for which we have audits that are open varies depending on the tax jurisdiction (a current summary is provided in Note 14 to the Consolidated Financial Statements). When facts and circumstances change, we reassess these probabilities and record any necessary adjustments to the provision.

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

The Company records estimated reductions to revenue for customer programs for volume incentives and other promotions. The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  In some instances, the Company receives payment in advance of product

Return to Top

delivery and records it as deferred revenue.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded to revenue. Gift card sales are also included in deferred revenue. Upon redemption or when redemption is remote, the related deferred revenue is recorded to revenue. The Company considers applicable escheat laws and historical redemption data when realizing gift card revenue.

The Company has established an allowance for doubtful accounts for its trade receivables.  The allowance is determined based on the Company’s evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment. The sales price for the Company’s products sold is fixed prior to the time of shipment to the customer.  Customers have the right to return product within 30 days of purchase or in circumstances which the Company believes are typical of the industry for such reasons as damaged goods, shipping errors or similar occurrences. Independent consultants within the Candles and Home Decor segment are allowed to return unused product purchased within the past twelve months for a refund of 90% of its original purchase price.

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

Cost of Goods Sold and Operating Expenses

Cost of goods sold includes the cost of raw materials and their procurement costs, inbound and outbound freight, and the direct and indirect costs associated with the personnel, resources and property, plant and equipment related to the manufacturing, warehousing, inventory management and order fulfillment functions. Selling expenses include commissions paid to consultants and promoters, customer service costs, catalog costs including printing and shipping, the salaries and benefits related to personnel within the marketing and selling functions, costs associated with promotional offers to independent consultants and promoters, and other selling and marketing expenses. Administrative and other expenses includes salaries and related benefits associated with various administrative departments, including human resources, legal, information technology, finance and executive, as well as professional fees and administrative facility costs associated with leased buildings, office equipment and supplies.

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

Annual incentive trips and bonuses are awarded to consultants and promoters who recruit new consultants or promoters or achieve certain sales levels. Estimated costs related to these promotional offers are recorded as compensation within Selling expense as they are earned. For the year ended December 31, 2012, the eleven months ended December 31, 2011 and the year

Return to Top

ended January 31, 2011, expenses related to promotional activities were recorded of $15.1 million, $23.5 million and $10.3 million, respectively.

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefit. For the year ended December 31, 2012, the eleven months ended December 31, 2011 and the year ended January 31, 2011, advertising expenses were recorded of $74.4 million, $64.6 million and $67.3 million, respectively. As of December 31, 2012 and December 31, 2011, prepaid advertising expenses totaled $9.4 million and $9.0 million, respectively.

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

In the Candles & Home Décor segment, catalog production costs are capitalized and expensed as the catalogs are distributed, generally over less than a twelve month period.

Note 2. New Accounting Pronouncements

The following is a list of accounting standards that could have an impact on future financial statements or disclosures upon adoption:

On January 31, 2013, FASB issued FASB ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). This standard requires enhanced disclosure about financial instruments and derivative instruments that are either (1) offset in the statement of financial position or (2) subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years beginning January 1, 2013 and all interim periods in that year and requires retrospective disclosure for all comparative periods. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income in their entirety. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for annual and interim periods beginning January 1, 2013. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

Note 3. Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments. In October 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. In April 2011, the Company completed the second phase of its acquisition of ViSalus for approximately $2.5 million, increasing its ownership to 57.5%. In January 2012, the Company completed the third phase of its acquisition of ViSalus and increased its ownership to 72.7% for approximately $22.5 million in cash and the issuance of 681,324 unregistered shares of the Company's common stock valued at $14.6 million, of which 340,662 shares may not be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the 340,662 shares of common stock that may not be sold or transferred were issued at a discount to the trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement, and were subsequently adjusted in April 2012 for the difference between the actual 2011 EBITDA and the estimate used in the third closing. The Company paid an additional $6.2 million in April 2012 after determination of the actual 2011 EBITDA, bringing the total third phase acquisition cost to $43.3 million.

In December 2012, the Company purchased an additional 8.2% of ViSalus increasing its ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and the other members exchanged their remaining membership interests for Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million.

Return to Top

A total of 8,955,730 shares of Preferred Stock were issued. The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares.

The Company has accounted for the redeemable preferred stock in accordance with the guidance of ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and the non-codified portions of Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities”. ASC 480 requires preferred securities that are redeemable for cash to be classified outside permanent equity if they are redeemable (1) at a fixed or determinable date, (2) at the option of the holder or (3) upon occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company has classified the preferred stock outside of permanent equity as its redemption has been determined to be not solely within the control of the issuer.

As of December 31, 2012, $146.5 million of Preferred Stock was recorded at its fair value outside of permanent equity as required by ASC 480. The Company determined the fair value of the Preferred Stock based on an allocation of ViSalus's total enterprise value to its Preferred and common stock components utilizing an option pricing model. The option pricing model considered the characteristics of the ViSalus Preferred and common stock, interest rates, expected term and estimated volatility. The enterprise value was determined using a combination of a discounted cash flow methodology and a publicly traded company market multiple methodology. The discounted cash flow methodology used an estimated weighted average cost of capital to discount the estimated future cash flows of ViSalus to its present value. The publicly traded company methodology used various market multiples with consideration for comparable operating revenues and earnings. The initial recording to fair value has been recorded as a charge to retained earnings since no proceeds were received at the time of issuance.

For the year ended December 31, 2012, the Company recognized an allocation of net earnings attributed to Blyth, Inc. to the preferred stockholders of $34.0 million (or $1.97 per share) due to the issuance of the Preferred Stock based on the excess of its fair value compared to the fair values of the noncontrolling interest exchanged in accordance with ASC 480.

The acquisition of ViSalus involves related parties, as discussed in Note 15 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus include its three founders (each of whom currently own approximately 4.6% for a total of 13.7%) (“the founders”), Robert B. Goergen (the Company's Chairman of the Board and Chief Executive Officer, who owns 1.7%), Robert B. Goergen, Jr. (the Company's President and Chief Operating Officer, who owns 0.1%), Todd A. Goergen (ViSalus's Chief Strategy Officer, who owns 0.6%), and a small group of employees and others who collectively own approximately 3.0% of ViSalus. The Company's initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), ($3.0 million) and each of the three founders ($2.5 million each). The Company's second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  The Company's third investment in ViSalus of $28.7 million in cash and the issuance of 681,324 unregistered shares of common stock, was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 681,324 unregistered shares) and others ($7.6 million in cash, in the aggregate). The Company's fourth investment of $60.5 million was paid to Robert B. Goergen ($5.1 million), Robert B. Goergen, Jr. ($0.2 million), Todd A. Goergen ($1.7 million), each of the three founders ($13.3 million each) and others ($13.6 million in the aggregate). Mr. Goergen, Blyth's chairman and chief executive officer, beneficially owns approximately 34.7% of Blyth's outstanding common stock, and together with members of his family, owns substantially all of RAM.

ViSalus has recorded equity incentive compensation expense related to certain equity rights and unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company recorded an expense of $11.3 million, $27.1 million and $1.9 million in Administrative and other expense, respectively for the year ended December 31, 2012, the eleven months ended December 31, 2011 and the year ended January 31, 2011. In January 2013, the Company made a final payment of $25.3 million to certain equity rights and unit holders associated with the Company's acquisition of ViSalus. On September 26, 2012, ViSalus announced that it had withdrawn its planned initial public offering due to uncertain market conditions. As a result ViSalus recorded $4.7 million of initial public offering fees which were expensed in Administrative and other expense in the Health & Wellness segment for the year ended December 31, 2012.

Note 4. Discontinued Operations

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash and recorded a gain of $5.5 million, net of tax expenses. For the year ended December 31, 2012, the eleven months ended December 31, 2011 and the year ended January 31, 2011 revenues were $48.3 million, $60.7 million and $57.7 million and income before income taxes were $3.7 million, $2.1 million and $0.1 million, respectively.

Return to Top

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the former Wholesale segment for $36.9 million and incurred a loss of $2.5 million, net of tax benefits. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million, included within Other current assets, partially secured by fixed assets sold at the time of the transaction. The agreement also provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011. For the eleven months ended December 31, 2011 and the year ended January 31, 2011, revenues were $17.3 million and $104.6 million, respectively, and losses before income taxes were $5.1 million and $0.8 million, respectively.

On May 29, 2012, the Company executed an amendment to the $11.9 million promissory note. This amendment provided the borrower with an initial ninety day extension to August 25, 2012 and the option, which was exercised, to extend this note another ninety days to November 23, 2012. Interest on the initial ninety day extension accrued at 4.5% and was payable in arrears monthly. Interest on the second extension accrued at 9.0% and was payable in arrears monthly. Interest has been received from the borrower through December 31, 2012. On February 4, 2013, the Company and the borrower executed a settlement and release agreement and the borrower paid $10.0 million as a final settlement of the promissory note. As a result of this settlement, the Company recorded a $1.9 million impairment on the promissory note and recorded other adjustments of $0.3 million, for a net write-down of $1.6 million recorded in Foreign exchange and Other.

On February 11, 2011, the Company assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. The proceeds from the sale of the assets were used to discharge the claims of the creditors. In the fourth quarter of the year ended January 31, 2011, the Company assessed the recoverability of these assets and recorded a $1.1 million impairment charge. This charge was primarily to write down its fixed assets, inventories on hand and other assets, net of any expected recoveries and was recorded to Cost of goods sold and Administrative expenses in the Consolidated Statement of Earnings within the Catalog & Internet Segment. Revenue and losses before income taxes for Boca Java are not significant.

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the year ended December 31, 2012, the eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011. The following table provides the detail of the assets and liabilities of discontinued operations as of December 31, 2011:

Current assets of discontinued operations	December 31, 2011
Accounts receivable, net	$7,479
Inventories	7,004
Prepaid and other	99
Net plant, property & equipment	3,177
Other assets	1,289
Total	$19,048

Current liabilities of discontinued operations
Accounts payable	$3,093
Accrued expenses	4,631
Total	$7,724

Note 5. Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates their fair value.

The Company’s investments as of December 31, 2012 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds, pre-refunded and municipal bonds, and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

Return to Top

	December 31, 2012			December 31, 2011
(In thousands)	Cost Basis [1]	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis(1)	Fair Value	Net unrealized gain (loss) in AOCI
Pre-refunded and municipal bonds	$15,047	$14,877	$(170)	$19,781	$19,781	$—
Short-term bond mutual funds	17,014	17,196	182	15,000	14,961	(39)
Preferred stocks	—	—	—	2,172	2,928	756
Certificates of deposit	1,779	1,779	—	2,086	2,086	—
Other investment	362	362	—	400	400	—
Total investments	$34,202	$34,214	$12	$39,439	$40,156	$717
(1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset.

As of December 31, 2012 and 2011, the Company held $14.9 million and $19.8 million of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are valued based on quoted prices of similar instruments in inactive markets; interest earned on these investments is realized in Interest income in the Consolidated Statements of Earnings. As of December 31, 2012, the Company recorded an unrealized loss, net of tax of $0.1 million in AOCI and has outstanding contractual maturities through December 1, 2013.

As of December 31, 2012 and 2011, the Company held $17.2 million and $15.0 million of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized losses on these investments that are considered temporary are recorded in AOCI.   These securities are valued based on quoted prices in active markets. As of December 31, 2012, the Company recorded an unrealized gain, net of tax of $0.1 million and an insignificant amount as of December 31, 2011.

As of December 31, 2011, the Company held $2.9 million of preferred stock investments which are classified as available for sale securities. These securities are valued based on quoted prices in inactive markets. The Company recorded an unrealized gain, net of tax, of $0.5 million as of December 31, 2011 in AOCI.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.8 million and $2.1 million as of December 31, 2012 and 2011, respectively. These investments are recorded at fair value which approximates cost and interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings.

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. As of December 31, 2012 and 2011, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 15.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of December 31, 2012 and 2011, the fair value of these securities was $0.8 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings for the year ended December 31, 2012 and the eleven months ended December 31, 2011. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings are calculated using the specific identification method.

(In thousands)	Year ended December 31, 2012	Eleven months ended December 31, 2011
Net proceeds	$69,740	$16,956
Realized Gains	$960	$896

Note 6. Inventories

Return to Top

The major components of Inventories are as follows:

(In thousands)	December 31, 2012	December 31, 2011
Raw materials	$6,656	$5,409
Finished goods	84,296	84,948
Total	$90,952	$90,357

As of December 31, 2012 and 2011, the inventory valuation adjustments totaled $7.3 million and $14.1 million, respectively. The Company recorded provisions for obsolete, excess and unmarketable inventory to Cost of goods sold in the Consolidated Statements of Earnings for the year ended December 31, 2012, the eleven months ended December 31, 2011, and the fiscal year ended January 31, 2011 of $2.9 million, $4.2 million and $9.2 million, respectively.

Note 7. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of December 31, 2012, there were no outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of December 31, 2012 and 2011 was $3.9 million and $5.6 million, respectively.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax gain included in AOCI at December 31, 2011 for cash flow hedges was $0.4 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through October 2013.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	December 31, 2012		December 31, 2011
Derivatives designated as hedging instruments	Accrued Expenses	Prepaid Assets	Prepaid Assets
Foreign exchange forward contracts in an asset position	$—	$121	$680
Foreign exchange forward contracts in a liability position	(131)	—	(6)
Net derivatives at fair value	$(131)	$121	$674

Return to Top

Gain and loss activity related to the Company’s cash flow hedges are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
Foreign exchange forward contracts	$(145)	$775	Cost of goods sold	$596	$(996)

For the year ended December 31, 2012, the Company recorded a loss of $1.9 million to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

For the years ended December 31, 2012 and the eleven months ended December 31, 2011, the Company recorded a loss of $0.7 million and a gain of $0.3 million, respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Note 8. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired.

As of December 31, 2012 and 2011, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog & Internet segment; and other intangible assets of ViSalus, which is reported in the Health & Wellness segment.

During the year ended December 31, 2012, the Exposures brand under the Miles Kimball business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending, due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.8 million to Administrative and other expenses in the Consolidated Statements of Earnings resulting in a carrying value of $0.6 million.

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

For the year ended December 31, 2012, the Company purchased three domain names for $0.9 million within the Health & Wellness segment. These assets will be accounted for as indefinite-lived intangibles.

The indefinite-lived trade names and trademarks were valued at $8.6 million and $8.5 million as of December 31, 2012 and 2011, respectively.  The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually and upon the occurrence of a triggering event.

The gross value of all indefinite-lived trade names and trademarks by segment was $28.1 million in the Catalog & Internet segment and $4.2 million in the Health & Wellness segment. The gross value of all customer relationships by segment was $15.4 million in the Catalog & Internet segment.

Return to Top

Other intangible assets include the following:

	Health & Wellness Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at January 31, 2011	$1,100	$7,550	$2,142	$8,650	$2,142
Amortization	—	—	(671)	—	(671)
Impairments	—	(150)	—	(150)	—
Other intangibles at December 31, 2011	$1,100	$7,400	$1,471	$8,500	$1,471
Additions	900	—	—	900	—
Amortization	—	—	(644)	—	(644)
Impairments	—	(834)	—	(834)	—
Other intangibles at December 31, 2012	$2,000	$6,566	$827	$8,566	$827

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  For the year ended December 31, 2012 and the eleven month period ended December 31, 2011, amortization expense was $0.6 million and $0.7 million, respectively.  Estimated amortization expense for the next three years, beginning with December 31, 2013 is as follows: $0.6 million, $0.2 million and an insignificant amount to be amortized in 2015. The weighted average remaining life of the Company’s customer lists was 1.8 years at December 31, 2012.

Note 9. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarizes the financial assets and liabilities measured at fair value on a recurring basis as of  December 31, 2012 and 2011, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,779	$—	$1,779	$—
Pre-refunded bonds	14,877	—	14,877	—
Short-term bond mutual funds	17,196	17,196	—	—
Foreign exchange forward contracts	121	—	121	—
Deferred compensation plan assets (1)	825	825	—	—
Total	$34,798	$18,021	$16,777	$—
Financial liabilities
Foreign exchange forward contracts	$(131)	$—	$(131)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$2,086	$—	$2,086	$—
Pre-refunded bonds	19,781	—	19,781	—
Short-term bond mutual funds	14,961	14,961	—	—
Preferred stocks	2,928	—	2,928	—
Foreign exchange forward contracts	674	—	674	—
Deferred compensation plan assets (1)	750	750	—	—
Total	$41,180	$15,711	$25,469	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

The table below summarizes the changes in the fair value of Level-3 financial asset, representing the Company’s only remaining Auction Rate Security, for the eleven month period ended December 31, 2011:

(In thousands)	Significant unobservable inputs (Level 3)
Fair value February 1, 2011	$8,700
Sale of security (1)	(8,700)
Fair value December 31, 2011	$—
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of December 31, 2012, there were no indications or circumstances indicating that an impairment might exist.

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

Return to Top

During the year ended December 31, 2012,  indefinite-lived intangibles were written down to $8.6 million, net of $0.9 million in additions, from their carrying value of $8.5 million. During the eleven months ended December 31, 2011,  indefinite-lived intangibles were written down to $8.5 million from their carrying value of $8.7 million.

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

The valuation of these assets uses a significant amount of management’s judgment and uses information provided by third parties. The local real estate market, regional comparatives, estimated concessions and transaction costs are all considered when determining the fair value of these assets. Due to the nature of this information and the assumptions made by management, the Company has classified the inputs used in valuing these assets as level 3.

Note 10. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2012	December 31, 2011
Compensation and benefits	$33,373	$27,438
ViSalus equity incentive compensation (1)	—	4,845
Deferred revenue	13,381	15,559
Promotional	6,325	6,837
Taxes, other than income	2,956	3,638
Other	39,249	12,254
Total	$95,284	$70,571
 (1) Excludes noncurrent portion of Equity incentive compensation of $24.2 million which was included in Other liabilities at December 31, 2011

Note 11. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2012	December 31, 2011
5.50% Senior Notes	$71,764	$92,887
Other	6,426	6,996
	78,190	99,883
Less current maturities	(72,532)	(677)
	$5,658	$99,206

On October 20, 2003, the Company issued $100.0 million 5.5% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million, which is being amortized over the life of the notes.  For the year ended December 31, 2012, the Company repurchased $21.2 million of these notes for $21.9 million, resulting in $71.8 million outstanding. Such notes contain restrictions on liens on principal property or stock issued to collateralize debt, among other provisions. As of December 31, 2012, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

Return to Top

As of December 31, 2012 and 2011, Miles Kimball had approximately $6.2 million and $6.7 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

Maturities under debt obligations for the years ending December 31 are as follows (In thousands):
2013	$72,532
2014	785
2015	755
2016	794
2017	858
Thereafter	2,466
$78,190

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $78.2 million and $99.9 million total long-term debt (including current portion) at December 31, 2012 and 2011 was approximately $79.8 million and $102.0 million, respectively.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to the nature of the information used, the Company considers these to be level 2 measurements.

As of December 31, 2012, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2014.  As of December 31, 2012, no amount was outstanding under this facility.

As of December 31, 2012, the Company had $1.2 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

Note 12. Employee Benefit Plans

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees.  Contributions to all such plans are principally at the Company’s discretion.  Total expense related to all defined contribution plans in the United States for the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011 was $1.7 million, $2.0 million and $2.2 million, respectively.

Certain of the Company’s non-U.S. subsidiaries provide pension benefits to employees or participate in government sponsored programs.  The cost of these plans or government sponsored programs was $1.7 million $1.7 million and $1.8 million for the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011, respectively. Most employees outside the United States are covered by government sponsored and administered programs. Other contributions to government-mandated programs are not expected to be significant.

The Company entered into an employment agreement with its Chairman and Chief Executive Officer, Robert B. Goergen, dated as of August 1, 2000. This contract has been amended and restated from time to time to extend his term of employment and provide other benefits. Certain benefits pursuant to the agreement have been funded by a purchased annuity contract.

Note 13. Commitments and Contingencies

The Company utilizes operating and capital leases for a portion of its facilities and equipment.  Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises.  Certain leases provide for renewal for various periods at stipulated rates.

Return to Top

The minimum future rental commitments under operating and capital leases are as follows (In thousands):
For the years ending December 31,
2013	$9,334
2014	7,835
2015	6,028
2016	4,628
2017	3,370
and thereafter	4,659
Total minimum payments required	$35,854

Rent expense for the year ended December 31, 2012, eleven months ended December 31, 2011 and the year ended January 31, 2011 was $10.7 million, $9.4 million and $11.9 million, respectively.

Pursuant to the employment agreement identified above, upon the death of both Mr. Goergen and his spouse, the Company will, upon the demand of the estate of either Mr. Goergen or his spouse, buy back from such estate up to 3,750,000 shares of Company Common Stock within 90 days of such demand at the fair market value thereof (as defined in the employment agreement) or register the public offer and sale by such estate of up to 3,750,000 shares of Common Stock.  In connection with the employment agreement, the Company and Mr. Goergen entered into a registration rights agreement relating to the registration of up to 3,750,000 shares of Common Stock as described above in the event that the Company chooses not to purchase such shares upon the death of both Mr. Goergen and his spouse.  There is no specified effective date or stock price requirement in the agreements and the Company’s only obligation is to use its best efforts to have the registration statement become effective.  The Company will not be obligated to purchase or register such shares, notwithstanding the death of both Mr. Goergen and his spouse, if the survivor’s estate, or his or her beneficiaries, as the case may be, can then sell all of the Common Stock owned by them without registration.  At December 31, 2012, the Company has recorded a liability of approximately $0.2 million related to the estimated future costs to register the securities.

Included within Other current assets on the Company's December 31, 2012 consolidated balance sheet is a miscellaneous receivable of approximately $8.5 million which was being held by a third party bank in connection with a dispute with a former credit card processor and which the Company expects to receive during the first six months of the year.

The Company and certain of its officers have been named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of the Company's common stock during the period March to November 2012. The complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions in connection with the Company's investment in ViSalus, including concerning ViSalus's financial condition and the prospects for a ViSalus initial public offering. The Company believes it has meritorious defenses to the claims asserted against it and it intends to defend itself vigorously.

The Company cannot state with certainty, however, what will be the eventual outcome of the currently pending matters. The Company has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 14. Income Taxes

Earnings (loss) from operations before income taxes and noncontrolling interest:

	For the year ended	For the eleven months ended	For the year ended
(In thousands)	December 31, 2012	December 31, 2011	January 31, 2011
United States	$33,523	$(26,057)	$(26,235)
Foreign	47,619	53,575	68,379
	$81,142	$27,518	$42,144

Return to Top

Income tax expense attributable to continuing operations consists of the following:

	For the year ended	For the eleven months ended	For the year ended
(In thousands)	December 31, 2012	December 31, 2011	January 31, 2011
Current income tax expense:
Federal	$23,032	$12,350	$5,953
State	1,499	549	(875)
Foreign	6,125	7,438	9,373
	$30,656	$20,337	$14,451
Deferred income tax expense (benefit):
Federal	$1,136	$(11,932)	$97
State	(374)	(372)	240
Foreign	217	(673)	(131)
	979	(12,977)	206
	$31,635	$7,360	$14,657

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Years ended (In thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Amortization	$3,942	$4,467
Accrued expenses and other	6,136	8,171
Allowance for doubtful receivables	385	45
Employee benefit plans	12,120	9,742
Inventory reserves	1,060	2,860
Net operating loss and other tax credit carryforwards	32,979	34,556
Capital loss carryforward	4,634	4,348
Uncertain tax positions	854	899
Other reserves	1,061	1,670
Valuation allowance	(19,403)	(18,802)
	$43,768	$47,956
Deferred tax liabilities:
Prepaid and other	$(10,658)	$(17,541)
Undistributed foreign earnings	(11,242)	(13,278)
Depreciation and amortization	(9,514)	(9,414)
	(31,414)	(40,233)
Net deferred tax asset	$12,354	$7,723

The Company’s valuation allowance relates to certain U.S. and non-U.S. tax loss carryforwards, state deferred tax assets, and a U.S. capital loss carryforward, for which the Company believes, due to various limitations in these foreign jurisdictions related to the tax loss carryforwards and due to limitations imposed by U.S. federal and state tax regulations, it is more likely than not that such benefits will not be realized. As of December 31, 2012, the Company had net operating loss carryforwards, which consisted of approximately $6.0 million of U.S. federal net operating losses limited by Internal Revenue Code section 382 that will expire on December 31, 2022, $138.7 million of U.S. state net operating losses that will begin to expire in 2013, and foreign net operating losses of $23.0 million, will begin to expire in 2013. As of December 31, 2012, the Company had a $12.4 million U.S. capital loss carryforward which will begin to expire in 2013.

As of December 31, 2012, the Company determined that $203.9 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries.  An accumulated deferred tax liability has been recorded against these undistributed

Return to Top

earnings of $11.2 million, a decrease of $3.2 million from the prior year. Of the current year change, $4.5 million was recorded as a benefit for undistributed earnings to the Company's Net earnings in the current period.

As of December 31, 2012, undistributed earnings of foreign subsidiaries considered permanently reinvested, for which deferred income taxes have not been provided, were approximately $95.5 million. Determining the tax liability that would arise if these earnings were remitted is not practicable.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

	For the year ended	For the eleven months ended	For the year ended
(In thousands)	December 31, 2012	December 31, 2011	January 31, 2011
Tax at statutory rate	$28,399	$9,632	$14,751
Tax effect of:
U.S. state income taxes, net of federal benefit	561	(15)	(424)
Tax exempt interest	(22)	(9)	(33)
Permanent differences	1,935	1,839	(212)
Dividend from non-consolidating domestic subsidiary	1,120	—	—
Valuation allowance release on non-consolidated NOL carryforward	—	(2,287)	(224)
Valuation allowance movement on capital loss carryforward	(347)	(313)	455
Change in reserve for tax contingencies	(192)	(2,317)	591
Foreign dividend and subpart F income	15,020	21,278	16,808
Tax benefit on undistributed foreign earnings	(4,507)	(8,465)	(2,802)
Foreign tax rate differential	(10,380)	(11,956)	(14,219)
Other	48	(27)	(34)
	$31,635	$7,360	$14,657

The following is a reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, during the year ended December 31, 2012:

(In thousands)
Balance as of January 1, 2012	$2,905
Gross increases – tax positions prior periods	—
Gross decreases – tax positions prior periods	—
Gross increases – tax positions current period	—
Gross decreases – tax positions current period	—
Decreases – settlements with taxing authorities	—
Reductions - lapse of statute of limitations	(226)
December 31, 2012	$2,679

As of December 31, 2012, the Company had $2.7 million of gross unrecognized tax benefits, excluding interest and penalties. This amount represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2012, the Company had $4.2 million accrued for the payment of interest and penalties. Penalties and interest in the amount of $0.01 million and $0.1 million favorably impacted the current year and adversely impacted the prior year tax rate respectively.  As of December 31, 2011, the Company had $4.2 million accrued for the payment of interest and penalties.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2013, but the amount cannot be estimated.

Return to Top

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction.  The Company’s major taxing jurisdictions include the United States (including the state jurisdictions of California, Connecticut, Illinois, Massachusetts and Michigan), Canada, Germany and Switzerland.  In the United States, the Company is currently open to examination by the Internal Revenue Service for fiscal years 2009 through 2011 and is currently under audit for the fiscal year ended January 31, 2010 and 2011. Additionally, in Canada and Germany the Company is open to examination for fiscal years 2008 through 2011 and is currently under audit in Canada for fiscal years ended January 31, 2009 through 2011. In Switzerland, the Company is open to examination for years ended 2009 through 2011.

In prior years, a state department of revenue proposed to assess additional corporate income taxes on the Company for fiscal years 2002 through 2009. In November 2011, the Company finalized these audits with the state department of revenue. As a result of the settlement, payment was made and charged against the previously established reserves. No additional tax liability exists for these audits.

Note 15. Related Party Transactions

As discussed in Note 3 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. At the time of the acquisition in October 2008, ViSalus was owned in part by RAM, which owned a significant noncontrolling interest in ViSalus. In September 2012, RAM distributed its interest in ViSalus to its members, including: Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., President and Chief Operating Officer of the Company and President, PartyLite Worldwide; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen, a director of the Company, and brother of Robert B. Goergen, Jr. Robert B. Goergen, the Company’s Chairman and Chief Executive Officer, beneficially owns approximately 34.7% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

In August 2012, Todd Goergen became the Chief Strategy Officer of ViSalus. Todd Goergen is the son of Robert B. Goergen and Pamela Goergen, and the brother of Robert B. Goergen, Jr. Mr. Goergen's base salary is $500,000 and he has an annual target bonus opportunity equal to 100% of his base salary (with a maximum annual bonus opportunity equal to 200% of his base salary). Todd A. Goergen is also a member of the Board of Directors of ViSalus.

On July 25, 2012, ViSalus and the Company entered into a management services agreement whereby the Company will provide certain administrative support services to ViSalus for what is believed to be an arm's length price for such services. The basis for determining the price for the services is on a cost recovery basis and requires ViSalus to pay for such services within 30 days of receipt of the invoice. The agreement terminates on December 31, 2015 but can be amended by either party. The estimated cost of services to be provided in the current calendar year will be approximately $0.9 million.

As discussed in Note 3 to the Consolidated Financial Statements, the Company owns an investment through its ViSalus acquisition which involves related parties. RAM holds an approximately 5.5% interest in the investment. In addition to this interest, RAM also has a significant influence on the management of the investee and representation on its Board of Directors.

ViSalus entered into an agreement with FragMob LLC in October 2011 that extended to December 31, 2012 and was renewable. FragMob agreed to provide ViSalus with software development and hosting services for a mobile phone application that allowed ViSalus's promoters to access their ViNet distributor account information on their smart phones. ViSalus paid $150,000 to FragMob for services provided beginning in March 2011 through December 31, 2011. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. On September 1, 2012, ViSalus and FragMob entered into a new revised agreement which extended the terms to December 31, 2014 and revised certain terms of the agreement. Fees paid to FragMob for the year ended December 31, 2012 for both services was $2.6 million. FragMob is owned in part by RAM and the three founders of ViSalus.

For the year ended December 31, 2012 and the eleven month period ended December 31, 2011 RAM paid $0.2 million to sublet office space, which we believe approximates the fair market rental for the rental period.

Note 16. Stock-Based Compensation

Summary of Plans

As of December 31, 2012, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated

Return to Top

1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 2,040,897 shares authorized for grant under these plans as of December 31, 2012, and there were approximately 1,744,077 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. A total of 76,998 RSUs were granted during the year ended December 31, 2012.

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at January 31, 2011	202,090	$20.32
Granted	86,888	24.15
Vested	(69,230)	23.23
Forfeited	(17,092)	18.78
Nonvested restricted stock and RSUs at December 31, 2011	202,656	$21.10	$5,755
Granted	76,998	36.18
Vested	(149,472)	20.47
Forfeited	(7,500)	25.38
Nonvested restricted stock and RSUs at December 31, 2012	122,682	$31.06	$1,908
Total restricted stock and RSUs at December 31, 2012	172,510	$33.11	$2,683

Compensation expense related to restricted stock and RSUs for the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011 was approximately $4.6 million, $1.5 million and $2.1 million, respectively. The total recognized tax benefit for the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011 was approximately $1.7 million, $0.5 million and $0.7 million, respectively. The total intrinsic value of restricted stock and RSUs vested for the year ended December 31, 2012 and the eleven months ended December 31, 2011 was $0.8 million and $2.4 million, respectively. The weighted average grant date fair value of restricted stock and RSUs granted during the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011 was approximately $36, $24 and $24 per share, respectively. The average grant date fair value of

Return to Top

restricted stock and RSUs vested for the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011 was approximately $20, $23 and $34 per share, respectively.

As of December 31, 2012, there was $1.3 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.4 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of December 31, 2012 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 31, 2011	95,200	$54.58	1.71	—
Options expired	(25,100)	53.73
Outstanding and exercisable at December 31, 2011	70,100	54.88	0.91	—
Options expired	(40,350)	55.19
Outstanding and exercisable at December 31, 2012	29,750	$54.46	0.50	—

At December 31, 2012 and 2011, options to purchase 29,750 and 70,100 shares, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day for the year ended December 31, 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2012. Intrinsic value will change in future periods based on the fair market value of the Company’s stock and the number of shares outstanding. There were no grants or exercises in the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011.

All per share amounts, including weighted average option exercise prices and weighted average grant date fair value amounts, as well as shares outstanding and all share activity have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 17. Redeemable Preferred Stock

In December 2012, the Company and the ViSalus founders and the other noncontrolling members reached an agreement and exchanged their remaining ViSalus membership interests for Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million (See Note 3). A total of 8,955,730 shares of Preferred Stock were issued. The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares. The Preferred Stock converts into Class A and Class B common stock on a one for one basis. Preferred Stockholders have the same rights to earnings, dividends and voting as their common stock equivalent. ViSalus intends to pay quarterly dividends to its preferred and common stockholders (on an as-converted common stock basis) in an amount equal to its excess cash reserves. In the event of a voluntary or involuntary liquidation or dissolution, the holders of the Preferred Stock are entitled to be paid out of the assets of ViSalus prior to making any payment to common stock holders.

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

Return to Top

The components of basic and diluted earnings per share are as follows:

	For the year ended	For the eleven months ended	For the year ended
(In thousands)	December 31, 2012	December 31, 2011	January 31, 2011
Net earnings attributable to Blyth, Inc.	$44,002	$16,226	$26,591
Less: Exchange of redeemable preferred stock in excess of fair value	(33,956)	—	—
Net earnings attributable to Blyth, Inc. common stockholders	$10,046	$16,226	$26,591
Weighted average number outstanding:
Common shares	17,113	16,467	16,848
Vested restricted stock units	67	79	76
Weighted average number of common shares outstanding:
Basic	17,180	16,546	16,924
Dilutive effect of stock options and non-vested restricted shares units	67	110	93
Diluted	17,247	16,656	17,017
Basic earnings per share attributable to common stockholders
Net earnings from continuing operations	$0.13	$1.28	$1.65
Net earnings (loss) from discontinued operations	0.45	(0.30)	(0.08)
Net earnings attributable per share of Blyth, Inc. common stock	$0.58	$0.98	$1.57
Diluted earnings per share attributable to common stockholders
Net earnings from continuing operations	$0.13	$1.27	$1.64
Net earnings (loss) from discontinued operations	0.45	(0.29)	(0.08)
Net earnings attributable per share of Blyth, Inc. common stock	$0.58	$0.98	$1.56

As of December 31, 2012 and 2011, and January 31, 2011, options to purchase 29,750, 70,100 and 95,200 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 19. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 31, 2010	7,944,224	$(403,329)
Treasury stock purchases	1,164,064	(20,557)
Treasury stock withheld in connection with long-term incentive plan	13,740	(324)
January 31, 2011	9,122,028	$(424,210)
Treasury stock purchases	70,000	(2,231)
Treasury stock withheld in connection with long-term incentive plan	12,312	(276)
December 31, 2011	9,204,340	$(426,717)
Treasury stock purchases	694,636	(13,434)
Treasury stock withheld in connection with long-term incentive plan	45,263	(1,623)
December 31, 2012	9,944,239	$(441,774)

Return to Top

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 31, 2010	25,531,838	$510
Common stock issued in connection with long-term incentive plan	51,192	2
January 31, 2011	25,583,030	$512
Common stock issued in connection with long-term incentive plan	58,454	2
December 31, 2011	25,641,484	$514
Common stock issued for the purchase of additional ViSalus interest	681,324	14
Common stock issued in connection with long-term incentive plan	182,402	2
December 31, 2012	26,505,210	$530

All share amounts, including shares outstanding and activity of Treasury stock and Common stock have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 20. Segment Information

The Company designs and markets weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. The Company's products include an extensive array of meal replacement shakes, vitamins and energy mixes, decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts. The Company's products can be found throughout North America, Europe and Australia. The Company's financial results are reported in three segments: the Health & Wellness segment, Candles & Home Décor segment and the Catalog & Internet segment.

In the fourth quarter of 2012, the Company realigned its reporting segments to reflect the recent decision made by management to focus on the growth in the Company's Health & Wellness business and reflect the divestiture of its food service trade business within the Wholesale segment. Accordingly, the Wholesale segment results have been reported as discontinued operations for the year ended December 31, 2012. The Company has restated segment information for the prior year to conform to the new reporting segment structure.

Within the Health & Wellness segment, the Company operates ViSalus, which is focused on selling meal replacement shakes, nutritional supplements, nutritional cookies and energy drinks. Products in this segment are sold through networks of independent sales promoters. ViSalus brand products are sold in the United States and Canada.

Within the Candles & Home Décor segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand. PartyLite also offers gourmet foods under the Two Sisters Gourmet® by PartyLite® brand name. Products in this segment are sold through networks of independent sales consultants. PartyLite brand products are sold in North America, Europe and Australia.

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames.  These products are sold directly to the consumer under the Miles Kimball®, Walter Drake®, Easy Comforts®, As We Change® and Exposures® brands.  These products are sold in North America.

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

The geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of fixed assets, based on physical location.

Return to Top

Operating Segment Information

(In thousands)	For the year ended	For the year ended	For the eleven months ended	For the year ended
Financial Information	December 31, 2012	December 31, 2011	December 31, 2011	January 31, 2011
		(unaudited)	(4)	(3) (4)
Net Sales
Health & Wellness	$623,533	$230,493	$225,832	$37,497
Candles & Home Décor	417,267	495,679	464,402	547,254
Catalog & Internet	138,714	152,918	137,378	154,196
Total	$1,179,514	$879,090	$827,612	$738,947
Earnings (1)
Health & Wellness	$69,167	$2,591	$2,895	$(521)
Candles & Home Décor	20,438	30,268	30,306	52,049
Catalog & Internet	(5,039)	(622)	(1,079)	(1,989)
Operating profit	84,566	32,237	32,122	49,539
Unallocated Corporate (5)	(3,424)	(6,583)	(4,604)	(7,395)
Earnings before income taxes and non-controlling interest	$81,142	$25,654	$27,518	$42,144
Identifiable Assets
Health & Wellness	$93,821	$60,243	$60,243	$8,115
Candles & Home Décor	189,147	204,798	204,798	241,273
Catalog & Internet	50,661	52,334	52,334	51,554
Unallocated Corporate	101,294	197,919	197,919	207,893
Total	$434,923	$515,294	$515,294	$508,835
Capital Expenditures (2)
Health & Wellness	$10,192	$347	$341	$146
Candles & Home Décor	7,792	4,604	3,997	6,302
Catalog & Internet	896	1,628	1,550	687
Unallocated Corporate	513	617	430	1,057
Total	$19,393	$7,196	$6,318	$8,192
Depreciation and Amortization
Health & Wellness	$1,107	$422	$399	$257
Candles & Home Décor	6,499	7,082	6,421	7,103
Catalog & Internet	3,377	3,268	2,963	3,455
Unallocated Corporate	256	435	389	419
Total	$11,239	$11,207	$10,172	$11,234
Geographic Information
Net Sales
United States	$707,126	$434,587	$409,011	$339,511
International	472,388	444,503	418,601	399,436
Total	$1,179,514	$879,090	$827,612	$738,947
Long Lived Assets
United States	$62,154	$50,323	$50,323	$53,303
International	30,954	31,016	31,016	33,059
Total	$93,108	$81,339	$81,339	$86,362

(1)
For the year ended December 31, 2012, eleven months ended December 31, 2011 and the fiscal year ended January 31, 2011 earnings within the Catalog & Internet segment include non-cash pre-tax goodwill and other intangibles impairment charges of $0.8 million, $0.2 million and $0.3 million, respectively (See Note 8 to the Consolidated Financial Statements).

(2)	Capital expenditures are presented net of disposals and transfers. The unallocated corporate balance is net of transfers to other divisions.

Return to Top

(3)	As adjusted for change in accounting principle (See Note 1 to the Consolidated financial statements).

(4)	As adjusted for discontinued operations (See Note 4 to the Consolidated financial statements).

(5)
On February 4, 2013, the Company received $10.0 million as a final settlement on a promissory note. As a result of this settlement, the Company recorded an impairment charge in Foreign Exchange and Other expense of $1.6 million, net of other adjustments, to write-down the promissory note to settlement amount (See Note 4 to the Consolidated financial statements).

Note 21. Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the year ended December 31, 2012 and the eleven months ended December 31, 2011 is as follows:

	December 31, 2012 Quarter Ended(In thousands, except per share data) (2)
	March 31	June 30	September 30	December 31
Net sales	$270,213	$309,469	$268,811	$331,021
Gross profit	181,179	207,338	176,725	222,278
Operating profit	19,199	17,801	7,794	39,772
Net earnings from continuing operations	7,199	7,256	174	21,636
Net earnings from discontinued operations	280	771	571	6,115
Net earnings attributable to Blyth, Inc.	7,479	8,027	745	27,751
Less: Exchange of redeemable preferred stock in excess of fair value	—	—	—	(33,956)
Net earnings attributable to Blyth, Inc. common stockholders	$7,479	$8,027	$745	$(6,205)
Basic earnings per share
Net earnings from continuing operations	$0.42	$0.42	$0.01	$(0.72)
Net earnings from discontinued operations	0.02	0.04	0.03	0.36
Net earnings attributable to Blyth, Inc.(1)	$0.44	$0.46	$0.04	$(0.36)
Diluted earnings per share
Net earnings from continuing operations	$0.42	$0.42	$0.01	$(0.72)
Net earnings from discontinued operations	0.02	0.04	0.03	0.36
Net earnings attributable to Blyth, Inc.(1)	$0.44	$0.46	$0.04	$(0.36)

Return to Top

	December 31, 2011 Quarter Ended(In thousands, except per share data) (2)(4)
	April 30	July 31	October 31	December 31(3)(Two months)
Net sales	$180,235	$167,599	$234,988	$244,790
Gross profit	113,726	106,973	155,555	159,532
Operating profit (loss)	5,839	(4,876)	10,221	20,938
Net earnings (loss) from continuing operations	3,667	(3,466)	6,494	14,434
Net earnings (loss) from discontinued operations	(5,184)	(1,112)	383	1,010
Net earnings (loss) attributable to Blyth, Inc.	$(1,517)	$(4,578)	$6,877	$15,444
Basic earnings per share
Net earnings (loss) from continuing operations	$0.22	$(0.21)	$0.40	$0.87
Net earnings (loss) from discontinued operations	(0.31)	(0.07)	0.02	0.06
Net earnings (loss) attributable to Blyth, Inc.(1)	$(0.09)	$(0.28)	$0.42	$0.93
Diluted earnings per share
Net earnings (loss) from continuing operations	$0.22	$(0.21)	$0.39	$0.87
Net earnings (loss) from discontinued operations	(0.31)	(0.07)	0.02	0.06
Net earnings (loss) attributable to Blyth, Inc.(1)	$(0.09)	$(0.28)	$0.41	$0.93
(1) The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.
(2) As adjusted for change in discontinued operations (See Note 4 to the Consolidated financial statements).
(3) Represents two months of results due to the change in year end (See Note 1 to the Consolidated financial statements).
(4) As adjusted for change in accounting principle (See Note 1 to the Consolidated financial statements).

Return to Top

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of December 31, 2012. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

Return to Top

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc.

We have audited Blyth, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and December 31, 2011 and consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2012, the eleven month period December 31, 2011 and the year ended January 31, 2011 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
March 14, 2013

Return to Top

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2013 (the “Proxy Statement”) under the captions “Nominees for Election as Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Board of Director and Committee Meetings” and is incorporated herein by reference.

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

2.1
Membership Interest Purchase Agreement, dated as of August 4, 2008, among Blyth, Inc., Blyth VSH Acquisition Corporation, ViSalus Holdings, LLC and the members of ViSalus Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2008)

2.1(a)
Second Amendment to Membership Interest Purchase Agreement, dated as of January 12, 2012, among Blyth, Inc., Blyth VSH Acquisition Corporation, ViSalus Holdings, LLC and the Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2012)

2.2
Asset Purchase Agreement between MVP Group International, Inc., Midwest-CBK, Inc. and the other parties thereto dated as of April 4, 2011 (incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011)

2.2(a)
Promissory Note dated May 27, 2011 from borrowers to Midwest-CBK, Inc. (incorporated by reference to Exhibit 2.2(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011)

2.3
Agreement Concerning the Membership Interest Purchase Agreement, dated as of December 18, 2012, among Blyth, Inc., Blyth VSH Acquisition Corporation, ViSalus Holdings, LLC, ViSalus, Inc. and the other members of ViSalus Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 20, 2012)

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

10.1+	Form of Indemnity Agreement between the Registrant and each of its directors (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-77458))

10.2+	Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on December 21, 1999)

10.3+
Amended and Restated Employment Agreement dated as of December 11, 2008 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 12, 2008)

10.4+
Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000)

10.4(a)+
Amendment No. 1 dated as of March 12, 2004 to the Registration Rights Agreement dated as of August 1, 2000 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.7(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004)

Return to Top

10.5+	Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2000)

10.5(a)+
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

10.7+
Form of Non-transferable Non-Qualified Stock Option Agreement under the Amended and Restated 1994 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996)

10.8+	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 19, 2002)

10.8(a)+
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

10.10+	Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2008)

10.11+
Amendment No. 1 to Amended and Restated Employment Agreement dated as of December 10, 2009 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 10, 2009)

10.12+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert H. Barghaus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.13+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Anne M. Butler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.13(a)+
Separation Agreement and Release dated December 30, 2011 between Anne M. Butler and Blyth, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2012)

10.13(b)+	General Release dated December 30, 2011 from Anne M. Butler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2012)

10.14+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert B. Goergen, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

21.1*	List of Subsidiaries.

Return to Top

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.

Return to Top

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLYTH, INC.

By: /s/ Robert B. Goergen
Name: Robert B. Goergen
Title: Chairman and Chief Executive Officer
Date:  March 14, 2013

Return to Top

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Goergen	Chairman and Chief Executive Officer;	March 14, 2013
Robert B. Goergen	Director (Principal Executive Officer)

/s/ Robert H. Barghaus	Vice President and Chief Financial Officer	March 14, 2013
Robert H. Barghaus	(Principal Financial and Accounting Officer)

/s/ Pamela M. Goergen	Director	March 14, 2013
Pamela M. Goergen

/s/ Brett M. Johnson	Director	March 14, 2013
Brett M. Johnson

/s/ Neal I. Goldman	Director	March 14, 2013
Neal I. Goldman

/s/ Ilan Kaufthal	Director	March 14, 2013
Ilan Kaufthal

/s/ James M. McTaggart	Director	March 14, 2013
James M. McTaggart

/s/ Howard E. Rose	Director	March 14, 2013
Howard E. Rose

Return to Top

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
(In thousands)
For the year ended 1/31/2011
Allowance for doubtful accounts	$836	$438	$(694)	$580
Income tax valuation allowance	20,681	5,620	—	26,301

For the eleven months ended 12/31/2011
Allowance for doubtful accounts	$580	$(140)	$(60)	$380
Income tax valuation allowance	26,301	(7,493)	(6)	18,802

For the year ended 12/31/2012
Allowance for doubtful accounts	$380	$1,354	$(460)	$1,274
Income tax valuation allowance	18,802	601	—	19,403