Form 10-Q
period 2013-03-31
BLYTH INC
filed 2013-05-08
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
           (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
16,005,304 Common Shares as of April 30, 2013

Return to Top

Return to Top

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All of our statements in this quarterly report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, by way of example, any projections of future earnings, revenue, capital expenditures, cash flow from operations or other financial items; any statements regarding our, ViSalus's, PartyLite's or Miles Kimball's plans, strategies or objectives for future operations, including those related to international expansion of ViSalus's or PartyLite's operations; any statements concerning any proposed new products, developments or marketing campaigns; any statements regarding future domestic or global economic conditions or performance; any statements as to our belief; and any assumptions underlying any forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include words such as “may,” “will,” “estimate,” “intend,” “believe,” “expect” or “anticipate” and any other similar words.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, our actual results could differ materially from those projected, estimated or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements to differ materially from those indicated in our forward-looking statements include, among others, the following:

•	our ability to respond appropriately to changing consumer preferences and demand for our current and new products or product enhancements;

•	our dependence on sales by independent promoters and consultants and our ability to recruit, retain and motivate them;

•	our ability to influence or control our promoters and consultants;

•	the loss of one or more leading promoters or consultants, for any reason, together with their respective sales organizations;

•	the attractiveness of ViSalus's and PartyLite's compensation plans to current and prospective independent promoters and consultants;

•	our ability to retain our existing customers or attract new customers;

•	federal, state and foreign regulations applicable to our products (including advertising and labeling), promotional programs and compensation plans;

•	adverse publicity directed at our products, ingredients, promoters, consultants, programs or business models, or those of similar companies;

•	product liability and health-related claims;

•	competition;

•	an economic downturn;

•	our ability to grow our business in existing and new markets, including risks associated with international operations;

•	legal actions by or against our independent promoters and consultants;

•	our reliance on third-party manufacturers for the supply of products;

•	our ability to manufacture candles at required quantity and quality levels;

•	disruptions to transportation channels;

•	shortages or increases in the cost of raw materials;

•	our guarantee of ViSalus's obligation to redeem its preferred stock in December 2017;

•	our dependence on key employees;

•	certain taxes or assessments relating to the activities of our independent promoters and consultants for which we may be held responsible;

•	our reliance on third parties to plan many of our events;

Return to Top

•	our ability to identify, consummate and integrate suitable acquisition candidates on favorable terms and conditions;

•
our ability to complete the offering of 6.00% Senior Notes due 2017 and the fact that the covenants in the indenture that will govern our 6.00% Senior Notes due 2017 may limit our operating and financial flexibility;

•	increased borrowing costs and reduced access to capital;

•	our ability to protect our intellectual property;

•	interruptions in our information-technology systems;

•	our storage of user and employee data;

•	information security or data breaches;

•	our ability to successfully adapt to and integrate mobile devices;

•	credit card and debit card fraud;

•	changes in our effective tax rate;

•	fluctuations in our periodic results of operations;

•	increased mailing and shipping costs;

•	increased risk and write-offs associated with the Miles Kimball credit program;

•	speculative trading and volatility in our stock price;

•	the failure of securities or industry analysts to publish research or reports about our business, or the publication of negative reports about our business; and

•	our compliance with the Sarbanes-Oxley Act of 2002.

We operate in a very competitive and rapidly changing environment, where new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this quarterly report may not occur, and our actual results could differ materially and adversely from those anticipated, estimated or implied in any forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this quarterly report, especially under the heading “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements in this quarterly report speak only as of the date of this report, and forward-looking statements in documents attached or to be filed with the Securities and Exchange Commission that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement, whether as a result of new information, future developments or otherwise.

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	March 31, 2013	December 31, 2012
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,051	$129,056
Short-term investments	28,994	32,073
Accounts receivable, less allowance for doubtful receivables of $2,071 and $1,274, respectively	11,303	9,187
Inventories	84,224	90,952
Prepaid assets	21,136	18,309
Deferred income taxes	16,314	14,305
Other current assets	16,020	27,722
Total current assets	275,042	321,604
Property, plant and equipment, at cost:
Less accumulated depreciation of $145,518 and $145,082, respectively	97,059	93,108
Other assets:
Investments	2,021	2,141
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $14,727 and $14,573, respectively	9,239	9,393
Other assets	6,386	6,379
Total other assets	19,944	20,211
Total assets	$392,045	$434,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$72,550	$72,532
Accounts payable	29,199	32,519
Accrued expenses	66,506	95,284
Dividend payable	1,603	—
Income taxes payable	1,006	959
Other current liabilities	4,549	8,132
Total current liabilities	175,413	209,426
Deferred income taxes	3,573	1,951
Long-term debt, less current maturities	5,458	5,658
Other liabilities	12,087	12,537
Commitments and contingencies	—	—
ViSalus redeemable preferred stock	147,323	146,547
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,520,611 shares and 26,505,210 shares, respectively	531	530
Additional contributed capital	167,786	167,080
Retained earnings	319,292	318,299
Accumulated other comprehensive income	12,077	14,401
Treasury stock, at cost, 10,542,820 shares and 9,944,239 shares, respectively	(451,799)	(441,774)
Total stockholders' equity	47,887	58,536
Noncontrolling interest	304	268
Total equity	48,191	58,804
Total liabilities and equity	$392,045	$434,923
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings
(Unaudited)
	Three months ended
(In thousands, except per share data)	March 31, 2013	March 31, 2012

Net sales	$233,094	$270,213
Cost of goods sold	80,018	89,034
Gross profit	153,076	181,179
Selling	103,113	120,869
Administrative and other expense	43,986	41,111
Total operating expense	147,099	161,980
Operating profit	5,977	19,199
Other expense (income):
Interest expense	1,134	1,442
Interest income	(275)	(443)
Foreign exchange and other, net	(553)	(603)
Total other expense	306	396
Earnings from continuing operations before income taxes and noncontrolling interest	5,671	18,803
Income tax expense	2,218	7,891
Earnings from continuing operations	3,453	10,912
Earnings from discontinued operations, net of income tax expense of $151	—	280
Net earnings	3,453	11,192
Less: Net earnings attributable to noncontrolling interests	857	3,713
Net earnings attributable to Blyth, Inc.	$2,596	$7,479
Basic earnings per share:
Net earnings from continuing operations	$0.16	$0.42
Net earnings from discontinued operations	—	0.02
Net earnings attributable per share of Blyth, Inc.	$0.16	$0.44
Weighted average number of shares outstanding	16,589	17,130
Diluted earnings per share:
Net earnings from continuing operations	$0.16	$0.42
Net earnings from discontinued operations	—	0.01
Net earnings attributable per share of Blyth, Inc.	$0.16	$0.43
Weighted average number of shares outstanding	16,632	17,248
Cash dividend declared per share	$0.10	$0.08

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended
(In thousands)	March 31, 2013	March 31, 2012
Net earnings	$3,453	$11,192
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,483)	13,230
Net unrealized gain on certain investments	5	157
Net unrealized gain (loss) on cash flow hedging instruments	119	(329)
Less: Reclassification adjustments for (gain) loss included in net income	35	(203)
Other comprehensive income (loss)	(2,324)	12,855
Total comprehensive income, net of tax	1,129	24,047
Less: comprehensive income attributable to noncontrolling interests	(857)	(3,713)
Comprehensive income attributable to Blyth, Inc.	$272	$20,334
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest	Redeemable Preferred Stock
For the three months ended March 31, 2012:
Balance at January 1, 2012	$514	$147,790	$420,349	$11,862	$(426,717)	$168	$153,966	$87,373	$—
Net earnings for the period			7,479			74	7,553	3,639
Distribution to noncontrolling interest						(45)	(45)
Other comprehensive income				12,855			12,855
Stock-based compensation		925					925
Purchase of additional ViSalus interest	14	14,614					14,628	(34,609)
Accretion of redeemable noncontrolling interest			(24,009)				(24,009)	24,009
Dividends declared ($0.08 per share)			(1,291)				(1,291)
Treasury stock purchases (1)					(272)		(272)
Balance at March 31, 2012	$528	$163,329	$402,528	$24,717	$(426,989)	$197	$164,310	$80,412	$—

For the three months ended March 31, 2013:
Balance at January 1, 2013	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804	$—	$146,547
Net earnings for the period			2,596			81	2,677		776
Distribution to noncontrolling interest						(45)	(45)
Other comprehensive income				(2,324)			(2,324)
Stock-based compensation	1	706					707
Dividends declared ($0.10 per share)			(1,603)				(1,603)
Treasury stock purchases (1)					(10,025)		(10,025)
Balance at March 31, 2013	$531	$167,786	$319,292	$12,077	$(451,799)	$304	$48,191	$—	$147,323

(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
(In thousands)	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net earnings attributable to Blyth	$2,596	$7,479
Net earnings attributable to noncontrolling interests	857	3,713
Earnings from discontinued operations, net of tax	—	(280)
Earnings from continuing operations	3,453	10,912
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,120	2,541
Gain on sale of assets	(36)	(340)
Stock-based compensation expense	707	925
Deferred income taxes	500	(5,816)
Changes in operating assets and liabilities:
Accounts receivable	(2,310)	(1,660)
Inventories	6,436	(11,186)
Prepaid and other	(1,218)	(2,866)
Other long-term assets	49	(1,712)
Accounts payable	(3,406)	(13,050)
Accrued expenses	(3,361)	11,214
Income taxes payable	160	1,272
Other liabilities and other	(4,625)	5,731
Net cash used in operating activities of continuing operations	(531)	(4,035)
Net cash used in operating activities of discontinued operations	—	(388)
Net cash used in operating activities	(531)	(4,423)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(7,191)	(2,561)
Proceeds from collection of note receivable	10,000	—
Purchases of short-term investments	(4,430)	(29,555)
Proceeds from sale of short-term investments	7,465	11,901
Proceeds from sale of long-term investments	105	1,491
Net cash provided by (used in) investing activities	5,949	(18,724)
Cash flows from financing activities:
Purchases of treasury stock	(9,961)	—
Repayments on long-term debt	(152)	(641)
Purchases of additional ViSalus interest	(25,341)	(22,500)
Payments on capital lease obligations	(35)	(24)
Distributions to noncontrolling interest	(45)	(45)
Net cash used in financing activities	(35,534)	(23,210)
Effect of exchange rate changes on cash	(1,889)	1,844
Net decrease in cash and cash equivalents	(32,005)	(44,513)
Cash and cash equivalents at beginning of period	129,056	200,571
Cash and cash equivalents at end of period	$97,051	$156,058
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Stock issued for ViSalus acquisition	$—	$14,628

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on the direct to consumer market.  The Company formulates and markets weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. The Company’s products include meal replacement shakes, nutritional supplements, energy drink mixes, and an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts. The Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Health & Wellness segment, the Candles & Home Décor segment and the Catalog & Internet segment.

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's subsidiaries within the Catalog & Internet segment operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of March 31, 2013 and the consolidated results of its operations and cash flows for the three month periods ended March 31, 2013 and 2012. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2012, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

In 2012, the Company sold its Sterno business as more fully detailed in Note 3 to the Consolidated financial statements. The results of operations of Sterno have been reclassified to discontinued operations for all periods presented.

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

Recently Adopted Accounting Guidance

On January 31, 2013, FASB issued FASB ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). This standard requires enhanced disclosure about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement. The Company adopted ASU 2013-01 as of January 1, 2013. This standard did not have an impact on the Company's consolidated financial condition or results of operations.

On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income in their entirety. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted ASU 2013-02 as of January 1, 2013. This standard impacted presentation only and did not affect the Company's consolidated financial condition or results of operations.

Recent Issued Accounting Guidance

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a

Return to Top

subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification (ASC) Topic 830-30 to release any related cumulative translation adjustment into net earnings. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

	Three months ended
(In thousands)	March 31, 2013			March 31, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$(451)	$(2,032)	$(2,483)	$11,741	$1,489	$13,230
Net unrealized gain (loss) on certain investments	8	(3)	5	339	(182)	157
Net unrealized gain (loss) on cash flow hedging instruments	183	(64)	119	(506)	177	(329)
Less: Reclassification adjustments for (gain) loss included in net income	54	(19)	35	(313)	110	(203)
Other comprehensive income (loss)	$(206)	$(2,118)	$(2,324)	$11,261	$1,594	$12,855

The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended March 31, 2013 is as follows:

(In thousands)	Three months ended
	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized gain (loss) on cash flow hedging instruments	Net Investment Hedge gain (loss)	Total
Beginning balance at January 1, 2013	$10,390	$191	$(85)	$3,905	$14,401
Other comprehensive income before reclassifications	(2,271)	5	119	(212)	(2,359)
Amounts reclassified from accumulated other comprehensive income (1) (2)	—	20	(55)	—	(35)
Net current period other comprehensive income	(2,271)	(15)	174	(212)	(2,324)
Ending balance at March 31, 2013	$8,119	$176	$89	$3,693	$12,077
(1) All amounts net of 35% tax rate.
(2) Reclassified from Accumulated other comprehensive income into Foreign exchange and other and Cost of goods sold.

Note 2. Business Acquisitions

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

Return to Top

closing. The Company paid an additional $6.2 million in April 2012 after determination of the actual 2011 EBITDA, bringing the total third phase acquisition cost to $43.3 million.

In December 2012, the Company purchased an additional 8.2% of ViSalus increasing its ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and the other members exchanged their remaining membership interests for Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million. A total of 8,955,730 shares of Preferred Stock were issued. The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares. In January 2013, the Company made a final payment of $25.3 million to certain equity rights holders associated with the Company's acquisition of ViSalus.

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

As of March 31, 2013, $147.3 million of Preferred Stock was recorded outside of permanent equity as required by ASC 480. The Company determined the fair value of the Preferred Stock in December 2012 based on an allocation of ViSalus's total enterprise value to its Preferred and common stock components utilizing an option pricing model. The option pricing model considered the characteristics of the ViSalus Preferred and common stock, interest rates, expected term and estimated volatility. The enterprise value was determined using a combination of a discounted cash flow methodology and a publicly traded company market multiple methodology. The discounted cash flow methodology used an estimated weighted average cost of capital to discount the estimated future cash flows of ViSalus to its present value. The publicly traded company methodology used various market multiples with consideration for comparable operating revenues and earnings. The initial recording to fair value in December 2012 recorded as a charge to retained earnings since no proceeds were received at the time of issuance. The difference in recorded value at March 31, 2013 and its previously recorded fair value at December 31, 2012 represents earnings attributed to ViSalus' noncontrolling interest preferred stockholders.

The acquisition of ViSalus involves related parties, as discussed in Note 12 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus include its three founders (each of whom currently own approximately 4.6% for a total of 13.7%) (“the founders”), Robert B. Goergen (the Company's Chairman of the Board and Chief Executive Officer, who owns 1.7%), Robert B. Goergen, Jr. (the Company's President and Chief Operating Officer, who owns 0.1%), Todd A. Goergen (ViSalus's Chief Strategy Officer, who owns 0.6%), and a small group of employees and others who collectively own approximately 3.0% of ViSalus. The Company's initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), ($3.0 million) and each of the three founders ($2.5 million each). The Company's second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  The Company's third investment in ViSalus of $28.7 million in cash and the issuance of 681,324 unregistered shares of common stock, was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 681,324 unregistered shares) and others ($7.6 million in cash, in the aggregate). The Company's fourth investment of $60.5 million was paid to Robert B. Goergen ($5.1 million), Robert B. Goergen, Jr. ($0.2 million), Todd A. Goergen ($1.7 million), each of the three founders ($13.3 million each) and others ($13.6 million in the aggregate). Mr. Goergen, Blyth's chairman and chief executive officer, beneficially owns approximately 35.3% of Blyth's outstanding common stock, and together with members of his family, owns substantially all of RAM.

Note 3. Discontinued Operations

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash and recorded a gain of $5.5 million, net of tax expenses. For the three months ended March 31, 2012 revenues were $12.9 million and income before income taxes were $0.4 million.

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the former Wholesale segment for $36.9 million and incurred a loss of $2.5 million, net of tax benefits. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million, included

Return to Top

within Other current assets in 2012, partially secured by fixed assets sold at the time of the transaction. The agreement also provided for a net working capital adjustment of $1.4 million, which was received subsequent to the sale in July 2011.

On May 29, 2012, the Company executed an amendment to the $11.9 million promissory note. This amendment provided the borrower with an initial ninety day extension to August 25, 2012 and the option, which was exercised, to extend this note another ninety days to November 23, 2012. Interest on the initial ninety day extension accrued at 4.5% and was payable in arrears monthly. Interest on the second extension accrued at 9.0% and was payable in arrears monthly. Interest was received from the borrower through December 31, 2012. On February 4, 2013, the Company and the borrower executed a settlement and release agreement and the borrower paid $10.0 million to the Company as a final settlement of the promissory note. As a result of this settlement, the Company recorded a $1.9 million impairment on the promissory note and recorded other adjustments of $0.3 million, for a net write-down of $1.6 million recorded in Foreign exchange and Other for the year ended December 31, 2012.

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the three months ended March 31, 2013 and 2012.

Note 4. Investments

The Company’s investments as of March 31, 2013 and December 31, 2012 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds, pre-refunded and municipal bonds, and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	March 31, 2013			December 31, 2012
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized gain (loss) in AOCI	Cost Basis(1)	Fair Value	Net unrealized gain (loss) in AOCI
Pre-refunded and municipal bonds	$15,048	$14,816	$(232)	$15,047	$14,877	$(170)
Short-term bond mutual funds	14,016	14,178	162	17,014	17,196	182
Certificates of deposit	1,659	1,659	—	1,779	1,779	—
Other investment	362	362	—	362	362	—
Total investments	$31,085	$31,015	$(70)	$34,202	$34,214	$12
(1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset.

As of March 31, 2013 and December 31, 2012, the Company held $14.8 million and $14.9 million of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are valued based on quoted prices of similar instruments in inactive markets; interest earned on these investments is realized in Interest income in the Consolidated Statements of Earnings. As of March 31, 2013 and December 31, 2012, the Company recorded an unrealized loss, net of tax of $0.2 million and $0.1 million in AOCI, respectively and has outstanding contractual maturities through March 1, 2014.

As of March 31, 2013 and December 31, 2012, the Company held $14.2 million and $17.2 million of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains on these investments that are considered temporary are recorded in AOCI.   These securities are valued based on quoted prices in active markets. As of March 31, 2013 and December 31, 2012, the Company recorded unrealized gains, net of tax of $0.1 million, for each reporting period.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.7 million and $1.8 million as of March 31, 2013 and December 31, 2012, respectively. These investments are recorded at fair value which approximates cost and interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings.

Return to Top

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. As of March 31, 2013 and December 31, 2012, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 12.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of March 31, 2013 and December 31, 2012, the fair value of these securities was $0.9 million and $0.8 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings for the quarter ended March 31, 2013 and 2012. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings are calculated using the specific identification method.

(In thousands)	March 31, 2013	March 31, 2012
Net proceeds	$7,570	$13,392
Realized Gains	$38	$340

Note 5. Inventories

The major components of Inventories are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Raw materials	$6,477	$6,656
Finished goods	77,747	84,296
Total	$84,224	$90,952

As of March 31, 2013 and December 31, 2012, the inventory valuation adjustments totaled $6.6 million and $7.3 million, respectively and have been netted against the above amounts.

Note 6. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired. As of March 31, 2013, there were no indications that a review was necessary.

As of March 31, 2013 and December 31, 2012, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

Other intangible assets include indefinite-lived trade names, trademarks, domain names and customer relationships related to the Company's acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog & Internet segment and ViSalus, which is reported in the Health & Wellness segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually upon the occurrence of a triggering event. As of March 31, 2013, there were no indications that a review was necessary.

Return to Top

Other intangible assets include the following:

	Health & Wellness Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	—	—	(14,573)	—	(14,573)
Additions	900	—	—	900	—
Other intangibles at Impairments	(3,100)	(21,534)	—	(24,634)	—
December 31, 2012	$2,000	$6,566	$827	$8,566	$827
Amortization	—	—	(154)	—	(154)
Other intangibles at March 31, 2013	$2,000	$6,566	$673	$8,566	$673

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  For the three months ended March 31, 2013 and 2012, amortization expense was $0.2 million, for each reporting period. The estimated annual amortization expense for 2013 is $0.6 million. The estimated amortization expense for the remaining two years beginning with 2014 is $0.2 million and an insignificant amount to be amortized in 2015.

Note 7. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of  March 31, 2013 and December 31, 2012, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,659	$—	$1,659	$—
Pre-refunded bonds	14,816	—	14,816	—
Short-term bond mutual funds	14,178	14,178	—	—
Foreign exchange forward contracts	136	—	136	—
Deferred compensation plan assets (1)	888	888	—	—
Total	$31,677	$15,066	$16,611	$—
Financial liabilities
Foreign exchange forward contracts	$(102)	$—	$(102)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,779	$—	$1,779	$—
Pre-refunded bonds	14,877	—	14,877	—
Short-term bond mutual funds	17,196	17,196	—	—
Foreign exchange forward contracts	121	—	121	—
Deferred compensation plan assets (1)	825	825	—	—
Total	$34,798	$18,021	$16,777	$—
Financial liabilities
Foreign exchange forward contracts	$(131)	$—	$(131)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

The Company values its investments in equity securities within the deferred compensation plan and its investments in short term bond mutual funds using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of mutual funds. The Company also enters into both cash flow and fair value hedges by purchasing foreign currency exchange forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company values its pre-refunded bond investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty.

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of March 31, 2013, there were no indications or circumstances indicating that an impairment might exist.

Note 8. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of March 31, 2013, there were no outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of March 31, 2013 and December 31, 2012 was $3.7 million and $3.9 million, respectively.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired

Return to Top

asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at March 31, 2013 for cash flow hedges was $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through December 2013.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	March 31, 2013		December 31, 2012
Derivatives designated as hedging instruments	Accrued Expenses	Prepaid Assets	Accrued Expenses	Prepaid Assets
Foreign exchange forward contracts in an asset position	$—	$136	$—	$121
Foreign exchange forward contracts in a liability position	(102)	—	(131)	—
Net derivatives at fair value	$(102)	$136	$(131)	$121

For the three months ended March 31, 2013 and 2012, the Company recorded a loss of $0.3 million and $0.5 million, respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity related to the Company’s cash flow hedges are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Foreign exchange forward contracts	$184	$(507)	Cost of goods sold	$(83)	$315

Note 9. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	March 31, 2013	December 31, 2012
Compensation and benefits	$26,021	$33,373
Deferred revenue	15,342	13,381
Promotional	8,503	6,325
Taxes, other than income	2,998	2,956
Other	13,642	39,249
Total	$66,506	$95,284

Note 10. Long-Term Debt

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013, of which $71.8 million was outstanding at March 31, 2013, at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain restrictions on liens on principal property or stock issued to collateralize debt, among other provisions. As of March 31, 2013, the Company was in compliance with such provisions. Interest is payable semi-annually in

Return to Top

arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes.

As of March 31, 2013 and December 31, 2012, Miles Kimball had approximately $6.0 million and $6.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $78.0 million and $78.2 million total long-term debt (including current portion) at March 31, 2013 and December 31, 2012 was approximately $79.1 million and $79.8 million, respectively.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to the nature of the information used, the Company considers these to be level 2 measurements.

As of March 31, 2013, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2014.  As of March 31, 2013, no amount was outstanding under this facility.

As of March 31, 2013, the Company had $1.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

Note 11. Income Taxes
The Company's effective tax rate for the three months ended March 31, 2013 and 2012 was 39% and 42%, respectively, which resulted in a provision for income taxes of an expense of $2.2 million and $7.9 million, respectively. The effective rate for the three months ended March 31, 2013 differs from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on foreign net operating losses. The effective tax rate for the three months ended March 31, 2012 differs from the U.S. statutory tax rate as a result of no tax benefit being realized on foreign net operating losses as well as the recording of a valuation allowance against previously recognized foreign deferred tax assets related to net operating loss carryforwards.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2013 but the amount cannot be estimated.

Note 12. Related Party Transactions

As discussed in Note 2 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. At the time of the acquisition in October 2008, ViSalus was owned in part by RAM, which owned a significant noncontrolling interest in ViSalus. In September 2012, RAM distributed its interest in ViSalus to its members, including: Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., President and Chief Operating Officer of the Company and President, PartyLite Worldwide; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen, a director of the Company, and brother of Robert B. Goergen, Jr. Robert B. Goergen, the Company’s Chairman and Chief Executive Officer, beneficially owns approximately 35.3% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

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

As discussed in Note 2 to the Consolidated Financial Statements, the Company owns an investment through its ViSalus acquisition which involves related parties. RAM holds an approximately 5.5% interest in the investment. In addition to this interest, RAM also has a significant influence on the management of the investee and representation on its Board of Directors.

Return to Top

ViSalus entered into an agreement with FragMob LLC in October 2011 that extended to December 31, 2012 and was renewable. FragMob agreed to provide ViSalus with software development and hosting services for a mobile phone application that allowed ViSalus's promoters to access their ViNet distributor account information on their smart phones. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. On September 1, 2012, ViSalus and FragMob entered into a new revised agreement which extended the term to December 31, 2014 and revised certain terms of the agreement. Fees paid to FragMob for the three months ended March 31, 2013 and 2012 for both services were $0.5 million and $0.2 million, respectively. ViSalus also purchased approximately $1.2 million of mobile credit card swiper devices from FragMob in 2012. FragMob is owned in part by RAM and the three founders of ViSalus.

For the three months ended March 31, 2013 RAM paid the Company $42.8 thousand to sublet office space, which we believe approximates the fair market rental for the rental period.

Note 13. Stock-Based Compensation

As of March 31, 2013, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 2,040,897 shares authorized for grant under these plans as of March 31, 2013, and there were approximately 1,708,349 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. A total of 46,422 RSUs were granted during the quarter ended March 31, 2013.

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the quarter ended March 31, 2013 and 2012 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Return to Top

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2012	122,682	$31.06	$1,908
Granted	46,422	16.79
Vested	(16,381)	36.97
Forfeited	(1,138)	22.87
Nonvested restricted stock and RSUs at March 31, 2013	151,585	$26.11	$2,632
Total restricted stock and RSUs at March 31, 2013	202,393	$29.13	$3,514

Compensation expense related to restricted stock and RSUs for the three months ended March 31, 2013 and 2012 was approximately $0.7 million and $0.9 million, respectively. The total recognized tax benefit for the three months ended March 31, 2013 and 2012 was approximately 0.3 million, respectively.

As of March 31, 2013, there was $1.3 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.5 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of March 31, 2013 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	29,750	$54.46	0.50	—
Options expired	(7,500)	50.55
Outstanding and exercisable at March 31, 2013	22,250	$55.78	0.34	—

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

Note 14. Redeemable Preferred Stock

In December 2012, the Company and the ViSalus founders and the other noncontrolling members reached an agreement and exchanged their remaining ViSalus membership interests for Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million (See Note 2). A total of 8,955,730 shares of Preferred Stock were issued. The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares. The Preferred Stock converts into Class A and Class B common stock on a one for one basis. Preferred Stockholders have the same rights to earnings, dividends and voting as their common stock equivalents. ViSalus intends to pay quarterly dividends to its preferred and common stockholders (on an as-converted common stock basis) in an amount equal to its excess cash reserves. In the event of a voluntary or involuntary liquidation or dissolution, the holders of the Preferred Stock are entitled to be paid out of the assets of ViSalus prior to making any payment to common stock holders.

Note 15. Earnings Per Share

Vested restricted stock units issued under the Company’s stock-based compensation plans participate in a cash equivalent of the dividends paid to common shareholders and are not considered contingently issuable shares. Accordingly, these RSUs are

Return to Top

included in the calculation of basic and diluted earnings per share as common stock equivalents. RSUs that have not vested and are subject to a risk of forfeiture are included solely in the calculation of diluted earnings per share.

The components of basic and diluted earnings per share are as follows:

	Three months ended
(In thousands)	March 31, 2013	March 31, 2012
Net earnings attributable to Blyth, Inc.	$2,596	$7,479
Weighted average number outstanding:
Common shares	16,539	17,052
Vested restricted stock units	50	78
Weighted average number of common shares outstanding:
Basic	16,589	17,130
Dilutive effect of non-vested restricted shares units	43	118
Diluted	16,632	17,248
Basic earnings per share attributable to common stockholders
Net earnings from continuing operations	$0.16	$0.42
Net earnings from discontinued operations	—	0.02
Net earnings attributable per share of Blyth, Inc.	$0.16	$0.44
Diluted earnings per share attributable to common stockholders
Net earnings from continuing operations	$0.16	$0.42
Net earnings from discontinued operations	—	0.01
Net earnings attributable per share of Blyth, Inc.	$0.16	$0.43

For the three month periods ended March 31, 2013 and 2012, options to purchase 22,250 and 66,050 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 16. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2012	9,204,340	$(426,717)
Treasury stock withheld in connection with long-term incentive plan	8,294	(272)
Balance at March 31, 2012	9,212,634	$(426,989)

Balance at January 1, 2013	9,944,239	$(441,774)
Treasury stock purchases	594,582	(9,961)
Treasury stock withheld in connection with long-term incentive plan	3,999	(64)
Balance at March 31, 2013	10,542,820	$(451,799)

Return to Top

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2012	25,641,484	$514
Common stock issued for the purchase of additional ViSalus interest	681,324	14
Common stock issued in connection with long-term incentive plan	33,710	—
Balance at March 31, 2012	26,356,518	$528

Balance at January 1, 2013	26,505,210	$530
Common stock issued in connection with long-term incentive plan	15,401	1
Balance at March 31, 2013	26,520,611	$531

All share amounts, including shares outstanding and activity of Treasury stock and Common stock have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 17. Segment Information

The Company formulates and markets weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. The Company’s products include meal replacement shakes, nutritional supplements, energy drink mixes, and an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts. The Company's products can be found throughout North America, Europe and Australia. The Company's financial results are reported in three segments: the Health & Wellness segment, Candles & Home Décor segment and the Catalog & Internet segment.

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

Within the Catalog & Internet segment, the Company designs, sources and markets a broad range of household convenience items, health and wellness products, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames.  These products are sold directly to the consumer under the Miles Kimball®, Walter Drake®, Easy Comforts®, As We Change® and Exposures® brands.  These products are sold in North America.

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

Return to Top

Operating Segment Information

	Three months ended
(In thousands)	March 31, 2013	March 31, 2012
Net Sales
Health & Wellness	$104,308	$136,661
Candles & Home Décor	90,957	99,757
Catalog & Internet	37,829	33,795
Total	$233,094	$270,213
Earnings from continuing operations before income taxes
Health & Wellness	$4,184	$18,638
Candles & Home Décor	3,396	2,140
Catalog & Internet	(1,603)	(1,579)
Operating profit	5,977	19,199
Unallocated Corporate	(306)	(396)
Total	$5,671	$18,803

Identifiable Assets	March 31, 2013	December 31, 2012
Health & Wellness	$99,283	$93,821
Candles & Home Décor	181,804	189,147
Catalog & Internet	45,705	50,661
Unallocated Corporate	65,253	101,294
Total	$392,045	$434,923

Note 18. Contingencies

Included within Other current assets on the Company's March 31, 2013 consolidated balance sheet is a miscellaneous receivable of $8.5 million which was being held by a third party bank in connection with a dispute with a former credit card processor. The Company received the full balance in April 2013.

The Company, certain of its officers, ViSalus Holdings, LLC, FVA Ventures, Inc. and ViSalus have been named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of the Company's common stock during the period March to November 2012. The amended complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions, including concerning ViSalus's operations and prospects. The Company believes it has meritorious defenses to the claims asserted against it and it intends to defend itself vigorously.

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

Note 19. Subsequent Events

On May 7, 2013, the Company entered into an agreement to issue $50.0 million principal amount of new 6.00% Senior Notes due 2017. The notes will bear interest payable semi-annually. Proceeds from this issuance, together with available funds, will be used to retire the outstanding $71.8 million of 5.50% Senior Notes due November 1, 2013. See “Item 5 - Other Information” for a summary of the material terms of the new 6.00% Senior Notes.

Return to Top

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We formulate and market weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. Our products include meal replacement shakes, nutritional supplements, energy drink mixes, and an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts. Our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Health & Wellness segment, the Candles & Home Décor segment and the Catalog & Internet segment.

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

In 2012 we divested our Sterno business, and in 2011 we sold substantially all of the net assets of Midwest-CBK as more fully detailed in Note 3 to the consolidated financial statements.  The results of operations for these businesses have been presented as discontinued operations for all periods.

Results of operations - Three months ended March 31, 2013 versus 2012

Net Sales

Net sales for the three months ended March 31, 2013 decreased $37.1 million, or 14% to $233.1 million, from $270.2 million in the comparable prior year period due to decreases within the Health & Wellness and Candles & Home Décor segments.

Net Sales – Health & Wellness Segment

Net sales in the Health & Wellness segment decreased $32.4 million, or 24%, to $104.3 million for the three months ended March 31, 2013 from $136.7 million in the comparable prior year period. This decrease was attributed to a decline in promoters to over 70,000 at March 31, 2013 from over 92,000 at March 31, 2012 primarily reflecting a decrease in Canada and to a lesser extent in the United States.

Net Sales – Candles & Home Décor Segment

Net sales in the Candles & Home Décor segment decreased $8.8 million, or 9%, to $91.0 million for the quarter ended March 31, 2013 from $99.8 million in the comparable prior year period. This decrease was mainly due to the decline in PartyLite’s U.S. sales of 21% from the prior year due to a decline in active independent sales consultants from approximately 15,000 at March 31, 2012 to approximately 12,000 at March 31, 2013, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

In PartyLite’s European markets sales declined 3% in U.S. dollars or 4% in local currency. PartyLite’s active independent European sales consultant base decreased from approximately 30,000 at March 31, 2012 to approximately 27,000 at March 31, 2013. In some of PartyLite's mature markets, including the United States and some European markets, the number of consultants has declined over the last several years.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment increased $4.0 million, or 12%, to $37.8 million for the three months ended March 31, 2013 from $33.8 million in the comparable prior year period. This increase was due to improved core customer response, increased circulation, improved performance of our health and wellness products and higher credit sales.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $28.1 million, or 16%, to $153.1 million for the three months ended March 31, 2013 from $181.2 million in the comparable prior year period. This decrease was principally due to a decline at ViSalus due to lower

Return to Top

sales volume, followed by a decline for PartyLite also due to lower sales volume, partly offset by an increase in gross profit at Miles Kimball due to higher sales. The gross profit margin decreased to 65.7% for the three months ended March 31, 2013 from 67.1% for the comparable prior year period due to the impact of lower sales volume at ViSalus, which carries a higher gross margin than our other businesses.

Blyth’s consolidated selling expense decreased $17.8 million, or 15%, to $103.1 million for the three months ended March 31, 2013 from $120.9 million in the comparable prior year period.  This decrease was primarily due to lower commission expenses at ViSalus and PartyLite associated with their sales declines. Selling expense as a percentage of net sales decreased to 44.2% for the three months ended March 31, 2013 from 44.7% for the comparable prior year period.

Blyth’s consolidated administrative expenses increased $2.9 million, or 7%, to $44.0 million for the three months ended March 31, 2013 from $41.1 million in the comparable prior year period. This increase was principally due to additional infrastructure and personnel at ViSalus to support their North American business and international expansion, partly offset by declines at PartyLite and Miles Kimball resulting from various cost saving initiatives. Prior period results included PartyLite restructuring costs of $1.1 million associated with the consolidation of the North American distribution center and ViSalus equity incentive charges of $2.9 million. Administrative expenses as a percentage of net sales increased to 18.9% for the three months ended March 31, 2013 from 15.2% for the comparable prior year period. This increase is principally due to lower sales.

Blyth’s consolidated operating profit decreased $13.2 million to $6.0 million for the three months ended March 31, 2013 from $19.2 million for the comparable prior year period. This decrease was due to a decline at ViSalus partially offset by an increase at PartyLite.

Operating Profit - Health & Wellness Segment

Operating profit in the Health & Wellness segment decreased to $4.2 million for the three months ended March 31, 2013 from $18.6 million for the comparable prior year period. This decrease was primarily due to ViSalus's lower sales and additional expenses due to increased infrastructure and personnel at ViSalus to support their North American business and international expansion partially offset by reduced commission expenses and prior year's equity incentive charges of $2.9 million. Corporate expenses and other allocated costs to the Health & Wellness segment were $2.2 million for the three months ended March 31, 2013 and $3.3 million for the comparable prior year period.

Operating Profit – Candles & Home Décor Segment

Operating profit in the Candles & Home Décor segment increased to $3.4 million for the three months ended March 31, 2013 from $2.1 million for the comparable prior year period principally due to lower selling and general administrative expenses. In addition, prior year earnings include restructuring charges of $1.1 million associated with the realignment of the North American distribution center. Corporate expenses and other allocated costs to the Candles & Home Décor Selling segment were $1.6 million for the three months ended March 31, 2013 and $2.4 million for the comparable prior year period.

Operating Loss – Catalog & Internet Segment

Operating loss in the Catalog & Internet segment remained constant at $1.6 million for the three months ended March 31, 2013 and 2012 as higher sales and gross profits were offset with higher selling and promotional expenses. Corporate expense and other allocated costs to the Catalog & Internet segment were $0.4 million for the three months ended March 31, 2013 and $0.5 million for the comparable prior year period.

Other Expense (Income)

Interest expense decreased $0.3 million to $1.1 million for the three months ended March 31, 2013 from $1.4 million in the comparable prior year period. This decline was due to lower average outstanding debt this year versus last year, primarily related to repurchases of our 5.50% Senior Notes.

Interest income decreased $0.1 million to $0.3 million for the three months ended March 31, 2013 from $0.4 million in the comparable prior year period, mainly due to lower invested cash balances.

Foreign exchange and other income remained constant at $0.6 million for the three months ended March 31, 2013 and 2012.
Our effective tax rate for the three months ended March 31, 2013 was 39% which resulted in a provision for income taxes of an expense of $2.2 million. This compares to 42% for the three months ended March 31, 2012, which resulted in a provision for

Return to Top

income taxes of an expense of $7.9 million. The effective rate for the three months ended March 31, 2013 differs from the U.S. statutory rate primarily as a result of no tax benefit being realized on foreign net operating losses. The effective tax rate for the three months ended March 31, 2012 differs from the U.S. statutory rate as a result of no tax benefit being realized on foreign net operating losses as well as the recording of a valuation allowance against previously recognized foreign deferred tax assets related to net operating loss carryforwards.

The net earnings from discontinued operations for the three months ended March 31, 2012 of $0.3 million was associated with the Sterno business subsequently sold in October 2012.

The net earnings attributable to noncontrolling interests decreased $2.8 million to $0.9 million for the three months ended March 31, 2013 from $3.7 million in the comparable prior year period. This decrease was mainly attributed to lower earnings associated with ViSalus in addition to a decrease in the ownership of the noncontrolling stockholders.

Net earnings decreased $4.9 million to $2.6 million for the three months ended March 31, 2013 from $7.5 million in the comparable prior year period.  This decrease was primarily attributable to ViSalus's decreased operating performance partly offset by improved operating results from PartyLite.

Liquidity and Capital Resources

Cash and cash equivalents decreased $32.0 million to $97.1 million at March 31, 2013 from $129.1 million at December 31, 2012. This decrease in cash was primarily attributed to the January 2013 payment to ViSalus' equity rights holders, purchase of treasury stock and capital expenditures. Cash held in foreign locations was approximately $60 million and $68 million as of March 31, 2013 and December 31, 2012, respectively.

Net cash used in operating activities from continuing operations was $0.5 million for the three months ended March 31, 2013 compared to $4.0 million for the comparable prior year period. Cash used in continuing operations reflects improvements in working capital primarily from lower inventory balances partly offset by the Health & Wellness segment's decline in operating profits.  Included in earnings for the three months ended March 31, 2013 were non-cash charges for depreciation and amortization, and stock-based compensation of $3.1 million and $0.7 million, respectively.

Net cash provided by investing activities was $5.9 million for the three months ended March 31, 2013, compared to a use of $18.7 million for the comparable prior year period. Cash provided by investing activities included the collection of a note receivable of $10.0 million and net proceeds from the sales of investments of $3.1 million offset by capital expenditures of $7.2 million. The comparable prior year's use of cash reflects capital expenditures of $2.6 million and net purchases of investments of $16.2 million.

Net cash used in financing activities for the three months ended March 31, 2013 was $35.5 million compared to $23.2 million for the comparable prior year period. This increase was mainly due to treasury stock repurchases of $10.0 million and includes the payment to ViSalus' equity rights holders of $25.3 million this year compared to the additional purchase of ViSalus of $22.5 million last year. We will continue to monitor carefully our cash position, and will only make additional repurchases of outstanding debt or treasury shares and pay dividends when we have sufficient cash surpluses available.

A significant portion of PartyLite's business is outside of the United States. A significant downturn in our PartyLite business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants and promoters. ViSalus had over 70,000 promoters at March 31, 2013, which represented a decline from approximately 76,000 promoters at December 31, 2012 and from over 92,000 at March 31, 2012. Management's key areas of focus have included stabilizing the consultant base within PartyLite through training and promotional incentives, which has had several continuous years of decline in the United States and Canada and growing our ViSalus business internationally in Europe. While we are making efforts to stabilize and increase the number of active independent sales consultants within PartyLite and expand our ViSalus business internationally, it may be difficult to do so. If PartyLite's consultant count and ViSalus's promoters continue to decline it will have a negative impact on our liquidity and financial results.

We anticipate total capital spending of approximately $19.0 million for fiscal 2013. A major influence on the forecasted expenditures is our investment in the growth of ViSalus as well as investments in information technology systems.

In December 2012, we purchased an additional 8.2% of ViSalus which increased our ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and other members of ViSalus exchanged their remaining membership interests for Series A and Series B Redeemable Preferred Stock of

Return to Top

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

On October 20, 2003, we issued $100.0 million of 5.50% Senior Notes due on November 1, 2013, of which $71.8 million was outstanding at March 31, 2013, at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain restrictions on liens on principal property or stock issued to collateralize debt, among other provisions.  As of March 31, 2013, we were in compliance with such provisions.  Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. On May 7, 2013, we entered into an agreement to issue $50.0 million principal amount of new 6.00% Senior Notes due 2017, which we expect to complete on or about May 10, 2013. We intend to use the proceeds from that issuance, together with available cash, to repay the $71.8 million of outstanding 5.50% Senior Notes due November 2013. See “Item 5 - Other Information.”

A portion of our cash and cash equivalents is held by our international subsidiaries in foreign banks and, as such, may be subject to foreign taxes, unfavorable exchange rate fluctuations and other factors, including foreign working capital requirements, limiting our ability to repatriate funds to the United States.

In addition, if economic conditions decline, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, deferred tax assets, goodwill and other intangibles, if the valuations of these assets or businesses decline.

As of March 31, 2013, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2014.  As of March 31, 2013, no amount was outstanding under this facility.

As of March 31, 2013, we had $1.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of March 31, 2013 and December 31, 2012, Miles Kimball had approximately $6.0 million and $6.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The estimated fair value of our $78.0 million and $78.2 million total long-term debt (including current portion) at March 31, 2013 and December 31, 2012 was approximately $79.1 million and $79.8 million, respectively.  The fair value of the liability is determined using the fair value of our notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 3,000,000 shares in addition to 6,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program.  We repurchased approximately 595,000 shares during the three months ended March 31, 2013. As of March 31, 2013, the cumulative total shares purchased under the new and old program was 7,994,422, at a total cost of approximately $275.0 million. The acquired shares are held as common stock in treasury at cost.

On March 12, 2013, the Board of Directors declared a cash dividend of $0.10 per share on the Company's common stock, for a total dividend payment of $1.6 million.  The dividend was payable to shareholders of record as of April 1, 2013 and was paid on April 15, 2013.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize derivatives for operational purposes (i.e., foreign exchange forward contracts).

Critical Accounting Policies

There were no changes to our critical accounting policies in the first quarter of 2013. For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of March 31, 2013, we held $14.2 million of short-term bond mutual funds and $14.8 million of pre-refunded and municipal bonds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of March 31, 2013 and December 31, 2012 was $3.7 million and 3.9 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at March 31, 2013 for cash flow hedges is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of March 31, 2013:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$6,850	$1.31	$136

The foreign exchange contracts outstanding have maturity dates through December 2013.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

PART II

Item 1.  Legal Proceedings.

We, certain of our officers, ViSalus Holdings, LLC, FVA Ventures, Inc. and ViSalus have been named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of our common stock during the period March to November 2012. The amended complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions, including concerning ViSalus's operations and prospects. We believe we have meritorious defenses to the claims asserted against us and we intend to defend ourselves vigorously. We cannot state with certainty, however, what will be the eventual outcome of the current pending matters.
We are involved in litigation arising in the ordinary course of business, which, in our opinion, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

We encounter substantial risks in our business, any one of which may adversely affect our business, results of operations or financial condition. The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in prior reports means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industries in which we operate and will likely be present in all periods. The fact that certain risks are endemic to these industries does not lessen their significance. These risk factors should be read together with the other items in this report, including “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 5 - Other Information.” We use the terms “we”, “us” or “our” to refer to Blyth, Inc. and its subsidiaries, unless suggested otherwise by the context.

The failure by our businesses to respond appropriately to changing consumer preferences and demand for new products or product enhancements could harm our business, financial condition and results of operations.

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of ViSalus's weight-management products, nutritional supplements and energy drinks, PartyLite's candles and accessories and Miles Kimball's consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to changing preferences our sales may decline. ViSalus's weight-management products and PartyLite's candles represented a substantial portion of our sales in 2012 and the first quarter of 2013. If consumer demand for these products decreased significantly, or ViSalus ceased offering weight-management products without offering a suitable replacement, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

ViSalus and PartyLite depend upon sales by their independent sales forces to drive their businesses, and their failure to continue to recruit, retain and motivate promoters and consultants would harm their business and our financial condition and results of operations.

ViSalus markets its products and the Challenge through its independent promoters using a network marketing model and PartyLite markets its products through its independent consultants primarily using a party plan direct selling model. Both of these marketing systems depend upon the successful recruitment, retention and motivation of a large number of promoters and consultants to offset frequent turnover, which is a common characteristic found in the direct selling industry. Our promoters and consultants may terminate their services at any time. Many of them market and sell our products on a part-time basis and likely engage in other business activities, some of which may compete with us. If ViSalus and PartyLite were unable to grow their promoter and consultant sales forces our business would be materially harmed. The rates of turnover of ViSalus's and PartyLite's promoters and consultants can be very high and volatile from time to time, which may materially hinder their abilities to increase their total promoter and consultant counts. Our ability to recruit, retain and motivate promoters and consultants depends on a number of factors, including, but not limited to, our prominence among direct selling companies and the general labor market, the attractiveness of our products and compensation and promotional programs, the number of people interested in direct selling, unemployment levels, economic conditions and demographic and cultural changes in the workforce. ViSalus and PartyLite both rely primarily upon the efforts of their promoters and consultants to attract, train and motivate new promoters and consultants, so our sales directly depend upon their efforts. The failure by ViSalus or PartyLite to recruit, retain and motivate promoters and consultants and to reverse any decline in their total number of promoters and consultants could negatively impact sales of their products, which could harm our business, financial condition and results of operations.

Return to Top

The loss by ViSalus or PartyLite of a leading promoter or consultant, together with his or her associated sales organization, or the loss of a significant number of promoters for any reason, could harm our business, financial condition and results of operations.

Sales generated by a small number of promoters, together with their associated sales organizations, represent a majority of ViSalus's net sales. In addition, there are a number of promoters whose generated sales, together with those of their sales organizations, represent in excess of 10% of ViSalus's net sales. In particular, sales generated by one of ViSalus's founders and promoters, Nick Sarnicola, together with his wife and their sales organizations and customers to whom they market represented a substantial percentage of ViSalus's net sales in 2012 and the first quarter of 2013. The loss by ViSalus of one or more of its leading promoters, together with their respective associated sales organizations, or the loss of a significant number of promoters or consultants by ViSalus or PartyLite for any reason, could negatively impact sales of their products, impair their ability to recruit new promoters or consultants and harm our business, financial condition and results of operations.

In general, ViSalus and PartyLite do not have non-competition arrangements with their promoters and consultants that would prohibit them from promoting competing products if they terminate their relationship. Pursuant to agreements that all of ViSalus's and PartyLite's top promoters and consultants must sign, the promoter or consultant is not permitted to solicit or recruit ViSalus or PartyLite's promoters or consultants to participate in any other direct selling company for a period of time following the termination of their agreement. We cannot ensure that ViSalus's or PartyLite's promoters and consultants will abide by any non-solicitation obligations or that we will be able to enforce them. If ViSalus's and PartyLite's promoters and consultants do not abide by these non-solicitation obligations or if we are unable to enforce them, our competitive position may be compromised, which could harm our business, financial condition and results of operations.

ViSalus's and PartyLite's compensation plans, or changes that are made to those plans, may be viewed negatively by some of their promoters and consultants, could fail to achieve our desired objectives and could have a negative impact on our business.

Direct selling and network marketing are highly competitive and sensitive to the introduction of new competitors, new products and/or new compensation plans. Companies commonly attempt to attract new distributors by offering generous compensation plans. From time to time, ViSalus and/or PartyLite modify components of their compensation plans in an effort to:

•	keep them competitive and attractive to existing and potential promoters and consultants,

•	cause or address a change in the behavior of their promoters and consultants,

•	motivate promoters and consultants to grow our business,

•	conform to legal and regulatory requirements, and

•	address other business needs.

In light of the size and diversity of our promoter and consultant sales force and the complexity of our compensation plans, it is difficult to predict how any changes to the plans will be viewed by ViSalus's promoters or PartyLite's consultants and whether such changes will achieve their desired results. There can be no assurance that ViSalus's or PartyLite's compensation plans will allow us to successfully attract or retain promoters or consultants, nor can we assure that any changes we make to our compensation plans will achieve our desired results.

If we fail to retain our existing customers or attract new customers, our business, financial condition and results of operations may be harmed.

ViSalus and PartyLite are customer-driven businesses, and the size of their customer bases and the amount that their customers spend on their products are critical to their success. Our increases in sales to customers are driven primarily by obtaining new customers and retention of existing customers, rather than through increases in the average monthly expenditures of customers. Many of ViSalus's customers sign up for an automatic monthly shipment of products. ViSalus must continually add new customers both to replace those who cancel their auto-shipments and to grow its business over time. Customers choose to cancel their auto-shipments for a wide variety of reasons, many of which are not within our control, including the conclusion of their 90-day Challenge, their desire to reduce discretionary spending, product dissatisfaction, their perception that competitive products provide a better value or benefit to them, or customer service issues are not addressed to their satisfaction.

Since we cannot exert the same level of influence or control over our promoters and consultants as we could if they were our own employees, we may be unable to enforce compliance with our policies and procedures, which could result in claims against us that could harm our business, financial condition and results of operations.

Return to Top

ViSalus's promoters and PartyLite's consultants are independent contractors and, accordingly, neither ViSalus nor PartyLite is in a position to provide the same direction, motivation and oversight as it could if they were their employees. As a result, there can be no assurance that ViSalus's and PartyLite's promoters and consultants will participate in their marketing strategies or plans, accept the introduction of new products or comply with policies and procedures. Extensive federal, state and local laws regulate our businesses, products and programs. While we have implemented policies and procedures that are designed to govern promoter and consultant conduct so that they comply with this regulatory regime, it can be difficult to enforce these policies and procedures because of the large number of promoters and consultants and their independent status. Violations by our promoters or consultants of applicable laws or of our policies and procedures could reflect negatively on our products and operations, harm our business reputation or lead to the imposition of penalties or claims.

Our product advertising and promotional programs are subject to a number of federal, state and foreign regulations. The failure of our product advertising and promotional programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

The FTC exercises jurisdiction in the United States over product advertising in general and advertising of conventional foods and dietary supplements in particular and has instituted numerous enforcement actions against companies for false and misleading claims and for failure to have adequate substantiation for claims made in advertising. The FTC also regulates promotional offers, including purported “savings” from the regular or suggested retail price of products. In the event that the FTC pursues an enforcement action against any of our businesses, our businesses could be subject to consent decrees that could limit their ability to make certain claims with respect to their products and require them to pay civil penalties. The National Advertising Division, which we refer to as the “NAD,” of the Council of Better Business Bureaus serves as an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The system also empowers the NAD to challenge claims that the NAD believes to be misleading, including product benefit claims and purported sales or other discounts off of “regular” prices. The NAD has no independent enforcement authority. However, it can refer cases to the FTC for further action. Failures by any of our businesses to comply with rules, consent decrees and applicable regulations could occur from time to time, which could result in substantial monetary penalties.

There are also federal, state, provincial and foreign laws of general application, such as the FTC Act and state, provincial or foreign unfair and deceptive trade practices laws that could potentially be invoked to challenge our advertising, compensation practices or recruitment techniques. In particular, our recruiting efforts include promotional materials for recruits that describe the potential opportunity available to them if they become promoters or consultants. These materials, as well as our other recruiting efforts and those of promoters, are subject to scrutiny by the FTC and enforcement authorities with respect to misleading statements, including misleading earnings claims made to convince potential new recruits to become promoters or consultants. If claims or recruiting techniques used by ViSalus or PartyLite or by their promoters or consultants are deemed to be misleading, it could result in violations of the FTC Act or comparable state, provincial or foreign statutes prohibiting unfair or deceptive trade practices or result in reputational harm, any of which could materially harm our business, financial condition and results of operations.

We are subject to the risk that, in one or more markets, our network marketing and party plan programs could be found not to be in compliance with applicable law or regulations since regulatory requirements concerning direct selling programs do not include “bright line” rules. The failure of our compensation programs to comply with current or newly adopted regulations over “pyramid” or “chain sales” schemes would negatively impact our business in a particular market or in general.

ViSalus's and PartyLite's promotional and compensation programs are subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States and the equivalent provincial and federal government agencies in Canada and in the other countries in which our businesses operate. We are subject to the risk that, in one or more markets, our network marketing and party plan programs could be found not to be in compliance with applicable law or regulations. Regulations applicable to direct selling organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization's products rather than investments in the organization or other non-retail, non-product sales related criteria. The regulatory requirements concerning network marketing and party plan programs do not include “bright line” rules, and therefore, even in jurisdictions where we believe that our compensation programs are in compliance with applicable laws or regulations, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our compensation programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

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

If we do not respond appropriately to changing consumer preferences, we could be vulnerable to increased exposure to excess and obsolete inventory, which could harm our business, financial condition and results of operations.

The ability of our businesses to respond to changing consumer preferences and demand for new products or product enhancements and to manage their inventories properly is an important factor in their operations. The nature of their products and the rapid changes in consumer preferences leave them vulnerable to an increased risk of inventory obsolescence. Excess or obsolete inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. Our success depends in part on the ability of our businesses to anticipate and respond to these changes, and they may not respond in a timely or commercially appropriate manner to such changes. The ability of our businesses to meet future product demand will depend, among other things, upon their success in improving their ability to forecast product demand and fulfill customer orders promptly.

Adverse publicity directed at our products, ingredients, promoters, programs or network marketing business model, or those of similar companies, could harm our business, financial condition and results of operations.

Companies that market their products to consumers through a network of independent promoters can be the subject of negative commentary. For example, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of Herbalife's network marketing program and announced that his fund had taken a significant short position regarding Herbalife's common shares, leading to intense public scrutiny of Herbalife's business and network marketing and significant volatility in its stock price. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our stock price. This negative commentary can spread inaccurate or incomplete information about the direct selling industry in general or our products, ingredients, promoters, consultants or programs in particular. The number of our customers and promoters/consultants and our business, financial condition and results of operations may be significantly affected by the public's perception of us and similar companies. This perception is dependent upon opinions concerning:

•	the safety, quality, effectiveness and taste of our products and ingredients;

•	the safety, quality, effectiveness and taste of similar products and ingredients distributed by other companies;

•	our independent sales forces;

•	our promotional and compensation programs; and

•	the direct selling business in general, including the operations of other direct selling companies.

Adverse publicity concerning any actual or purported failure by our direct selling businesses or their promoters or consultants to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our direct selling businesses, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our business and could negatively affect our direct selling businesses' ability to recruit, motivate and retain promoters and consultants, which would negatively impact our ability to generate revenue.

In addition, adverse publicity concerning any actual or purported concerns about the quality of our products could have an adverse effect on our business. We monitor our product quality and, from time to time, make changes to the ingredients, packaging, fragrance, color and other matters to take into account changes in consumer preferences, opportunities to improve the quality of our products and other matters. Our failure to maintain the quality of our products would reduce consumer

Return to Top

demand, negatively affect our ability to recruit, motivate and retain promoters and consultants, any of which would negatively impact our sales and earnings.

We may incur material product liability claims, which could increase our costs and harm our business, financial condition and results of operations.

ViSalus markets products designed for human consumption. PartyLite and Miles Kimball primarily market products for consumer use, although some of their products are also intended for human consumption. As such, we may be subject to product liability claims if the use of our products is alleged to have resulted in injury to consumers, whether from consumption or otherwise. We also may be subjected to product liability claims that relate to the use of candles and claims that candles and accessories include inadequate instructions as to their uses or inadequate warnings concerning side effects. We cannot ensure that any of our products will never be associated with consumer injury. In addition, our products are manufactured by third-party manufacturers that also provide raw materials, which prevent us from having full control over the ingredients contained in our products.

As a marketer of weight-management products, nutritional supplements and energy drinks, ViSalus may be subjected to product-liability claims, including claims related to the use of these products in an inappropriate manner or by inappropriate populations. Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial retentions or deductibles for which we are responsible. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

All of our businesses are subject to risks from increased competition, and our failure to maintain our competitive position would harm our business, financial condition and results of operations.

ViSalus's business of marketing and selling weight-management products, nutritional supplements and energy drinks, PartyLite's business of selling candles and accessories and Miles Kimball's business of selling a wide variety of consumer products through catalogs and the Internet are highly competitive both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than our businesses. Our current or future competitors may be able to develop products that are comparable or superior to those that we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or consumer requirements, or devote greater resources to the development, promotion and sale of their products than our businesses. For example, ViSalus's Vi-Shape meal replacement product constitutes a significant portion of its sales, and if its competitors develop other weight-management products, nutritional supplements or energy drinks that become more popular than the ViSalus products, demand for ViSalus's products could decline. Competitors in ViSalus's target product market include Herbalife and retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers and retail pharmacies. Competitors in PartyLite's target market include Yankee Candle and numerous retail establishments, including big-box retailers, that sell a wide variety of candles and accessories. Miles Kimball competes with numerous general merchandise catalogs, online retailers and retail establishments. In addition, because the industries in which our businesses operate are not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge to compete with us for promoters and customers.

ViSalus and PartyLite are subject to significant competition for the recruitment of promoters and consultants from other direct selling organizations, including those that market weight-management products, nutritional supplements and energy drinks, candles and home accessories, as well as other types of products. Our competitors for the recruitment of promoters include direct selling companies such as Amway, Avon, Herbalife, Natura, Nature's Sunshine, Nu Skin, Reliv, Shaklee, Tupperware and USANA. Furthermore, the fact that our promoters and consultants may easily enter and exit our programs contributes to the level of competition that we face. Our ability to remain competitive depends, in significant part, on our success in recruiting

Return to Top

and retaining promoters and consultants through attractive compensation plans, the maintenance of attractive product portfolios and other incentives.

If our businesses are unable to compete effectively in their markets, if competition in their markets intensifies or if we are unable to recruit and retain promoters and consultants, our business, financial condition and results of operations would be harmed.

A downturn in the economy may affect consumer purchases of discretionary items such as our products, which could harm our business, financial condition and results of operations.

Recently, concerns over the global economy, including the current financial crisis in Europe (including concerns that certain European countries may default in payments due on their national debt) and the resulting economic uncertainty, as well as concerns over unemployment in the United States and Europe, inflation, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased volatility and diminished expectations for the United States and global economies. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items, including all of our products. Factors that could affect consumers' willingness to make such discretionary purchases include general business conditions, levels of unemployment, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory. The occurrence of these events could harm our business, financial condition and results of operations.

Our results of operations are significantly affected by our success in increasing sales in our existing markets, as well as opening new markets. As we continue to expand into international markets, our business becomes increasingly subject to political, economic, legal and other risks. Changes in these markets could adversely affect our business.

PartyLite and ViSalus have a history of expanding into new international markets, although ViSalus has a very short history of doing so commensurate with the short history of its business. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. There can be no assurance, however, that we will be able to grow in our existing international markets, enter new international markets on a timely basis or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or to attract local customers. Our failure to do so could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner.

In markets outside the United States, prior to commencing operations or marketing products, ViSalus may be required to obtain approvals, licenses, or certifications from a country's regulatory agencies. Approvals, licensing or certifications may be conditioned on reformulation of ViSalus's products for the market or may be unavailable with respect to certain products or product ingredients. ViSalus must also comply with local product labeling and packaging regulations that vary among countries.

In many market areas, other network marketing companies already have significant market penetration which may have the effect of desensitizing the local population to a new opportunity from ViSalus or PartyLite, or to make it more difficult for us to attract qualified promoters and consultants. Even if ViSalus and PartyLite are able to commence operations in new markets, there may not be a sufficient population of individuals who are interested in direct selling in general or our business models in particular. We believe our future success will depend in part on our ability to seamlessly integrate ViSalus's and PartyLite's compensation plans across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our compensation plans seamlessly in all existing or future markets.

ViSalus may be subject to health-related claims from its customers. Adverse publicity, whether or not accurate, could lead to lawsuits or other legal challenges and could negatively impact ViSalus's and our reputation and the market demand for our products, therefore harming our business, financial condition and results of operations

Customers that suffer health problems may allege that ViSalus's products caused or contributed to the injury or ailment. From time to time, customers may make such allegations on social media, which can be difficult to confront, challenge or refute. In

Return to Top

addition, the perception of the safety, quality, effectiveness and taste of our products and ingredients, as well as similar products and ingredients distributed by other companies, could be significantly influenced by media attention (including on social media), publicized scientific research or findings, widespread recalls or product liability claims or other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from the use or misuse of products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of ViSalus's products or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use could lead to lawsuits or other legal challenges and could negatively impact ViSalus's and our reputation and the market demand for our products, therefore harming our business, financial condition and results of operations.

Legal actions by ViSalus's or PartyLite's former promoters or consultants or third parties against us could harm our business.

ViSalus and PartyLite monitor and review the compliance of their promoters and consultants with their respective policies and procedures as well the laws and regulations applicable to their businesses. From time to time, some promoters and consultants fail to adhere to these policies and procedures. In such cases, ViSalus or PartyLite may take disciplinary action against that promoter or consultant based on the facts and circumstances of the particular case, which may include, for example, warnings for minor violations to termination of the relationship for more serious violations. From time to time, we become involved in litigation with a former promoter or consultant whose relationship has been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, we may become involved in litigation of this nature that results in a large cash award against us. Our competitors have also been involved in this type of litigation and, in some cases, class actions, where the result has been a large cash award against or by the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by former promoters or consultants against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain promoters, consultants and customers. We believe that compliance by promoters and consultants with our policies and procedures is critical to the integrity of our business, and, therefore, we will continue to be aggressive in enforcing them. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has an adverse effect on our business.

Since our businesses rely on independent third parties to manufacture and supply of many of their products, if these third parties fail to reliably supply products at required levels of quantity and quality, then our business, financial condition and results of operations would be harmed.

All of ViSalus's products are manufactured and supplied by third party manufacturers in the United States based on its formulas (whether owned or licensed). PartyLite manufactures substantially all of its candles, but all of its accessories are manufactured by third parties, primarily based overseas. All of Miles Kimball's products are manufactured and supplied by third party manufacturers, primarily based overseas. If any of the third party manufacturers were to become unable or unwilling to continue to provide products in required volumes, at suitable quality levels, or if these suppliers fail to maintain compliance with regulatory requirements imposed on the manufacturers of food and nutritional supplements, including the FDA's current good manufacturing practices, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in loss of sales, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns.

If PartyLite is unable to manufacture its candles at required levels of quantity and quality, then our business, financial condition and results of operations could be harmed.

PartyLite manufactures substantially all of its candles. As a result, PartyLite depends upon the uninterrupted and efficient operation of its manufacturing facilities. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation, maintenance and operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies. If any of PartyLite's manufacturing facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with PartyLite's consultants and customers or result in large expenses to repair or replace the facilities, as well as result in other liabilities and adverse impacts. If PartyLite were to become unable to provide products in required volumes, at suitable quality levels, we would be required to identify and obtain acceptable replacement third party manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of candles would result in loss of sales by PartyLite, which could

Return to Top

negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers instead of PartyLite for the manufacture of its candles may have an adverse effect on sales or result in increased product returns.

PartyLite's manufacturing facilities are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. PartyLite's manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

Disruptions to transportation channels that we use to distribute our products may adversely affect our results of operations and profitability.

We may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, lack of transportation capacity, increased fuel expenses and a shortage of manpower. Disruptions in our container shipments may result in increased costs, including the additional use of airfreight to meet demand. Although we have not recently experienced significant shipping disruptions, we continue to watch for signs of upcoming congestion. Congestion in ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our sales and earnings.

Our profitability may be affected by shortages or increases in the cost of raw materials.

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in production requirements, weather or other factors, including supply disruptions due to production or transportation delays. Ingredients for ViSalus's weight-management products, nutritional supplements and energy drinks are sourced from a variety of third party suppliers. PartyLite sources petroleum based paraffin wax (which is used to manufacture candles) from several suppliers. While the price of crude oil is only one of several factors impacting the price of paraffin, it is possible that fluctuations in oil prices may have a material adverse effect on the cost of petroleum-based products used in the manufacture or transportation of PartyLite's products. In recent years, substantial cost increases for certain raw materials, such as paraffin and paper, negatively impacted our profitability. In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems and other measures to reduce production of greenhouse gases, in response to the potential impacts of climate change. These measures may have an indirect effect on us by affecting the prices of products made from fossil fuels, including paraffin. Given the wide range of potential future climate change regulations and their effects on these raw materials, the potential indirect impact to our operations is uncertain. In addition, climate change might contribute to severe weather in the locations where fossil fuel based raw materials are produced, such as increased hurricane activity in the Gulf of Mexico, which could disrupt the production, availability or pricing of these raw materials. Volatility in the prices of raw materials could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for products to cover any increased costs, and any price increases we implement may result in lower sales volumes. If our businesses are not successful in managing ingredient costs, if they are unable to increase their prices to cover increased costs or if such price increases reduce their sales volume, then such increases could harm our business, financial condition and results of operations.

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

Return to Top

shares of common stock of ViSalus. If all of the preferred stock converted into 100 shares of common stock of ViSalus, our ownership interest in ViSalus would be reduced to approximately 4% of ViSalus, which would significantly decrease our sales, earnings and cash flows.

If we lose the services of key employees, then our business, financial condition and results of operations would be harmed.

We depend on the continued services of Robert B. Goergen, our Chairman and Chief Executive Officer; Robert B. Goergen, Jr., our President and Chief Operating Officer and President PartyLite Worldwide; and Robert H. Barghaus, our Chief Financial Officer, as well as the continued services of Ryan Blair, the Chief Executive Officer and co-founder of ViSalus, and Blake Mallen, the Chief Marketing Officer and co-founder of ViSalus. In addition, ViSalus and PartyLite depend upon the continued services of the other members of their current senior management teams, including the relationships that they have developed with ViSalus's and PartyLite's senior independent promoters and consultants. The loss or departure of these key employees could negatively impact ViSalus's and PartyLite's relationship with their senior independent promoters and consultants and harm our business, financial condition and results of operations. If any of these key employees does not remain with us, our business could suffer. The loss of such key employees could negatively impact our ability to implement our business strategy. Our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. Replacing key employees may be difficult and may require an extended period of time because of the limited number of individuals in our industry with the necessary breadth of skills and experience.

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

We depend on international sales for a substantial amount of our total revenue. For the first quarter of 2013, revenue from outside the United States represented 38% of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•	the acceptability of our products, sales models and compensation programs to international consumers;

•	the interest in ViSalus's and PartyLite's business, products and compensation programs to prospective overseas promoters and consultants;

•	United States and foreign government trade restrictions, including those which may impose restrictions on imports to or from the United States;

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

Our products are subject to challenge under California Proposition 65, and our failure to comply with Proposition 65 could harm our business, financial condition and results of operations.

California's Safe Drinking Water and Toxic Enforcement Act of 1986, also known as Proposition 65, prohibits the discharge or release of chemicals known to California to cause cancer or reproductive toxicity, without first giving clear and reasonable warning. Among other things, the statute covers all consumer goods (including foods and consumer products) sold in California. Proposition 65 allows private enforcement actions. Reports indicate that hundreds of such actions have been commenced annually over the past few years against many companies in the consumer products and nutritional supplement businesses (challenging, among other things, the lead content of certain ingredients and in certain consumer products) alleging that their products are contaminated with heavy metals or other compounds that would trigger the warning requirements of the act. While we take appropriate steps to ensure that our products are in compliance with the act, given the nature of this statute and the extremely low tolerance limits it establishes, there is a risk that we or our manufacturers could be found liable for the presence of minuscule amounts of a prohibited chemical in our products. We have, from time to time, been the subject of Proposition 65 enforcement actions and may become the target of similar actions in the future. While the amounts we have paid to settle such actions have not had a material impact on our operations, there can be no assurance that any future settlements would not be significant.

ViSalus's products are subject to regulation by the FDA and other federal and state authorities as foods, and in many instances, the subset of foods referred to as “dietary supplements.” Any failure to comply with such regulations, or any determinations by the FDA that any of ViSalus's products do not meet adequate safety standards or that its labeling or marketing claims violate applicable requirements, could prevent ViSalus from marketing some of its products or subject it to administrative, civil or criminal penalties.

ViSalus's products are subject to regulation by the FDA and other federal and state authorities as foods, and in many instances, the subset of foods referred to as “dietary supplements.” The FDA regulates, among other things, the composition, safety, labeling and marketing of conventional foods and dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). While ViSalus's products as they are currently marketed are not required to obtain pre-market approval from the FDA, ViSalus must submit a new dietary ingredient notification to the FDA at least 75 days before the initial marketing of any dietary supplement that contains a new dietary ingredient. The FDA may find unacceptable the evidence of safety for any new dietary supplement ViSalus wishes to market, may determine that a particular dietary supplement or ingredient that ViSalus currently markets presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional support that ViSalus uses to support the marketing of a food or dietary supplement conflicts with FDA regulations regarding labeling claims. Any of these actions could prevent ViSalus from marketing particular products or subject it to administrative, civil or criminal penalties. The FDA could also require ViSalus to remove a particular product from the market based on safety issues or a failure to comply with applicable legal and regulatory requirements. Any future recall or removal would result in additional costs to ViSalus, including lost revenues from any additional products that it removes from the market, any of which could be material. Any product recalls or removals could also lead to liability, including consumer class action lawsuits, substantial costs and reduced growth prospects.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require unanticipated company expenditures to address the reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record keeping requirements, increased documentation of the properties of some products, additional or different labeling standards, additional scientific substantiation, adverse event reporting or other new requirements. For example, in 2006, Congress enacted legislation to impose adverse event reporting and record keeping requirements for dietary supplements, and in 2007, the FDA issued a final rule on current Good Manufacturing Practices, creating new requirements for manufacturing, packaging and storing dietary ingredients and dietary supplements. In the same year, the “Reportable Food Registry,” which we refer to as the “RFR,” was established by the Food and Drug Administration Amendments Act of 2007, which requires food companies and other “responsible parties” to file a report through the RFR electronic portal when there is a reasonable probability that the use of, or exposure to, an article of food will cause serious adverse health consequences or death to humans or animals. Recently, in 2011, the FDA issued a draft guidance document expanding the FDA's previous interpretation of the regulatory requirements surrounding new dietary ingredient notifications and related issues, and Congress enacted new food safety legislation that has increased the FDA's authority over food facilities. ViSalus may not be able to comply with the new requirements or other future legislation, rules or guidance documents without incurring additional expenses, which could be significant.

Return to Top

Although we intend that ViSalus's products be promoted in compliance with all applicable regulatory requirements, we cannot ensure that aspects of ViSalus's operations will not be reviewed and challenged by regulatory authorities and if challenged, that ViSalus would prevail. Furthermore, we cannot ensure that new laws or regulations, or industry standards and guidelines, governing weight management, nutritional supplements or energy drinks will not be enacted in the future, which will result in lost sales.

The FTC, state attorneys general, Canadian provincial and federal authorities, state consumer protection agencies in the United States and foreign bodies regulate fitness, weight loss and nutritional product-advertising claims and require that claims be supported by competent and reliable scientific evidence, where appropriate. The FTC and state attorneys general actively investigate and enforce claims made in weight management and nutritional supplement product advertisements, including for making claims that are too good to be true. ViSalus's marketing materials occasionally include consumer testimonials reporting or depicting specific results achieved by using the product or service generally. Published FTC guidelines state that such claims will be interpreted to mean that the endorser's experience is what others typically can expect to achieve. The FTC requires that advertisers possess adequate proof to back up that claim before making it, or clearly and conspicuously disclose the generally expected performance in the depicted circumstances. The FTC also requires that any material connections between an endorser must be clearly and conspicuously disclosed to consumers at the time of the endorsement.

Although we intend that ViSalus's products be promoted in compliance with these and all applicable regulatory requirements in the markets in which it operates, and specifically intend to avoid making any express weight loss claims in marketing and other promotional material provided to ViSalus's independent promoters, we cannot ensure that aspects of ViSalus's operations will not be reviewed and challenged by regulatory authorities and if challenged, that ViSalus would prevail. Furthermore, we cannot ensure that new laws or regulations, or industry standards and guidelines, governing weight management, nutritional supplements, or energy drinks will not be enacted in the future in any of the markets in which ViSalus does business, resulting in lost sales.

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

Although the physical labeling of ViSalus's products is not within the control of its promoters, ViSalus's promoters must nevertheless advertise the products in compliance with the extensive regulations governing the promotion and labeling of products intended for human consumption. ViSalus's products are sold principally as conventional foods and dietary supplements and are subject to rigorous FDA and related legal regimens limiting the types of health-benefit claims that can be made for their products. Claims that a product can treat, prevent or cure a disease, which we refer to as “therapeutic claims,” for example, are not permitted for these products. While ViSalus trains its promoters and attempts to monitor their marketing materials, we cannot ensure that all such materials comply with bans on therapeutic claims. If ViSalus or its promoters fail to comply with these restrictions, then ViSalus and its promoters could be subjected to claims, financial penalties and relabeling requirements, which could harm our business, financial condition and results of operations. Similarly, the FTC prohibits promoters and endorsers from making any claims for products that are not substantiated with competent and reliable evidence. Although we expect that ViSalus's responsibility for the actions of its promoters in such an instance would be dependent on a determination that ViSalus either controlled or condoned a noncompliant advertising practice, there can be no assurance that ViSalus could not be held responsible for the actions of its promoters.

ViSalus and PartyLite outsource some of their event planning to third parties, which exposes them to the risk that those event planners will not produce events that meet ViSalus's and PartyLite's standards, as well as the standards of their current and prospective promoters, consultants and customers.

ViSalus and PartyLite hold periodic and annual events where they, among other things, provide training to their promoters and consultants, introduce new products and changes to their compensation plans, recognize the achievements of their promoters, consultants and customers, and otherwise introduce their business to prospective promoters, consultants and customers. ViSalus and PartyLite currently outsource some of the planning for these events to third parties. Accordingly, ViSalus and PartyLite have less control over their events than if they were planned and operated exclusively by their employees. If these event planners do not produce ViSalus's annual Vitality, semi-annual National Success Training and other events and

Return to Top

PartyLite's annual events at the expected levels of quality, ViSalus and PartyLite may fail to meet the expectations of their current and prospective promoters, consultants and customers.

There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us, successfully integrate acquired operations or that companies we acquire will perform as anticipated.

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we increased our ownership in ViSalus, but did not complete any other acquisitions. There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us or be able to finance acquisitions. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. We will not be required to submit acquisitions for stockholder approval, except in certain situations that have not applied to any of our acquisitions and that we do not expect to apply to any future acquisitions. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses.

The covenants in the indenture that will govern our 6.00% Senior Notes due 2017 may limit our operating and financial flexibility.

On May 7, 2013, we entered into an agreement for the private sale of $50.0 million aggregate principal amount of 6.00% Senior Notes due 2017. We anticipate that the closing of the offering will take place on or about May 10, 2013, subject to customary closing conditions, but there can be no assurance as to whether or when we will consummate this offering. If we do not complete this offering, we will be required to seek and obtain additional financing, which may not be available to us on acceptable terms or at all. The new 6.00% Senior Notes will be issued pursuant to an indenture that will limit our and our subsidiaries ability to take certain actions, as more fully described in “Item 5 - Other Information.”

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

If our businesses fail to protect their intellectual property, then our ability to compete could be negatively affected.

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

We cannot assure you that any of our patent applications will be approved. Even if granted, the patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe on our patents or that we will have adequate resources to enforce our patents. Many patent applications in the United States are maintained in secrecy for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of formulas or products covered by any patent application we may make or that we will be the first to file patent applications on such formulas or products. Because some patent applications are maintained in secrecy for a period of time, there is also a risk that we could

Return to Top

adopt a formula without knowledge of a pending patent application, which would infringe a third party patent once that patent is issued.
We also rely on unpatented proprietary information related to some of our formulas and products. It is possible that others will independently develop the same or similar technology or otherwise obtain access to these unpatented formulas or products. In Canada, the medicinal ingredients in ViSalus's products must be disclosed by quantity. We also possess trade secret rights in our promoter/consultant and customer lists and related contact information. To protect our trade secrets and other proprietary information, we require most of our employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot ensure that these agreements will provide meaningful protection for any of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary and/or secret nature of our formulas and products, we could be materially adversely affected. Further, loss of protection for our promoter, consultant and customer lists could harm our ability to recruit and retain promoters, consultants or customers, which could harm our financial condition and results of operations.
The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. We own most of the material trademarks and trade-name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. We rely on these trademarks, trade names, trade dress and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We may not be successful in asserting trademark or trade-name protection against third parties or otherwise successfully defending against a challenge to our trademarks or trade names. In addition, the laws of Canada and elsewhere may not protect our intellectual property rights to the same extent as the laws of the United States. In the event that our trademarks or trade names are successfully challenged, we could be forced to rebrand our products, remove products from the market or pay a settlement, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands and building goodwill in these new brands, trademarks and trade names. ViSalus has agreed not to use “ViSalus” as a trademark, name or product name outside of North America. Further, we cannot ensure that competitors will not infringe our trademarks, pass off themselves or their goods and services as being ours or associated with ours or otherwise depreciate the value of the goodwill associated with our trademarks and trade names or that we will have adequate resources to enforce our trademarks. Infringement of our trademarks or trade names, passing off by a competitor or depreciating the goodwill associated with our trademarks could impair the goodwill associated with our brands and harm our reputation, which could materially harm our financial condition and results of operations.
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

Our businesses are increasingly dependent on information-technology systems to operate their websites, communicate with their independent promoters and consultants, calculate compensation due to their promoters and consultants, process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations, including information technology that they license from third parties. There is no guarantee that our businesses will continue to have access to these third-party information-technology systems after the current license agreements expire, and if they do not obtain licenses to use effective replacement information-technology systems, our business, financial condition and results of operations could be adversely affected.

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

Return to Top

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

The circumvention of our security measures could allow data loss or misappropriation of confidential or proprietary information, including that of third parties such as promoters, consultants and customers, cause interruption in our operations, damage our computers or otherwise harm our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in disclosure to third parties. If this should occur we could incur significant expenses addressing such problems. Since we collect and store customer, promoter, consultant and vendor information, including in some cases credit card information, these risks are heightened.

User growth and engagement on mobile devices depend upon effective operation of mobile operating systems, networks and standards that we do not control.

ViSalus relies on its Vi-Net Mobile application suite, which allows promoters and customers to access their Vi- Net accounts and place orders for customers on their smartphones. There is no guarantee that the Vi-Net Mobile application suite will continue to be interoperable with popular mobile operating systems that ViSalus does not control, such as Android, Blackberry and iOS, and any changes in such systems that degrade ViSalus's products' functionality or give preferential treatment to competitive products could adversely affect Vi-Net Mobile application suite usage. Additionally, in order to deliver high-quality mobile products, it is important that ViSalus's products work well with a range of mobile technologies, systems, networks and standards that ViSalus does not control. ViSalus may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. If it is more difficult for ViSalus's users to access and use the Vi-Net Mobile application suite on their mobile devices, or if ViSalus's users choose not to access or use the Vi-Net Mobile application suite on their mobile devices or use mobile products that do not offer access to the Vi-Net Mobile application suite, ViSalus's customer and independent promoter growth and retention could be harmed.

Our business is susceptible to fraud, including credit card and debit card fraud.

Our customers, promoters and consultants typically pay for their orders with debit or credit cards. We have been the victim of credit card fraud, and our reputation, business and results of operations could be negatively impacted if we experience credit card and debit card fraud. Failure to adequately detect and avoid fraudulent credit card and debit card transactions could cause our businesses to lose their ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, credit card and debit card fraud may lessen customers', promoters' and consultants' willingness to purchase products. For this reason, such failure could have a material adverse effect on our business, financial condition and results of operations.

Our storage of user and employee data subject us to a number of federal and state laws and regulations governing the collection, storage, handling or sharing of personal data.

We collect, handle, store and disclose personal data collected from users of our websites and mobile applications, as well as our employees, promoters and consultants, and potential and actual purchasers of our products. In this regard, we are subject to a number of U.S. federal and state, and potentially foreign, laws and regulations. The FTC, state attorneys general and foreign data protection and consumer protection authorities actively investigate and enforce compliance with laws and regulations governing fair information practices, as they are evolving in practice and being tested in courts. These laws, including the FTC Act, could be interpreted in ways that could harm our business, particularly if we are deemed to engage in unfair or deceptive trade practices with regard to our collection, storage, handling or sharing of personal data. Risks attendant upon our conduct of business on the Internet and data collection practices may involve user or employee privacy, data protection, electronic contracts, consumer protection, taxation and online payment services. The adoption of new laws and regulations or changes in the interpretations of existing laws and regulations regarding the storage, handling, collection and sharing of personal data may

Return to Top

result in significant compliance costs or otherwise negatively impact our business. Our promoters and consultants also collect, store, handle and process personal data. A violation of law or fair information practices by a promoter or consultant could cause us financial or reputational harm.

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
Since our periodic results of operations may fluctuate, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our periodic results of operations have fluctuated in the past and are likely to fluctuate significantly in the future. Our periodic results of operations may fluctuate as a result of many factors, including those listed below, many of which are outside of our control:

•	demand for and market acceptance of our products;

•	our ability to recruit, retain and motivate promoters, consultants and customers;

•	the timing and success of introductions of new products by us or our competitors;

•	the strength of the economy;

•	changes in our pricing policies or those of our competitors;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	the impact of seasonality on our business;

•	the international expansion of our operations; and

•	the timing of our events, including ViSalus's annual Vitality event and PartyLite's national conferences.

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

Return to Top

Miles Kimball allows some of its customers to purchase products and pay for them with monthly payments over time, which impacts Miles Kimball's working capital requirements and cash flow from operations. Although customers are selected and dollar limits on their purchases under the program are set using parameters that seek to ensure that most customers will be able to make the monthly payments under the program, some customers default on their obligations under the program and there is a risk that defaults may occur in larger than anticipated amounts. In addition the program may become subject to regulatory regimes including, but not limited to, regulations that might be issued by the Consumer Financial Protection Bureau. The operation of the credit program and the application of such regulatory regimes or changes to them, if either occurs, may affect Miles Kimball's sales and/or financial performance.

We do not collect sales or consumption taxes in some states.

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. On May 6, 2013, the U.S. Senate passed legislation that would require Internet retailers to collect sales taxes for state and local governments. The legislation would allow states to force online retailers with more than $1.0 million in annual out-of-state sales to collect sales taxes from all customers and remit those taxes back to state and local governments. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on us. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

Our stock price may be affected by speculative trading, including by those shorting our stock.

As of April 15, 2013, the New York Stock Exchange (NYSE) reported a short interest of approximately 64.4% of our public float, which was the most heavily shorted stock as a percentage of public float on the NYSE. As of March 15, 2013, we were the most heavily shorted stock as a percentage of public float in the S&P 1500. It is possible that the NYSE short interest reporting system does not fully capture the total short interest and that it could be larger. Due to our limited public float, we are vulnerable to investors taking a “short position” in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. Short sellers expect to make a profit if our common stock declines in value, and their actions and their public statements may cause volatility in our stock price. The existence of such a significant short interest position may lead to continued volatility. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

Our stock price has been volatile, has a small public float and is subject to various market conditions.

The trading price of our common stock has been subject to wide fluctuations. Due to the large ownership of our common stock by Robert B. Goergen and his affiliates, we have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors' interest in our common stock will provide an active and liquid trading market.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts may publish about us. We are not currently followed by securities or industry analysts, and there can be no assurance that any analysts will begin to follow us. In the event that securities or industry analysts begin to cover us, we will not have any control over them or the reports that they may issue. If our financial performance fails to meet analyst estimates in the future or one or more of the analysts who cover us at such time downgrade our shares or change their opinion of our shares, our share price would likely decline. Since we are not currently followed by analysts, we do not have significant visibility in the financial markets, which could cause our share price or trading volume to decline. If analysts begin to cover us and one or more of such analysts cease coverage of our company or fail to regularly publish reports on us, our share price or trading volume may decline. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the market may have reduced confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will continue to perform the documentation and

Return to Top

evaluations needed to comply with Section 404. If during this process our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which may cause market participants to have reduced confidence in our reported financial condition.

Return to Top

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended March 31, 2013.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	—	—	—	1,600,160
February 1, 2013 - February 28, 2013	—	—	—	1,600,160
March 1, 2013 - March 31, 2013	594,582	$16.75	594,582	1,005,578
Total	594,582	$16.75	594,582	1,005,578
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of March 31, 2013, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

Item 3.  Defaults upon Senior Securities.

None.

Return to Top

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other information

Exchange and Purchase Agreement
On May 7, 2013, we entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) for the private sale of $50.0 million aggregate principal amount of 6.00% Senior Notes due 2017 (“New Notes”). We anticipate that the closing of the offering will take place on or about May 10, 2013, subject to customary closing conditions, but there can be no assurance as to whether or when we will consummate this offering.
The New Notes will not be and have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.
Indenture and New Notes
In connection with the anticipated issuance of the New Notes, we expect to enter into an indenture dated on or about May 10, 2013 (the “Indenture”) with U.S. Bank National Association, as trustee.
The New Notes, if issued, will be senior unsecured debt and will rank equally in right of payment with our other existing and future senior debt and senior in right of payment to all of our existing and future subordinated debt. The New Notes will be effectively subordinated to our existing and future secured debt permitted by the Indenture to the extent of the value of the assets securing such debt.
The New Notes, if issued, will mature on June 30, 2017. Interest on the New Notes will accrue at a rate of 6.00% per year and will be payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2013.

We will be permitted to redeem the New Notes in whole or in part at any time on or after May 15, 2015, at our option at the following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest to the date of purchase:

Year of Redemption	Redemption Price
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%
In addition, at any time prior to May 15, 2015, we will be permitted to redeem up to 35% of the New Notes with the net cash proceeds of certain equity offerings specified in the Indenture at a redemption price of 106% of the principal amount being redeemed, together with accrued and unpaid interest, but only if at least 65% of the original aggregate principal amount of the New Notes would remain outstanding following such redemption.
In addition, at any time prior to May 15, 2015, we will be permitted to redeem the New Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a "make-whole" premium to be set forth in the Indenture.

The Indenture will provide that, upon the occurrence of a change of control (to be defined in the Indenture), each holder of the New Notes may require us to purchase such holder's New Notes in whole or in part at a purchase price in cash in an amount equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase, in accordance with procedures to be set forth in the Indenture.
Upon the occurrence of certain sales of our assets (and certain sales of the stock of ViSalus, Inc. in an initial public offering), we may be required to offer to repurchase the New Notes with a portion of the proceeds of such sales at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase, in accordance with the procedures to be set forth in the Indenture.
Other Covenants. The Indenture will contain affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and restricted payments, engage in acquisitions, enter into transactions

Return to Top

with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions to be set forth in the Indenture.
Events of Default. The Indenture will provide for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding New Notes will be permitted to declare the principal of, premium, if any, and accrued but unpaid interest on all the New Notes to be due and payable.
As of the date of its execution, the Indenture will not, and will not required to be, qualified under the Trust Indenture Act of 1939.

Item 6.    Exhibits

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

BLYTH, INC.

Date:	May 8, 2013	By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	May 8, 2013	By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer