Form 10-Q
period 2013-06-30
BLYTH INC
filed 2013-08-02
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
           (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
16,012,531 Common Shares as of July 31, 2013

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

•
the covenants in the indenture that governs our 6.00% Senior Notes due 2017 limit our operating and financial flexibility, including, among other things, our ability to pay dividends and repurchase our common stock;

•	awards made pursuant to ViSalus's Omnibus Incentive Plan;

•	increased borrowing costs and reduced access to capital;

•	our ability to protect our intellectual property;

•	interruptions in our information-technology systems;

•	our storage of user and employee data;

•	information security or data breaches;

•	our ability to successfully adapt to and integrate mobile devices;

•	credit card and debit card fraud;

•	changes in our effective tax rate;

•	fluctuations in our periodic results of operations;

•	increased mailing and shipping costs;

•	increased risk and write-offs associated with the Miles Kimball credit program;

•	speculative trading and volatility in our stock price;

•	the failure of securities or industry analysts to publish research or reports about our business, or the publication of negative reports about our business; and

•	our compliance with the Sarbanes-Oxley Act of 2002.

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

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	June 30, 2013	December 31, 2012
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,643	$129,056
Short-term investments	16,317	32,073
Accounts receivable, less allowance for doubtful receivables of $2,751 and $1,274, respectively	9,965	9,187
Inventories	83,223	90,952
Prepaid assets	21,808	18,309
Deferred income taxes	7,866	14,305
Other current assets	8,398	27,722
Total current assets	304,220	321,604
Property, plant and equipment, at cost:
Less accumulated depreciation of $147,665 and $145,082, respectively	96,420	93,108
Other assets:
Investments	2,002	2,141
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $14,880 and $14,573, respectively	9,114	9,393
Other assets	14,510	6,379
Total other assets	27,924	20,211
Total assets	$428,564	$434,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$72,602	$72,532
Accounts payable	26,436	32,519
Accrued expenses	62,968	95,284
Income taxes payable	1,751	959
Other current liabilities	2,776	8,132
Total current liabilities	166,533	209,426
Deferred income taxes	—	1,951
Long-term debt, less current maturities	55,380	5,658
Other liabilities	13,633	12,537
Commitments and contingencies	—	—
ViSalus redeemable preferred stock	146,540	146,547
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,569,873 shares and 26,505,210 shares, respectively	532	530
Additional contributed capital	168,212	167,080
Retained earnings	316,086	318,299
Accumulated other comprehensive income	13,348	14,401
Treasury stock, at cost, 10,557,342 shares and 9,944,239 shares, respectively	(452,040)	(441,774)
Total stockholders' equity	46,138	58,536
Noncontrolling interest	340	268
Total equity	46,478	58,804
Total liabilities and equity	$428,564	$434,923
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (Loss)
(Unaudited)
	Three months ended		Six months ended
(In thousands, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales	$211,731	$309,468	$444,825	$579,681
Cost of goods sold	76,524	102,130	156,541	191,164
Gross profit	135,207	207,338	288,284	388,517
Selling	92,492	136,596	195,605	257,465
Administrative and other expense	41,565	52,942	85,551	94,053
Total operating expense	134,057	189,538	281,156	351,518
Operating profit	1,150	17,800	7,128	36,999
Other expense (income):
Interest expense	1,648	1,463	2,782	2,905
Interest income	(142)	(433)	(417)	(877)
Foreign exchange and other, net	278	(794)	(274)	(1,397)
Total other expense	1,784	236	2,091	631
Earnings (loss) from continuing operations before income taxes and noncontrolling interest	(634)	17,564	5,037	36,368
Income tax expense	21	6,783	2,239	14,674
Earnings (loss) from continuing operations	(655)	10,781	2,798	21,694
Earnings from discontinued operations, net of income tax expense of $415 and $566, respectively	—	772	—	1,052
Net earnings (loss)	(655)	11,553	2,798	22,746
Less: Net earnings attributable to noncontrolling interests	703	3,526	1,560	7,240
Net earnings (loss) attributable to Blyth, Inc.	(1,358)	8,027	1,238	15,506
Less: Dividends paid to noncontrolling interest holders in excess of income earned by noncontrolling interest holders	(1,834)	—	(1,834)	—
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(3,192)	$8,027	$(596)	$15,506
Basic earnings per share:
Net earnings (loss) from continuing operations	$(0.20)	$0.42	$(0.04)	$0.84
Net earnings from discontinued operations	—	0.04	—	0.06
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.20)	$0.46	$(0.04)	$0.90
Weighted average number of shares outstanding	16,056	17,288	16,321	17,209
Diluted earnings per share:
Net earnings (loss) from continuing operations	$(0.20)	$0.42	$(0.04)	$0.84
Net earnings from discontinued operations	—	0.04	—	0.06
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.20)	$0.46	$(0.04)	$0.90
Weighted average number of shares outstanding	16,092	17,348	16,358	17,298
Cash dividend declared per share	$—	$—	$0.10	$0.08

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Six months ended
(In thousands)	June 30, 2013	June 30, 2012
Net earnings	$2,798	$22,746
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,212)	3,783
Net unrealized gain (loss) on certain investments	(205)	153
Net unrealized gain (loss) on cash flow hedging instruments	274	(237)
Less: Reclassification adjustments for (gain) loss included in net income	90	(477)
Other comprehensive income (loss)	(1,053)	3,222
Total comprehensive income, net of tax	1,745	25,968
Less: comprehensive income attributable to noncontrolling interests	(1,560)	(7,240)
Comprehensive income attributable to Blyth, Inc.	$185	$18,728
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest	Redeemable Preferred Stock
For the six months ended June 30, 2012:
Balance at January 1, 2012	$514	$147,790	$420,349	$11,862	$(426,717)	$168	$153,966	$87,373	$—
Net earnings for the period			15,506			139	15,645	7,101
Distribution to noncontrolling interest						(90)	(90)
Other comprehensive income				3,222			3,222
Stock-based compensation	2	3,771					3,773
Purchase of additional ViSalus interest	14	14,614					14,628	(38,421)
Accretion of redeemable noncontrolling interest			(71,043)				(71,043)	71,043
Dividends declared ($0.08 per share)			(1,291)				(1,291)
Treasury stock purchases (1)					(1,448)		(1,448)
Balance at June 30, 2012	$530	$166,175	$363,521	$15,084	$(428,165)	$217	$117,362	$127,096	$—

For the six months ended June 30, 2013:
Balance at January 1, 2013	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804	$—	$146,547
Net earnings for the period			1,238			162	1,400		1,398
Distribution to noncontrolling interest						(90)	(90)		(3,239)
Adjustment for dividends paid to noncontrolling interest holders in excess of income earned by noncontrolling interest holders			(1,834)				(1,834)		1,834
Other comprehensive loss				(1,053)			(1,053)
Stock-based compensation	2	1,132					1,134
Dividends declared ($0.10 per share)			(1,617)				(1,617)
Treasury stock purchases (1)					(10,266)		(10,266)
Balance at June 30, 2013	$532	$168,212	$316,086	$13,348	$(452,040)	$340	$46,478	$—	$146,540

(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
(In thousands)	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net earnings attributable to Blyth, Inc.	$1,238	$15,506
Net earnings attributable to noncontrolling interests	1,560	7,240
Earnings from discontinued operations, net of tax	—	(1,052)
Earnings from continuing operations	2,798	21,694
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,537	5,157
(Gain) loss on sale of assets	65	(754)
Stock-based compensation expense of Blyth, Inc.	1,134	3,773
Deferred income taxes	(1,617)	(9,832)
Changes in operating assets and liabilities:
Accounts receivable	(892)	882
Inventories	7,035	(24,721)
Prepaid and other	5,975	(3,169)
Other long-term assets	(1,127)	(1,740)
Accounts payable	(6,140)	(5,700)
Accrued expenses	(6,522)	48,293
Income taxes payable	896	(3,679)
Other liabilities and other	(3,744)	(23,030)
Net cash provided by operating activities of continuing operations	4,398	7,174
Net cash provided by operating activities of discontinued operations	—	1,406
Net cash provided by operating activities	4,398	8,580
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(9,758)	(8,960)
Proceeds from collection of note receivable	10,000	—
Purchases of short-term investments	(12,793)	(35,274)
Proceeds from sale of short-term investments	28,172	30,862
Proceeds from sale of long-term investments	105	2,762
Net cash provided by (used in) investing activities	15,726	(10,610)
Cash flows from financing activities:
Purchases of treasury stock	(9,961)	—
Borrowings on long-term debt	50,000	—
Repayments on long-term debt	(307)	(784)
Purchases of additional ViSalus interest	(25,341)	(28,688)
Payments on capital lease obligations	(83)	(49)
Dividends paid	(1,617)	(1,291)
Distributions to noncontrolling interest	(3,329)	(90)
Net cash provided by (used in) financing activities	9,362	(30,902)
Effect of exchange rate changes on cash	(1,899)	(985)
Net decrease in cash and cash equivalents	27,587	(33,917)
Cash and cash equivalents at beginning of period	129,056	200,571
Cash and cash equivalents at end of period	$156,643	$166,654
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Stock issued for ViSalus acquisition	$—	$14,628

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on the direct to consumer market.  The Company formulates and markets weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. The Company’s products include meal replacement shakes, nutritional supplements, energy drink mixes, and an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts. The Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Health & Wellness segment (ViSalus), the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Miles Kimball).

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's subsidiaries within the Catalog & Internet segment operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of June 30, 2013 and the consolidated results of its operations and cash flows for the three and six month periods ended June 30, 2013 and 2012. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2012, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recently Issued Accounting Guidance

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company will adopt the standard effective October 1, 2014. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

	Six months ended
(In thousands)	June 30, 2013			June 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$(288)	$(924)	$(1,212)	$5,164	$(1,381)	$3,783
Net unrealized gain (loss) on certain investments	(315)	110	(205)	187	(34)	153
Net unrealized gain (loss) on cash flow hedging instruments	422	(148)	274	(352)	115	(237)
Less: Reclassification adjustments for (gain) loss included in net income	139	(49)	90	(733)	256	(477)
Other comprehensive income (loss)	$(42)	$(1,011)	$(1,053)	$4,266	$(1,044)	$3,222

The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended June 30, 2013 is as follows:

(In thousands)	Six months ended
	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized gain (loss) on cash flow hedging instruments	Net Investment Hedge gain (loss)	Total
Beginning balance at January 1, 2013	$10,390	$191	$(85)	$3,905	$14,401
Other comprehensive income before reclassifications	(983)	(205)	274	(229)	(1,143)
Amounts reclassified from accumulated other comprehensive income (1) (2)	—	(42)	(48)	—	(90)
Net current period other comprehensive income	(983)	(163)	322	(229)	(1,053)
Ending balance at June 30, 2013	$9,407	$28	$237	$3,676	$13,348
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

Return to Top

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

As of June 30, 2013, $146.5 million of Preferred Stock was recorded outside of permanent equity as required by ASC 480. The Company determined the fair value of the Preferred Stock in December 2012 based on an allocation of ViSalus's total enterprise value to its Preferred and common stock components utilizing an option pricing model. The option pricing model considered the characteristics of the ViSalus Preferred and common stock, interest rates, expected term and estimated volatility. The enterprise value was determined using a combination of a discounted cash flow methodology and a publicly traded company market multiple methodology. The discounted cash flow methodology used an estimated weighted average cost of capital to discount the estimated future cash flows of ViSalus to its present value. The publicly traded company methodology used various market multiples with consideration for comparable operating revenues and earnings. The initial recording to fair value in December 2012 recorded as a charge to retained earnings since no proceeds were received at the time of issuance. The difference in recorded value at June 30, 2013 and its previously recorded fair value at December 31, 2012 represents an accretion adjustment to be recorded on a prorated basis through December 2017 to arrive at the fully accrued value upon maturity.

The acquisition of ViSalus involves related parties, as discussed in Note 12 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus include its three founders (each of whom currently own approximately 4.6% for a total of 13.7%) (“the founders”), Robert B. Goergen (the Company's Chairman of the Board and Chief Executive Officer, who owns 1.7%), Robert B. Goergen, Jr. (the Company's President and Chief Operating Officer, who owns 0.1%), Todd A. Goergen (ViSalus's Chief Strategy Officer, who owns 0.6%), and a small group of employees and others who collectively own approximately 3.0% of ViSalus. The Company's initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), ($3.0 million) and each of the three founders ($2.5 million each). The Company's second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  The Company's third investment in ViSalus of $28.7 million in cash and the issuance of 681,324 unregistered shares of common stock was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 681,324 unregistered shares) and others ($7.6 million in cash, in the aggregate). The Company's fourth investment of $60.5 million was paid to Robert B. Goergen ($5.1 million), Robert B. Goergen, Jr. ($0.2 million), Todd A. Goergen ($1.7 million), each of the three founders ($13.3 million each) and others ($13.6 million in the aggregate). Mr. Goergen, Blyth's chairman and chief executive officer, beneficially owns approximately 35.9% of Blyth's outstanding common stock, and together with members of his family, owns substantially all of RAM.

Note 3. Discontinued Operations

Return to Top

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash and recorded a gain of $5.5 million, net of tax expenses. For the three and six months ended June 30, 2012 revenues were $15.4 million and $28.3 million, and income before income taxes were $1.2 million and $1.6 million, respectively.

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the former Wholesale segment for $36.9 million and incurred a loss of $2.5 million, net of tax benefits. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million, included within Other current assets in 2012, partially secured by fixed assets sold at the time of the transaction. On February 4, 2013, the Company and the borrower executed a settlement and release agreement and the borrower paid $10.0 million to the Company as a final settlement of the promissory note. As a result of this settlement, the Company recorded a $1.9 million impairment on the promissory note and recorded other adjustments of $0.3 million, for a net write-down of $1.6 million recorded in Foreign exchange and Other for the year ended December 31, 2012.

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the three and six months ended June 30, 2013 and 2012.

Note 4. Investments

The Company’s investments as of June 30, 2013 and December 31, 2012 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds, pre-refunded and municipal bonds, and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	June 30, 2013			December 31, 2012
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI (2)	Cost Basis(1)	Fair Value	Net unrealized gain (loss) in AOCI
Pre-refunded and municipal bonds	$8,622	$8,485	$(137)	$15,047	$14,877	$(170)
Short-term bond mutual funds	8,004	7,832	(172)	17,014	17,196	182
Certificates of deposit	1,640	1,640	—	1,779	1,779	—
Other investment	362	362	—	362	362	—
Total investments	$18,628	$18,319	$(309)	$34,202	$34,214	$12
(1) The cost basis represents the actual amount paid or the basis assumed following a permanent impairment of that asset.
(2) The Company believes theses short-term losses are temporary in nature therefore no permanent impairment is required.

As of June 30, 2013 and December 31, 2012, the Company held $8.5 million and $14.9 million of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are valued based on quoted prices of similar instruments in inactive markets; interest earned on these investments is realized in Interest income in the Consolidated Statements of Earnings (Loss). As of June 30, 2013 and December 31, 2012, the Company recorded unrealized losses, net of tax of $0.1 million in AOCI, respectively and has outstanding contractual maturities through June 1, 2014.

As of June 30, 2013 and December 31, 2012, the Company held $7.8 million and $17.2 million of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and losses on these investments that are considered temporary are recorded in AOCI.   These securities are valued based on quoted prices in active markets. As of June 30, 2013 and December 31, 2012, the Company recorded unrealized losses, net of tax of $0.1 million, and unrealized gains, net of tax of $0.1 million for each reporting period, respectively.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.6 million and $1.8 million as of June 30, 2013 and December 31, 2012, respectively. These investments are recorded at fair value which approximates cost and interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

Return to Top

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. As of June 30, 2013 and December 31, 2012, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 12.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of June 30, 2013 and December 31, 2012, the fair value of these securities was $0.9 million and $0.8 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss) for the three and six months ended June 30, 2013 and 2012. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings (Loss) are calculated using the specific identification method.

	Three months ended		Six months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net proceeds	$20,707	$19,867	$28,277	$33,259
Realized Gains (Losses)	$(95)	$393	$(57)	$733

Note 5. Inventories

The major components of Inventories are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Raw materials	$7,450	$6,656
Finished goods	75,773	84,296
Total	$83,223	$90,952

As of June 30, 2013 and December 31, 2012, the inventory valuation adjustments totaled $8.3 million and $7.3 million, respectively and have been netted against the above amounts.

Note 6. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired. As of June 30, 2013, there were no indications that a review was necessary.

As of June 30, 2013 and December 31, 2012, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

Other intangible assets include indefinite-lived trade names, trademarks, domain names and customer relationships related to the Company's acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog & Internet segment and ViSalus, which is reported in the Health & Wellness segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually upon the occurrence of a triggering event. As of June 30, 2013, there were no indications that a review was necessary.

Return to Top

Other intangible assets include the following:

	Health & Wellness Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	—	—	(14,573)	—	(14,573)
Additions	900	—	—	900	—
Other intangibles at Impairments	(3,100)	(21,534)	—	(24,634)	—
December 31, 2012	$2,000	$6,566	$827	$8,566	$827
Additions	28	—	—	28	—
Amortization	—	—	(307)	—	(307)
Other intangibles at June 30, 2013	$2,028	$6,566	$520	$8,594	$520

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.2 million for the three months ended June 30, 2013 and 2012 and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. The estimated annual amortization expense for 2013 is $0.6 million. The estimated amortization expense for the remaining two years beginning with 2014 is $0.2 million and an insignificant amount to be amortized in 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of  June 30, 2013 and December 31, 2012, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,640	$—	$1,640	$—
Pre-refunded bonds	8,485	—	8,485	—
Short-term bond mutual funds	7,832	7,832	—	—
Foreign exchange forward contracts	441	—	441	—
Deferred compensation plan assets (1)	911	911	—	—
Total	$19,309	$8,743	$10,566	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,779	$—	$1,779	$—
Pre-refunded bonds	14,877	—	14,877	—
Short-term bond mutual funds	17,196	17,196	—	—
Foreign exchange forward contracts	121	—	121	—
Deferred compensation plan assets (1)	825	825	—	—
Total	$34,798	$18,021	$16,777	$—
Financial liabilities
Foreign exchange forward contracts	$(131)	$—	$(131)	$—
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of June 30, 2013, there were no indications or circumstances indicating that an impairment might exist.

Note 8. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of June 30, 2013, there were three outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of June 30, 2013 and December 31, 2012 was $3.7 million and $3.9 million.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired

Return to Top

asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at June 30, 2013 for cash flow hedges was an insignificant amount and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through June 2014.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Prepaid Assets	Accrued Expenses	Prepaid Assets
Foreign exchange forward contracts in an asset position	$485	$—	$121
Foreign exchange forward contracts in a liability position	(44)	(131)	—
Net derivatives at fair value	$441	$(131)	$121

For the three and six months ended June 30, 2013, the Company recorded a gain of $0.4 million and an insignificant loss, respectively, compared to a gain of $0.1 million and a loss of $0.4 million in both comparable prior year periods related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity related to the Company's Cash Flow hedges for the three and six months ended June 30, are as follows:

Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2013	2012		2013		2012
				Three months ended	Six months ended	Three months ended	Six months ended
Foreign exchange forward contracts	$74	$111	Cost of goods sold	$(11)	$(94)	$148	$463

Note 9. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	June 30, 2013	December 31, 2012
Compensation and benefits	$22,055	$33,373
Deferred revenue	12,939	13,381
Promotional	8,000	6,325
Taxes, other than income	1,872	2,956
Other	18,102	39,249
Total	$62,968	$95,284

Note 10. Long-Term Debt

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013, of which $71.8 million was outstanding at June 30, 2013, at a discount of approximately $0.2 million, which is being amortized over the life of the notes. Such notes contain restrictions on liens on principal property or stock issued to collateralize debt, among other

Return to Top

provisions. As of June 30, 2013, the Company was in compliance with such provisions. Interest is payable semi-annually in arrears on May 1 and November 1. The notes may be redeemed in whole or in part at any time at a specified redemption price. The proceeds of the debt issuances were used for general corporate purposes. On July 10, 2013 these notes were settled for a total of $73.7 million which included accrued interest and a make-whole premium expense of $1.2 million. The Company will record this expense as a loss on extinguishment of the debt in the third quarter of 2013 when payment was made.

On May 10, 2013, the Company issued $50.0 million principal amount of 6.00% Senior Notes due 2017. The notes bear interest payable semi-annually in arrears on May 15 and November 15. Proceeds from this issuance, together with available funds, were used to retire the outstanding $71.8 million of 5.50% Senior Notes due November 1, 2013 on July 10, 2013. The indenture governing the 6.00% Senior Notes due 2017 contain affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture.

As of June 30, 2013 and December 31, 2012, Miles Kimball had approximately $5.8 million and $6.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis. The estimated fair value of the Company’s $128.0 million and $78.2 million total long-term debt (including current portion) at June 30, 2013 and December 31, 2012 was approximately $130.1 million and $79.8 million, respectively.  The fair value of the liability is determined using the fair value of its notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity. Due to the nature of the information used, the Company considers these to be level 2 measurements.

As of June 30, 2013, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2014.  As of June 30, 2013, no amount was outstanding under this facility.

As of June 30, 2013, the Company had $1.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit.

Note 11. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2013 was a negative 3.3% which resulted in a provision for an income tax expense of $21.0 thousand on a loss from continuing operations of $0.6 million. This compares to 38.6% for the three months ended June 30, 2012, which resulted in a tax expense of $6.8 million on a profit from continuing operations of $17.6 million. The effective tax rates for the three months ended June 30, 2013 and 2012 differ from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on certain foreign net operating losses.
The Company's effective tax rate for the six months ended June 30, 2013 was 44.5% which resulted in a provision for income taxes of an expense of $2.2 million on a profit from continuing operations of $5.0 million. This compares to 40.3% for the six months ended June 30, 2012, which resulted in a provision for income tax expense of $14.7 million on a profit from continuing operations of $36.4 million. The effective tax rates for the six months ended June 30, 2013 and 2012 differ from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on certain foreign net operating losses.
Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2013 but the amount cannot be estimated. There has been no material change in the Company's contingency reserve for the three and six months ended June 30, 2013.

Note 12. Related Party Transactions

As discussed in Note 2 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. At the time of the acquisition in October 2008, ViSalus was owned in part by RAM, which owned a significant noncontrolling interest in ViSalus. In September 2012, RAM distributed its interest in ViSalus to its members, including: Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., President and Chief Operating Officer of the Company and President, PartyLite Worldwide; and Todd A. Goergen, son of

Return to Top

Robert B. Goergen and Pamela Goergen, a director of the Company, and brother of Robert B. Goergen, Jr. Robert B. Goergen, the Company’s Chairman and Chief Executive Officer, beneficially owns approximately 35.9% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

In August 2012, Todd Goergen became the Chief Strategy Officer of ViSalus. Mr. Goergen's base salary is $500,000 and he has an annual target bonus opportunity equal to 100% of his base salary (with a maximum annual bonus opportunity equal to 200% of his base salary). In May 2013, Todd A. Goergen was issued 507,375 RSUs and 620,125 nonqualified stock options under the ViSalus Plan. Todd A. Goergen is also a member of the Board of Directors of ViSalus.

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

In April and July 2013, ViSalus paid cash dividends to its shareholders, including $1.5 million to Ryan Blair, $0.6 million to Robert B. Goergen, $0.2 million to Todd A. Goergen and $23.0 thousand to Robert B. Goergen, Jr. ViSalus has adopted a dividend policy and will declare and pay quarterly dividends out of available cash, subject to appropriate reserves. Ryan Blair will receive 4.6%, Robert B. Goergen will receive 1.8%, Todd A. Goergen (and trusts affiliated with him) will receive 0.6% and Robert B. Goergen, Jr. will receive 0.1% of the ViSalus dividend payments.

As discussed in Note 2 to the Consolidated Financial Statements, the Company owns an investment through its ViSalus acquisition which involves related parties. RAM holds an approximately 5.5% interest in the investment. In addition to this interest, RAM also has a significant influence on the management of the investee and representation on its Board of Directors.

ViSalus entered into an agreement with FragMob LLC in October 2011 that extended to December 31, 2012 and was renewable. FragMob agreed to provide ViSalus with software development and hosting services for a mobile phone application that allowed ViSalus's promoters to access their ViNet distributor account information on their smart phones. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. On September 1, 2012, ViSalus and FragMob entered into a new revised agreement which extended the term to December 31, 2014 and revised certain terms of the agreement. Fees paid to FragMob for the three and six months ended June 30, 2013 for both services were $0.5 million and $0.9 million, respectively. Fees paid to FragMob for the three and six months ended June 30, 2012 for both services were $0.6 million and $1.2 million, respectively. ViSalus also purchased approximately $1.2 million of mobile credit card swiper devices from FragMob in 2012. FragMob is owned in part by RAM and the three founders of ViSalus.

For the six months ended June 30, 2013 RAM paid the Company $85.5 thousand to sublet office space, which we believe approximates the fair market rental for the rental period.

Note 13. Stock-Based Compensation

Blyth, Inc. Amended and Restated 2003 Omnibus Incentive Plan

As of June 30, 2013, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 2,040,897 shares authorized for grant under these plans as of June 30, 2013, and there were approximately 1,706,099 shares available for grant under these plans. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active

Return to Top

employment by the employee until the vesting dates. During the three and six months ended June 30, 2013, a total of 9,000 RSUs and 55,422 RSUs were granted, respectively.

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three and six months ended June 30, 2013 and 2012 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2012	122,682	$31.06	$1,908
Granted	55,422	16.48
Vested	(72,725)	28.54
Forfeited	(1,138)	22.87
Nonvested restricted stock and RSUs at June 30, 2013	104,241	$25.16	$1,455
Total restricted stock and RSUs at June 30, 2013	162,131	$29.27	$2,263

Compensation expense related to restricted stock and RSUs for the three months ended June 30, 2013 and 2012 was approximately $0.4 million and $2.8 million, respectively. The total recognized tax benefit for the three months ended June 30, 2013 and 2012 was approximately $0.2 million and $1.1 million, respectively. Compensation expense related to restricted stock and RSUs for the six months ended June 30, 2013 and 2012 was approximately $1.1 million and $3.8 million, respectively. The total recognized tax benefit for the six months ended June 30, 2013 and 2012 was approximately $0.4 million and $1.4 million, respectively.

As of June 30, 2013, there was $1.0 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.3 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of June 30, 2013 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	29,750	$54.46	0.50	—
Options expired	(21,000)	52.90
Outstanding and exercisable at June 30, 2013	8,750	$58.21	0.47	—

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

ViSalus, Inc. 2012 Omnibus Incentive Plan

On May 14, 2013, the Board of Directors of ViSalus, Inc. adopted the ViSalus, Inc. 2012 Omnibus Incentive Plan (the “ViSalus Plan”), which allows the Board of Directors of ViSalus to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units, dividend equivalents and performance compensation awards to employees and others of ViSalus and its affiliates. The objectives of the ViSalus Plan are to attract, retain and provide incentives to employees and others to promote the long-term success of the business. In May 2013, 7,050,000 shares were authorized for grant under this plan by the Board of Directors of ViSalus and 7,020,571 restricted stock units (RSUs) and non-qualified stock options were awarded to participants, leaving 29,429 shares available for grant as of June 30, 2013.

For the six months ended June 30, 2013, 3,386,713 RSUs were issued and outstanding. Compensation expense related to RSUs for the three and six months ended June 30, 2013 was $0.6 million. The total recognized tax benefit for the three and six months ended June 30, 2013 was $0.2 million. As of June 30, 2013, there was $20.5 million of unearned compensation expense related to non-vested RSUs.  This cost is expected to be recognized over a weighted average period of 5.2 years. RSUs vest over an eight-year period beginning October 1, 2014 through October 1, 2020.

For the six months ended June 30, 2013, 3,634,038 stock options were issued and outstanding. Compensation expense related to nonqualified stock options for the three and six months ended June 30, 2013 was $0.5 million. The total recognized tax benefit for the three and six months ended June 30, 2013 was $0.2 million. As of June 30, 2013, there was $4.9 million of unearned compensation expense related to non-vested nonqualified stock options awards.  This cost is expected to be recognized over a weighted average period of 5.6 years. Nonqualified stock options vest over an eight-year period beginning October 1, 2013 through October 1, 2020.

The fair value of the RSUs and nonqualified stock options was determined using a combination of a discounted cash flow methodology and a valuation approach using similar publicly traded companies. The discounted cash flow methodology used an estimated weighted average cost of capital to discount the estimated future cash flows of ViSalus to its present value. The publicly traded company methodology used various market multiples with consideration for comparable operating revenues and earnings.

ViSalus is required to estimate the expected forfeiture rate and only recognizes expense for those shares and options expected to vest. If the actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

The ViSalus Plan permits its participants to elect to have ViSalus purchase some or all of the shares acquired under the ViSalus Plan upon the vesting of RSUs or exercise of stock options unless such purchase would materially adversely affect ViSalus or would violate, or be prohibited by, the terms of any lending arrangements of the Company or ViSalus. These put rights automatically terminate upon an initial public offering of the common stock of ViSalus. Awards subject to these “put rights” may be classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. Additional expense (or expense reduction) may be recorded in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus's future operating performance and may change significantly if ViSalus's sales forecasts and operating profits exceed or fall short of projections.

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

Return to Top

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

The components of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net earnings (loss) attributable to Blyth, Inc.	$(1,358)	$8,027	$1,238	$15,506
Less: Dividends paid to noncontrolling interest holders in excess of income earned	(1,834)	—	(1,834)	—
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(3,192)	$8,027	$(596)	$15,506
Weighted average number outstanding:
Common shares	16,002	17,213	16,269	17,133
Vested restricted stock units	54	75	52	76
Weighted average number of common shares outstanding:
Basic	16,056	17,288	16,321	17,209
Dilutive effect of non-vested restricted shares units	36	60	37	89
Diluted	16,092	17,348	16,358	17,298
Basic earnings per share attributable to common stockholders
Net earnings (loss) from continuing operations	$(0.20)	$0.42	$(0.04)	$0.84
Net earnings from discontinued operations	—	0.04	—	0.06
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.20)	$0.46	$(0.04)	$0.90
Diluted earnings per share attributable to common stockholders
Net earnings (loss) from continuing operations	$(0.20)	$0.42	$(0.04)	$0.84
Net earnings from discontinued operations	—	0.04	—	0.06
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.20)	$0.46	$(0.04)	$0.90

As of June 30, 2013 and 2012, options to purchase 8,750 and 32,250 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 16. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2012	9,204,340	$(426,717)
Treasury stock withheld in connection with long-term incentive plan	8,294	(272)
Balance at June 30, 2012	9,212,634	$(426,989)

Balance at January 1, 2013	9,944,239	$(441,774)
Treasury stock purchases	594,582	(9,961)
Treasury stock withheld in connection with long-term incentive plan	18,521	(305)
Balance at June 30, 2013	10,557,342	$(452,040)

Return to Top

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2012	25,641,484	$514
Common stock issued for the purchase of additional ViSalus interest	681,324	14
Common stock issued in connection with long-term incentive plan	33,710	—
Balance at June 30, 2012	26,356,518	$528

Balance at January 1, 2013	26,505,210	$530
Common stock issued in connection with long-term incentive plan	64,663	2
Balance at June 30, 2013	26,569,873	$532

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

Within the Health & Wellness segment, the Company operates ViSalus, which is focused on selling meal replacement shakes, nutritional supplements, nutritional cookies and energy drinks. Products in this segment are sold through networks of independent sales promoters. ViSalus brand products are sold in the United States, Canada and the United Kingdom.

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

Return to Top

Operating Segment Information

	Three months ended		Six months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Sales
Health & Wellness	$101,522	$190,355	$205,831	$327,015
Candles & Home Décor	77,800	87,949	168,756	187,707
Catalog & Internet	32,409	31,164	70,238	64,959
Total	$211,731	$309,468	$444,825	$579,681
Earnings from continuing operations before income taxes
Health & Wellness	$2,769	$18,627	$6,955	$37,265
Candles & Home Décor	(310)	1,663	3,086	3,803
Catalog & Internet	(1,309)	(2,490)	(2,913)	(4,069)
Operating profit	1,150	17,800	7,128	36,999
Unallocated Corporate	(1,784)	(236)	(2,091)	(631)
Total	$(634)	$17,564	$5,037	$36,368

Identifiable Assets	June 30, 2013	December 31, 2012
Health & Wellness	$86,646	$93,821
Candles & Home Décor	171,638	189,147
Catalog & Internet	48,937	50,661
Unallocated Corporate	121,343	101,294
Total	$428,564	$434,923

Note 18. Contingencies

As previously disclosed, the Company, certain of its officers, FVA Ventures, Inc. (“FVA”), ViSalus Holdings, LLC and ViSalus were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of the Company's common stock during the period March to November 2012.   On June 3, 2013, the Company and the other defendants moved to dismiss the then-operative amended complaint.  In lieu of responding to the motion to dismiss, plaintiff filed a second amended complaint, which is currently operative and names as defendants the Company, certain of its officers, ViSalus Holdings, LLC, ViSalus, and a ViSalus co-founder/promoter.  The second amended complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions by certain defendants, including concerning ViSalus's operations and prospects, and further alleges that certain defendants engaged in a fraudulent or deceptive “scheme.”  The Company believes that it has meritorious defenses to the claims asserted against it and it intends to defend itself vigorously. We cannot state with certainty, however, what will be the eventual outcome of the currently pending matters.

The Company also has contingent liabilities that have arisen in the ordinary course of its business, including pending litigation. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Return to Top

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We formulate and market weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. Our products include meal replacement shakes, nutritional supplements, energy drink mixes, and an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts. Our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Health & Wellness segment (ViSalus), the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Miles Kimball).

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

Results of operations - Three and six months ended June 30, 2013 versus 2012

Net Sales

Net sales for the three months ended June 30, 2013 decreased $97.8 million, or 32% to $211.7 million, from $309.5 million in the comparable prior year period due to decreases within the Health & Wellness and Candles & Home Décor segments.

Net sales for the six months ended June 30, 2013 decreased $134.9 million, or 23% to $444.8 million, from $579.7 million in the comparable prior year period due to decreases within the Health & Wellness and Candles & Home Décor segments.

Net Sales – Health & Wellness Segment

Net sales for ViSalus decreased $88.9 million, or 47%, to $101.5 million for the three months ended June 30, 2013 from $190.4 million in the comparable prior year period. This decrease was attributed to a decline in North American promoters to over 57,000 at June 30, 2013 from over 114,000 at June 30, 2012. International promoters totaled nearly 4,000 at June 30, 2013 reflecting ViSalus's April entry into the United Kingdom.

Net sales for ViSalus decreased $121.2 million, or 37%, to $205.8 million for the six months ended June 30, 2013 from $327.0 million in the comparable prior year period. As mentioned above, this decline was attributed to a decline in North American promoters.

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite decreased $10.1 million, or 12%, to $77.8 million for the three months ended June 30, 2013 from $87.9 million in the comparable prior year period. This decline reflects the lower levels of sales consultants in many of the larger, more mature markets, partially offset by double digit growth in Australia.

PartyLite's European sales during the quarter declined 12% in local currency, or 10% in U.S. dollars. PartyLite's European active independent sales consultants totaled over 24,500 at the end of the second quarter versus over 26,000 last year. PartyLite's North American sales, comprised of the U.S. and Canada, declined 21% versus the prior year period. Active North American independent sales consultants totaled over 15,500 at the end of the second quarter versus over 17,000 last year.

Net sales for PartyLite decreased $18.9 million, or 10%, to $168.8 million for the six months ended June 30, 2013 from $187.7 million in the comparable prior year period. This decline was mainly due to a 20% decline in North American sales, comprised of the U.S. and Canada, from the prior year due to the aforementioned decline in active independent sales consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

Return to Top

In PartyLite’s European markets sales declined 6% in U.S. dollars or 7% in local currency mainly due to the previously mentioned decline in the active independent European sales consultant base.

Net Sales – Catalog & Internet Segment

Net sales for Miles Kimball increased $1.2 million, or 4%, to $32.4 million for the three months ended June 30, 2013 from $31.2 million in the comparable prior year period. This increase was primarily due to the improved performance of our health and wellness products as well as higher credit sales.

Net sales for Miles Kimball increased $5.2 million, or 8%, to $70.2 million for the six months ended June 30, 2013 from $65.0 million in the comparable prior year period. This increase was primarily due to the improved performance of our health and wellness products as well as higher credit sales.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $72.1 million, or 35%, to $135.2 million for the three months ended June 30, 2013 from $207.3 million in the comparable prior year period. This decrease was principally due to a decline at ViSalus and PartyLite due to lower sales volumes slightly offset by an increase in gross profit at Miles Kimball due to higher sales. The gross profit margin decreased to 63.9% for the three months ended June 30, 2013 from 67.0% for the comparable prior year period primarily due to the impact of lower sales volume at ViSalus, which carries a higher gross margin than our other businesses.

Blyth’s consolidated gross profit decreased $100.2 million, or 26%, to $288.3 million for the six months ended June 30, 2013 from $388.5 million in the comparable prior year period. This decrease was principally due to the aforementioned decline at ViSalus and PartyLite due to lower sales volumes slightly offset by an increase in gross profit at Miles Kimball due to higher sales. The gross profit margin decreased to 64.8% for the six months ended June 30, 2013 from 67.0% for the comparable prior year period primarily due to the impact of lower sales volume at ViSalus, which carries a higher gross margin than our other businesses.

Blyth’s consolidated selling expense decreased $44.1 million, or 32%, to $92.5 million for the three months ended June 30, 2013 from $136.6 million in the comparable prior year period.  This decrease was primarily due to lower commission expenses at ViSalus and PartyLite associated with their sales declines. Selling expense as a percentage of net sales decreased to 43.7% for the three months ended June 30, 2013 from 44.1% for the comparable prior year period.

Blyth’s consolidated selling expense decreased $61.9 million, or 24%, to $195.6 million for the six months ended June 30, 2013 from $257.5 million in the comparable prior year period.  This decrease was primarily due to the previously mentioned lower commission expenses at ViSalus and PartyLite associated with their sales declines. Selling expense as a percentage of net sales decreased to 44.0% for the six months ended June 30, 2013 from 44.4% for the comparable prior year period.

Blyth’s consolidated administrative expenses decreased $11.3 million, or 21%, to $41.6 million for the three months ended June 30, 2013 from $52.9 million in the comparable prior year period. This decrease was principally due to ViSalus's prior year equity incentive charges of $9.6 million as well as declines at PartyLite and Miles Kimball resulting from various cost saving initiatives. These declines were partly offset by an increase at ViSalus to support their international expansion in Europe. Administrative expenses as a percentage of net sales increased to 19.6% for the three months ended June 30, 2013 from 17.1% for the comparable prior year period. This increase is principally due to lower sales.

Blyth’s consolidated administrative expenses decreased $8.5 million, or 9%, to $85.6 million for the six months ended June 30, 2013 from $94.1 million in the comparable prior year period. This decrease was principally due to ViSalus's prior year equity incentive charges of $12.6 million as well as declines at PartyLite and Miles Kimball resulting from various cost saving initiatives. These declines were partly partly offset by increases at ViSalus to support their North American business and international expansion in Europe. Prior period results included PartyLite restructuring costs of $0.7 million associated with the consolidation of the North American distribution center. Administrative expenses as a percentage of net sales increased to 19.2% for the six months ended June 30, 2013 from 16.2% for the comparable prior year period. This increase is principally due to the impact of lower sales.

Blyth’s consolidated operating profit decreased $16.6 million to $1.2 million for the three months ended June 30, 2013 from $17.8 million for the comparable prior year period. This decrease was due to declines at ViSalus and PartyLite slightly offset by a reduced loss at Miles Kimball.

Return to Top

Blyth’s consolidated operating profit decreased $29.9 million to $7.1 million for the six months ended June 30, 2013 from $37.0 million for the comparable prior year period. This decrease was due to declines at ViSalus and PartyLite slightly offset by a reduced loss at Miles Kimball.

Operating Profit - Health & Wellness Segment

Operating profit for ViSalus decreased to $2.8 million for the three months ended June 30, 2013 from $18.6 million for the comparable prior year period. This decrease was primarily due to ViSalus's lower sales and additional expenses for increased infrastructure and international expansion in Europe. This was partially offset by reduced commission expenses due to lower sales and prior year's equity incentive charges of $9.6 million. Corporate expenses charged to ViSalus were $2.4 million for the three months ended June 30, 2013 and $3.2 million for the comparable prior year period.

Operating profit for ViSalus decreased to $7.0 million for the six months ended June 30, 2013 from $37.3 million for the comparable prior year period. This decrease was primarily due to ViSalus's lower sales and additional expenses for increased infrastructure and personnel to support their North American business and international expansion in Europe. This was partially offset by reduced commission expenses due to lower sales and prior year's equity incentive charges of $12.6 million. Corporate expenses charged to ViSalus were $4.7 million for the six months ended June 30, 2013 and $6.5 million for the comparable prior year period.

Operating Profit (Loss) – Candles & Home Décor Segment

Operating loss for PartyLite was $0.3 million for the three months ended June 30, 2013 compared to operating profit of $1.7 million for the comparable prior year period principally due to lower sales in most markets. In addition, prior year earnings include restructuring charges of $0.2 million associated with the realignment of the North American distribution center. Corporate expenses charged to PartyLite were $1.6 million for the three months ended June 30, 2013 and $2.1 million for the comparable prior year period.

Operating profit for PartyLite decreased to $3.1 million for the six months ended June 30, 2013 from $3.8 million for the comparable prior year period principally due to lower sales in most markets. In addition, prior year earnings include restructuring charges of $1.4 million associated with the realignment of the North American distribution center. Corporate expenses charged to PartyLite were $3.1 million for the six months ended June 30, 2013 and $4.0 million for the comparable prior year period.

Operating Loss – Catalog & Internet Segment

Operating loss for Miles Kimball was $1.3 million for the three months ended June 30, 2013 compared to $2.5 million in the comparable prior year. This improvement was due to higher gross profits associated with higher sales in health and wellness products and higher credit sales. Corporate expense charged to Miles Kimball were $0.6 million for the three months ended June 30, 2013 and $0.7 million for the comparable prior year period.

Operating loss for Miles Kimball was $2.9 million for the six months ended June 30, 2013 compared to $4.1 million in the comparable prior year period. This improvement was due to higher gross profits associated with higher sales in health and wellness products and higher credit sales partly offset by higher promotional expenses. Corporate expense charged to Miles Kimball were $1.1 million for the six months ended June 30, 2013 and $1.4 million for the comparable prior year period.

Other Expense (Income)

Interest expense increased $0.1 million to $1.6 million for the three months ended June 30, 2013 from $1.5 million in the comparable prior year period. This increase was due to higher average outstanding debt mainly due to the new 6.00% Senior Notes issued in May 2013. Interest expense decreased $0.1 million to $2.8 million for the six months ended June 30, 2013 from $2.9 million in the comparable prior year period. This decline was due to lower average outstanding debt this year versus last year, primarily related to repurchases of our 5.50% Senior Notes partly offset by an increase in interest expense due to the new 6.00% Senior Notes.

Interest income decreased $0.3 million to $0.1 million for the three months ended June 30, 2013 from $0.4 million in the comparable prior year period. Interest income decreased $0.5 million to $0.4 million for the six months ended June 30, 2013 from $0.9 million in the comparable prior year period. These decreases are mainly due to lower invested cash balances.

Return to Top

Foreign exchange and other expense was $0.3 million for the three months ended June 30, 2013 compared to income of $0.8 million in the comparable prior year period. Foreign exchange and other income was $0.3 million for the six months ended June 30, 2013 compared to $1.4 million in the comparable prior year period. This year's income includes losses on sale of investments of $0.1 million while last year's income includes gains on the sale of investments of approximately $0.6 million.

Our effective tax rate for the three months ended June 30, 2013 was a negative 3.3% which resulted in a provision for an income tax expense of $21.0 thousand on a loss from continuing operations of $0.6 million. This compares to 38.6% for the three months ended June 30, 2012, which resulted in a tax expense of $6.8 million on a profit from continuing operations of $17.6 million. The effective tax rates for the three months ended June 30, 2013 and 2012 differ from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on certain foreign net operating losses.

Our effective tax rate for the six months ended June 30, 2013 was 44.5% which resulted in a provision for income taxes of an expense of $2.2 million on a profit from continuing operations of $5.0 million. This compares to 40.3% for the six months ended June 30, 2012, which resulted in a provision for income tax expense of $14.7 million on a profit from continuing operations of $36.4 million. The effective tax rates for the six months ended June 30, 2013 and 2012 differ from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on certain foreign net operating losses.

The net earnings from discontinued operations for the three months and six months ended June 30, 2012 was $0.8 million and $1.1 million, respectively. This was associated with the Sterno business subsequently sold in October 2012.

The net earnings attributable to noncontrolling interests decreased $2.8 million to $0.7 million for the three months ended June 30, 2013 from $3.5 million in the comparable prior year period. The net earnings attributable to noncontrolling interests decreased $5.6 million to $1.6 million for the six months ended June 30, 2013 from $7.2 million in the comparable prior year period. These decreases were mainly attributed to lower earnings associated with ViSalus.

Net earnings attributable to Blyth decreased $9.4 million to a net loss of $1.4 million for the three months ended June 30, 2013 from earnings of $8.0 million in the comparable prior year period. Net earnings attributable to Blyth decreased $14.3 million to $1.2 million for the six months ended June 30, 2013 from $15.5 million in the comparable prior year period.  These decreases were primarily attributable to ViSalus's and PartyLite's decreased operating performance slightly offset by improved operating results from Miles Kimball.

Net earnings attributable to Blyth, Inc. common stockholders decreased $11.2 million to a net loss of $3.2 million for the three months ended June 30, 2013 from earnings of $8.0 million in the comparable prior year period. Net earnings attributable to Blyth, Inc. common stockholders decreased $16.1 million to a net loss of $0.6 million for the six months ended June 30, 2013 from earnings of $15.5 million in the comparable prior year period.  These decreases were primarily due to ViSalus's and PartyLite's decreased operating performance in addition to dividends paid to noncontrolling interest holders in excess of income earned from noncontrolling interest holders of $1.8 million.

Liquidity and Capital Resources

Cash and cash equivalents increased $27.5 million to $156.6 million at June 30, 2013 from $129.1 million at December 31, 2012. This increase in cash was primarily attributed to the new borrowings on long term debt and collection of a note receivable partly offset by our January 2013 payment to ViSalus's equity rights holders, purchases of treasury stock and capital expenditures. Cash held in foreign locations was approximately $50 million and $68 million as of June 30, 2013 and December 31, 2012, respectively. We used $73.7 million of our cash subsequent to June 30, 2013 to redeem the outstanding $71.8 million principal amount of 5.50% Senior Notes due November 1, 2013, substantially reducing our cash balance since June 30, 2013.

Net cash provided by operating activities from continuing operations was $4.4 million for the six months ended June 30, 2013 compared to $7.2 million for the comparable prior year period. Cash provided by continuing operations reflects a decline mainly due to ViSalus's decreased operating profits partly offset by a decrease in inventory balances. Included in earnings for the six months ended June 30, 2013 were non-cash charges for depreciation and amortization, and stock-based compensation of $6.5 million and $1.1 million, respectively.

Net cash provided by investing activities was $15.7 million for the six months ended June 30, 2013, compared to a use of $10.6 million for the comparable prior year period. Cash provided by investing activities included the collection of a note receivable of $10.0 million and net proceeds from the sales of investments of $15.5 million offset by capital expenditures of $9.8 million. The comparable prior year's use of cash reflects capital expenditures of $9.0 million and net purchases of investments of $1.7 million.

Return to Top

Net cash provided by financing activities for the six months ended June 30, 2013 was $9.4 million compared to a use of $30.9 million for the comparable prior year period. This increase was mainly due to borrowing on long term debt of $50.0 million partly offset by treasury stock repurchases of $10.0 million and payment to ViSalus's equity rights holders of $25.3 million this year compared to the additional purchase of ViSalus of $28.7 million last year. We will continue to monitor carefully our cash position, and will only make additional repurchases of outstanding debt or treasury shares and pay dividends when we have sufficient cash surpluses available and are permitted to do so under the terms of the indenture governing our 6.00% Senior Notes due 2017.

A significant portion of PartyLite's business is outside of the United States. A significant downturn in our PartyLite business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants and promoters. ViSalus had over 61,000 promoters at June 30, 2013, which represented a decline from over 70,000 promoters at March 31, 2013 and from over 114,000 at June 30, 2012. Management's key areas of focus have included stabilizing the consultant base within PartyLite through training and promotional incentives, which has had several continuous years of decline in the United States and Canada and growing our ViSalus business internationally in Europe. While we are making efforts to stabilize and increase the number of active independent sales consultants within PartyLite and expand our ViSalus business internationally, it may be difficult to do so. If PartyLite's consultant count and ViSalus's promoters continue to decline it will have a negative impact on our liquidity and financial results.

We anticipate total capital spending of approximately $15.0 million for fiscal 2013. A major influence on the forecasted expenditures is our investment in the growth of ViSalus as well as investments in information technology systems.

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

On October 20, 2003, we issued $100.0 million of 5.50% Senior Notes due on November 1, 2013, of which $71.8 million was outstanding at June 30, 2013. On July 10, 2013 these notes were settled for a total of $73.7 million which included accrued interest and a make-whole premium expense of $1.2 million. We will record this loss on extinguishment of this debt associated with the make-whole payment in our third quarter.

On May 10, 2013, we issued $50.0 million principal amount of 6.00% Senior Notes due June 30, 2017. The notes bear interest payable semi-annually in arrears on May 15 and November 15. Proceeds from this issuance, together with available funds, were used to retire the outstanding $71.8 million of 5.50% Senior Notes due November 1, 2013 on July 10, 2013. The indenture governing the 6.00% Senior Notes due 2017 contain affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture.

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

As of June 30, 2013, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2014.  As of June 30, 2013, no amount was outstanding under this facility.

As of June 30, 2013, we had $1.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

Return to Top

As of June 30, 2013 and December 31, 2012, Miles Kimball had approximately $5.8 million and $6.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The estimated fair value of our $128.0 million and $78.2 million total long-term debt (including current portion) at June 30, 2013 and December 31, 2012 was approximately $130.1 million and $79.8 million, respectively.  The fair value of the liability is determined using the fair value of our notes when traded as an asset in an inactive market and is based on current interest rates, relative credit risk and time to maturity.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 3,000,000 shares in addition to 6,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program.  We repurchased approximately 595,000 shares during the six months ended June 30, 2013. As of June 30, 2013, the cumulative total shares purchased under the new and old program was 7,994,422, at a total cost of approximately $275.0 million. The acquired shares are held as common stock in treasury at cost.

On March 12, 2013, the Board of Directors declared a cash dividend of $0.10 per share on the Company's common stock, for a total dividend payment of $1.6 million.  The dividend was payable to shareholders of record as of April 1, 2013 and was paid on April 15, 2013.

On April 16, 2013, the Board of Directors of ViSalus declared a cash dividend of $0.36 per share for a total dividend payment of $17.0 million.  The dividend was paid to shareholders of record as of April 17, 2013. This payment included $3.2 million paid to noncontrolling interest holders of ViSalus.

On July 16, 2013, the Board of Directors of ViSalus declared a cash dividend of $0.32 per share for a total dividend payment of $15.0 million.  The dividend was paid to shareholders of record as of July 24, 2013. This payment included $2.9 million paid to noncontrolling interest holders of ViSalus.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize foreign exchange forward contracts for operational purposes.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first half of 2013. For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of June 30, 2013, we held $7.8 million of short-term bond mutual funds and $8.5 million of pre-refunded and municipal bonds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of June 30, 2013 and December 31, 2012 was 3.9 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at June 30, 2013 for cash flow hedges was an insignificant amount and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of June 30, 2013:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$7,600	$1.31	$36

The foreign exchange contracts outstanding have maturity dates through June 2014.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

PART II

Item 1.  Legal Proceedings.

As previously disclosed, we, certain of our officers, FVA Ventures, Inc. (“FVA”), ViSalus Holdings, LLC, ViSalus and one of its' Founders were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of the Company's common stock during the period March to November 2012.   On June 3, 2013, we and the other defendants moved to dismiss the then-operative amended complaint.  In lieu of responding to the motion to dismiss, Plaintiff filed a second amended complaint, which is currently operative and names as defendants us, certain of our officers, ViSalus Holdings, LLC, ViSalus, and a ViSalus co-founder/promoter.  The second amended complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions by certain defendants, including concerning ViSalus's operations and prospects, and further alleges that certain defendants engaged in a fraudulent or deceptive “scheme.”  We believe that we have meritorious defenses to the claims asserted against us and we intend to defend ourselves vigorously. We cannot state with certainty, however, what will be the eventual outcome of the currently pending matters.

We are also involved in litigation arising in the ordinary course of business, which, in our opinion, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

We encounter substantial risks in our business, any one of which may adversely affect our business, results of operations or financial condition. The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in prior reports means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industries in which we operate and will likely be present in all periods. The fact that certain risks are endemic to these industries does not lessen their significance. These risk factors should be read together with the other items in this report, including “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.” We use the terms “we”, “us” or “our” to refer to Blyth, Inc. and its subsidiaries, unless suggested otherwise by the context.

The failure by our businesses to respond appropriately to changing consumer preferences and demand for new products or product enhancements could harm our business, financial condition and results of operations.

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of ViSalus's weight-management products, nutritional supplements and energy drinks, PartyLite's candles and accessories and Miles Kimball's consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to changing preferences our sales may decline. ViSalus's weight-management products and PartyLite's candles represented a substantial portion of our sales in 2012 and 2013. If consumer demand for these products decreased significantly, or ViSalus ceased offering weight-management products without offering a suitable replacement, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

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

Return to Top

ViSalus and PartyLite both rely primarily upon the efforts of their promoters and consultants to attract, train and motivate new promoters and consultants, so our sales directly depend upon their efforts. The failure by ViSalus or PartyLite to recruit, retain and motivate promoters and consultants and to reverse declines in their total number of promoters and consultants could negatively impact sales of their products, which could harm our business, financial condition and results of operations.

The loss by ViSalus or PartyLite of a leading promoter or consultant, together with his or her associated sales organization, or the loss of a significant number of promoters or consultants for any reason, could harm our business, financial condition and results of operations.

Sales generated by a small number of promoters, together with their associated sales organizations, represent a majority of ViSalus's net sales. In addition, there are a number of promoters whose generated sales, together with those of their sales organizations, represent in excess of 10% of ViSalus's net sales. In particular, sales generated by one of ViSalus's founders and promoters, Nick Sarnicola, together with his wife and their sales organizations and customers to whom they market represented a substantial percentage of ViSalus's net sales in 2012 and 2013. The loss by ViSalus of one or more of its leading promoters, together with their respective associated sales organizations, or the loss of a significant number of promoters or consultants by ViSalus or PartyLite for any reason, could negatively impact sales of their products, impair their ability to recruit new promoters or consultants and harm our business, financial condition and results of operations.

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

Return to Top

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

Return to Top

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

Return to Top

In addition, adverse publicity concerning any actual or purported concerns about the quality of our products could have an adverse effect on our business. We monitor our product quality and, from time to time, make changes to the ingredients, packaging, fragrance, color and other matters to take into account changes in consumer preferences, opportunities to improve the quality of our products and other matters. Our failure to maintain the quality of our products would reduce consumer demand, negatively affect our ability to recruit, motivate and retain promoters and consultants, any of which would negatively impact our sales and earnings.

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

ViSalus's business of marketing and selling weight-management products, nutritional supplements and energy drinks, PartyLite's business of selling candles and accessories and Miles Kimball's business of selling a wide variety of consumer products through catalogs and the Internet are highly competitive both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than our businesses. Our current or future competitors may be able to develop products that are comparable or superior to those that we offer, offer competitive products at more attractive prices, adapt more quickly than we do to new technologies, evolving industry trends and standards or consumer requirements, or devote greater resources to the development, promotion and sale of their products than our businesses. For example, ViSalus's Vi-Shape meal replacement product constitutes a significant portion of its sales, and if its competitors develop other weight-management products, nutritional supplements or energy drinks that become more popular than the ViSalus products, demand for ViSalus's products could decline. Competitors in ViSalus's target product market include Herbalife and retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers and retail pharmacies. Competitors in PartyLite's target market include Yankee Candle and numerous retail establishments, including big-box retailers, that sell a wide variety of candles and accessories. Miles Kimball competes with numerous general merchandise catalogs, online retailers and retail establishments. In addition, because the industries in which our businesses operate are not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge to compete with us for promoters and customers.

ViSalus and PartyLite are subject to significant competition for the recruitment of promoters and consultants from other direct selling organizations, including those that market weight-management products, nutritional supplements and energy drinks, candles and home accessories, as well as other types of products. Our competitors for the recruitment of promoters include

Return to Top

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

ViSalus may be subject to health-related claims from its customers. Adverse publicity, whether or not accurate, could lead to lawsuits or other legal challenges and could negatively impact ViSalus's and our reputation and the market demand for our products, therefore harming our business, financial condition and results of operations

Return to Top

Customers that suffer health problems may allege that ViSalus's products caused or contributed to the injury or ailment. From time to time, customers may make such allegations on social media, which can be difficult to confront, challenge or refute. In addition, the perception of the safety, quality, effectiveness and taste of our products and ingredients, as well as similar products and ingredients distributed by other companies, could be significantly influenced by media attention (including on social media), publicized scientific research or findings, widespread recalls or product liability claims or other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from the use or misuse of products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of ViSalus's products or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use could lead to lawsuits or other legal challenges and could negatively impact ViSalus's and our reputation and the market demand for our products, therefore harming our business, financial condition and results of operations.

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

PartyLite manufactures substantially all of its candles. As a result, PartyLite depends upon the uninterrupted and efficient operation of its manufacturing facilities. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation, maintenance and operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies. If any of PartyLite's manufacturing facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with PartyLite's consultants and customers or result in large expenses to repair or replace the facilities, as well as result in other liabilities and adverse impacts. If PartyLite were to become unable to provide

Return to Top

products in required volumes, at suitable quality levels, we would be required to identify and obtain acceptable replacement third party manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of candles would result in loss of sales by PartyLite, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers instead of PartyLite for the manufacture of its candles may have an adverse effect on sales or result in increased product returns.

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

Return to Top

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

Awards made pursuant to ViSalus's Omnibus Incentive Plan could negatively impact our business, financial condition and results of operations.

ViSalus has awarded restricted stock units and non-qualified stock options to its employees and others that vest over a number of years and aggregate approximately 15% of the presently outstanding equity of ViSalus. As these awards vest and shares of ViSalus stock (which we refer to collectively as “ViSalus Plan Shares”) are issued under them, our ownership interest in ViSalus will be diluted. This dilution could reduce our earnings and cash flows, as well as the amount of cash we receive as and when ViSalus declares its regular quarterly dividends. The holders of the ViSalus Plan Shares may “put” some or all of their ViSalus Plan Shares to ViSalus (i.e., require ViSalus to purchase them) unless doing so would violate, or be prohibited by, the terms of Blyth's or ViSalus's lending arrangements or would, in the judgment of ViSalus's board of directors, materially adversely affect ViSalus. Should the holders of the ViSalus Plan Shares exercise their put rights, such exercise could reduce our earnings and cash flows as well as the amount of cash available for ViSalus to declare dividends. Because of the put right, ViSalus's awards of restricted stock units and stock options may be accounted for as liability awards, the fair value of which is measured at each reporting period. This means that ViSalus may be required to record additional expenses (or expense reductions) in future periods for increases (or decreases) in the fair value of these awards. The fair value of these awards is based on ViSalus's future operating performance and may change significantly if ViSalus's sales forecasts and operating profits exceed or fall short of projections. Changes in the value of these awards could negatively impact our results of operations and could cause our financial results to fluctuate from period to period. This may impair our ability to predict financial results accurately, which could reduce the market price of our common stock.

If we lose the services of key employees, then our business, financial condition and results of operations would be harmed.

We depend on the continued services of Robert B. Goergen, our Chairman and Chief Executive Officer; Robert B. Goergen, Jr., our President and Chief Operating Officer and President PartyLite Worldwide; and Robert H. Barghaus, our Chief Financial Officer, as well as the continued services of Ryan Blair, the Chief Executive Officer and co-founder of ViSalus and one of our vice presidents, and Blake Mallen, the Chief Marketing Officer and co-founder of ViSalus. In addition, ViSalus and PartyLite depend upon the continued services of the other members of their current senior management teams, including the relationships that they have developed with ViSalus's and PartyLite's senior independent promoters and consultants. The loss or departure of these key employees could negatively impact ViSalus's and PartyLite's relationship with their senior independent promoters and consultants and harm our business, financial condition and results of operations. If any of these key employees does not remain with us, our business could suffer. The loss of such key employees could negatively impact our ability to implement our business strategy. Our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. Replacing key employees may be difficult and may require an extended period of time because of the limited number of individuals in our industry with the necessary breadth of skills and experience.

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

Return to Top

We depend on international sales for a substantial amount of our total revenue. For the first half of 2013, revenue from outside the United States represented 36% of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

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

Return to Top

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

Return to Top

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

ViSalus and PartyLite hold periodic and annual events where they, among other things, provide training to their promoters and consultants, introduce new products and changes to their compensation plans, recognize the achievements of their promoters, consultants and customers, and otherwise introduce their business to prospective promoters, consultants and customers. ViSalus and PartyLite currently outsource some of the planning for these events to third parties. Accordingly, ViSalus and PartyLite have less control over their events than if they were planned and operated exclusively by their employees. If these event planners do not produce ViSalus's annual Vitality, semi-annual National Success Training and other events and PartyLite's annual events at the expected levels of quality, ViSalus and PartyLite may fail to meet the expectations of their current and prospective promoters, consultants and customers.

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

The covenants in the indenture that governs our 6.00% Senior Notes due 2017 limits our operating and financial flexibility.

On May 10, 2013, we completed the private sale of $50.0 million aggregate principal amount of 6.00% Senior Notes due 2017. The 6.00% Senior Notes were issued pursuant to an indenture that contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture.

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

Return to Top

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
We also rely on unpatented proprietary information related to some of our formulas and products. It is possible that others will independently develop the same or similar technology or otherwise obtain access to these unpatented formulas or products. In Canada, the medicinal ingredients in ViSalus's products must be disclosed by quantity. We also possess trade secret rights in our promoter/consultant and customer lists and related contact information. To protect our trade secrets and other proprietary information, we currently require most of our employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot ensure that these agreements will provide meaningful protection for any of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary and/or secret nature of our formulas and products, we could be materially adversely affected. Further, loss of protection for our promoter, consultant and customer lists could harm our ability to recruit and retain promoters, consultants or customers, which could harm our financial condition and results of operations.
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

Return to Top

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

Return to Top

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

We collect, handle, store and disclose personal data collected from users of our websites and mobile applications, as well as our employees, promoters and consultants, and potential and actual purchasers of our products. In this regard, we are subject to a number of U.S. federal and state, and potentially foreign, laws and regulations. The FTC, state attorneys general and foreign data protection and consumer protection authorities actively investigate and enforce compliance with laws and regulations governing fair information practices, as they are evolving in practice and being tested in courts. These laws, including the FTC Act, could be interpreted in ways that could harm our business, particularly if we are deemed to engage in unfair or deceptive trade practices with regard to our collection, storage, handling or sharing of personal data. Risks attendant upon our conduct of business on the Internet and data collection practices may involve user or employee privacy, data protection, electronic contracts, consumer protection, taxation and online payment services. The adoption of new laws and regulations or changes in the interpretations of existing laws and regulations regarding the storage, handling, collection and sharing of personal data may result in significant compliance costs or otherwise negatively impact our business. Our promoters and consultants also collect, store, handle and process personal data. A violation of law or fair information practices by a promoter or consultant could cause us financial or reputational harm.

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

Our periodic results of operations have fluctuated in the past and are likely to fluctuate significantly in the future. Our periodic results of operations may fluctuate as a result of many factors, including those listed below, many of which are outside of our control:

•	demand for and market acceptance of our products;

•	our ability to recruit, retain and motivate promoters, consultants and customers;

•	the timing and success of introductions of new products by us or our competitors;

•	awards made pursuant to ViSalus's Omnibus Incentive Plan;

Return to Top

•	the strength of the economy;

•	changes in our pricing policies or those of our competitors;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	the impact of seasonality on our business;

•	the international expansion of our operations; and

•	the timing of our events, including ViSalus's annual Vitality event and PartyLite's national conferences.

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

As of June 28, 2013, the New York Stock Exchange (NYSE) reported a short interest of approximately 59.1% of our public float, which was the most heavily shorted stock as a percentage of public float on the NYSE. As of June 15, 2013, we were the most heavily shorted stock as a percentage of public float in the S&P 1500. It is possible that the NYSE short interest reporting system does not fully capture the total short interest and that it could be larger. Due to our limited public float, we are vulnerable to investors taking a “short position” in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. Short sellers expect to make a profit if our common stock declines in value, and their actions and their public statements may cause volatility in our stock price. The existence of such a significant short interest position may lead to continued volatility. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

Return to Top

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

Return to Top

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended June 30, 2013.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	—	—	—	1,005,578
May 1, 2013 - May 31, 2013	—	—	—	1,005,578
June 1, 2013 - June 30, 2013	—	—	—	1,005,578
Total	—	—	—	1,005,578
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of June 30, 2013, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. The indenture that governs our 6.00% Senior Notes may limit or restrict our ability to repurchase our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

Item 3.  Defaults upon Senior Securities.

None.

Return to Top

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6.    Exhibits

4.2	Form of Indenture dated as of May 10, 2013 between Blyth, Inc. and U.S. Bank National Association governing $50,000,000 principal amount of 6.00% Senior Notes due 2017.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	August 2, 2013	By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	August 2, 2013	By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer