Form 10-Q
period 2013-09-30
BLYTH INC
filed 2013-11-01
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
           (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
16,016,689 Common Shares as of October 31, 2013

Return to Top

Return to Top

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All of our statements in this quarterly report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, by way of example, any projections of future earnings, revenue, capital expenditures, cash flow from operations or other financial items; any statements regarding our, ViSalus's, PartyLite's or Silver Star Brands' (formerly known as the Miles Kimball Company) plans, strategies or objectives for future operations, including those related to international expansion of ViSalus's or PartyLite's operations; any statements concerning any proposed new products, developments or marketing campaigns; any statements regarding future domestic or global economic conditions or performance; any statements as to our belief; and any assumptions underlying any forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include words such as “may,” “will,” “estimate,” “intend,” “believe,” “expect” or “anticipate” and any other similar words.

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

•	awards made pursuant to ViSalus's Omnibus Incentive Plan;

•	increased borrowing costs and reduced access to capital;

•	our ability to protect our intellectual property;

•	interruptions in our information-technology systems;

•	our storage of user and employee data;

•	information security or data breaches;

•	our ability to successfully adapt to and integrate mobile devices;

•	credit card and debit card fraud;

•	changes in our effective tax rate;

•	fluctuations in our periodic results of operations;

•	increased mailing and shipping costs;

•	increased risk and write-offs associated with the Silver Star Brands credit program;

•	speculative trading and volatility in our stock price;

•	the failure of securities or industry analysts to publish research or reports about our business, or the publication of negative reports about our business; and

•	our compliance with the Sarbanes-Oxley Act of 2002.

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

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	September 30, 2013	December 31, 2012
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,253	$129,056
Short-term investments	6,858	32,073
Accounts receivable, less allowance for doubtful receivables of $3,045 and $1,274, respectively	14,142	9,187
Inventories	85,311	90,952
Prepaid assets	17,411	18,309
Deferred income taxes - current	6,258	14,305
Other current assets	8,224	27,722
Total current assets	220,457	321,604
Property, plant and equipment, at cost:
Less accumulated depreciation of $152,219 and $145,082, respectively	96,642	93,108
Other assets:
Investments	2,014	2,141
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $15,033 and $14,573, respectively	8,961	9,393
Deferred income taxes - non-current	15,569	—
Other assets	7,435	6,379
Total other assets	36,277	20,211
Total assets	$353,376	$434,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$871	$72,532
Accounts payable	30,716	32,519
Accrued expenses	62,337	95,284
Dividend payable	1,607	—
Income taxes payable	1,656	959
Other current liabilities	3,812	8,132
Total current liabilities	100,999	209,426
Deferred income taxes	—	1,951
Long-term debt, less current maturities	55,187	5,658
Other liabilities	14,307	12,537
Commitments and contingencies	—	—
ViSalus redeemable preferred stock	146,571	146,547
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,574,031 shares and 26,505,210 shares, respectively	532	530
Additional contributed capital	168,483	167,080
Retained earnings	303,260	318,299
Accumulated other comprehensive income	15,696	14,401
Treasury stock, at cost, 10,557,342 shares and 9,944,239 shares, respectively	(452,040)	(441,774)
Total stockholders' equity	35,931	58,536
Noncontrolling interest	381	268
Total equity	36,312	58,804
Total liabilities and equity	$353,376	$434,923
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (Loss)
(Unaudited)
	Three months ended		Nine months ended
(In thousands, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sales	$179,466	$268,811	$624,291	$848,493
Cost of goods sold	66,935	92,086	223,476	283,250
Gross profit	112,531	176,725	400,815	565,243
Selling	84,343	122,837	279,948	380,301
Administrative and other expense	38,283	46,094	123,835	140,147
Total operating expense	122,626	168,931	403,783	520,448
Operating profit (loss)	(10,095)	7,794	(2,968)	44,795
Other expense (income):
Interest expense	2,256	1,567	5,038	4,472
Interest income	(111)	(278)	(528)	(1,155)
Foreign exchange and other, net	(266)	(750)	(541)	(2,146)
Total other expense	1,879	539	3,969	1,171
Earnings (loss) from continuing operations before income taxes and noncontrolling interest	(11,974)	7,255	(6,937)	43,624
Income tax expense (benefit)	(3,736)	3,050	(1,497)	17,724
Earnings (loss) from continuing operations	(8,238)	4,205	(5,440)	25,900
Earnings from discontinued operations, net of income tax expense of $307 and $873, respectively	—	571	—	1,622
Net earnings (loss)	(8,238)	4,776	(5,440)	27,522
Less: Net earnings attributable to noncontrolling interests	232	4,031	1,792	11,271
Net earnings (loss) attributable to Blyth, Inc.	(8,470)	745	(7,232)	16,251
Less: Dividends paid to noncontrolling interest holders in excess of income earned by noncontrolling interest holders	(2,748)	—	(4,582)	—
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(11,218)	$745	$(11,814)	$16,251
Basic earnings per share:
Net earnings (loss) from continuing operations	$(0.70)	$0.01	$(0.73)	$0.85
Net earnings from discontinued operations	—	0.03	—	0.09
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.70)	$0.04	$(0.73)	$0.94
Weighted average number of shares outstanding	16,071	17,302	16,237	17,241
Diluted earnings per share:
Net earnings (loss) from continuing operations	$(0.70)	$0.01	$(0.73)	$0.85
Net earnings from discontinued operations	—	0.03	—	0.09
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.70)	$0.04	$(0.73)	$0.94
Weighted average number of shares outstanding	16,071	17,358	16,237	17,317
Cash dividend declared per share	$0.10	$0.10	$0.20	$0.18

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Nine months ended
(In thousands)	September 30, 2013	September 30, 2012
Net earnings (loss)	$(5,440)	$27,522
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,356	3,704
Net unrealized gain (loss) on certain investments	(164)	372
Net unrealized loss on cash flow hedging instruments	(51)	(493)
Less: Reclassification adjustments for (gain) loss included in net income	154	(597)
Other comprehensive income	1,295	2,986
Total comprehensive income (loss), net of tax	(4,145)	30,508
Less: comprehensive loss attributable to noncontrolling interests	(1,792)	(11,271)
Comprehensive income (loss) attributable to Blyth, Inc.	$(5,937)	$19,237
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest	Redeemable Preferred Stock
For the nine months ended September 30, 2012:
Balance at January 1, 2012	$514	$147,790	$420,349	$11,862	$(426,717)	$168	$153,966	$87,373	$—
Net earnings for the period			16,251			215	16,466	11,056
Distributions to noncontrolling interest						(135)	(135)
Other comprehensive income				2,986			2,986
Stock-based compensation	2	4,460					4,462
Purchase of additional ViSalus interest	14	14,614					14,628	(38,421)
Accretion of redeemable noncontrolling interest			(72,354)				(72,354)	72,354
Dividends declared ($0.18 per share)			(3,022)				(3,022)
Treasury stock purchases (1)					(8,929)		(8,929)
Balance at September 30, 2012	$530	$166,864	$361,224	$14,848	$(435,646)	$248	$108,068	$132,362	$—

For the nine months ended September 30, 2013:
Balance at January 1, 2013	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804	$—	$146,547
Net earnings (loss) for the period			(7,232)			244	(6,988)		1,548
Distributions to noncontrolling interest						(131)	(131)		(6,106)
Adjustment for dividends paid to noncontrolling interest holders in excess of income earned by noncontrolling interest holders			(4,582)				(4,582)		4,582
Other comprehensive income				1,295			1,295
Stock-based compensation	2	1,403					1,405
Dividends declared ($0.20 per share)			(3,225)				(3,225)
Treasury stock purchases (1)					(10,266)		(10,266)
Balance at September 30, 2013	$532	$168,483	$303,260	$15,696	$(452,040)	$381	$36,312	$—	$146,571

(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
(In thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net earnings (loss) attributable to Blyth, Inc.	$(7,232)	$16,251
Net earnings attributable to noncontrolling interests	1,792	11,271
Earnings from discontinued operations, net of tax	—	(1,622)
Earnings (loss) from continuing operations	(5,440)	25,900
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,775	7,892
Loss on sale of assets	130	438
Stock-based compensation expense of Blyth, Inc.	1,405	4,462
Deferred income taxes	(8,314)	(16,901)
Changes in operating assets and liabilities:
Accounts receivable	(4,756)	(1,501)
Inventories	5,829	(31,595)
Prepaid and other	10,493	(3,284)
Other long-term assets	(999)	(1,713)
Accounts payable	(2,145)	(6,272)
Accrued expenses	(8,536)	47,017
Income taxes payable	721	372
Other liabilities and other	(3,107)	(22,059)
Net cash provided by (used in) operating activities of continuing operations	(4,944)	2,756
Net cash provided by operating activities of discontinued operations	—	1,869
Net cash provided by (used in) operating activities	(4,944)	4,625
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(11,298)	(15,960)
Proceeds from collection of note receivable	10,000	—
Purchases of short-term investments	(12,793)	(58,753)
Proceeds from sale of short-term investments	37,756	50,256
Proceeds from sale of long-term investments	105	3,360
Net cash provided by (used in) investing activities	23,770	(21,097)
Cash flows from financing activities:
Purchases of treasury stock	(9,961)	(7,306)
Borrowings on long-term debt	50,000	—
Repayments on long-term debt	(72,240)	(7,930)
Purchases of additional ViSalus interest	(25,341)	(28,688)
Payments on capital lease obligations	(126)	(91)
Dividends paid	(1,617)	(1,291)
Distributions to noncontrolling interest	(6,236)	(135)
Net cash used in financing activities	(65,521)	(45,441)
Effect of exchange rate changes on cash	(108)	166
Net decrease in cash and cash equivalents	(46,803)	(61,747)
Cash and cash equivalents at beginning of period	129,056	200,571
Cash and cash equivalents at end of period	$82,253	$138,824
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Stock issued for ViSalus acquisition	$—	$14,628

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on the direct to consumer market.  The Company formulates and markets weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. The Company’s products include meal replacement shakes, nutritional supplements, energy drink mixes, and an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts. The Company’s products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Health & Wellness segment (ViSalus), the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Silver Star Brands, formerly known as the Miles Kimball Company).

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's subsidiaries within the Catalog & Internet segment operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of September 30, 2013 and the consolidated results of its operations for the three and nine month periods ended September 30, 2013 and 2012, and the consolidated statement of cash flows for the nine months ended September 30, 2013 and 2012. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2012, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recently Adopted Accounting Guidance

On January 31, 2013, FASB issued FASB ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). This standard requires enhanced disclosure about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement. The Company adopted ASU 2013-01 as of January 1, 2013. This standard did not have a significant impact on the Company's consolidated financial condition or results of operations.

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

Recently Issued Accounting Guidance

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an

Return to Top

Investment in a Foreign Entity (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification (ASC) Topic 830-30 to release any related cumulative translation adjustment into net earnings. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning January 1, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company will adopt the standard effective January 1, 2014. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

	Nine months ended
(In thousands)	September 30, 2013			September 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$(583)	$1,939	$1,356	$4,067	$(363)	$3,704
Net unrealized gain (loss) on certain investments	(251)	87	(164)	526	(154)	372
Net unrealized gain (loss) on cash flow hedging instruments	(79)	28	(51)	(745)	252	(493)
Less: Reclassification adjustments for (gain) loss included in net income	237	(83)	154	(919)	322	(597)
Other comprehensive income (loss)	$(676)	$1,971	$1,295	$2,929	$57	$2,986
The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2013 is as follows:

(In thousands)
	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized loss on cash flow hedging instruments	Net Investment Hedge gain (loss)	Total
Beginning balance at January 1, 2013	$10,390	$191	$(85)	$3,905	$14,401
Other comprehensive income (loss) before reclassifications	2,232	(164)	(51)	(876)	1,141
Amounts reclassified from accumulated other comprehensive income (loss) (1) (2)	—	(112)	(42)	—	(154)
Net current period other comprehensive income (loss)	2,232	(52)	(9)	(876)	1,295
Ending balance at September 30, 2013	$12,622	$139	$(94)	$3,029	$15,696
(1) All amounts net of a 35% tax rate.
(2) Reclassified from Accumulated other comprehensive income into Foreign exchange and other and Cost of goods sold.

Note 2. Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, nutritional supplements and energy drinks, through a series of investments. In October 2008, the Company completed

Return to Top

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

In December 2012, the Company purchased an additional 8.2% of ViSalus increasing its ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and the other members exchanged their remaining membership interests for a total of 8,955,730 shares of Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million. The Preferred Stock is redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares of ViSalus. In January 2013, the Company made a final payment of $25.3 million to certain equity rights holders associated with the Company's acquisition of ViSalus.

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

As of September 30, 2013, $146.6 million of Preferred Stock was recorded outside of permanent equity as required by ASC 480. The Company determined the fair value of the Preferred Stock in December 2012 based on an allocation of ViSalus's total enterprise value to its Preferred and common stock components utilizing an option pricing model. The option pricing model considered the characteristics of the ViSalus Preferred and common stock, interest rates, expected term and estimated volatility. The enterprise value was determined using a combination of a discounted cash flow methodology and a publicly traded company market multiple methodology. The discounted cash flow methodology used an estimated weighted average cost of capital to discount the estimated future cash flows of ViSalus to its present value. The publicly traded company methodology used various market multiples with consideration for comparable operating revenues and earnings. The initial recording to fair value in December 2012 was recorded as a charge to retained earnings since no proceeds were received at the time of issuance. The difference in recorded value at September 30, 2013 and its previously recorded fair value at December 31, 2012 represents an accretion adjustment to be recorded on a prorated basis through December 2017 to arrive at the fully accreted value upon maturity.

The acquisition of ViSalus involves related parties, as discussed in Note 12 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus include its three founders (each of whom currently owns approximately 4.6% for a total of 13.7%) (“the founders”), Robert B. Goergen (the Company's Chairman of the Board and Chief Executive Officer, who owns 1.8%), Robert B. Goergen, Jr. (the Company's President and Chief Operating Officer, who owns 0.1%), Todd A. Goergen (ViSalus's Chief Strategy Officer, who owns 0.6%), and a small group of employees and others who collectively own approximately 2.9% of ViSalus. The Company's initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), ($3.0 million) and each of the three founders ($2.5 million each). The Company's second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  The Company's third investment in ViSalus of $28.7 million in cash and the issuance of 681,324 unregistered shares of common stock was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 681,324 unregistered shares) and others ($7.6 million in cash, in the aggregate). The Company's fourth investment of $60.5 million was paid to Robert B. Goergen ($5.1 million), Robert B. Goergen, Jr. ($0.2 million), Todd A. Goergen ($1.7 million), each of the three founders ($13.3 million each) and others ($13.6 million in the aggregate). Mr. Goergen, Blyth's chairman and chief executive officer, beneficially owns approximately 35.9% of Blyth's outstanding common stock (according to Amendment No. 4 to Schedule 13D filed by Mr. Goergen with the Securities and Exchange Commission on April 8, 2013), and together with members of his family, owns substantially all of RAM.

Return to Top

Note 3. Discontinued Operations

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash and recorded a gain of $5.5 million, net of tax expenses. For the three and nine months ended September 30, 2012 revenues were $15.2 million and $43.4 million, and income before income taxes were $0.9 million and $2.5 million, respectively.

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

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the three and nine months ended September 30, 2013 and 2012.

`Note 4. Investments

The Company’s investments as of September 30, 2013 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds, and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investment in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	September 30, 2013			December 31, 2012
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI (2)	Cost Basis(1)	Fair Value	Net unrealized gain (loss) in AOCI
Pre-refunded and municipal bonds	$—	$—	$—	$15,047	$14,877	$(170)
Short-term bond mutual funds	6,993	6,858	(135)	17,014	17,196	182
Certificates of deposit	1,652	1,652	—	1,779	1,779	—
Other investment	362	362	—	362	362	—
Total investments	$9,007	$8,872	$(135)	$34,202	$34,214	$12
(1) The cost basis represents the actual amount paid less any permanent impairment recorded on that asset.
(2) The Company believes these short-term losses are temporary in nature therefore no permanent impairment is required.

As of September 30, 2013 and December 31, 2012, the Company held $6.9 million and $17.2 million of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and losses on these investments that are considered temporary are recorded in AOCI.   These securities are valued based on quoted prices in active markets. As of September 30, 2013 and December 31, 2012, the Company recorded unrealized losses, net of tax of $0.1 million, and unrealized gains, net of tax of $0.1 million for each reporting period, respectively.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.7 million and $1.8 million as of September 30, 2013 and December 31, 2012, respectively. These investments are recorded at fair value which approximates cost. Interest earned on these investments is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

The Company holds a $0.4 million investment obtained through its ViSalus acquisition. As of September 30, 2013 and December 31, 2012, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 12.

As of December 31, 2012, the Company held $14.9 million of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust

Return to Top

has been established to fund the remaining payments of principal and interest. These investments are valued based on quoted prices of similar instruments in inactive markets; interest earned on these investments is realized in Interest income in the Consolidated Statements of Earnings (Loss). As of December 31, 2012, the Company recorded unrealized losses, net of tax of $0.1 million in AOCI.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of September 30, 2013 and December 31, 2012, the fair value of these securities was $0.9 million and $0.8 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss) for the three and nine months ended September 30, 2013 and 2012. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings (Loss) are calculated using the specific identification method.

	Three months ended		Nine months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net proceeds	$9,585	$19,991	$37,861	$53,251
Realized Gains (Losses)	$(48)	$185	$(105)	$919

Note 5. Inventories

The major components of Inventories are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Raw materials	$6,955	$6,656
Finished goods	78,356	84,296
Total	$85,311	$90,952

As of September 30, 2013 and December 31, 2012, the inventory valuation adjustments totaled $8.2 million and $7.3 million, respectively and have been netted against the above amounts.

Note 6. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired. As of September 30, 2013, there were no indications that a review was necessary.

As of September 30, 2013 and December 31, 2012, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

Other intangible assets include indefinite-lived trade names, trademarks, domain names and customer relationships related to the Company's acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog & Internet segment and ViSalus, which is reported in the Health & Wellness segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually upon the occurrence of a triggering event. As of September 30, 2013, there were no indications that a review was necessary.

Return to Top

Other intangible assets include the following:

	Health & Wellness Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	—	—	(14,573)	—	(14,573)
Additions	900	—	—	900	—
Other intangibles at Impairments	(3,100)	(21,534)	—	(24,634)	—
Other intangibles at December 31, 2012	$2,000	$6,566	$827	$8,566	$827
Additions	28	—	—	28	—
Amortization	—	—	(460)	—	(460)
Other intangibles at September 30, 2013	$2,028	$6,566	$367	$8,594	$367

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.2 million for the three months ended September 30, 2013 and 2012 and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively. The estimated annual amortization expense for 2013 is $0.6 million. The estimated amortization expense for 2014 is $0.2 million and an insignificant amount to be amortized in 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of  September 30, 2013 and December 31, 2012, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,652	$—	$1,652	$—
Short-term bond mutual funds	6,858	6,858	—	—
Foreign exchange forward contracts	214	—	214	—
Deferred compensation plan assets (1)	925	925	—	—
Total	$9,649	$7,783	$1,866	$—
Financial liabilities
Foreign exchange forward contracts	$(1,141)	$—	$(1,141)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,779	$—	$1,779	$—
Pre-refunded bonds	14,877	—	14,877	—
Short-term bond mutual funds	17,196	17,196	—	—
Foreign exchange forward contracts	121	—	121	—
Deferred compensation plan assets (1)	825	825	—	—
Total	$34,798	$18,021	$16,777	$—
Financial liabilities
Foreign exchange forward contracts	$(131)	$—	$(131)	$—
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of September 30, 2013, there were no indications or circumstances indicating that an impairment might exist.

Note 8. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of September 30, 2013, there were four outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of September 30, 2013 and December 31, 2012 was $3.0 million and $3.9 million.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired

Return to Top

asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at September 30, 2013 for cash flow hedges was $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through August 2014.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Accrued Expenses	Accrued Expenses	Prepaid Assets
Foreign exchange forward contracts in an asset position	$214	$—	$121
Foreign exchange forward contracts in a liability position	(1,141)	(131)	—
Net derivatives at fair value	$(927)	$(131)	$121

For the three and nine months ended September 30, 2013, the Company recorded a loss of $0.1 million and $0.2 million respectively, compared to a loss of $0.3 million and $0.7 million in both comparable prior year periods related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity recorded to cost of goods sold and reclassified from AOCI related to the Company's Cash Flow hedges for the three and nine months ended September 30, are as follows:

Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2013	2012	2013		2012
	Nine months ended		Three months ended	Nine months ended	Three months ended	Nine months ended
Foreign exchange forward contracts	$(180)	$(31)	$(72)	$(166)	$251	$714

Note 9. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	September 30, 2013	December 31, 2012
Compensation and benefits	$20,844	$33,373
Deferred revenue	17,026	13,381
Promotional	5,737	6,325
Taxes, other than income	2,327	2,956
Other	16,403	39,249
Total	$62,337	$95,284

Note 10. Long-Term Debt

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million. On July 10, 2013 these notes were settled for a total of $73.7 million which included make-whole

Return to Top

interest expense of $1.2 million. The Company recorded this loss on extinguishment of the debt in the third quarter of 2013 as interest expense.

On May 10, 2013, the Company issued $50.0 million principal amount of 6.00% Senior Notes due 2017. The notes bear interest payable semi-annually in arrears on May 15 and November 15. Proceeds from this issuance, together with available funds, were used to retire the outstanding $71.8 million of 5.50% Senior Notes due November 1, 2013 on July 10, 2013. The indenture governing the 6.00% Senior Notes due 2017 contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture.

As of September 30, 2013 and December 31, 2012, Silver Star Brands had approximately $5.7 million and $6.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis which approximates its fair value.

As of September 30, 2013, the Company had a total of $2.0 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2014.  As of September 30, 2013, no amount was outstanding under this facility.

As of September 30, 2013, the Company had $1.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit and have an expiration date of March 1, 2014.

Note 11. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2013 was 31.2% which resulted in an income tax benefit of $3.7 million on a loss from continuing operations of $12.0 million. This compares to 42.0% for the three months ended September 30, 2012, which resulted in a tax expense of $3.1 million on a profit from continuing operations of $7.3 million. The effective tax rates for the three months ended September 30, 2013 and 2012 differ from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on certain foreign net operating losses.
The Company's effective tax rate for the nine months ended September 30, 2013 was 21.6% which resulted in an income tax benefit of $1.5 million on a loss from continuing operations of $6.9 million. This compares to 40.6% for the nine months ended September 30, 2012, which resulted in a provision for income tax expense of $17.7 million on a profit from continuing operations of $43.6 million. The effective tax rates for the nine months ended September 30, 2013 and 2012 differ from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on certain foreign net operating losses.
Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2013 but the amount cannot be estimated. There has been no material change in the Company's contingency reserve for the three and nine months ended September 30, 2013.

Note 12. Related Party Transactions

As discussed in Note 2 to the Consolidated Financial Statements, the acquisition of ViSalus in October 2008 involved related parties. At the time of the acquisition in October 2008, ViSalus was owned in part by RAM, which owned a significant noncontrolling interest in ViSalus. In September 2012, RAM distributed its interest in ViSalus to its members, including: Robert B. Goergen, Chairman of the Board and Chief Executive Officer of the Company; Robert B. Goergen, Jr., President and Chief Operating Officer of the Company and President, PartyLite Worldwide; and Todd A. Goergen, son of Robert B. Goergen and Pamela Goergen, a director of the Company, and brother of Robert B. Goergen, Jr. Robert B. Goergen, the Company’s Chairman and Chief Executive Officer, beneficially owns approximately 35.9% of the Company’s outstanding common stock (according to Amendment No. 4 to Schedule 13D filed by Mr. Goergen with the Securities and Exchange Commission on April 8, 2013), and together with members of his family, owns substantially all of RAM.

In August 2012, Todd Goergen became the Chief Strategy Officer of ViSalus. Mr. Goergen's base salary is $500,000 and he has an annual target bonus opportunity equal to 100% of his base salary (with a maximum annual bonus opportunity equal to 200%

Return to Top

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

In April and July 2013, ViSalus paid cash dividends to its shareholders, including $1.5 million to Ryan Blair, $0.6 million to Robert B. Goergen, $0.2 million to Todd A. Goergen and $23.0 thousand to Robert B. Goergen, Jr. ViSalus has adopted a dividend policy and will declare and pay dividends out of available cash, subject to appropriate reserves. Ryan Blair will receive 4.6%, Robert B. Goergen will receive 1.8%, Todd A. Goergen (and trusts affiliated with him) will receive 0.6% and Robert B. Goergen, Jr. will receive 0.1% of the ViSalus future dividend payments, consistent with their ownership interests.

As discussed in Note 4 to the Consolidated Financial Statements, ViSalus owns a 2.6% minority interest in a company that sells software licensing and other services to the direct selling industry, which involves related parties. RAM holds an approximately 5.5% interest in the company and the founders of ViSalus own approximately 7.1% of the company. In addition to this interest, RAM also has a significant influence on the management of the investee and representation on its Board of Directors. Fees paid to the company for software licensing and other services for the three and nine months ended September 30, 2013 were $0.5 million and $1.3 million, respectively. Fees paid to the company for software licensing and other services for the three and nine months ended September 30, 2012 were $0.4 million and $1.4 million, respectively.

ViSalus entered into an agreement with FragMob LLC in October 2011 that extended to December 31, 2012 and was renewable. FragMob agreed to provide ViSalus with software development and hosting services for a mobile phone application that allowed ViSalus's promoters to access their ViNet distributor account information on their smart phones. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. On September 1, 2012, ViSalus and FragMob entered into a new revised agreement which extended the term to December 31, 2014 and revised certain terms of the agreement. Fees paid to FragMob for the three and nine months ended September 30, 2013 for both services were $0.5 million and $1.4 million, respectively. Fees paid to FragMob for the three and nine months ended September 30, 2012 for both services were $0.9 million and $2.1 million, respectively. ViSalus also purchased approximately $1.2 million of mobile credit card swiper devices from FragMob in 2012. FragMob is owned in part by RAM and the three founders of ViSalus.

For the nine months ended September 30, 2013 RAM paid the Company $129.1 thousand to sublet office space, which we believe approximates the fair market rental for the rental period.

Note 13. Stock-Based Compensation

Blyth, Inc. Amended and Restated 2003 Omnibus Incentive Plan

As of September 30, 2013, the Company had one active stock-based compensation plan, the Amended and Restated 2003 Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. In addition, the Company maintains two inactive stock-based compensation plans (the Amended and Restated 1994 Employee Stock Option Plan and the Amended and Restated 1994 Stock Option Plan for Non-Employee Directors), under which vested and unexercised options remain outstanding. There were 2,040,897 shares authorized for grant under these plans as of September 30, 2013, and there were approximately 1,709,674 shares available for grant under these plans. As of September 30, 2013 the Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment by the employee until the vesting dates. During the three and nine months ended September 30, 2013, a total of 3,000 RSUs and 58,422 RSUs were granted, respectively.

Return to Top

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and RSUs based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three and nine months ended September 30, 2013 and 2012 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2012	122,682	$31.06	$1,908
Granted	58,422	16.20
Vested	(76,883)	28.75
Forfeited	(5,481)	23.65
Nonvested restricted stock and RSUs at September 30, 2013	98,740	$24.48	$1,366
Total restricted stock and RSUs at September 30, 2013	156,630	$29.00	$2,166

Compensation expense related to restricted stock and RSUs for the three months ended September 30, 2013 and 2012 was approximately $0.3 million and $0.7 million, respectively. The total recognized tax benefit for the three months ended September 30, 2013 and 2012 was approximately $0.1 million and $0.3 million, respectively. Compensation expense related to restricted stock and RSUs for the nine months ended September 30, 2013 and 2012 was approximately $1.4 million and $4.5 million, respectively. The total recognized tax benefit for the nine months ended September 30, 2013 and 2012 was approximately $0.5 million and $1.6 million, respectively.

As of September 30, 2013, there was $0.7 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.2 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of September 30, 2013 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	29,750	$54.46	0.50	—
Options expired	(27,250)	53.64
Outstanding and exercisable at September 30, 2013	2,500	$63.37	0.94	—

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

Return to Top

ViSalus, Inc. 2012 Omnibus Incentive Plan

On May 14, 2013, the Board of Directors of ViSalus, Inc. adopted the ViSalus, Inc. 2012 Omnibus Incentive Plan (the “ViSalus Plan”), which allows the Board of Directors of ViSalus to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units, dividend equivalents and performance compensation awards to employees and others of ViSalus and its affiliates. The objectives of the ViSalus Plan are to attract, retain and provide incentives to employees and others to promote the long-term success of the business. In May 2013, 7,050,000 shares were authorized for grant under this plan by the Board of Directors of ViSalus and 286,749 shares were available for grant as of September 30, 2013.

Transactions related to restricted stock and RSUs are summarized as follows:

For the nine months ended September 30, 2013, 3,401,713 RSUs were issued, 153,550 forfeited and 3,248,163 outstanding. Compensation expense related to RSUs for the three and nine months ended September 30, 2013 was a benefit of $47.3 thousand and an expense of $0.5 million, respectively. The total recognized tax expense for the three and nine months ended September 30, 2013 was an expense of $16.5 thousand and a benefit of $0.2 million, respectively. As of September 30, 2013, there was $4.7 million of unearned compensation expense related to non-vested RSUs.  This cost is expected to be recognized over a weighted average period of 5.2 years. RSUs vest over an eight-year period beginning October 1, 2014 through October 1, 2020.

Transactions involving stock options are summarized as follows:

For the nine months ended September 30, 2013, 3,634,038 stock options were issued, 118,950 forfeited and 3,515,088 outstanding. Compensation expense related to nonqualified stock options for the three and nine months ended September 30, 2013 was a benefit of $0.3 million and an expense of $0.2 million, respectively. The total recognized tax expense for the three and nine months ended September 30, 2013 was an expense of $0.1 million and a benefit of $0.1 million, respectively. As of September 30, 2013, there was $0.7 million of unearned compensation expense related to non-vested nonqualified stock options awards.  This cost is expected to be recognized over a weighted average period of 9.6 years. Nonqualified stock options vest over an eight-year period beginning October 1, 2013 through October 1, 2020.

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

Note 14. Redeemable Preferred Stock

In December 2012, the Company and the ViSalus founders and the other noncontrolling members reached an agreement and exchanged their remaining ViSalus membership interests for a total of 8,955,730 shares of Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million (See Note 2). The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares of ViSalus. The Preferred Stock converts into Class A and Class B common stock of ViSalus on a one for one basis. Preferred Stockholders have the same rights to earnings, dividends and voting as their common stock equivalents. ViSalus intends to pay quarterly dividends to its preferred and common stockholders (on an as-converted common stock basis) in an amount equal to its excess cash reserves. In the event of a voluntary or involuntary

Return to Top

liquidation or dissolution, the holders of the Preferred Stock are entitled to be paid out of the assets of ViSalus prior to making any payment to common stock holders.

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

The components of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net earnings (loss) attributable to Blyth, Inc.	$(8,470)	$745	$(7,232)	$16,251
Less: Dividends paid to noncontrolling interest holders in excess of income earned	(2,748)	—	(4,582)	—
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(11,218)	$745	$(11,814)	$16,251
Weighted average number outstanding:
Common shares	16,013	17,240	16,182	17,169
Vested restricted stock units	58	62	55	72
Basic common shares outstanding	16,071	17,302	16,237	17,241
Dilutive effect of non-vested restricted shares units	—	56	—	76
Diluted common shares outstanding	16,071	17,358	16,237	17,317
Basic earnings per share attributable to common stockholders
Net earnings (loss) from continuing operations	$(0.70)	$0.01	$(0.73)	$0.85
Net earnings from discontinued operations	—	0.03	—	0.09
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.70)	$0.04	$(0.73)	$0.94
Diluted earnings per share attributable to common stockholders
Net earnings (loss) from continuing operations	$(0.70)	$0.01	$(0.73)	$0.85
Net earnings from discontinued operations	—	0.03	—	0.09
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.70)	$0.04	$(0.73)	$0.94

As of September 30, 2013 and 2012, options to purchase 2,500 and 29,750 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 16. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2012	9,204,340	$(426,717)
Treasury stock purchases	283,300	(7,306)
Treasury stock withheld in connection with long-term incentive plan	45,263	(1,623)
Balance at September 30, 2012	9,532,903	$(435,646)

Balance at January 1, 2013	9,944,239	$(441,774)
Treasury stock purchases	594,582	(9,961)
Treasury stock withheld in connection with long-term incentive plan	18,521	(305)
Balance at September 30, 2013	10,557,342	$(452,040)

Return to Top

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2012	25,641,484	$514
Common stock issued for the purchase of additional ViSalus interest	681,324	14
Common stock issued in connection with long-term incentive plan	173,402	2
Balance at September 30, 2012	26,496,210	$530

Balance at January 1, 2013	26,505,210	$530
Common stock issued in connection with long-term incentive plan	68,821	2
Balance at September 30, 2013	26,574,031	$532

All share amounts, including shares outstanding and activity of Treasury stock and Common stock have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 17. Segment Information

The Company formulates and markets weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. The Company’s products include meal replacement shakes, nutritional supplements, energy drink mixes, and an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items, personalized gifts and health wellness related products. The Company's products can be found throughout North America, Europe and Australia. The Company's financial results are reported in three segments: the Health & Wellness segment, Candles & Home Décor segment and the Catalog & Internet segment.

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

Within the Catalog & Internet segment, under the Silver Star brand name, the Company designs, sources and markets a broad range of household convenience items, health and wellness products, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames.  These products are sold directly to the consumer under the Miles Kimball®, Walter Drake®, Easy Comforts®, As We Change® and Exposures® brands.  These products are sold in North America.

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

Return to Top

Operating Segment Information

	Three months ended		Nine months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Sales
Health & Wellness	$82,437	$169,913	$288,267	$496,930
Candles & Home Décor	67,525	69,482	236,282	257,188
Catalog & Internet	29,504	29,416	99,742	94,375
Total	$179,466	$268,811	$624,291	$848,493
Earnings (loss) from continuing operations before income taxes
Health & Wellness	$(342)	$23,195	$6,611	$60,461
Candles & Home Décor	(9,558)	(13,310)	(6,471)	(9,507)
Catalog & Internet	(195)	(2,091)	(3,108)	(6,159)
Operating profit (loss)	(10,095)	7,794	(2,968)	44,795
Unallocated Corporate	(1,879)	(539)	(3,969)	(1,171)
Total	$(11,974)	$7,255	$(6,937)	$43,624

Identifiable Assets	September 30, 2013	December 31, 2012
Health & Wellness	$67,226	$93,821
Candles & Home Décor	175,459	189,147
Catalog & Internet	50,081	50,661
Unallocated Corporate	60,610	101,294
Total	$353,376	$434,923

Note 18. Contingencies

As previously disclosed, the Company, certain of its officers, FVA Ventures, Inc. (“FVA”), ViSalus Holdings, LLC, ViSalus and one of its Founders were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of the Company's common stock during the period March to November 2012. On June 3, 2013, the Company and the other defendants moved to dismiss the then-operative amended complaint.  In lieu of responding to the motion to dismiss, on June 24, 2013 plaintiff filed a second amended complaint, which is currently operative and names as defendants the Company, certain of its officers, ViSalus Holdings, LLC, ViSalus, and a ViSalus co-founder/promoter.  The second amended complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions by certain defendants, including concerning ViSalus's operations and prospects, and further alleges that certain defendants engaged in a fraudulent or deceptive “scheme.”  On August 2, 2013, the Company and the other defendants filed a memorandum of law in support of our motion to dismiss the second amended complaint. On September 12, 2013, plaintiff filed a memorandum of law opposing defendants’ motion to dismiss its second amended complaint, and on October 3, 2013 the Company and the other defendants filed a reply memorandum in support of our motion to dismiss the second amended complaint. The Company believes that it has meritorious defenses to the claims asserted against it and it intends to defend itself vigorously.

The Company is also involved in litigation arising in the ordinary course of business, which, in our opinion, will not have a material adverse effect on our financial position, results of operations or cash flows, including the putative class action described in the first paragraph.

Return to Top

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We formulate and market weight management products, nutritional supplements and energy drinks, as well as home fragrance products and decorative accessories. Our products include meal replacement shakes, nutritional supplements, energy drink mixes, and an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items, personalized gifts and health wellness related products. Our products can be found throughout North America, Europe and Australia. Our financial results are reported in three segments: the Health & Wellness segment (ViSalus), the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Silver Star Brands, formerly known as the Miles Kimball Company).

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

In 2012 we divested our Sterno business, and in 2011 we sold substantially all of the net assets of Midwest-CBK as more fully detailed in Note 3 to the consolidated financial statements.  The results of operations for these businesses have been presented as discontinued operations for all periods presented.

Results of operations - Three and nine months ended September 30, 2013 versus 2012

Net Sales

Net sales for the three months ended September 30, 2013 decreased $89.3 million, or 33%, to $179.5 million, from $268.8 million in the comparable prior year period due to a decrease in the Health & Wellness segment and to a much lesser extent a decrease in the Candles & Home Décor segment.

Net sales for the nine months ended September 30, 2013 decreased $224.2 million, or 26%, to $624.3 million, from $848.5 million in the comparable prior year period due to a decrease in the Health & Wellness segment and to a much lesser extent a decrease in the Candles & Home Décor segment.

Net Sales – Health & Wellness Segment

Net sales for ViSalus decreased $87.5 million, or 52%, to $82.4 million for the three months ended September 30, 2013 from $169.9 million in the comparable prior year period. This decrease was attributed to a decline in North American promoters to more than 49,000 at September 30, 2013 from more than 110,000 at September 30, 2012. International promoters totaled nearly 4,000 at September 30, 2013 reflecting ViSalus's April entry into the United Kingdom.

Net sales for ViSalus decreased $208.6 million, or 42%, to $288.3 million for the nine months ended September 30, 2013 from $496.9 million in the comparable prior year period. As mentioned above, this decline was attributed to a decline in North American promoters.

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite decreased $2.0 million, or 3%, to $67.5 million for the three months ended September 30, 2013 from $69.5 million in the comparable prior year period. This decline reflects the lower levels of sales consultants in North America, partially offset by double digit growth in Australia and Sweden.

PartyLite's European sales during the three months ended September 30, 2013 decreased 2% in local currency, and resulted in an increase of 4% in U.S. dollars. PartyLite's European active independent sales consultants totaled approximately 24,000 at the end of the third quarter both this year and last year. PartyLite's North American sales, comprised of the U.S. and Canada, declined 15% versus the prior year period. Active North American independent sales consultants totaled approximately 14,500 at the end of the third quarter versus over 16,000 last year.

Return to Top

Net sales for PartyLite decreased $20.9 million, or 8%, to $236.3 million for the nine months ended September 30, 2013 from $257.2 million in the comparable prior year period. This decline was mainly due to a 19% decline in North American sales, comprised of the U.S. and Canada, from the prior year due to the aforementioned decline in active independent sales consultants, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

In PartyLite’s European markets sales declined 6% in local currency or 4% in U.S. dollars mainly due to lower sales within the larger, more mature markets.

Net Sales – Catalog & Internet Segment

Net sales for Silver Star Brands increased $0.1 million, to $29.5 million for the three months ended September 30, 2013 from $29.4 million in the comparable prior year period. This increase was primarily due to the improved performance of our health and wellness products as well as higher credit sales offset by lower general merchandise sales.

Net sales for Silver Star Brands increased $5.3 million, or 6%, to $99.7 million for the nine months ended September 30, 2013 from $94.4 million in the comparable prior year period. This increase was primarily due to the improved performance of our health and wellness products as well as higher credit sales offset by lower general merchandise sales.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $64.2 million, or 36%, to $112.5 million for the three months ended September 30, 2013 from $176.7 million in the comparable prior year period. This decrease was principally due to a decline at ViSalus partly offset by increases at PartyLite and Silver Star Brands. The gross profit margin decreased to 62.7% for the three months ended September 30, 2013 from 65.7% for the comparable prior year period primarily due to the impact of lower sales volume at ViSalus, which carries a higher gross margin than our other businesses.

Blyth’s consolidated gross profit decreased $164.4 million, or 29%, to $400.8 million for the nine months ended September 30, 2013 from $565.2 million in the comparable prior year period. This decrease was principally due to a decline at ViSalus and PartyLite due to lower sales slightly offset by an increase in gross profit at Silver Star Brands due to higher sales and a higher gross margin. The gross profit margin decreased to 64.2% for the nine months ended September 30, 2013 from 66.6% for the comparable prior year period primarily due to the impact of lower sales volume at ViSalus, which carries a higher gross margin than our other businesses.

Blyth’s consolidated selling expense decreased $38.5 million, or 31%, to $84.3 million for the three months ended September 30, 2013 from $122.8 million in the comparable prior year period.  This decrease was primarily due to lower commission expenses at ViSalus associated with their sales decline. Selling expense as a percentage of net sales increased to 47.0% for the three months ended September 30, 2013 from 45.7% for the comparable prior year period.

Blyth’s consolidated selling expense decreased $100.4 million, or 26%, to $279.9 million for the nine months ended September 30, 2013 from $380.3 million in the comparable prior year period.  This decrease was primarily due lower commission expenses at ViSalus and PartyLite associated with their sales declines. Selling expense as a percentage of net sales remained constant at 44.8% for the nine months ended September 30, 2013 and 2012.

Blyth’s consolidated administrative and other expenses for the three months ended September 30, 2013 decreased $7.8 million, or 17%, to $38.3 million from $46.1 million in the comparable prior year period. This decline was principally due to declines at all three segments as well as corporate overhead resulting from various cost saving initiatives. In addition, there were several costs that were incurred last year that were not repeated this year, namely fees related to ViSalus's withdrawn stock offering of $4.7 million partly offset by a ViSalus equity incentive credit of $3.4 million. As a percent of net sales, administrative expenses were 21.3% for the three months ended September 30, 2013 and 17.1% for the comparable prior year period. This increase was mostly due to lower sales.

Blyth’s consolidated administrative and other expenses for the nine months ended September 30, 2013 decreased $16.3 million, or 12%, to $123.8 million from $140.1 million in the comparable prior year period. This decline was principally due to declines at PartyLite and Silver Star Brands as well as corporate overhead resulting from various cost saving initiatives, In addition, there were several costs that were incurred last year that were not repeated this year, namely ViSalus equity incentive charges of $9.1 million, ViSalus's withdrawn stock offering fees of $4.7 million and PartyLite restructuring charges associated with the realignment of the North American distribution center of $0.7 million. Partly offsetting these declines were additional expenses at ViSalus to support its International expansion in Europe and infrastructure increases to support the North American business. As a percent of net sales, administrative expenses were 19.8% for the nine months ended September 30, 2013 and 16.5% for the

Return to Top

comparable prior year period. This increase was mostly due to lower sales.

Blyth’s consolidated operating profit (loss) decreased $17.9 million to a loss of $10.1 million for the three months ended September 30, 2013 from a profit of $7.8 million for the comparable prior year period. This decrease was due to declines at ViSalus offset by reduced losses at PartyLite and Silver Star Brands. In addition prior year's operating profit includes an equity incentive credit of $3.4 million partially offset by fees of $4.7 million incurred in connection with ViSalus's withdrawn stock offering.

Blyth’s consolidated operating profit (loss) decreased $47.8 million to a loss of $3.0 million for the nine months ended September 30, 2013 from a profit of $44.8 million for the comparable prior year period. This decrease was due to declines at ViSalus offset by a reduced losses at PartyLite and Silver Star Brands. In addition prior year's operating profit includes equity incentive charges of $9.1 million and fees of $4.7 million in connection with ViSalus's withdrawn stock offering.

Operating Profit (Loss) - Health & Wellness Segment

Operating profit (loss) for ViSalus decreased to a loss of $0.3 million for the three months ended September 30, 2013 from a profit of $23.2 million for the comparable prior year period. This decrease was primarily due to lower sales and additional expenses for increased infrastructure and international expansion in Europe as well as prior year's equity incentive credit of $3.4 million. This was partially offset by fees of $4.7 million incurred last year in connection with ViSalus's withdrawn stock offering. Corporate expenses charged to ViSalus were $1.8 million for the three months ended September 30, 2013 and $2.9 million for the comparable prior year period.

Operating profit for ViSalus decreased to $6.6 million for the nine months ended September 30, 2013 from $60.5 million for the comparable prior year period. This decrease was primarily due to ViSalus's lower sales and additional expenses for increased infrastructure and personnel to support their North American business and international expansion in Europe. This was partially offset by prior year's equity incentive charges of $9.1 million and fees of $4.7 million in connection with ViSalus's withdrawn stock offering. Corporate expenses charged to ViSalus were $6.4 million for the nine months ended September 30, 2013 and $9.4 million for the comparable prior year period.

Operating Loss – Candles & Home Décor Segment

Operating loss for PartyLite was $9.6 million for the three months ended September 30, 2013 compared to $13.3 million for the comparable prior year period principally due to effective cost saving initiatives partly offset by reduced sales. In addition, the prior year loss includes restructuring charges of $0.7 million associated with the realignment of the North American distribution center. Corporate expenses charged to PartyLite were $1.2 million for the three months ended September 30, 2013 and $1.9 million for the comparable prior year period.

Operating loss for PartyLite was $6.5 million for the nine months ended September 30, 2013 compared to $9.5 million for the comparable prior year period principally due to effective cost saving initiatives partly offset by reduced sales. In addition, the prior year loss includes restructuring charges of $2.1 million associated with the realignment of the North American distribution center. Corporate expenses charged to PartyLite were $4.3 million for the nine months ended September 30, 2013 and $6.0 million for the comparable prior year period.

Operating Loss – Catalog & Internet Segment

Operating loss for Silver Star Brands was $0.2 million for the three months ended September 30, 2013 compared to $2.1 million in the comparable prior year. This improvement was due to higher gross profits associated with higher sales in health and wellness products and higher credit sales partly offset by higher credit related expenses. In addition, prior year earnings include an impairment charge of $0.8 million. Corporate expense charged to Silver Star Brands were $0.4 million for the three months ended September 30, 2013 and $0.7 million for the comparable prior year period.

Operating loss for Silver Star Brands was $3.1 million for the nine months ended September 30, 2013 compared to $6.2 million in the comparable prior year period. This improvement was due to higher gross profits associated with higher sales in health and wellness products and higher credit sales partly offset by higher credit related expenses. In addition, prior year earnings include an impairment charge of $0.8 million. Corporate expense charged to Silver Star Brands were $1.5 million for the nine months ended September 30, 2013 and $2.0 million for the comparable prior year period.

Other Expense (Income)

Return to Top

Interest expense increased $0.7 million to $2.3 million for the three months ended September 30, 2013 from $1.6 million in the comparable prior year period. Interest expense increased $0.5 million to $5.0 million for the nine months ended September 30, 2013 from $4.5 million in the comparable prior year period. These increases were principally due to a make-whole interest charge associated with the early retirement of the 5.50% senior notes settled in July 2013.

Interest income decreased $0.2 million to $0.1 million for the three months ended September 30, 2013 from $0.3 million in the comparable prior year period. Interest income decreased $0.7 million to $0.5 million for the nine months ended September 30, 2013 from $1.2 million in the comparable prior year period. These decreases are mainly due to lower invested cash balances.

Foreign exchange and other income was $0.3 million for the three months ended September 30, 2013 compared to $0.8 million in the comparable prior year period. Foreign exchange and other income was $0.5 million for the nine months ended September 30, 2013 compared to $2.1 million in the comparable prior year period. Last year's income includes gains on the sale of investments of approximately $0.8 million.

Our effective tax rate for the three months ended September 30, 2013 was 31.2% which resulted in an income tax benefit of $3.7 million on a loss from continuing operations of $12.0 million. This compares to 42.0% for the three months ended September 30, 2012, which resulted in a tax expense of $3.1 million on a profit from continuing operations of $7.3 million. The effective tax rates for the three months ended September 30, 2013 and 2012 differ from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on certain foreign net operating losses.

Our effective tax rate for the nine months ended September 30, 2013 was 21.6% which resulted in an income tax benefit of $1.5 million on a loss from continuing operations of $6.9 million. This compares to 40.6% for the nine months ended September 30, 2012, which resulted in a provision for income tax expense of $17.7 million on a profit from continuing operations of $43.6 million. The effective tax rates for the nine months ended September 30, 2013 and 2012 differ from the U.S. statutory tax rate primarily as a result of no tax benefit being realized on certain foreign net operating losses.

The net earnings from discontinued operations for the three months and nine months ended September 30, 2012 was $0.6 million and $1.6 million, respectively. This was associated with the Sterno business subsequently sold in October 2012.

The net earnings attributable to noncontrolling interests decreased $3.8 million to $0.2 million for the three months ended September 30, 2013 from $4.0 million in the comparable prior year period. The net earnings attributable to noncontrolling interests decreased $9.5 million to $1.8 million for the nine months ended September 30, 2013 from $11.3 million in the comparable prior year period. These decreases were mainly attributed to lower earnings associated with ViSalus.

Net earnings attributable to Blyth decreased $9.2 million to a net loss of $8.5 million for the three months ended September 30, 2013 from earnings of $0.7 million in the comparable prior year period. Net earnings attributable to Blyth decreased $23.5 million to a net loss of $7.2 million for the nine months ended September 30, 2013 from net earnings of $16.3 million in the comparable prior year period. These decreases were primarily attributable to ViSalus's decreased operating performance offset by improved operating results from PartyLite and Silver Star Brands.

Net earnings attributable to Blyth, Inc. common stockholders decreased $11.9 million to a net loss of $11.2 million for the three months ended September 30, 2013 from earnings of $0.7 million in the comparable prior year period. Net earnings attributable to Blyth, Inc. common stockholders decreased $28.1 million to a net loss of $11.8 million for the nine months ended September 30, 2013 from earnings of $16.3 million in the comparable prior year period.  These decreases were primarily due to ViSalus's decreased operating performance in addition to a charge for dividends paid to noncontrolling interest holders in excess of income earned from noncontrolling interest holders of $2.7 million and $4.6 million for the three and nine months ended September 30, 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased $46.8 million to $82.3 million at September 30, 2013 from $129.1 million at December 31, 2012. This decrease in cash was primarily attributed to the early retirement in July 2013 of our 5.50% Senior Notes due November 1, 2013, the January 2013 payment to ViSalus's equity rights holders, purchases of treasury stock and capital expenditures. These payments were partly offset by new borrowings on long term debt and the collection of a note receivable. Cash held in foreign locations was approximately $44 million and $68 million as of September 30, 2013 and December 31, 2012, respectively.

Net cash used in operating activities from continuing operations was $4.9 million for the nine months ended September 30, 2013 compared to cash provided by continuing operations of $2.8 million for the comparable prior year period. The decrease in

Return to Top

cash from continuing operations reflects a decline mainly due to ViSalus's decreased operating profits partly offset by lower working capital requirements mainly in inventories. Included in net losses for the nine months ended September 30, 2013 were non-cash charges for depreciation and amortization, and stock-based compensation of $9.8 million and $1.4 million, respectively.

Net cash provided by investing activities was $23.8 million for the nine months ended September 30, 2013, compared to a use of $21.1 million for the comparable prior year period. Cash provided by investing activities included the collection of a note receivable of $10.0 million and net proceeds from the sales and purchases of investments of $25.1 million offset by capital expenditures of $11.3 million. The comparable prior year's use of cash reflects capital expenditures of $16.0 million and net sales and purchases of investments of $5.1 million.

Net cash used in financing activities for the nine months ended September 30, 2013 was $65.5 million compared to $45.4 million for the comparable prior year period. This years activity includes repayments on long-term debt of $72.2 million mainly due to the early retirement on our 5.50% Senior Notes, treasury stock repurchases of $10.0 million and payments to ViSalus's equity incentive plan participants of $25.3 million partly offset by borrowing on long term debt of $50.0 million. Last year cash used in financing activities primarily reflected the additional purchase of ViSalus interest of $28.7 million, repayments on long term debt and lease obligations of $8.0 million and treasury stock repurchases of $7.3 million.

We will continue to monitor carefully our cash position, and will only make additional repurchases of outstanding debt or treasury shares and pay dividends when we have sufficient cash surpluses available and are permitted to do so under the terms of the indenture governing our 6.00% Senior Notes due 2017. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any such restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture. Since we incurred a net loss during the period from July 1, 2013 until September 30, 2013, we are currently prohibited under the indenture from paying dividends on or repurchasing our common stock. The indenture specifically permitted us to pay a cash dividend of $0.10 per share on our common stock in October 2013. In addition, the indenture contains a minimum fixed charge coverage ratio that could limit our ability to incur additional debt.

A significant portion of our business is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent promoters and consultants. ViSalus had over 52,700 promoters at September 30, 2013, which represented a decline from over 61,000 promoters at June 30, 2013 and from over 110,700 at September 30, 2012. Management's key areas of focus have included stabilizing and increasing the promoter and consultant base within ViSalus and PartyLite through training and promotional incentives. PartyLite has had several continuous years of decline in the United States and Canada. ViSalus has experienced a decline in its number of promoters since summer 2012. While we are making efforts to stabilize and increase the number of active independent sales promoters and consultants within ViSalus and PartyLite and expand our ViSalus business internationally, it may be difficult to do so. If PartyLite's consultant count and ViSalus's promoters continue to decline it will have a negative impact on our liquidity and financial results.

We anticipate total capital spending of approximately $14.0 million for 2013. A major influence on the forecasted expenditures is our continued investment in ViSalus as well as investments in information technology systems.

In December 2012, we purchased an additional 8.2% of ViSalus which increased our ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and other members of ViSalus exchanged their remaining membership interests for a total of 8,955,730 shares of Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million. The Preferred Stock is redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares.

On October 20, 2003, we issued $100.0 million of 5.50% Senior Notes due on November 1, 2013. On July 10, 2013 these notes were settled for a total of $73.7 million which included make-whole premium expense of $1.2 million. We recorded this loss on extinguishment of this debt associated with the make-whole payment as interest expense in our third quarter.

Return to Top

On May 10, 2013, we issued $50.0 million principal amount of 6.00% Senior Notes due June 30, 2017. The notes bear interest payable semi-annually in arrears on May 15 and November 15. Proceeds from this issuance, together with available funds, were used in July 2013 to retire the outstanding $71.8 million of 5.50% Senior Notes due November 1, 2013 on July 10, 2013. The indenture governing the 6.00% Senior Notes due 2017 contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture.

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

As of September 30, 2013, we had $2.0 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2014.  As of September 30, 2013, no amount was outstanding under this facility.

As of September 30, 2013, we had $1.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of September 30, 2013 and December 31, 2012, Silver Star Brands had approximately $5.7 million and $6.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 3,000,000 shares in addition to 6,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program.  We repurchased approximately 595,000 shares during the nine months ended September 30, 2013. As of September 30, 2013, the cumulative total shares purchased under the new and old program was 7,994,422, at a total cost of approximately $275.0 million. The acquired shares are held as common stock in treasury at cost.

On March 12, 2013, our Board of Directors declared a cash dividend of $0.10 per share on the Company's common stock, for a total dividend payment of $1.6 million.  The dividend was payable to shareholders of record as of April 1, 2013 and was paid on April 15, 2013.

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

On August 8, 2013, our Board of Directors declared a cash dividend of $0.10 per share on the Company's common stock, for a total dividend payment of $1.6 million.  The dividend was payable to shareholders of record as of October 1, 2013 and was paid on October 15, 2013, and was specifically allowed under the indenture.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize foreign exchange forward contracts for operational purposes.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first nine months of 2013. For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of September 30, 2013, we held $6.9 million of short-term bond mutual funds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of September 30, 2013 and December 31, 2012 was $3.0 million and 3.9 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at September 30, 2013 for cash flow hedges was $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of September 30, 2013:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Loss
Euro	$6,300	$1.32	$(146)

The foreign exchange contracts outstanding have maturity dates through August 2014.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

(b) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

PART II

Item 1.  Legal Proceedings.

As previously disclosed, we, certain of our officers, FVA Ventures, Inc. (“FVA”), ViSalus Holdings, LLC, ViSalus and one of its Founders were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of the Company's common stock during the period March to November 2012.   On June 3, 2013, we and the other defendants moved to dismiss the then-operative amended complaint.  In lieu of responding to the motion to dismiss, on June 24, 2013 plaintiff filed a second amended complaint, which is currently operative and names as defendants us, certain of our officers, ViSalus Holdings, LLC, ViSalus, and a ViSalus co-founder/promoter.  The second amended complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions by certain defendants, including concerning ViSalus's operations and prospects, and further alleges that certain defendants engaged in a fraudulent or deceptive “scheme.”  On August 2, 2013, we and the other defendants filed a memorandum of law in support of our motion to dismiss the second amended complaint. On September 12, 2013, plaintiff filed a memorandum of law opposing defendants’ motion to dismiss its second amended complaint, and on October 3, 2013 we and the other defendants filed a reply memorandum in support of our motion to dismiss the second amended complaint. We believe that we have meritorious defenses to the claims asserted against us and we intend to defend ourselves vigorously.

We are also involved in litigation arising in the ordinary course of business, which, in our opinion, will not have a material adverse effect on our financial position, results of operations or cash flows, including the putative class action described in the first paragraph.

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

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of ViSalus's weight-management products, nutritional supplements and energy drinks, PartyLite's candles and accessories and Silver Star Brands' consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to changing preferences our sales may decline. ViSalus's weight-management products and PartyLite's candles represented a substantial portion of our sales in 2012 and 2013. If consumer demand for these products decreased significantly, or ViSalus ceased offering weight-management products without offering a suitable replacement, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

ViSalus and PartyLite depend upon sales by their independent sales forces to drive their businesses, and their failure to continue to recruit, retain and motivate promoters and consultants would harm their business and our financial condition and results of operations.

ViSalus markets its products and the Challenge through its independent promoters using a network marketing model and PartyLite markets its products through its independent consultants primarily using a party plan direct selling model. Both of these marketing systems depend upon the successful recruitment, retention and motivation of a large number of promoters and consultants to offset frequent turnover, which is a common characteristic found in the direct selling industry. Our promoters and consultants may terminate their services at any time. Many of them market and sell our products on a part-time basis and likely engage in other business activities, some of which may compete with us. If ViSalus and PartyLite were unable to grow their promoter and consultant sales forces and reverse declines in their total number of promoters and consultants, our business would be materially harmed. The rates of turnover of ViSalus's and PartyLite's promoters and consultants can be very high and

Return to Top

volatile from time to time, which may materially hinder their abilities to increase their total promoter and consultant counts. Our ability to recruit, retain and motivate promoters and consultants depends on a number of factors, including, but not limited to, our prominence among direct selling companies and the general labor market, the attractiveness of our products and compensation and promotional programs, the number of people interested in direct selling, unemployment levels, economic conditions and demographic and cultural changes in the workforce. ViSalus and PartyLite both rely primarily upon the efforts of their promoters and consultants to attract, train and motivate new promoters and consultants, so our sales directly depend upon their efforts. The failure by ViSalus or PartyLite to recruit, retain and motivate promoters and consultants and to reverse declines in their total number of promoters and consultants could negatively impact sales of their products, which could harm our business, financial condition and results of operations.

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

Return to Top

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

ViSalus's promoters and PartyLite's consultants are independent contractors and, accordingly, neither ViSalus nor PartyLite is in a position to provide the same direction, motivation and oversight as it could if they were its employees. As a result, there can be no assurance that ViSalus's and PartyLite's promoters and consultants will participate in their marketing strategies or plans, accept the introduction of new products or comply with policies and procedures. Extensive federal, state and local laws regulate our businesses, products and programs. While we have implemented policies and procedures that are designed to govern promoter and consultant conduct so that they comply with this regulatory regime, it can be difficult to enforce these policies and procedures because of the large number of promoters and consultants and their independent status. Violations by our promoters or consultants of applicable laws or of our policies and procedures could reflect negatively on our products and operations, harm our business reputation or lead to the imposition of penalties or claims.

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

Return to Top

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

Companies that market their products to consumers through a network of independent promoters can be the subject of negative commentary. For example, starting in late 2012 and continuing in 2013, a hedge fund manager publicly raised allegations regarding the legality of Herbalife's network marketing program and announced that his fund had taken a significant short position regarding Herbalife's common shares, leading to intense public scrutiny of Herbalife's business and network marketing and significant volatility in its stock price. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our stock price. This negative commentary can spread inaccurate or incomplete information about the direct selling industry in general or our products, ingredients, promoters, consultants or programs in particular. The number of our customers and promoters/consultants and our business, financial condition and results of operations may be significantly affected by the public's perception of us and similar companies. This perception is dependent upon opinions concerning:

•	the safety, quality, effectiveness and taste of our products and ingredients;

•	the safety, quality, effectiveness and taste of similar products and ingredients distributed by other companies;

•	our independent sales forces;

•	our promotional and compensation programs; and

•	the direct selling business in general, including the operations of other direct selling companies.

Return to Top

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

In addition, adverse publicity concerning any actual or purported concerns about the quality of our products could have an adverse effect on our business. We monitor our product quality and, from time to time, make changes to the ingredients, packaging, fragrance, color and other matters to take into account changes in consumer preferences, opportunities to improve the quality of our products and other matters. Our failure to maintain the quality of our products would reduce consumer demand and negatively affect our ability to recruit, motivate and retain promoters and consultants, any of which would negatively impact our sales and earnings.

We may incur material product liability claims, which could increase our costs and harm our business, financial condition and results of operations.

ViSalus markets products designed for human consumption. PartyLite and Silver Star Brands primarily market products for consumer use, although some of their products are also intended for human consumption. As such, we may be subject to product liability claims if the use of our products is alleged to have resulted in injury to consumers, whether from consumption or otherwise. We also may be subjected to product liability claims that relate to the use of candles and claims that candles and accessories include inadequate instructions as to their uses or inadequate warnings concerning side effects. We cannot ensure that any of our products will never be associated with consumer injury. In addition, many of our products are manufactured by third-party manufacturers that also provide raw materials, which prevent us from having full control over the ingredients contained in many of our products.

As a marketer of weight-management products, nutritional supplements and energy drinks, ViSalus may be subjected to product-liability claims, including claims related to the use of these products in an inappropriate manner or by inappropriate consumer groups. Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial retentions or deductibles for which we are responsible. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

ViSalus's business of marketing and selling weight-management products, nutritional supplements and energy drinks, PartyLite's business of selling candles and accessories and Silver Star Brands' business of selling a wide variety of consumer products through catalogs and the Internet are highly competitive both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than our businesses. Our current or future competitors may be able to develop products that are comparable or superior to those that we offer, offer competitive products at more attractive prices, adapt more quickly than we do to new technologies, evolving industry trends and standards or consumer requirements, or devote greater resources to the development, promotion and sale of their products than our businesses. For example, ViSalus's Vi-Shape meal replacement product constitutes a significant portion of its sales, and if its competitors develop other weight-management products, nutritional supplements or energy drinks that become more popular than the ViSalus products, demand for ViSalus's products could decline. Competitors in ViSalus's target product market include Herbalife and retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers and retail pharmacies. Competitors in PartyLite's target market

Return to Top

include Yankee Candle and numerous retail establishments, including big-box retailers, that sell a wide variety of candles and accessories. Silver Star Brands competes with numerous general merchandise catalogs, online retailers and retail establishments. In addition, because the industries in which our businesses operate are not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge to compete with us for promoters, consultants and customers.

ViSalus and PartyLite are subject to significant competition for the recruitment of promoters and consultants from other direct selling organizations, including those that market weight-management products, nutritional supplements and energy drinks, candles and home accessories, as well as other types of products. Our competitors for the recruitment of promoters and consultants include direct selling companies such as Amway, Avon, Herbalife, Natura, Nature's Sunshine, Nu Skin, Reliv, Shaklee, Tupperware and USANA. Furthermore, the fact that our promoters and consultants may easily enter and exit our programs contributes to the level of competition that we face. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining promoters and consultants through attractive compensation plans, the maintenance of attractive product portfolios and other incentives.

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

Recently, concerns over the global economy, including the current financial crisis in Europe (including concerns that certain European countries may default in payments due on their national debt) and the resulting economic uncertainty, as well as concerns over unemployment in the United States and Europe, inflation, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased volatility and diminished expectations for the United States and global economies. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items, including all of our products. Factors that could affect consumers' willingness to make such discretionary purchases include general business conditions, levels of unemployment, political uncertainty, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory. The occurrence of these events could harm our business, financial condition and results of operations.

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

Return to Top

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

Since our businesses rely on independent third parties to manufacture and supply many of their products, if these third parties fail to reliably supply products at required levels of quantity and quality, then our business, financial condition and results of operations would be harmed.

All of ViSalus's products are manufactured and supplied by third party manufacturers in the United States based on its formulas (whether owned or licensed). PartyLite manufactures substantially all of its candles, but all of its accessories are manufactured by third parties, primarily based overseas. All of Silver Star Brands' products are manufactured and supplied by third party manufacturers, primarily based overseas. If any of the third party manufacturers were to become unable or unwilling to continue to provide products in required volumes, at suitable quality levels, or if these suppliers fail to maintain compliance with regulatory requirements imposed on the manufacturers of food and nutritional supplements, including the FDA's current good manufacturing practices, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in loss of sales, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns.

Return to Top

If PartyLite is unable to manufacture its candles at required levels of quantity and quality, then our business, financial condition and results of operations could be harmed.

PartyLite manufactures substantially all of its candles. As a result, PartyLite depends upon the uninterrupted and efficient operation of its manufacturing facilities. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation, maintenance and operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies. If either of PartyLite's manufacturing facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with PartyLite's consultants and customers or result in large expenses to repair or replace the facilities, as well as result in other liabilities and adverse impacts. If PartyLite were to become unable to provide products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement third party manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of candles would result in loss of sales by PartyLite, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers instead of PartyLite for the manufacture of its candles could have an adverse effect on sales or result in increased product returns.

PartyLite's manufacturing facilities are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. PartyLite's manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or of satisfying new legal requirements could have a material adverse effect on our business, financial condition or results of operations.

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

Return to Top

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

ViSalus has awarded restricted stock units and non-qualified stock options to its employees and others that vest over a number of years and aggregate approximately 15% of the presently outstanding equity of ViSalus. As these awards vest and shares of ViSalus stock (which we refer to collectively as “ViSalus Plan Shares”) are issued under them, our ownership interest in ViSalus will be diluted. This dilution could reduce our earnings and cash flows, as well as the amount of cash we receive as and when ViSalus declares dividends. The holders of the ViSalus Plan Shares may “put” some or all of their ViSalus Plan Shares to ViSalus (i.e., require ViSalus to purchase them) unless doing so would violate, or be prohibited by, the terms of Blyth's or ViSalus's lending arrangements or would, in the judgment of ViSalus's board of directors, materially adversely affect ViSalus. Should the holders of the ViSalus Plan Shares exercise their put rights, such exercise could reduce our earnings and cash flows as well as the amount of cash available for ViSalus to declare dividends. We and ViSalus will rely on an independent third party appraiser to determine the value of the ViSalus stock at the time the “put” is exercised by the holders of the ViSalus Plan Shares. The third party appraiser will determine that value based on several valuation methodologies of its choosing, which may result in a value of the ViSalus stock that would exceed the price at which such stock would trade if ViSalus were a separately traded public company.

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

Return to Top

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

We depend on international sales for a substantial amount of our total revenue. For the first nine months of 2013, revenue from outside the United States represented 38% of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

•	the acceptability of our products and sales models to international consumers;

•	the interest in ViSalus's and PartyLite's business, products and compensation programs to prospective overseas promoters and consultants;

•	United States and foreign government trade restrictions, including those which may impose restrictions on imports to or from the United States;

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

Return to Top

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

Return to Top

On May 10, 2013, we completed the private sale of $50.0 million aggregate principal amount of 6.00% Senior Notes due 2017. The 6.00% Senior Notes were issued pursuant to an indenture that contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture. Since we incurred a net loss during the period from July 1, 2013 until September 30, 2013, we are currently prohibited under the indenture from paying dividends on or repurchasing our common stock.

The turmoil in the financial markets in recent years could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments and could result in additional impairments to our businesses.

United States and global credit and equity markets have undergone significant disruption in recent years, making it difficult for many businesses to obtain financing on acceptable terms, if at all. In addition, in recent years equity markets have experienced rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. In addition, while our debt is not currently being rated, our future borrowing costs could be affected by short and long-term debt ratings assigned by independent rating agencies if we choose to raise capital with public debt. A decrease in these ratings by the agencies would likely increase our cost of future borrowings and/or make it more difficult for us to obtain financing. In the event current market conditions continue we will more than likely be subject to higher interest costs than we are currently incurring and may be required to provide security to guarantee such borrowings. Alternatively, we may not be able to obtain unfunded borrowings in that amount, which may require us to seek other forms of financing, such as term debt, at higher interest rates and with additional expenses. In addition, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, goodwill and other intangibles, if the valuation of these assets or businesses declines.

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

Return to Top

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

Previously, our businesses have experienced interruptions resulting from upgrades to certain of their information-technology systems that temporarily reduced the effectiveness of their operations. Our information-technology systems depend on global communication providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced system failures in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunication failures and similar events. Despite the implementation of network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our systems. The occurrence of these or other events could disrupt or damage our information-technology systems and inhibit internal operations, the ability to provide service to our promoters, consultants and customers or their ability to access our information systems.

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

Return to Top

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

User growth and engagement on mobile devices depend upon the effective operation of mobile operating systems, networks and standards that we do not control.

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

Our storage of user and employee data subjects us to a number of federal and state laws and regulations governing the collection, storage, handling or sharing of personal data.

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

Return to Top

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

Silver Star Brands' profitability could be adversely affected by increased mailing, printing and shipping costs.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. Future additional increases in postal rates or in paper or printing costs would reduce Silver Star Brands' profitability to the extent that it is unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog circulations.

The operation of Silver Star Brands' credit program, including higher than expected rates of customer defaults, could adversely affect Silver Star Brands' sales and earnings and impact its cash flow from operations.

Silver Star Brands allows some of its customers to purchase products and pay for them with monthly payments over time, which impacts Silver Star Brands' working capital requirements and cash flow from operations. Although customers are selected and dollar limits on their purchases under the program are set using parameters that seek to ensure that most customers will be able to make the monthly payments under the program, some customers default on their obligations under the program and there is a risk that defaults may occur in larger than anticipated amounts. In addition the program may become subject to regulatory regimes including, but not limited to, regulations that might be issued by the Consumer Financial Protection Bureau. The operation of the credit program and the application of such regulatory regimes or changes to them, if either occurs, may affect Silver Star Brands' sales and/or financial performance.

We do not collect sales or consumption taxes in some states.

Return to Top

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

As of September 30, 2013, the New York Stock Exchange (NYSE) reported a short interest of approximately 81.0% of our public float, which was the most heavily shorted stock as a percentage of public float on the NYSE. As of September 30, 2013, we were the most heavily shorted stock as a percentage of public float in the S&P 1500. It is possible that the NYSE short interest reporting system does not fully capture the total short interest and that it could be larger. Due to our limited public float, we are vulnerable to investors taking a “short position” in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. Short sellers expect to make a profit if our common stock declines in value, and their actions and their public statements may cause volatility in our stock price. The existence of such a significant short interest position may lead to continued volatility. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

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

Return to Top

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended September 30, 2013.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	—	—	1,005,578
August 1, 2013 - August 31, 2013	—	—	—	1,005,578
September 1, 2013 - September 30, 2013	—	—	—	1,005,578
Total	—	—	—	1,005,578
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of September 30, 2013, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. The indenture that governs our 6.00% Senior Notes limits and restricts our ability to repurchase our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

Item 3.  Defaults upon Senior Securities.

None.

Return to Top

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6.    Exhibits

10.1	Lease Agreement between FVA Ventures, Inc. d/b/a ViSalus Sciences (Tenant) and Osprey-Troy Officentre, LLC (Landlord) and first amendment to office Lease
10.2^	Amendment to Unity Platform Software and Hosting Services Agreement dated June 1, 2012 between ViSalus, Inc., successor in interest to FVA Ventures, Inc., d/b/a ViSalus Sciences and iCentris, Inc.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
^ Portions of this exhibit have been omitted pursuant to a confidential treatment request. This information has been filed separately with the Securities and Exchange Commission.

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	November 1, 2013	By:/s/Robert B. Goergen
Robert B. Goergen
Chairman and Chief Executive Officer

Date:	November 1, 2013	By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer