Form 10-K
period 2013-12-31
BLYTH INC
filed 2014-03-14
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
           (Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $127.7 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2013 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.
As of February 28, 2014, there were 16,018,189 outstanding shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2014 Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2014 (Incorporated into Part III).

Return to Top

Return to Top

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All of our statements in this annual report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, by way of example, any projections of future earnings, revenue, capital expenditures, cash flow from operations or other financial items; any statements regarding our, PartyLite's, ViSalus's or Silver Star Brands' (formerly known as the Miles Kimball Company) plans, strategies or objectives for future operations, including those related to international expansion of PartyLite's or ViSalus's operations; any statements concerning any proposed new products, developments or marketing campaigns; the outcome of contingencies such as legal proceedings; any statements regarding future domestic or global economic conditions or performance; any statements as to our belief; and any assumptions underlying any forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include words such as “may,” “will,” “estimate,” “intend,” “believe,” “expect” or “anticipate” and any other similar words.
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
• our dependence on sales by independent consultants and promoters and our ability to recruit, retain and motivate them;
• the loss of one or more leading consultants or promoters, for any reason, together with their respective sales organizations;
• the attractiveness of PartyLite's and ViSalus's compensation plans to current and prospective independent consultants and promoters;
• our ability to retain our existing customers or attract new customers;
• our ability to influence or control our consultants and promoters;
• federal, state and foreign regulations applicable to our products (including advertising and labeling), promotional programs and compensation plans;
• susceptibility to excess and obsolete inventory due to changing consumer preferences;
• adverse publicity directed at our products, ingredients, consultants, promoters, programs or business models, or those of similar companies;
• product liability and health-related claims;
• competition;
• an economic downturn;
• our ability to grow our business in existing and new markets, including risks associated with international operations;
• legal actions by or against our independent consultants and promoters;
• our reliance on third-party manufacturers for the supply of products;
• our ability to manufacture candles at required quantity and quality levels;
• disruptions to transportation channels;
• shortages or increases in the cost of raw materials;
• our guarantee of ViSalus's obligation to redeem its preferred stock in December 2017;
• awards made pursuant to ViSalus's Omnibus Incentive Plan;
• our dependence on key employees;

•	certain taxes or assessments relating to the activities of our independent consultants and promoters for which we may
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

Return to Top

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
• increased mailing and shipping costs;
• increased risk and write-offs associated with the Silver Star Brands' credit program;
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

Return to Top

PART I

Item 1.   Business.

(a) General Development of Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is a multi-channel company primarily focused on the direct to consumer market. Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as meal replacement shakes, nutritional supplements, functional foods, energy drink mixes and health wellness related products. Our products can be found throughout North America, comprised of the United States and Canada, Mexico, Europe and Australia.

During the past five years we have acquired a new business and disposed of some of our businesses. In August 2008 we signed an agreement to acquire ViSalus, a network marketing company that sells weight management products, nutritional supplements, functional foods and energy drink mixes, through a series of investments. We have since increased our ownership in ViSalus to 80.9%. In February 2011 we assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. In May 2011, we sold substantially all of the net assets of our Midwest-CBK seasonal, home décor and home fragrance business. In October 2012, we sold our Sterno business, which completed our strategic transformation from a multi-channel marketing company to a direct to consumer marketing company focused on the direct selling and direct marketing channels of distribution. As a result of our strategic transformation, we report our financial results in three business segments: Candles & Home Décor (which currently is our PartyLite business); Health & Wellness (which currently is our ViSalus business); and Catalog & Internet (which currently is our Silver Star Brands business).

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

(b) Financial Information about Segments

We report our financial results in three business segments: Candles & Home Décor, Health & Wellness, and Catalog & Internet. These segments accounted for approximately 44%, 40% and 16% of consolidated net sales, respectively, for the year ended December 31, 2013. Financial information relating to these business segments for the year ended December 31, 2013, the year ended December 31, 2012 and the eleven months ended December 31, 2011 appears in Note 21 to the Consolidated Financial Statements and is incorporated herein by reference.

(c) Narrative Description of Business

Candles & Home Décor Segment

We operate in the Candles & Home Décor segment through PartyLite. PartyLite sells premium candles, reed diffusers and other home fragrance products and related decorative accessories under the PartyLite® name in the United States, Canada, Mexico, Europe and Australia.

Independent Consultants

Within the United States and Canada, which PartyLite defines as its North American market, PartyLite® brand products are sold through independent consultants who are compensated on the basis of PartyLite product sales at parties organized by them and parties organized by consultants recruited by them. Approximately 17,000 active independent North American sales consultants were selling PartyLite products at December 31, 2013 compared to over 19,000 at December 31, 2012. PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold. Products may also be purchased on individual consultants’ websites and, in certain markets, on the corporate shopping website.

Return to Top

At the end of December 31, 2013 and 2012, PartyLite products were sold in Europe by over 30,000 active independent sales consultants. These consultants were the exclusive distributors of PartyLite brand products internationally. PartyLite's international markets include: Australia, Austria, Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Mexico, Norway, Poland, Slovakia, Sweden, Switzerland and the United Kingdom.

Sourcing, Manufacturing and Logistics

PartyLite supports its independent sales consultants with inventory management and control, and satisfies delivery requirements through on-line order entry systems, which are available to independent sales consultants in the United States, Canada, Europe, and elsewhere.

PartyLite manufactures most of its candles using highly automated processes and technologies, as well as certain hand crafting and finishing, and sources nearly all of its home décor products, primarily from independent manufacturers in the Pacific Rim and Europe. PartyLite sources its food products from third party manufacturers in the United States based on its formulas. PartyLite has highly automated distribution facilities in the United States and Europe supporting its business.

Raw Materials

All of the raw materials used for our candles and home fragrance products have historically been available in adequate supply from multiple sources. Some of our ingredients are proprietary to the supplier and may not be easily re-sourced or replaced.

Health & Wellness Segment

We operate in the Health & Wellness segment through ViSalus, which offers a suite of branded weight management products, nutritional supplements, functional foods and energy drink mixes. ViSalus markets its products through the Body by Vi Challenge®, which we refer to as “The Challenge.” The Challenge is a platform that focuses on helping consumers achieve their health and fitness goals over a 90-day period and beyond. The Challenge is also the means by which ViSalus's independent sales promoters introduce ViSalus to prospective customers and promoters by encouraging them to join in The Challenge. Because most people focus their 90-day challenge on health and fitness milestones, promoters are able to promote the use of ViSalus products to assist the new customer in achieving their Challenge goals.

ViSalus markets The Challenge through its independent promoters using a network marketing model, which is a form of direct selling. ViSalus's promoters are independent contractors and earn commissions based on sales of ViSalus products. These sales include those made to customers whom ViSalus's promoters have referred, as well as sales in their sales organizations. After a customer is referred to ViSalus by one of its promoters, ViSalus can establish a direct servicing relationship with the customer, fulfilling orders and delivering products directly to him or her. ViSalus's promoters are not required to purchase any products for their personal use or for resale, although they are free to do so. If a promoter chooses to purchase ViSalus's products, they receive their product at the wholesale price.

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

Products

ViSalus has designed its product line with the goal of providing its customers with the benefits of weight management, nutritional well-being and increased energy. In 2005, ViSalus launched its line of nutritional supplements with the Vi-Pak®, a collection of four dietary supplements which include a patented anti-aging and energy formula, a multi-vitamin and mineral, omega fatty acids and an antioxidant. In 2007, ViSalus extended its product offerings by introducing ViSalus Neuro®, its first drink mix intended to help support healthy energy and maintain mental focus. In 2008, ViSalus entered the weight management category and introduced Vi-Shape®, a meal replacement shake designed with the goal of promoting weight loss through a flavor mix-in system and Vi-Slim® and Vi-Trim® for appetite control and metabolism support. In 2009, ViSalus revised its business model around the launch of The Challenge as the primary product marketing strategy, teaching customers to use

Return to Top

ViSalus's products as part of a lifestyle change to support their weight loss, fitness and increased energy goals. ViSalus sells convenience packages of its products to customers and promoters for use in The Challenge, which we refer to as “Challenge Kits.” Challenge Kits may include products from some or all ViSalus's product categories.

Since 2009, ViSalus has grown its product portfolio to include ViSalus GO® and ViSalus PRO®, for pre- and post-workout energy benefits, the high protein, high fiber Nutra-Cookie™, and ViSalus Vi-Defy®, a superfruit antioxidant drink mix. In 2013, ViSalus introduced Vi Crunch™ Protein Super Cereal and Vi Crunch™ Fusions. Vi Crunch is a high protein, high fiber cereal that can be enhanced by adding crunchy Fusions which provide added flavor and unique health benefits.

Customers and promoters can participate in multiple Challenges which encourages them to use ViSalus's products on an ongoing basis and to sign up for the “auto ship” program so that they automatically receive ViSalus products on a monthly basis. Customers who sign up for auto ship also receive a discount on product purchases. In addition to the Challenge Kits, ViSalus also sells its products separately.

ViSalus also offers individuals the opportunity to benefit from the “3 for free” program, in which individuals who refer three customers who each purchase a Challenge Kit within a given month receive a free Challenge Kit in the following month. The receipt of a free Challenge Kit requires no purchase and is subject to a small processing and shipping fee. Individuals making use of the “3 for free” promotion can continue to receive a free Challenge Kit in each month that at least three of their referred customers purchase Challenge Kits.

ViSalus currently markets its products in five countries. Prior to 2013, ViSalus sold its products only in the United States and Canada. Beginning in 2013, ViSalus entered the European market when it began selling its products in the United Kingdom in April 2013 and in Germany and Austria in February 2014.

Independent Promoters

ViSalus had 35,000 qualified independent North American promoters at December 31, 2013 compared to 76,000 at December 31, 2012, and nearly 2,500 international promoters at the end of 2013, reflecting the entry into the United Kingdom in April 2013. ViSalus defines a “promoter” as a person eligible to receive a commission within the ViSalus promoter compensation plan on the measurement date. Based on the monthly volume of commissionable sales produced by a promoter and his or her sales organizations, the promoter qualifies for higher “ranks,” which provide the promoter with additional bonus and commission opportunities. ViSalus currently has six broad categories of promoter ranks: associate, director, regional director, national director, presidential director and ambassador (the rank of ambassador is further divided into several sublevels).
Customers

ViSalus makes sample products, support materials, training, special events and a compensation program available to its promoters. Each promoter is responsible for growing his or her own business and for conducting marketing activities to attract new customers and enroll other promoters. These activities may include hosting events such as challenge parties; purchasing and using promotional materials; utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners; purchasing inventory for use as samples or for sale; and recruiting, training and mentoring customers and other promoters on how to use our products and/or pursue the ViSalus business opportunity. ViSalus encourages the use of the Vi-Net® technology platform and other popular social media platforms as vehicles for promoters to share their personal and professional successes and promote ViSalus.

Some of ViSalus's promoters, together with their associated sales organizations, generate a large portion of ViSalus's net sales. For example, Nick Sarnicola, one of the founders of ViSalus and his associated sales organization, represented approximately 74% of ViSalus's net sales in 2013. This concentration is a result of the layered structure of ViSalus's independent promoter sales force, which results in all of ViSalus's net sales being attributed to one of two segments of its independent promoter sales force. ViSalus seeks to mitigate the potential risk posed by this sales concentration by developing direct relationships with its promoters at all levels of the organization in order to reduce the risk of losing multiple promoters at one time in the event that a particular promoter were to cease its relationship with ViSalus. Mr. Sarnicola also owns an equity interest in ViSalus which we believe may mitigate the risk that he would terminate his relationship with ViSalus. In addition, ViSalus's promoter enrollment form includes a restriction on solicitation of ViSalus promoters or employees with respect to competing network marketing programs for one year after a promoter’s relationship with ViSalus is ended, although these can be difficult, expensive and time consuming to enforce.

Sourcing, Manufacturing and Logistics

Return to Top

All of ViSalus's products are manufactured and supplied by third-party manufacturers in the United States based on ViSalus formulas or, in the case of the components in the Vi-Pak® and Vimmunity® immune system support supplements, a licensed formula. ViSalus has entered into a long-term supply agreements with third-party manufacturers of many of its key products, including Vi-Shape®, Vi-Crunch™, ViSalus Neuro® and ViSalus Pro™. Ingredients for ViSalus's nutritional supplements are sourced from a variety of manufacturers. While some of the ingredients are unique and at times could be in short supply, we believe that ViSalus carries sufficient inventory of finished goods which, coupled with the level of raw materials maintained by its manufacturers, would enable ViSalus to avoid any material disruption to the business in the event of a shortage of raw materials.

Warranties

ViSalus offers a 30-day money-back guarantee on all of its products. Except for first-time purchasers, who do not have to return their products at all in order to receive a refund, purchasers must return products in re-saleable form within 30 days of purchase in order to receive a refund. Purchasers, including first-time purchasers, are still entitled to receive product credit if they return products after 30 days of purchase provided they are in re-saleable form. ViSalus's return rate was approximately 4.9% in 2013. In addition, in January 2013, ViSalus launched its new Body by Vi Challenge®, pursuant to which ViSalus offers a 90-day money-back results guarantee to participants who are not satisfied with their results after completing their Challenge and who have otherwise complied with the terms of The Challenge.

Catalog & Internet Segment

Silver Star Brands is a direct to consumer business that develops and markets an extensive array of decorative and functional household products, personalized cards, gifts, unique food products and health and wellness products. Silver Star Brands reaches consumers through its websites, catalogs and direct mail campaigns through its brands:

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

Sourcing, Manufacturing and Logistics

Silver Star Brands sources all of its products, primarily from independent manufacturers in the Pacific Rim, and has highly automated distribution facilities in the United States supporting its business.

Product Brand Names

The major brand names under which our Candles & Home Décor segment products are sold are PartyLite® and GloLite by PartyLite®. The key brand names under which our Health & Wellness Segment products are sold are ViSalus®, Vi™ and Body by Vi Challenge®. For the primary brand names under which our Catalog & Internet segment products are sold, see above under “Catalog & Internet Segment.”

Trade names, trademarks and service marks of other companies appearing in this annual report are the property of their respective holders.

Manufacturing, Sourcing and Distribution

In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing, distribution and customer service practices, the application of new technologies and process

Return to Top

control systems, and consolidation and rationalization of equipment and facilities. Net capital expenditures over the past five years have totaled $51.5 million and are targeted at technological advancements, significant maintenance and replacement projects at our manufacturing and distribution facilities and customer service capacity increases. We have also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions.

Customers

Our customers are individuals served by our independent sales consultants or promoters or who purchase products from our catalogs or websites. No single customer accounted for 10% or more of our net sales for the year ended December 31, 2013 or our accounts receivable balance as of December 31, 2013.

Competition

All of our business segments are highly competitive, both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. Some of our competitors have longer operating histories, significantly greater financial, technical, product-development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than ours. Because there are relatively low barriers to entry in all of our business segments, it is relatively easy for new competitors to emerge to compete with all of our businesses. Some of our competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Competition in the Candles & Home Decor segment includes companies selling candles manufactured at lower costs through direct selling and retail channels. Competition in the Health & Wellness segment includes companies selling competitive nutritional supplements and weight-loss management products (including shake mixes, high protein cereals and other functional foods) through direct selling and retail channels. The Catalog & Internet segment is also highly competitive, with longer and better established brands as well as new start-ups in the catalog, internet and brick-and-mortar retail markets.

In the Candles & Home Décor and the Health & Wellness segments we compete for consultants or promoters with other direct selling companies, both those that sell similar products and those that sell other types of products.

Employees

As of December 31, 2013, we had approximately 1,700 full-time employees, of whom approximately 32% were based outside of the United States. Approximately 60% of our employees are non-salaried. We do not have any unionized employees in North America. We believe that relations with our employees are good. Since our formation in 1977, we have never experienced a work stoppage.

Seasonality

Our businesses are seasonal in nature and, as a result, the net sales and working capital requirements of our businesses fluctuate from quarter to quarter. Our Candles & Home Décor and Catalog & Internet businesses tend to achieve their strongest sales in the third and fourth quarters due to increased shipments to meet year-end holiday season demand for our products. The customers of our Health & Wellness business tend to place a lower number of orders in the summer months and toward the end of the year. Our Health & Wellness business may also experience a slight increase in sales during the first two quarters of the year due to the increased focus many people place on weight loss during the post-holiday and pre-summer periods. We expect the seasonality of our businesses to continue in the future, which may cause period-to-period fluctuations in certain of our operating results and limit our ability to predict our future results accurately.

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

Return to Top

Product Claims and Composition

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are regulated by various governmental agencies, including the Food and Drug Administration (the “FDA,”) the Federal Trade Commission (the “FTC,”) the Consumer Product Safety Commission (the “CPSC,”) the Department of Agriculture and the Environmental Protection Agency. Our activities also are regulated by agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.

Pursuant to the Federal Food, Drug and Cosmetic Act (the “FDCA,”) the FDA regulates the formulation, testing, safety, manufacture, packaging, labeling and distribution of conventional foods and dietary supplements (including vitamins, minerals and herbs) and the FTC has jurisdiction to regulate the advertising of these products. The FDCA was amended with respect to all foods (which include both conventional foods and dietary supplements) primarily in 1990 with the Nutrition Labeling and Education Act (the “NLEA,”) and also in 2011 with the FDA Food Safety Modernization Act (the “FSMA”). Under the NLEA, we must follow specific FDA regulations to include mandatory nutrition labeling on both our conventional food and dietary supplement products and we must abide by FDA regulations in order to make any claims that directly or by implication characterize the level of a nutrient in a conventional food or dietary supplement or the relationship between a substance in a conventional food or dietary supplement and a disease or health-related condition. The NLEA prohibits the use of claims that a conventional food or dietary supplement product can be used to diagnose, cure, mitigate, treat or prevent a disease, without preauthorization from the FDA. If the FDA finds that the claims associated with our products are not in compliance with the NLEA framework, we may be subject to enforcement action.

Further, under the FSMA, conventional food and dietary supplement facilities are required to implement preventive controls and contamination mitigation strategies, and the FDA has enhanced inspection and enforcement authorities, including the power to order mandatory recalls, administratively detain products and suspend manufacturing facility registrations. The FDA has also adopted final regulations regarding current Good Manufacturing Practices ("cGMP"), governing the manufacturing, packing and holding of dietary ingredients and dietary supplements. The regulations include provisions related to the design and construction of physical plants, cleaning, proper manufacturing operations, quality control procedures, testing final product or incoming and in-process materials, handling consumer complaints and maintaining records. These regulations are consistent with longstanding cGMP requirements for conventional food products. If we or our suppliers were to be found not in compliance with the FDA's cGMP regulations, it could have a material adverse effect on our results of operations and financial statements.

In the event of any possible contamination or other failure to comply with safety or reporting requirements of FSMA or the FDCA, our businesses could incur the significant costs of a recall or other administrative action and could also be subject to additional FDA enforcement.

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework governing the composition, safety, labeling and marketing of dietary supplements. Under DSHEA, dietary supplement ingredients, which we refer to as “dietary ingredients,” that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been present in the food supply as an article used for food without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a history of use or other evidence of safety establishing that use of the dietary ingredient will reasonably be expected to be safe. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients. In December 2011, the FDA released a draft guidance document intended to assist industry in deciding when a new dietary ingredient notification is necessary and in preparing notifications for submission to the FDA. This draft guidance document is generally considered to expand the FDA's previous interpretation of the regulatory requirements surrounding new dietary ingredient notifications and related issues. If the draft guidance document is finalized similar to its current form, ViSalus may be required to submit substantially more new dietary ingredient notifications than it has previously submitted, which could result in additional costs.

DSHEA also outlines specific parameters for making certain claims for dietary supplements. For example, DSHEA permits certain “statements of nutritional support” to be included in the labeling for dietary supplements without FDA pre-market approval, provided that such statements are submitted to the FDA within 30 days of marketing and bear a label disclosure stating, “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose,

Return to Top

cure, treat or prevent any disease.” A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading.

DSHEA also provides that certain “third-party literature,” such as a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used in connection with the sale of a dietary supplement to consumers without the literature being subject to regulation as labeling. The literature must not be false or misleading, may not promote a particular manufacturer or brand of dietary supplement, must present a balanced view of the available scientific information on the subject matter, must be physically separate from the dietary supplements if displayed in an establishment, and should not have appended to it any information by sticker or any other method. If the FDA determined that our statements of nutritional support or third party literature fail to comply with DSHEA or related FDA implementing regulations prohibiting the use of claims that such products can diagnose, cure, mitigate, treat or prevent disease, we would be prevented from using the claims and subjected to regulatory action.

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

In some countries we are, or regulators may assert that we are, responsible for our consultants' or promoters' conduct and may be requested or required to take steps to ensure that our consultants and promoters comply with local regulations regarding: (1) representations about our products; (2) income representations; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of products in markets in which the products have not been approved, licensed or certified for sale. In some markets improper product claims by consultants or promoters could result in our products being reviewed by regulatory authorities and being classified or placed into another category as to which stricter regulations are applicable or we might be required to make labeling changes.

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

Return to Top

We cannot predict the nature of any future laws, regulations, interpretations or applications or what effect additional regulations or administrative orders would have on our businesses. They could, however, require:

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

International Product Regulations
Products imported to Canada for resale are also subject to extensive Canadian regulations. Certain of ViSalus's products are currently imported to Canada as Natural Health Products (“NHPs”). The product safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution, and sale of NHPs are subject to regulation primarily under the federal Food and Drugs Act (Canada) (the “Canadian FDA,”) and associated regulations, including the Food and Drug Regulations and the Natural Health Products Regulations, and related Health Canada guidance documents and policies (collectively, the “Canadian regulations”). Health Canada approval for marketing authorizations and NHP licenses can take time. The approval time for NHPs can vary depending on the product and the application or submission.

ViSalus's Canadian-branded shakes, cookies and health flavor mix-ins imported for resale in Canada are regulated as foods and are subject to the Canadian FDA and Food and Drug Regulations that, among other things, regulate the labeling, nutrition facts and ingredients of such products.

ViSalus’s products are also subject to extensive country-specific regulations in the countries in which we operate, including in the United Kingdom (e.g., national regulations including the Local Trading Standards Offices), Germany (e.g., the German Unfair Competition Act, German Regulation on food supplements, and German Law on food and feed) and Austria (e.g., the Austrian Trade Law (1994), the Food Safety and Consumer Protection Law (2006), and the Food Code in Austria).
E-Commerce and Data Collection

Our involvement in e-commerce and collection of information regarding employees, independent consultants, promoters and consumers subject our businesses to a number of laws, regulations, administrative determinations, court decisions and similar constraints at the U.S. federal, state and local level and at all levels of government in foreign jurisdictions, governing companies that maintain information regarding their employees, consultants, promoters and consumers or their conduct of business on the Internet. These may involve user privacy, data protection, electronic contracts, consumer protection, taxation and online payment services. For example, the FTC regulates the appropriate collection and protection of personal identifiable information and has issued a number of enforcement actions against companies for using mobile applications or collecting information regarding consumers in a manner that the FTC considers to violate the Federal Trade Commission Act, as amended (the "FTC Act"). United States federal, state and foreign jurisdiction laws and regulations regarding data privacy and protection and e-commerce are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly given the new and rapidly-evolving use of technology in the marketplace. The adoption of new laws and regulations or changes in the interpretations of existing laws and regulations may result in significant compliance costs or otherwise negatively impact our business.

Direct Selling and Network Marketing Programs

Our direct selling and network marketing programs are subject to federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. These regulations generally seek to ensure that product sales are made to consumers and that advancement within an organization is based on sales of products rather than investments in the organization or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which consultants or promoters may earn royalty overrides on sales generated by consultants or promoters that were not directly sponsored by them. While we believe we are in compliance with these regulations, we remain subject to the risk that in one or more markets our marketing systems could be found not to be in compliance with applicable regulations. Failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

Return to Top

The FTC could bring an enforcement action based on practices that are inconsistent with its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”). We have adapted our practices and rules regarding the practices of our consultants and promoters to comply with the revised Guides. However, it is possible that our use, and that of our consultants or promoters, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunities, will be significantly impacted and therefore might negatively impact our sales.

In Canada, our network marketing system is regulated by both national and provincial laws. Under Canada’s Federal Competition Act, we must make sure that any representations relating to compensation to our consultants or promoters or made to prospective new consultants or promoters constitute fair, reasonable, and timely disclosure and that such representations meet other legal requirements of the Federal Competition Act. All Canadian provinces and territories, other than Ontario, have legislation requiring that we register or become licensed as a direct seller within that province to maintain the standards of the direct selling industry and to protect consumers. Some other Canadian provinces require that both we and our consultants or promoters be licensed as direct sellers.
In the United Kingdom, our network marketing system is subject to national regulations of the United Kingdom. Our compensation plan is designed to comply with the United Kingdom’s national requirements, the requirements of the Fair Trading Act of 1973, the Data Protection Act of 1998, the Trading Schemes Regulations of 1997, and other similar regulations. The U.K. Code of Advertising and Sales Promotion regulates our business and trade practices and the activities of our consultants or promoters, while the Trading Standards Office regulates any claims or representations relating to our operations. Our products are regulated by the Medicines and Healthcare Products Regulatory Agency.
In Germany, there is no specific legal regulation covering network marketing company practices. However, under certain circumstances network marketing systems may have to follow the German Unfair Competition Act. Our consultants’ or promoters' conduct is subject to the German statute that governs the conduct of a commercial agent. In addition, direct selling operations are governed by the Industrial Code, which requires direct sellers to hold itinerant trader’s cards. The German Regulation on food supplements and the German Law on food and feed govern vitamin and mineral substances and herbs and other substances, respectively.
In Austria, the Austrian Trade Law of 1994 (Novelle 2002) prohibits the offer of direct sale to an individual consumer of food supplement and cosmetic products. The provision, however, has generally not been enforced in recent years and sales made via the Internet or mail order or made to a non-consumer distributor do not fall under this prohibition. The Austrian Trade Law is predominantly administered through the National Ministry of Economy and Labor. ViSalus’s business operations within Austria are conducted from beyond the borders of Austria, which is the common practice in its industry. ViSalus’s promoters qualify as “traders” for purposes of Austrian state and municipal laws. Traders are regulated by the local chambers of commerce and must obtain licenses from the respective chambers of commerce. Regulation of food supplements and cosmetics is generally harmonized throughout the EU and must conform to EU standards. Austrian-specific food regulations include the Food Safety and Consumer Protection Law (2006), supporting ordinances to this law, the Food Supplement Law, and the Austrian Food Codex, which is primarily administered by the National Ministry of Health, Office for Health and Food Security, and the Local Health Authority.
Compliance Procedures

We have developed compliance functions to identify and investigate specific complaints against consultants and promoters and to remedy any violations of rules by them through appropriate sanctions, including warnings, suspensions and, when necessary, account closures. ViSalus's manuals, seminars and other training programs and materials, in particular, emphasize that promoters are prohibited from making therapeutic claims about our products.

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

Return to Top

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

(d) Financial Information about Geographic Areas

For information on net sales from external customers attributed to the United States and international geographies and on long-lived assets located in and outside the United States, see Note 21 to the Consolidated Financial Statements.

Return to Top

Item 1A.    Risk Factors.

We encounter substantial risks in our business, any one of which may adversely affect our business, results of operations or financial condition. The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in prior reports means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industries in which we operate and will likely be present in all periods. The fact that certain risks are endemic to these industries does not lessen their significance. These risk factors should be read together with the other items in this report, including “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.” We use the terms “we”, “us” or “our” to refer to Blyth, Inc. and its subsidiaries, unless suggested otherwise by the context.

The failure by our businesses to respond appropriately to changing consumer preferences and demand for new products or product enhancements could harm our business, financial condition and results of operations.

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of ViSalus's weight-management products, nutritional supplements, functional foods and energy drink mixes, PartyLite's candles and accessories and Silver Star Brands' consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to changing preferences, our sales may decline. ViSalus's weight-management products and PartyLite's candles represented a substantial portion of our sales in 2012 and 2013. If consumer demand for these products decreases significantly, or ViSalus ceases offering weight-management products without offering a suitable replacement, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

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
and results of operations.

Sales generated by a small number of promoters, together with their associated sales organizations, represent a majority of
ViSalus's net sales. In addition, there are a number of promoters whose generated sales, together with those of their sales organizations, represent in excess of 10% of ViSalus's net sales. In particular, sales generated by one of ViSalus's founders and promoters, Nick Sarnicola, together with his wife and their sales organizations and customers to whom they market represented a substantial percentage of ViSalus's net sales in 2012 and 2013. The loss by ViSalus of one or more of its leading promoters, together with their respective associated sales organizations, or the loss of a significant number of promoters or consultants by
ViSalus or PartyLite for any reason, could negatively impact sales of their products, impair their ability to recruit new promoters or consultants and harm our business, financial condition and results of operations. Over the last year, the total

Return to Top

number of ViSalus’s promoters has declined from 76,000 at December 31, 2012 to 37,000 at December 31, 2013, and over the same period, the number of PartyLite’s total consultants has declined from 54,000 to 52,000.

In general, ViSalus and PartyLite do not have non-competition arrangements with their promoters and consultants that would prohibit them from promoting competing products if they terminate their relationship. Pursuant to agreements that all of
ViSalus's and PartyLite's top promoters and consultants must sign, the promoter or consultant is not permitted to solicit or recruit ViSalus promoters or PartyLite's consultants to participate in any other direct selling company for a period of time following the termination of their agreement. We cannot ensure that ViSalus's promoters or PartyLite's consultants will abide by any non-solicitation obligations or that we will be able to enforce them. Some of ViSalus’s promoters and PartyLite’s consultants have not abided by these non-solicitation agreements following their departure and while we have, in some cases, taken legal action and other steps to seek to enforce these non-solicitation agreements, we have not always been able to do so. If ViSalus's promoters and PartyLite's consultants do not abide by these non-solicitation obligations or if we are unable to enforce them, our competitive position may be compromised, which could harm our business, financial condition and results of operations.

ViSalus's and PartyLite's compensation plans, or changes that are made to those plans, may be viewed negatively by some of their promoters and consultants and could fail to achieve our desired objectives, which could have a negative impact on our business.

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
Many of ViSalus's customers sign up for an automatic monthly shipment of products. ViSalus must continually add new customers to replace those who cancel their auto-shipments and to grow its business over time. Customers choose to cancel their auto-shipments for a wide variety of reasons, many of which are not within ViSalus's control, including the conclusion of their 90-day Challenge, their desire to reduce discretionary spending, product dissatisfaction, their perception that competitive products provide a better value or benefit to them, or customer service issues are not addressed to their satisfaction.

Since we cannot exert the same level of influence or control over our promoters and consultants as we could if they were our own employees, we may be unable to enforce compliance with our policies and procedures, which could result in claims against us.

ViSalus's promoters and PartyLite's consultants are independent contractors and, accordingly, neither ViSalus nor PartyLite is in a position to provide the same direction, motivation and oversight as it could if they were its employees. As a result, there can be no assurance that ViSalus's promoters and PartyLite's consultants will participate in their marketing strategies or plans, accept the introduction of new products or comply with policies and procedures. Extensive federal, state, local and foreign jurisdiction laws regulate our businesses, products and programs. While we have implemented policies and procedures that are designed to govern promoter and consultant conduct so that they comply with this regulatory regime, it can be difficult to enforce these policies and procedures because of the large number of promoters and consultants and their independent status.

Return to Top

Violations by our promoters or consultants of applicable laws or of our policies and procedures could reflect negatively on our products and operations, harm our business reputation or lead to the imposition of penalties or claims.

Our product advertising and promotional programs are subject to a number of federal, state, local and foreign jurisdiction regulations. The failure of our product advertising and promotional programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

The FTC exercises jurisdiction in the United States over product advertising in general and advertising of conventional foods and dietary supplements in particular and has instituted numerous enforcement actions against companies for false and misleading claims and for failure to have adequate substantiation for claims made in advertising. The FTC also regulates promotional offers, including purported “savings” from the regular or suggested retail price of products. In the event that the
FTC pursues an enforcement action against any of our businesses, our businesses could be subject to consent decrees that could limit their ability to make certain claims with respect to their products and require them to pay civil penalties. The National
Advertising Division, which we refer to as the “NAD,” of the Council of Better Business Bureaus serves as an industry sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The system also empowers the NAD to challenge claims that the NAD believes to be misleading, including product benefit claims and purported sales or other discounts off of “regular” prices. The NAD has no independent enforcement authority. However, it can refer cases to the FTC for further action. Failures by any of our businesses to comply with rules, consent decrees and applicable regulations could occur from time to time, which could result in substantial monetary penalties.

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

In general, a “pyramid scheme” is defined as an arrangement in which new participants are required to pay a fee to participate in the organization and then receive compensation primarily for recruiting other persons to participate, either directly or through sales of goods or services that are merely disguised payments for recruiting others. Such schemes are illegal because, without legitimate sales of goods or services to support the organization's continued existence, new participants are exposed to the loss of the fee paid to participate in the scheme. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Our promoters and consultants are paid by commissions based on sales of our products to bona fide purchasers by those promoters or consultants and by their downline promoters or consultants. For this and other reasons we do not believe that we are in

Return to Top

violation of any laws regulating pyramid schemes. However, even though we believe that our distribution practices are currently in compliance with, or exempt from, these laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change, which may require ViSalus or PartyLite to alter their distribution model or cease operations in certain jurisdictions or result in other costs or fines, any of which could harm our business, financial condition and results of operations.

Our products are subject to challenge under California Proposition 65.

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

ViSalus's products are subject to regulation by the FDA and other federal and state authorities as foods, and in many instances, the subset of foods referred to as “dietary supplements.” The FDA regulates, among other things, the composition, safety, labeling and marketing of conventional foods and dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). While ViSalus's products as they are currently marketed are not required to obtain pre-market approval from the FDA, ViSalus must submit a new dietary ingredient notification to the FDA at least 75 days before the initial marketing of any dietary supplement that contains a new dietary ingredient. The FDA may find unacceptable the evidence of safety for any new dietary supplement ViSalus wishes to market, may determine that a particular dietary supplement or ingredient that ViSalus currently markets presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional support that ViSalus uses to support the marketing of a food or dietary supplement conflicts with FDA regulations regarding labeling claims. Any of these actions could prevent ViSalus from marketing particular products or subject it to administrative, civil or criminal penalties. The FDA could also require ViSalus to remove or recall a particular product from the market based on safety issues or a failure to comply with applicable legal and regulatory requirements. Any future recall or removal would result in additional costs to ViSalus, including lost revenues from any additional products that it removes or recalls from the market, any of which could be material. Any product recalls or removals could also lead to liability, including consumer class action lawsuits, substantial costs and reduced growth prospects.

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

Return to Top

Although we intend that ViSalus's products be promoted in compliance with all applicable regulatory requirements, we cannot ensure that aspects of ViSalus's operations will not be reviewed and challenged by regulatory authorities and if challenged, that ViSalus would prevail. Furthermore, we cannot ensure that new laws or regulations, or industry standards and guidelines, governing weight management, nutritional supplements, functional foods or energy drink mixes will not be enacted in the future, which could result in lost sales.

The FTC, state attorneys general, Canadian provincial and federal authorities, state consumer protection agencies in the United
States and similar authorities in foreign jurisdictions regulate fitness, weight loss and nutritional product-advertising claims and require that claims be supported by competent and reliable scientific evidence, where appropriate. The FTC and state attorneys general actively investigate and enforce claims made in weight management and nutritional supplement product advertisements, including for making claims that are too good to be true. ViSalus's marketing materials occasionally include consumer testimonials reporting or depicting specific results achieved by using the product or service generally. Published FTC guidelines state that such claims will be interpreted to mean that the endorser's experience is what others typically can expect to achieve. The FTC requires that advertisers possess adequate proof to back up that claim before making it, or clearly and conspicuously disclose the generally expected performance in the depicted circumstances. The FTC also requires that any material connections between an endorser must be clearly and conspicuously disclosed to consumers at the time of the endorsement.

Although we intend that ViSalus's products be promoted in compliance with these and all applicable regulatory requirements in the markets in which it operates, and specifically intend to avoid making any express weight loss claims in marketing and other promotional material provided to ViSalus's independent promoters, we cannot ensure that aspects of ViSalus's operations will not be reviewed and challenged by regulatory authorities and if challenged, that ViSalus would prevail. Furthermore, we cannot ensure that new laws or regulations, or industry standards and guidelines, governing weight management, nutritional supplements, functional foods or energy drink mixes will not be enacted in the future in any of the markets in which ViSalus does business, resulting in lost sales.

These same laws, regulations, and government guidelines for enforcement and compliance apply to ViSalus's independent promoters. While ViSalus trains promoters and attempts to monitor their marketing practices and materials, we cannot ensure that their promotional activities comply with the foregoing prohibitions on unfair and deceptive trade practices. If ViSalus's promoters are found responsible for violating such restrictions, there can be no assurance that ViSalus could not be held responsible for their conduct.

ViSalus and its promoters must comply with advertising and labeling laws. If ViSalus or its promoters fail to comply with these laws, then ViSalus and its promoters could be subjected to claims, financial penalties and relabeling requirements.

Although the physical labeling of ViSalus's products is not within the control of its promoters, ViSalus's promoters must nevertheless advertise the products in compliance with the extensive regulations governing the promotion and labeling of products intended for human consumption. ViSalus's products are sold principally as conventional foods and dietary supplements and are subject to rigorous FDA and related legal regimens limiting the types of health-benefit claims that can be made for their products. Claims that a product can diagnose, cure, mitigate, treat or prevent a disease, which we refer to as “therapeutic claims,” for example, are not permitted for these products. While ViSalus trains its promoters and attempts to monitor their marketing materials, we cannot ensure that all such materials comply with bans on therapeutic claims. If ViSalus or its promoters fail to comply with these restrictions, then ViSalus and its promoters could be subjected to claims, financial penalties and relabeling requirements. Similarly, the FTC prohibits promoters and endorsers from making any claims for products that are not substantiated with competent and reliable evidence. Although we expect that ViSalus's responsibility for the actions of its promoters in such an instance would be dependent on a determination that ViSalus either controlled or condoned a noncompliant advertising practice, there can be no assurance that ViSalus could not be held responsible for the actions of its promoters.

If we do not respond appropriately to changing consumer preferences, we could be vulnerable to increased exposure to excess and obsolete inventory.

The ability of our businesses to respond to changing consumer preferences and demand for new products or product enhancements and to manage their inventories properly is an important factor in their operations. The nature of their products and the rapid changes in consumer preferences leave them vulnerable to an increased risk of inventory obsolescence. Excess or obsolete inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. ViSalus’s products are meant for human consumption and have limited shelf lives. Our success depends in part on the ability of our businesses to anticipate and respond to these changes, and they may not respond in a

Return to Top

timely or commercially appropriate manner to such changes. The ability of our businesses to meet future product demand will depend, among other things, upon their success in improving their ability to forecast product demand and fulfill customer orders promptly.

Adverse publicity directed at our products, ingredients, promoters, programs or network marketing business model, or those of similar companies, could harm us.

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

ViSalus may be subject to health-related claims from its customers. Adverse publicity, whether or not accurate, could lead to lawsuits or other legal challenges and could negatively impact ViSalus's and our reputation and the market demand for our products.

Customers that suffer health problems may allege that ViSalus's products caused or contributed to the injury or ailment. From time to time, customers may make such allegations on social media, which can be difficult to confront, challenge or refute. In addition, the perception of the safety, quality, effectiveness and taste of our products and ingredients, as well as similar products and ingredients distributed by other companies, could be significantly influenced by media attention (including on social media), publicized scientific research or findings, widespread recalls or product liability claims or other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from the use or misuse of products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of ViSalus's products or similar products, or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use could lead to lawsuits or other legal challenges and could negatively impact ViSalus's and our reputation and the market demand for our products.

We may incur material product liability claims, which could increase our costs and harm our business.

ViSalus markets products designed for human consumption. PartyLite and Silver Star Brands primarily market products for consumer use, although some of their products are also intended for human consumption. As such, we may be subject to product liability claims if the use of our products is alleged to have resulted in injury to consumers, whether from consumption

Return to Top

or otherwise. We also may be subjected to product liability claims that relate to the use of candles and claims that our candles and accessories include inadequate instructions as to their uses or inadequate warnings concerning side effects. We cannot ensure that any of our products will never be associated with consumer injury. In addition, many of our products are manufactured by third-party manufacturers that also provide raw materials, which prevent us from having full control over the ingredients contained in many of our products.

As a marketer of weight-management products, nutritional supplements, functional foods and energy drink mixes, ViSalus may be subjected to product-liability claims, including claims related to the use of these products in an inappropriate manner or by inappropriate consumer groups. Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies and cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial retentions or deductibles for which we are responsible. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

All of our businesses are subject to risks from increased competition, and our failure to maintain our competitive position would harm us.

ViSalus's business of marketing and selling weight-management products, nutritional supplements, functional foods and energy drink mixes, PartyLite's business of selling candles and accessories and Silver Star Brands' business of selling a wide variety of consumer products through catalogs and the Internet are highly competitive both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than our businesses. Our current or future competitors may be able to develop products that are comparable or superior to those that we offer, offer competitive products at more attractive prices, adapt more quickly than we do to new technologies, evolving industry trends and standards or consumer requirements, or devote greater resources to the development, promotion and sale of their products than our businesses. For example, ViSalus's Vi-Shape meal replacement product constitutes a significant portion of its sales, and if its competitors develop other weight-management products, nutritional supplements, functional foods or energy drink mixes that become more popular than the ViSalus products, demand for ViSalus's products could decline. Competitors in ViSalus's target product market include Herbalife and retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers and retail pharmacies. Competitors in PartyLite's target market include Yankee Candle and numerous retail establishments, including big-box retailers, that sell a wide variety of candles and accessories. Silver Star Brands competes with numerous general merchandise catalogs, online retailers and retail establishments. In addition, because the industries in which our businesses operate are not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge to compete with us for promoters, consultants and customers.

ViSalus and PartyLite are subject to significant competition for the recruitment of promoters and consultants from other direct selling organizations, including those that market weight-management products, nutritional supplements, functional foods and energy drink mixes, candles and home accessories, as well as other types of products. Our competitors for the recruitment of promoters and consultants include a large number of direct selling companies, examples of which include Amway, Avon, Herbalife, Natura, Nature's Sunshine, Nu Skin, Reliv, Shaklee, Tupperware and USANA. Furthermore, the fact that our promoters and consultants may easily enter and exit our programs contributes to the level of competition that we face. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining promoters and consultants through attractive compensation plans, the maintenance of attractive product portfolios and other incentives.

If our businesses are unable to compete effectively in their markets, if competition in their markets intensifies or if we are unable to recruit and retain promoters and consultants, our business, financial condition and results of operations would be harmed.

A downturn in the economy may affect consumer purchases of discretionary items such as our products.

Return to Top

Recently, concerns over the global economy, including the recent financial crisis in Europe (including concerns that certain
European countries may default in payments due on their national debt) and the resulting economic uncertainty, as well as concerns over unemployment in the United States and Europe, inflation, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased volatility and diminished expectations for the United States and global economies. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items, including all of our products. Factors that could affect consumers' willingness to make such discretionary purchases include general business conditions, levels of unemployment, political uncertainty, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory.

Our results of operations are significantly affected by our success in increasing sales in our existing markets, as well as opening new markets. As we continue to expand into international markets, our business becomes increasingly subject to political, economic, legal and other risks. Changes in these markets could adversely affect our business.

PartyLite and ViSalus have a history of expanding into new international markets, although ViSalus has a very short history of doing so commensurate with the short history of its business. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. There can be no assurance, however, that we will be able to grow in our existing international markets, enter new international markets on a timely basis or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures, languages and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or to attract local customers. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner.

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

We face diverse risks in our international business.

We depend on international sales for a substantial amount of our total revenue. For the year ended December 31, 2013, revenue from outside the United States represented 42% of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future and we plan to expand further into international markets. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

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

Return to Top

• the laws and policies of the United States, Canada, Australia and certain European countries affecting the importation of goods (including duties, quotas and taxes);
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

ViSalus and PartyLite monitor and review the compliance of their promoters and consultants with their respective policies and procedures as well the laws and regulations applicable to their businesses. From time to time, some promoters and consultants fail to adhere to these policies and procedures. In such cases, ViSalus or PartyLite may take disciplinary action against that promoter or consultant based on the facts and circumstances of the particular case, which may include, for example, warnings for minor violations to termination of the relationship for more serious violations. From time to time, we become involved in litigation with a former promoter or consultant whose relationship has been terminated. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, we may become involved in litigation of this nature that results in a large cash award against us. Our competitors have also been involved in this type of litigation and, in some cases, class actions, where the result has been a large cash award against the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by former promoters or consultants against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain promoters, consultants and customers. We believe that compliance by promoters and consultants with our policies and procedures is critical to the integrity of our business, and, therefore, we will continue to be aggressive in enforcing them. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has an adverse effect on our business.

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

Disruptions to transportation channels that we use to distribute our products may adversely affect us.

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
Congestion in ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs.

Our profitability may be affected by shortages or increases in the cost of raw materials.

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in production requirements, weather or other factors, including supply disruptions due to production or transportation delays. Ingredients for ViSalus's weight-management products, nutritional supplements, functional foods and energy drink mixes are sourced from a variety of third party suppliers. PartyLite sources petroleum based paraffin wax (which is used to manufacture candles) from several suppliers. While the price of crude oil is only one of several factors impacting the price of paraffin, it is possible that fluctuations in oil prices may have a material adverse effect on the cost of petroleum-based products used in the manufacture or transportation of PartyLite's products. In recent years, substantial cost increases for certain raw materials, such as paraffin and paper, negatively impacted our profitability. In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems and other measures to reduce production of greenhouse gases, in response to the potential impacts of climate change. These measures may have an indirect effect on us by affecting the prices of products made from fossil fuels, including paraffin. Given the wide range of potential future climate change regulations and their effects on these raw materials, the potential indirect impact to our operations is uncertain. In addition, climate change might contribute to severe weather in the locations where fossil fuel based raw materials are produced, such as increased hurricane activity in the Gulf of Mexico, which could disrupt the production, availability or pricing of these raw materials. Volatility in the prices of raw materials could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for products to cover any increased costs, and any price increases we implement may result in lower sales volumes. If our businesses are not successful in managing ingredient costs, if they are unable to increase their prices to cover increased costs or if such price increases reduce their sales volume, then such increases could harm our business, financial condition and results of operations.

We have guaranteed ViSalus's obligation to redeem its preferred stock in December 2017, and if we and ViSalus are unable to redeem the preferred stock our ownership in ViSalus may decrease to less than 5%, which could significantly decrease our sales, earnings or cash flows from operations.

In December 2012, in connection with our phased acquisition of ViSalus, ViSalus issued shares of its redeemable convertible preferred stock to the minority owners of ViSalus. ViSalus has agreed to redeem all of the shares of preferred stock on
December 31, 2017, which can be extended with the consent of holders of a majority of the voting power of the preferred stock, for $143.2 million, unless prior to such date ViSalus has made an initial public offering of its common stock with a valuation above a certain threshold. We have guaranteed the performance by ViSalus of its redemption obligation. There can be no assurance that holders of a majority of the voting power of the preferred stock will choose to extend the redemption date beyond December 31, 2017.

Return to Top

In the event that ViSalus does not redeem the preferred stock, each share of preferred stock will become convertible at the holder's sole discretion into 100 shares of common stock of ViSalus. There can be no assurance that any of the holders of the preferred stock will choose to convert the preferred stock into shares of common stock of ViSalus. If all of the preferred stock converted into 100 shares of common stock of ViSalus, our ownership interest in ViSalus would be reduced to approximately 4% of ViSalus, which could significantly decrease our sales, earnings or cash flow from operations.

In the event that we and ViSalus do not have the financial resources to redeem the preferred stock on the redemption date, in lieu of converting the preferred stock into shares of common stock of ViSalus, the holders thereof may seek to enforce the redemption obligations through legal proceedings or otherwise.
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

We depend on the continued services of Robert B. Goergen, our Chairman of the Board; Robert B. Goergen, Jr., our President and Chief Executive Officer and President PartyLite Worldwide; and Robert H. Barghaus, our Chief Financial Officer, as well as the continued services of Ryan Blair, the Chief Executive Officer and co-founder of ViSalus, and Blake Mallen, the Chief Marketing Officer and co-founder of ViSalus. In addition, ViSalus and PartyLite depend upon the continued services of the other members of their current senior management teams, including the relationships that they have developed with ViSalus's and PartyLite's senior independent promoters and consultants. The loss or departure of these key employees could negatively impact ViSalus's and PartyLite's relationship with their senior independent promoters and consultants and harm our business, financial condition and results of operations. If any of these key employees does not remain with us, our business could suffer. The loss of such key employees could negatively impact our ability to implement our business strategy. Our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. Replacing key employees may be difficult and may require an extended period of time because of the limited number of individuals in our industry with the necessary breadth of skills and experience.

We may be held responsible for certain taxes or assessments relating to the activities of our promoters and consultants.

Earnings of promoters and consultants are subject to taxation, and, in some instances, legislation or governmental regulations impose obligations on ViSalus and PartyLite to collect or pay taxes, such as value-added taxes, and to maintain appropriate records. In addition, we may be subject to the risk in some jurisdictions of new liabilities being imposed for social security and similar taxes with respect to promoters or consultants. If local laws and regulations or the interpretation of local laws and regulations change to require ViSalus or PartyLite to treat promoters or consultants as employees, or if promoters or consultants are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather

Return to Top

than independent contractors or agents under existing laws and interpretations, we may be held responsible for social charges and related taxes in those jurisdictions, plus related assessments and penalties.

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

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we increased our ownership in ViSalus, but did not complete any other acquisitions. There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us or be able to finance acquisitions. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. We will not be required to submit acquisitions for stockholder approval, except in certain situations that have not applied to any of our acquisitions and that we do not expect to apply to any future acquisitions. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, covenants in the indenture that govern our 6.00% Senior Notes due 2017 limit or restrict our and our subsidiaries' ability to engage in acquisitions.

The covenants in the indenture that governs our 6.00% Senior Notes due 2017 limits our operating and financial flexibility.

On May 10, 2013, we completed the private sale of $50.0 million aggregate principal amount of 6.00% Senior Notes due 2017.
The 6.00% Senior Notes were issued pursuant to an indenture that contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock, repurchases of ViSalus Plan Shares and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture.

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

Return to Top

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

All of our businesses attempt to protect their intellectual property rights, both in the United States and elsewhere, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. The failure by our businesses to obtain or maintain adequate protection of their intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

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

We also rely on unpatented proprietary information related to some of our formulas and products. It is possible that others will independently develop the same or similar technology or otherwise obtain access to these unpatented formulas or products. In
Canada, the medicinal ingredients in ViSalus's products must be disclosed by quantity. We also possess trade secret rights in our promoter/consultant and customer lists and related contact information. To protect our trade secrets and other proprietary information, we currently require most of our employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot ensure that these agreements will provide meaningful protection for any of our trade secrets, knowhow or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary and/or secret nature of our formulas and products, we could be materially adversely affected. Further, loss of protection for our promoter, consultant and customer lists could harm our ability to recruit and retain promoters, consultants or customers, which could harm our financial condition and results of operations.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names.
We own most of the material trademarks and trade-name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. We rely on these trademarks, trade names, trade dress and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We may not be successful in asserting trademark or trade-name protection against third parties or otherwise successfully defending against a challenge to our trademarks or trade names. In addition, the laws of other countries may not protect our intellectual property rights to the same extent as the laws of the United States. In the event that our trademarks or trade names are successfully challenged, we could be forced to rebrand our products, remove products from the market or pay a settlement, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands and building goodwill in these new brands, trademarks and trade names. ViSalus has agreed not to use “ViSalus” as a trademark, name or product name outside of North America. Further, we cannot ensure that competitors will not infringe our trademarks, pass off themselves or their goods and services as being ours or associated with ours or otherwise depreciate the value of the goodwill associated with our trademarks and trade names or that we will have adequate resources to enforce our trademarks. Infringement of our trademarks or trade names, passing off by a competitor or depreciating the goodwill associated with our trademarks could impair the goodwill associated with our brands and harm our reputation, which could materially harm our financial condition and results of operations.

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

Return to Top

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

Previously, our businesses have experienced interruptions resulting from upgrades to certain of their information-technology systems that temporarily reduced the effectiveness of their operations. Our information-technology systems depend on global communication providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced system failures in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunication failures and similar events. Despite the implementation of network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our systems. The occurrence of these or other events could disrupt or damage our information-technology systems and inhibit internal operations, the ability to provide service to our promoters, consultants and customers or their ability to access our information systems. If we are unable to effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

The Internet plays a major role in our interaction with customers and promoters and consultants. The disruptions described above may make our websites and online services, including but not limited to Vi-Net, unavailable or slow to respond and prevent us from efficiently fulfilling orders, which may reduce our net sales and the attractiveness of our products and services. Risks such as changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy regulations are key concerns related to the Internet. Our failure to respond successfully to these risks and uncertainties could reduce sales, increase costs and damage our relationships.

Management uses information systems to support decision-making and to monitor business performance. We may fail to generate accurate financial and operational reports essential for making decisions at various levels of management. Failure to adopt systematic procedures to maintain quality information-technology general controls could impact management's decision making and performance monitoring, which could disrupt our business. In addition, if we do not maintain adequate controls such as reconciliations, segregation of duties and verification to prevent errors or incomplete information, our ability to operate our business could be limited.

As a result of our online sales, we process, store and transmit large amounts of data, including personal information. If we fail to prevent or mitigate data loss, security breaches or the circumvention of our security measures, our systems could allow data loss or misappropriation of confidential, proprietary and/or personal information - including that of third parties such as promoters, consultants and customers collected in our online businesses - or could interrupt our operations, damage our computers or otherwise harm our reputation and business. Although we have developed systems and processes that are designed to protect this information and prevent data loss and security breaches, such measures cannot provide absolute security. In addition we rely on third party technology, systems and services in certain aspects of our business, including storage encryption and authentication technology to securely transmit confidential information. These third party systems also cannot provide absolute security.

Our storage of user and employee data subjects us to a number of federal, state and foreign laws and regulations governing the collection, storage, handling or sharing of personal data.

We collect, handle, store and disclose personal data collected from users of our websites and mobile applications, as well as our employees, promoters and consultants, and potential and actual purchasers of our products. In this regard, we are subject to a number of U.S. federal, state and foreign laws and regulations. The FTC, state attorneys general and foreign data protection and consumer protection authorities actively investigate and enforce compliance with laws and regulations governing fair information practices, as they are evolving in practice and being tested in courts. These laws, including the FTC Act, could be interpreted in ways that could harm our business, particularly if we are deemed to engage in unfair or deceptive trade practices with regard to our collection, storage, handling or sharing of personal data. Risks attendant upon our conduct of business on the Internet and data collection practices may involve user or employee privacy, data protection, electronic contracts, consumer protection, taxation and online payment services. The adoption of new laws and regulations or changes in the interpretations of existing laws and regulations regarding the storage, handling, collection and sharing of personal data may result in significant compliance costs or otherwise negatively impact our business. Our promoters and consultants also collect, store, handle and process personal data. A violation of law or fair information practices by a promoter or consultant could cause us financial or reputational harm.

Return to Top

User growth and engagement on mobile devices depend upon the effective operation of mobile operating systems, networks and standards that we do not control.

ViSalus relies on its Vi-Net Mobile application suite, which allows promoters and customers to access their Vi- Net accounts and place orders for customers on their smartphones. There is no guarantee that the Vi-Net Mobile application suite will continue to be interoperable with popular mobile operating systems that ViSalus does not control, such as Android, Blackberry and iOS, and any changes in such systems that degrade ViSalus's products' functionality or give preferential treatment to competitive products could adversely affect Vi-Net Mobile application suite usage. Additionally, in order to deliver high quality mobile products, it is important that ViSalus's products work well with a range of mobile technologies, systems, networks and standards that ViSalus does not control. ViSalus may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. If it is more difficult for ViSalus's users to access and use the Vi-Net Mobile application suite on their mobile devices, or if ViSalus's users choose not to access or use the Vi-Net Mobile application suite on their mobile devices or use mobile products that do not offer access to the Vi-Net Mobile application suite, ViSalus's customer and independent promoter growth and retention could be harmed.

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
• the non-deductibility of certain expenditures for tax purposes;
• changes in accounting standards or tax laws and regulations, or interpretations thereof; and
• penalties and/or interest expense that we may be required to recognize on liabilities associated with uncertain tax positions.

A substantial amount of our deferred tax assets include foreign tax credits. We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, some portion or all of the deferred tax assets are unlikely to be realized. Recording of valuation allowances includes estimates and therefore involves inherent uncertainty. We may also be required to record valuation allowances in the future, and our future results and financial condition may be adversely affected if we are required to do so. We may also be affected by future tax regulatory changes since the recordation of deferred tax assets and valuation allowances have been made based on the currently-effective tax regulations.

We do not collect sales or consumption taxes in some states.

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws that attempt to impose obligations on out-of state retailers to collect taxes on their behalf. On May 6, 2013, the U.S. Senate passed legislation that could require Internet retailers to collect sales taxes for state and local governments. The legislation would allow states to force online retailers with more than $1.0 million in annual out-of-state sales to collect sales taxes from all customers and remit those taxes back to state and local governments. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on us. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result

Return to Top

in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

Our business units' profitability could be adversely affected by increased mailing, printing and shipping costs.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. Future additional increases in postal rates or in paper or printing costs would reduce Silver Star Brands' profitability to the extent that it is unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog circulations. The sales volume and profitability of each of our business units could be affected by increased costs to ship our products.

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

As of February 14, 2014, the New York Stock Exchange (NYSE) reported a short interest of approximately 82.3% of our public float, which was the most heavily shorted stock as a percentage of public float on the NYSE. As of December 31, 2013, we were the most heavily shorted stock as a percentage of public float in the S&P 1500. It is possible that the NYSE short interest reporting system does not fully capture the total short interest and that it could be larger. Due to our limited public float, we are vulnerable to investors taking a “short position” in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. Short sellers expect to make a profit if our common stock declines in value, and their actions and their public statements may cause volatility in our stock price. The existence of such a significant short interest position may lead to continued volatility. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

Our stock price has been volatile, has a small public float and is subject to various market conditions.

Return to Top

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the location and approximate square footage of our major manufacturing, distribution, research and development, and office facilities for each of our business segments:

Location	Use	Business Segment	Approximate Square Feet
			Owned	Leased
Arndell Park, Australia	Distribution	Candles & Home Décor	—	38,000
Batavia, IL	Manufacturing, Distribution and Research & Development	Candles & Home Décor	420,000	—
Cumbria, England	Manufacturing and related distribution	Candles & Home Décor	90,000	—
Los Angeles, CA	Office	Health & Wellness	—	15,000
Oshkosh, WI	Distribution	Catalog & Internet	—	386,000
Oshkosh, WI	Office	Catalog & Internet	—	99,625
Plymouth, MA	Office	Candles & Home Décor	100,000	—
Tilburg, Netherlands	Distribution	Candles & Home Décor	442,500	—
Troy, MI	Office	Health & Wellness	—	63,400

Our executive and administrative offices are generally located in leased space (except for certain offices located in owned space).

Item 3.  Legal Proceedings.

We, certain of our officers, FVA Ventures, Inc. (“FVA”), ViSalus Holdings, LLC, ViSalus and one of its Founders were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of our common stock during the period March to November 2012. On June 3, 2013, we and the other defendants moved to dismiss the then-operative amended complaint. In lieu of responding to the motion to dismiss, on June 24, 2013 plaintiff filed a second amended complaint, which is currently operative and names as defendants us, certain of our officers, ViSalus Holdings, LLC, ViSalus, and a ViSalus co-founder/promoter. The second amended complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions by certain defendants, including concerning ViSalus's operations and prospects, and further alleges that certain defendants engaged in a fraudulent or deceptive “scheme.” On August 2, 2013, we and the other defendants filed a memorandum of law in support of our motion to dismiss the second amended complaint. On September 12, 2013, plaintiff filed a memorandum of law opposing defendants’ motion to dismiss its second amended complaint, and on October 3, 2013 we and the other defendants filed a reply memorandum in support of our motion to dismiss the second amended complaint. Oral argument on the motion was held on March 6, 2014. We believe that we have meritorious defenses to the claims asserted against us and we intend to defend ourselves vigorously.

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

Return to Top

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH. The following table provides the closing price range for the Common Stock on the New York Stock Exchange:

	High	Low
Year Ended December 31, 2013
First Quarter	$17.36	$13.45
Second Quarter	19.68	13.34
Third Quarter	15.23	8.70
Fourth Quarter	15.50	10.50

Year Ended December 31, 2012
First Quarter	$39.91	$28.21
Second Quarter	44.60	34.43
Third Quarter	45.57	24.80
Fourth Quarter	26.96	14.73

Many of our shares are held in “street name” by brokers and other institutions on behalf of stockholders, and we had approximately 4,300 beneficial holders of Common Stock as of February 28, 2014.

During the year ended December 31, 2013 and December 31, 2012, the Board of Directors declared cash dividends as follows:

Regular Dividend	December 31, 2013	December 31, 2012
Second Quarter	$0.10	$0.08
Fourth Quarter	$0.10	$0.10

Our ability to pay cash dividends in the future depends upon, among other things, the restrictions and limitations imposed thereon by the indenture governing our 6.00% Senior Notes, our ability to operate profitably and to generate significant cash flows from operations in excess of investment and financing requirements that may increase in the future to, for example, fund acquisitions, meet contractual obligations to acquire the remaining portion of ViSalus that we do not own or retire debt.

The following table sets forth, for the equity compensation plan categories listed below, information as of December 31, 2013:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(b) Weighted-average exercise price of outstanding options, warrants and rights[1]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,500	$63.37	1,707,674
Equity compensation plans not approved by security holders	—	—	—
Total	2,500	$63.37	1,707,674
1 The information in this column excludes 158,630 restricted stock units outstanding as of December 31, 2013.

Return to Top

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	—	$—	—	1,005,578
November 1, 2013 -November 30, 2013	—	—	—	1,005,578
December 1, 2013 -December 31, 2013	—	—	—	1,005,578
Total	—	$—	—	1,005,578
(1) On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of December 31, 2013, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. The indenture that governs our 6.00% Senior Notes limits and restricts our ability to repurchase our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

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

Blyth, Inc. Performance Graph
Comparison Of Total Stockholder Return

500
450
400
350
300
250
200
150
100
50
0

	1/31/2009	1/31/2010	1/31/2011	12/31/2011	12/31/2012	12/31/2013
Blyth	100	214	263	457	252	179
S&P 500	100	130	163	162	188	249
S&P 600 Smallcap	100	139	182	183	213	301

Return to Top

Item 6. Selected Financial Data

Set forth below are selected summary consolidated financial and operating data which have been derived from our audited financial statements.  The information presented below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report. The per share amounts and number of shares outstanding have been retroactively adjusted to give effect to the 2-for-1 stock split implemented June 15, 2012.

In December 2011, we changed our fiscal year-end from January 31 to December 31. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with our other subsidiaries fiscal year end.

	Years ended December 31,			Eleven Months ended December 31,	Years ended January 31,
(In thousands, except per share and percent data)	2013	2012	2011	2011	2011	2010
Statement of Earnings Data:			(Unaudited)	(2)	(2)	(2)
Net sales	$885,450	$1,179,514	$879,090	$827,612	$738,947	$791,737
Gross profit	572,591	787,520	566,246	535,786	465,306	481,766
Operating profit (1)	19,651	84,566	32,237	32,122	49,539	35,027
Earnings from continuing operations before income taxes and noncontrolling interest (3)	14,630	81,142	25,654	27,518	42,144	27,468
Earnings from continuing operations	3,436	49,507	19,135	20,158	27,487	19,981
Net earnings attributable to Blyth, Inc.	2,433	44,002	13,750	16,226	26,591	17,004
Net earnings (loss) attributable to Blyth, Inc. common stockholders	(3,038)	10,046	13,750	16,226	26,591	17,004
Per share data:
Diluted net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.19)	$0.58	$0.83	$0.98	$1.56	$0.95
Cash dividends declared, per share	0.20	0.18	0.85	0.85	0.60	0.60
Diluted weighted average number of common shares outstanding	16,196	17,247	16,656	16,656	17,017	17,868
Operating Data:
Gross profit margin	64.7%	66.8%	64.4%	64.7%	63.0%	60.8%
Operating profit margin	2.2%	7.2%	3.7%	3.9%	6.7%	4.4%
Net capital expenditures	$12,358	$19,393	$7,196	$6,318	$8,192	$5,195
Depreciation and amortization	12,987	11,239	11,207	10,172	11,234	13,529
Balance Sheet Data:
Total assets	$366,777	$434,923	$515,294	$515,294	$508,835	$526,357
Total debt	56,278	78,190	99,883	99,883	110,845	110,796
Total stockholders' equity	$45,622	$58,536	$153,798	$153,798	$252,868	$254,830

(1) Calendar year 2012 and 2011 and fiscal 2011 and 2010 earnings include restructuring charges recorded in the Candles & Home Décor segment of $3.2 million, $3.0 million, $0.8 million and $0.1 million, respectively.
(2) In 2012, we sold our Sterno business and in 2011 we sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 4 to the Consolidated Financial Statements.  The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.
(3) In 2013, we paid make-whole interest expense of $1.2 million for the early retirement of our 5.50% Senior Notes recorded in Interest Expense. In addition, in 2012, we recorded a $1.9 million impairment on a promissory note in addition to other adjustments of $0.3 million, for a net write-down of $1.6 million recorded in Foreign exchange and other.

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

Overview

Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as meal replacement shakes, nutritional supplements, functional foods, energy drink mixes and health wellness related products. Our products can be found throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in three segments: the Candles & Home Décor segment (PartyLite), the Health & Wellness segment (ViSalus) and the Catalog & Internet segment (Silver Star Brands, formerly known as the Miles Kimball Company).

Our current focus is driving sales growth and profitability of our brands so we may leverage more fully our infrastructure, as well as supporting new infrastructure requirements of some of our businesses. New product development continues to be critical to all three segments of our business. In the Candles & Home Décor and Health & Wellness segments, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants and promoters. In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in smaller brands and expand the sales and customer base of our flagship brands.

In 2012 we divested our Sterno business, and in 2011 we sold substantially all of the net assets of Midwest-CBK as more fully detailed in Note 4 to the consolidated financial statements. The results of operations for these businesses have been presented as discontinued operations for all periods presented.

Segments

Within the Candles & Home Décor segment, we design, manufacture or source, market and distribute an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand. Products in this segment are sold through networks of independent sales consultants. PartyLite brand products are sold in the United States, Canada, Mexico, Europe and Australia.

Within the Health & Wellness segment, we operate ViSalus, which is focused on selling meal replacement shakes, nutritional supplements, functional foods and energy drink mixes. Products in this segment are sold through networks of independent sales promoters. ViSalus brand products are sold in the United States, Canada, the United Kingdom, Germany and Austria.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase or decrease of certain items included in our Consolidated Statements of Earnings (Loss):

Return to Top

	Percentage of Net Sales				Percentage Increase (Decrease) from Prior Period
	Years ended			Eleven months ended
	12/31/2013	12/31/2012	12/31/2011	12/31/2011	Year ended 12/31/13 compared to year ended 12/31/12	Year ended 12/31/12 compared to year ended 12/31/11
		(1)	(unaudited) (1)	(1)
Net sales	100.0	100.0	100.0	100.0	(24.9)	34.2
Cost of goods sold	35.3	33.2	35.6	35.3	(20.2)	25.3
Gross profit	64.7	66.8	64.4	64.7	(27.3)	39.1
Selling	43.8	43.8	43.6	43.7	(24.9)	34.6
Administrative	18.6	15.8	17.1	17.2	(11.6)	24.0
Operating profit	2.2	7.2	3.7	3.9	(76.8)	162.3
Earnings from continuing operations	0.3	3.1	2.3	2.6	(93.3)	82.0
(1)  In 2012, we sold our Sterno business and in 2011 we sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 4 to the Consolidated financial statements.  The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.

For the year ended December 31, 2013 compared to the year ended December 31, 2012

Net Sales

Net sales decreased 25%, or approximately $294.0 million, to $885.5 million for the year ended December 31, 2013 from $1,179.5 million for the year ended December 31, 2012 due to a decrease in the Health & Wellness segment and to a much lesser extent a decrease in the Candles & Home Décor segment. Net sales in our Catalog & Internet segment increased 3% over the prior year.

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite decreased $26.5 million, or 6%, to $390.8 million for the year ended December 31, 2013 from $417.3 million in the prior year. This decline was mainly due to a 17% decline in North American sales due to a decline in active independent sales consultants to approximately 17,000 this year from approximately 19,000 last year, as well as fewer shows, which results in fewer opportunities to promote our products and recruit new consultants.

In PartyLite’s European markets sales declined 6% in local currency or 2% in U.S. dollars mainly due to lower sales within the larger, more mature markets partly offset by higher sales in Austria and Finland. In addition, PartyLite Australia sales increased 27% in local currency or 17% in U.S. dollars mainly due to growing consultant counts. PartyLite's European independent consultant count was over 30,000 at December 31, 2013 and at December 31, 2012.

Net sales in the Candles & Home Décor segment accounted for approximately 44% of total Blyth net sales for the year ended December 31, 2013 compared to 35% in the prior year.

Net Sales – Health & Wellness Segment

Net sales for ViSalus decreased $272.3 million, or 44%, to $351.2 million for the year ended December 31, 2013 from $623.5 million in 2012. This decrease was attributed to a decline in North American promoters to approximately 35,000 at December 31, 2013 from approximately 76,000 at December 31, 2012. International promoters totaled nearly 2,500 at December 31, 2013 reflecting ViSalus's entry into the United Kingdom in April 2013. Net sales in the Health & Wellness segment represented approximately 40% of total Blyth net sales for the year ended December 31, 2013 compared to 53% in the prior year.

Net Sales – Catalog & Internet Segment

Return to Top

Net sales for Silver Star Brands increased $4.8 million, or 3%, to $143.5 million for the year ended December 31, 2013 from $138.7 million in the prior year. This increase was primarily due to the improved performance of our health, wellness and beauty products as well as higher sales associated with the credit program. These increases were partly offset by lower general merchandise sales. Net sales in the Catalog & Internet segment accounted for approximately 16% of total Blyth net sales for the year ended December 31, 2013 compared to 12% in the prior year.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $214.9 million, or 27%, to $572.6 million for the year ended December 31, 2013 from $787.5 million for the year ended December 31, 2012. This decrease was principally due to the impact of lower sales. In addition, gross margin declined to 64.7% for the year ended December 31, 2013 from 66.8% for the prior year, principally due to a reduction at ViSalus partly offset by improvements at PartyLite and Silver Star Bands.

Blyth’s consolidated selling expenses decreased $128.4 million, or approximately 25%, to $388.0 million for the year ended December 31, 2013 from $516.4 million for the year ended December 31, 2012. This decrease was primarily due to lower commission expenses at ViSalus and PartyLite associated with their sales declines. Selling expenses as a percentage of net sales remained constant at 43.8% when compared to the prior year.

Blyth’s consolidated administrative and other expenses decreased $21.5 million, or 12%, to $165.0 million for the year ended December 31, 2013 from $186.5 million for the year ended December 31, 2012. This decline was principally due to charges at ViSalus in 2012, including equity incentive charges of $11.3 million and ViSalus's withdrawn stock offering fees of $4.7 million, as well as prior year charges at PartyLite associated with the realignment of the North American distribution center of $1.6 million. In addition, corporate expenses declined from the prior year due to cost saving initiatives as well as the elimination of executive and employee bonuses. Partly offsetting these declines was an increase at ViSalus related to its International expansion in Europe. Administrative expenses as a percentage of net sales increased to 18.6% for the year ended December 31, 2013 from 15.8% for the prior year principally due to lower sales.

Blyth’s consolidated operating profit decreased $64.9 million to $19.7 million for the year ended December 31, 2013 from $84.6 million for the year ended December 31, 2012.  This decrease was principally due to lower sales and operating profit at ViSalus offset by increases in operating profits at PartyLite and Silver Star Brands. In addition prior year's operating profit includes equity incentive charges of $11.3 million, fees of $4.7 million in connection with ViSalus's withdrawn stock offering, PartyLite's restructuring charges of $3.2 million associated with the realignment of the North American distribution center and Silver Star Brands' intangible impairment charge of $0.8 million.

Operating Profit – Candles & Home Décor Segment

Operating profit for PartyLite increased to $21.2 million for the year ended December 31, 2013 from $20.4 million for the prior year. Prior year profit includes restructuring charges of $3.2 million associated with the realignment of the North American distribution center. Corporate expenses charged to PartyLite were $5.9 million this year and $7.5 million last year.

Operating Profit (Loss) - Health & Wellness Segment

Operating loss for ViSalus was $1.1 million for the year ended December 31, 2013 compared to a profit of $69.2 million for the prior year. This decrease was primarily due to ViSalus's sales decline in North America and, to a lesser extent, additional expenses to support their international expansion in Europe. ViSalus's prior year operating profit includes equity incentive charges of $11.3 million and fees of $4.7 million in connection with ViSalus's withdrawn stock offering. Corporate expenses charged to ViSalus were $8.9 million this year and $11.8 million last year.

Operating Loss – Catalog & Internet Segment

Operating loss for Silver Star Brands decreased to $0.4 million for the year ended December 31, 2013 from $5.0 million for the prior year. This improvement was principally due to the impact of increased sales. In addition, last year's loss includes an intangible impairment charge of $0.8 million. Corporate expense charged to Silver Star Brands were $2.0 million this year and $2.6 million last year.

Other Expense (Income)

Return to Top

Interest expense decreased $0.1 million to $6.0 million for the year ended December 31, 2013 from $6.1 million in the prior year. This decline was due to lower average outstanding debt this year versus last year offset by a make-whole interest charge of $1.2 million incurred in 2013 associated with the early retirement of the 5.50% senior notes settled in July 2013.

Interest income decreased $1.1 million to $0.6 million for the year ended December 31, 2013 from $1.7 million in the prior year, mainly due to lower invested average cash balances as well as prior year's interest income of $0.7 million received on a promissory note.

Foreign exchange and other income was $0.4 million for the year ended December 31, 2013 compared to $0.9 million in the prior year. This decline was due to this year's losses on the sale of investments of $0.3 million compared to last year's gain on the sale of investments of $1.0 million. Last year's foreign currency exchange rate gains were partly offset by a $1.9 million impairment on a promissory note in addition to other adjustments of $0.3 million, for a net write-down of $1.6 million recorded in Foreign exchange and other.

Income tax expense decreased $20.4 million to $11.2 million for the year ended December 31, 2013 from $31.6 million in the prior year.  This decrease was due primarily to a decrease in the pretax income. The effective tax rate was 76.5% in 2013 compared to 39.0% for 2012. The increase in the effective tax rate was due primarily to valuation allowances on certain foreign net operating losses, as well as the tax impact of a dividend received from ViSalus, a non-consolidated domestic subsidiary for tax purposes.

The net earnings from discontinued operations for the year ended December 31, 2012 was $7.7 million. The net earnings for the year ended December 31, 2012 include $5.5 million related to the gain on sale of Sterno as well as net operating earnings of $2.2 million from the business during the period January 1, 2012 through its disposition date in October 2012.

The net earnings attributable to noncontrolling interests decreased $12.2 million to $1.0 million for the year ended December 31, 2013 from $13.2 million in the prior year. This decrease was mainly attributed to lower earnings associated with ViSalus.

Net earnings attributable to Blyth, Inc. decreased $41.6 million to $2.4 million for the year ended December 31, 2013 from $44.0 million in the prior year.  This decrease was primarily attributable to ViSalus's decreased operating performance partly offset by improved operating results at Silver Star Brands.

Net earnings (loss) attributable to Blyth, Inc. common stockholders decreased $13.0 million to a loss of $3.0 million for the year ended December 31, 2013 from income of $10.0 million in the prior year. This decrease was primarily due to ViSalus's decreased operating performance in addition to a charge for accretion to redemption value for ViSalus redeemable preferred stock of $5.5 million. Included in prior year's earnings attributable to Blyth, Inc. was a $34.0 million charge for exchange of redeemable preferred stock in excess of fair value.

For the year ended December 31, 2012 compared to the year ended December 31, 2011

Net Sales

Net sales increased $300.4 million, or approximately 34%, to $1,179.5 million for the year ended December 31, 2012 from $879.1 million for the year ended December 31, 2011 due to increases within the Health & Wellness segment.

Net Sales – Candles & Home Décor Segment

Net sales in the Candles & Home Décor segment decreased $78.4 million, or 16%, to $417.3 million for the year ended December 31, 2012 from $495.7 million in the comparable prior year. This decrease was mainly due to the decline in PartyLite’s European markets of 16% in U.S. dollars or 10% in local currency, principally due to lower sales in Germany, France and the United Kingdom. PartyLite’s active independent European sales consultant base decreased from approximately 34,000 at December 31, 2011 to approximately 30,000 at December 31, 2012. PartyLite Europe represented approximately 62% of PartyLite’s worldwide net sales for the year ended December 31, 2012 and the comparable prior year.

PartyLite’s U.S. sales decreased 19% from the prior year due to a decline in active independent sales consultants from approximately 19,000 at December 31, 2011 to approximately 15,000 at December 31, 2012, as well as fewer shows, resulting in less opportunity to promote our products and recruit new consultants.

Return to Top

Net sales in the Candles & Home Décor segment accounted for approximately 35% of total Blyth net sales for the year ended December 31, 2012 compared to 57% in the comparable prior year.

Net Sales – Health & Wellness Segment

Net sales in the Health & Wellness segment increased $393.0 million, or 171%, to $623.5 million for the year ended December 31, 2012 from $230.5 million in the comparable prior year. This increase was attributed to ViSalus’s growth as a result of an increase in promoters to approximately 76,000 at December 31, 2012 from approximately 59,000 at December 31, 2011, as well as increased demand for its products. Net sales in the Health & Wellness segment represented approximately 53% of total Blyth net sales for the year ended December 31, 2012 compared to 26% in the comparable prior year.

Net Sales – Catalog & Internet Segment

Net sales in the Catalog & Internet segment decreased $14.2 million, or 9%, to $138.7 million for the year ended December 31, 2012 from $152.9 million in the comparable prior year. This decrease was due to soft demand for general merchandise products as well as a planned reduction in circulation for general merchandise catalogs, partly offset by an increase in sales and circulation for health and wellness products. Net sales in the Catalog & Internet segment accounted for approximately 12% of total Blyth net sales for the year ended December 31, 2012 compared to 17% in the comparable prior year.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit increased $221.3 million, or 39%, to $787.5 million for the year ended December 31, 2012 from $566.2 million for the year ended December 31, 2011. This increase was principally due to an increase in ViSalus's gross profit due to higher sales volume partly offset by a decline for PartyLite due to lower sales and restructuring charges associated with the realignment of the PartyLite North American distribution center of $1.6 million and lower gross profits at Silver Star Brands due to lower sales. The gross profit margin increased to 66.8% for the year ended December 31, 2012 from 64.4% for the year ended December 31, 2011 principally due to higher sales volume in ViSalus, which carries a higher gross margin than our other businesses.

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

Blyth’s consolidated administrative expenses increased $36.1 million, or 24%, to $186.5 million for the year ended December 31, 2012 from $150.4 million for the year ended December 31, 2011. This increase was principally due to additional employee expenses at ViSalus of $23.3 million, credit card fees of $6.1 million associated with ViSalus's sales growth, fees incurred by ViSalus for their withdrawn stock offering of $4.7 million and PartyLite restructuring charges associated with the realignment of the North American distribution center of $1.6 million. This was partly offset by lower equity incentive charges of $11.3 million incurred this year versus $27.1 million last year and by lower headcount at PartyLite. Administrative expenses as a percentage of net sales decreased to 15.8% for the year ended December 31, 2012 from 17.1% for the comparable prior year.

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

Operating Profit – Candles & Home Décor Segment

Operating profit in the Candles & Home Décor segment decreased to $20.4 million for the year ended December 31, 2012 from $30.3 million for the comparable prior year principally due to lower sales. Earnings include restructuring charges of $3.2 million for the year ended December 31, 2012 and $3.0 million for the comparable prior year. Corporate expenses and other allocated costs to the Candles & Home Décor Selling segment were $7.6 million for the year ended December 31, 2012 and $11.3 million for the year ended December 31, 2011.

Operating Profit - Health & Wellness Segment

Return to Top

Operating profit in the Health & Wellness segment increased to $69.2 million for the year ended December 31, 2012 from $2.6 million for the comparable prior year. This improvement was primarily due to ViSalus's significantly higher sales partially offset by costs incurred by ViSalus for their withdrawn stock offering fees of $4.7 million and reduced equity incentive charges of $11.3 million for the year ended December 31, 2012 and $27.1 million for the comparable prior year. Corporate expenses and other allocated costs to the Health & Wellness segment were $11.6 million for the year ended December 31, 2012 and $5.5 million for the year ended December 31, 2011.

Operating Loss – Catalog & Internet Segment

Operating loss in the Catalog & Internet segment increased to $5.0 million for the year ended December 31, 2012 from $0.6 million for the comparable prior year. This increased loss was primarily due to lower sales and an impairment charge of $0.8 million. Partly offsetting this loss were lower overhead costs resulting from cost management programs. Corporate expense and other allocated costs to the Catalog & Internet segment were $2.6 million for the year ended December 31, 2012 and $3.7 million for the year ended December 31, 2011.

Other Expense (Income)

Interest expense decreased $0.4 million to $6.1 million for the year ended December 31, 2012 from $6.5 million in the comparable prior year. This decline was due to lower average outstanding debt this year versus last year, primarily related to repurchases of our Senior Notes.

Interest income increased $0.3 million to $1.7 million for the year ended December 31, 2012 from $1.4 million in the comparable prior year, mainly due to interest income received of $0.7 million on a promissory note and higher interest rates on invested cash balances.

Foreign exchange and other income was $0.9 million for the year ended December 31, 2012 compared to a loss of $1.5 million in the comparable prior year. This increase was mainly due to this year's foreign currency exchange rate gains partly offset by a $1.9 million impairment on a promissory note in addition to other adjustments of $0.3 million, for a net write-down of $1.6 million recorded in Foreign exchange and other compared to a prior year loss on impairment of an auction rate security investment of $1.3 million.

Income tax expense increased $25.1 million to $31.6 million for the year ended December 31, 2012 from $6.5 million in the comparable prior year.  The increase in income tax expense was due primarily to an increase in the pretax income in the United States and a valuation allowance recorded against various foreign losses, as well as a $2.3 million benefit recorded in the prior year as a result of the closure of income tax audits and a $2.3 million beneficial tax impact of the release of a valuation allowance previously recorded against a federal net operating loss carryforward also recorded in the prior year. The effective tax rate was 39.0% in 2012 compared to 25.4% for 2011. The increase in the effective tax rate was due primarily to no tax benefit being realized on certain foreign net operating losses as well as the tax impact of a dividend received from a non-consolidated domestic subsidiary. The decrease in the effective rate for 2011 was primarily due to a $2.3 million tax benefit recorded in the current year as a result of a favorable closure of audits previously accrued for and a tax benefit of $2.3 million recorded as the result of a valuation allowance release related to a federal net operating loss carryforward.

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

The net earnings attributable to noncontrolling interests increased $14.0 million to $13.2 million for the year ended December 31, 2012 from a loss of $0.8 million in the comparable prior year. This increase was due to higher earnings associated with ViSalus partly offset by a decrease in the ownership of the noncontrolling stockholders.

Net earnings increased $30.2 million to $44.0 million for the year ended December 31, 2012 from $13.8 million in the comparable prior year.  The increase was primarily attributable to ViSalus's improved operating performance and gain on sale of Sterno, partly offset by lower operating results from PartyLite and Silver Star Brands.

Seasonality

Return to Top

Our businesses are seasonal in nature and, as a result, the net sales and working capital requirements of our businesses fluctuate from quarter to quarter. Our Candles & Home Décor and Catalog & Internet businesses tend to achieve their strongest sales in the third and fourth quarters due to increased shipments to meet year-end holiday season demand for our products. The customers of our Health & Wellness business tend to place a lower number of orders in the summer months and toward the end of the year. Our Health & Wellness business may also experience a slight increase in sales during the first two quarters of the year due to the increased focus many people place on weight loss during the post-holiday and pre-summer period.We expect the seasonality of our businesses to continue in the future, which may cause period-to-period fluctuations in certain of our operating results and limit our ability to predict our future results accurately.

Liquidity and Capital Resources

Cash and cash equivalents decreased $14.3 million to $114.8 million at December 31, 2013 from $129.1 million at December 31, 2012. This decrease in cash was primarily attributed to the early retirement in July 2013 of our 5.50% Senior Notes due November 1, 2013, the January 2013 payment to ViSalus's equity incentive plan participants, purchases of investments, capital expenditures and purchases of treasury stock. These payments were partly offset by new borrowings on long term debt, proceeds from sale of investments and the collection of a note receivable as well as positive cash flow from operations. Cash held in foreign locations was approximately $58 million and $68 million as of December 31, 2013 and 2012, respectively.

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $32.4 million in cash from continuing operations for the year ended December 31, 2013 compared to $54.7 million for the year ended December 31, 2012. Cash from continuing operations reflects a decline mainly due to ViSalus's decreased operating profits partly offset by lower working capital requirements mainly in inventories.  Included in earnings for the year ended December 31, 2013 were non-cash charges for depreciation and amortization of $13.0 million and stock-based compensation of $1.7 million.

Net cash provided by investing activities was $19.9 million for the year ended December 31, 2013, compared to $9.0 million for the year ended December 31, 2012. Cash provided by investing activities included the collection of a note receivable of $10.0 million and net proceeds from the sales and purchases of investments of $23.6 million offset by capital expenditures of $12.4 million. Cash provided by investing activities in the prior year reflects proceeds from the sale of Sterno of $23.5 million and net proceeds from the sales and purchases of investments of $6.2 million partly offset by capital expenditures of $19.4 million.

Net cash used in financing activities for the year ended December 31, 2013 was $67.5 million compared to $133.7 million for the year ended December 31, 2012. This year's activity includes repayments on long-term debt of $72.4 million mainly due to the early retirement of our 5.50% Senior Notes, treasury stock repurchases of $10.0 million and payments to ViSalus's equity incentive plan participants of $25.3 million partly offset by borrowing on long term debt of $50.0 million. Last year's cash used in financing activities primarily reflected the additional purchase of ViSalus interest of $89.2 million, repayments on long term debt of $21.7 million and treasury stock repurchases of $13.4 million.

We will continue to monitor carefully our cash position, and will only make additional repurchases of treasury shares or pay dividends when we have sufficient cash surpluses available and are permitted to do so under the terms of the indenture governing our 6.00% Senior Notes due 2017. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock, repurchases of ViSalus plan shares and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any such restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture. The indenture also restricts us from incurring additional debt if we do not meet a liquidity ratio. In October 2013, the indenture specifically permitted us to pay a cash dividend of $0.10 per share on our common stock. During the year ended December 31, 2013, we paid $3.2 million in dividends, compared to $3.0 million for the year ended December 31, 2012.

A significant portion of our business is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants and promoters. PartyLite has had several continuous years of decline in the United States and Canada. ViSalus had over 37,000 promoters at December 31, 2013, which represented a decline from over 52,000 promoters at September 30, 2013 and from over 76,000 at December 31, 2012. ViSalus has experienced a decline in its number of promoters since the summer of 2012. Management's key areas of focus have included stabilizing and increasing the consultant and promoter base within PartyLite and ViSalus through training and promotional incentives. While we are making efforts to

Return to Top

stabilize and increase the number of active independent sales consultants and promoters within PartyLite and ViSalus and expand our ViSalus business internationally, it may be difficult to do so. If PartyLite's consultant count and ViSalus's promoters continue to decline it will have a negative impact on our liquidity and financial results.

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

On October 20, 2003, we issued $100.0 million of 5.50% Senior Notes due on November 1, 2013. On July 10, 2013 these notes were settled for a total of $73.7 million which included make-whole interest expense of $1.2 million. We recorded this loss on extinguishment of this debt associated with the early retirement of this obligation as interest expense in our third quarter.

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

As of December 31, 2013, we had $2.4 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2015.  As of December 31, 2013, no amount was outstanding under this facility.

As of December 31, 2013, we had $1.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of December 31, 2013 and 2012, Silver Star Brands had approximately $5.5 million and $6.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

Return to Top

The following table summarizes the maturity dates of our contractual obligations as of December 31, 2013:

Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-Term Debt(1)	$55,529	$678	$1,527	$51,787	$1,537
Capital Leases(2)	689	253	244	192	—
Interest(3)	12,141	3,444	6,692	1,907	98
Purchase Obligations(4)	45,901	42,158	2,387	1,356	—
Operating Leases	28,618	9,088	11,356	5,434	2,740
Redeemable Preferred Stock(5)	143,200	—	—	143,200	—
Unrecognized Tax Benefits(6)	4,035	—	—	—	—
Total Contractual Obligations	$290,113	$55,621	$22,206	$203,876	$4,375
(1) Long-term debt includes 6.00% Senior Notes due 2017 and a mortgage note payable maturing June 1, 2020 (See Note 12 to the Consolidated Financial Statements).
(2) Amounts represent future lease payments, excluding interest, due on eleven capital leases, which end between 2014 and 2019 (See Note 14 to the Consolidated Financial Statements).
(3) Interest expense on long-term debt is comprised of $10.5 million relating to Senior Notes, $1.6 million in mortgage interest, and approximately $85,000 of interest relating to future capital lease obligations.
(4) Purchase obligations consist primarily of open purchase orders for inventory.
(5) Redeemable preferred stock due December 31, 2017 at $15.99 per share for a total redemption price of $143.2 million (See Note 18 to the Consolidated Financial Statements).
(6) There are no unrecognized tax benefits expected to be realized within the next 12 months and $4.0 million for which we are not able to reasonably estimate the timing of the potential future payments (See Note 15 to the Consolidated Financial Statements).

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 3,000,000 shares in addition to 6,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program.  We repurchased approximately 595,000 shares during the year ended December 31, 2013. As of December 31, 2013, the cumulative total shares purchased under the new and old program was 7,994,422, at a total cost of approximately $275.0 million. The acquired shares are held as common stock in treasury at cost.

During the year ended December 31, 2013 we paid $3.2 million in dividends compared to $3.0 million in 2012. On March 12, 2014 the Board of Directors authorized and declared a cash dividend of $0.05 per share for a total dividend payment of $0.8 million. The dividend is payable to shareholders of record as of April 1, 2014 and will be paid on April 15, 2014.

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

Revenue Recognition

Revenues consist of sales to customers, net of returns and allowances.  We recognize revenue upon delivery, when both title and risk of loss are transferred to the customer. We present revenues net of any taxes collected from customers and remitted to government authorities. We also record revenue on financing fees from past due balances from financing receivables within our Catalog and Internet segment.

Generally, our sales are based on fixed prices from published price lists.  We record estimated reductions to revenue for customer promotions, volume incentives and other promotions.  Should market conditions decline, we may increase customer incentives with respect to future sales.  We also record reductions to revenue based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required.  In some instances, we receive payment in advance of product delivery.  Such advance payments occur primarily in our direct selling and direct marketing channels and are recorded as deferred revenue in Accrued expenses in the Consolidated Balance Sheets.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded as revenue.

We establish an allowance for doubtful accounts for customer receivables.  The allowance is determined based on our evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment. We believe we are adequately reserved for expected credit losses and will continue to take actions to reduce our exposure to credit losses. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations, including those to us, could be adversely affected by declining retail sales resulting from such factors as contraction in the economy or a general decline in consumer spending.

The sales price for our products sold is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product, except for rights to return that we believe are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences.

Financing Receivables

During 2012, Silver Star Brands entered into an agreement with a financial services company, to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. New financing originations, which represent the amounts of financing provided by the service provider to customers, were approximately $17.3 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, our net financing receivables balances were $5.6 million and $1.7 million, respectively. This balance is recorded in accounts receivable in the Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. The allowance for credit losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past due and accrue interest 30 days after the first initial billing cycle when a payment due date is missed or only a partial payment is received. As of December 31, 2013 and 2012, the allowance for credit losses was $3.0 million and $0.7 million, respectively. Provisions for the allowance of credit losses are recorded to selling expenses within the Consolidated Statements of Earnings (Loss). We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved. Write-offs recorded to date related to 2013 and 2012 sales were 9.4% and 20.5% of 2013 and 2012 sales, respectively. Our policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

See Note 5 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information about our financing receivables and the associated allowance.

Return to Top

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

Goodwill

We had approximately $2.3 million of goodwill as of December 31, 2013 and 2012.  Goodwill is subject to an assessment for impairment using a two-step fair value-based test, which is performed at least annually or more frequently if events or circumstances indicate that goodwill might be impaired.

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

The December 31, 2013 impairment assessment of the remaining $2.3 million of the goodwill within the Candles & Home Décor Segment unit indicates that it is fully recoverable.

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

Trade Names and Trademarks

Our trade name and trademark intangible assets relate to our acquisitions of Miles Kimball and Walter Drake (reported in the Catalog & Internet segment) and our acquisition of ViSalus beginning in October 2008 (reported in the Health & Wellness segment). We had approximately $8.6 million in trade names and trademarks as of December 31, 2013 and 2012.

Return to Top

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

During the year ended December 31, 2012, the Exposures brand under the Silver Star Brands business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending, due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.8 million to Administrative and other expenses in the Consolidated Statements of Earnings (Loss) resulting in a carrying value of $0.6 million.

As of December 31, 2013, we performed our annual impairment analysis on the trade names and trademarks of the Catalog & Internet and ViSalus assets. The three primary assumptions used in the relief from royalty method are the discount rate, the perpetuity growth rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The perpetuity growth rate estimates the businesses' sustainable long-term growth rate. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to risk adjust the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units’ past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets.

If the discount rate had increased by 0.5% and royalty rate had decreased by 0.25%, the estimated fair value of the trade names and trademarks within the Catalog & Internet segment would have decreased by $2.0 million to $5.5 million. This decrease would have required us to take an impairment charge of $1.0 million to write-down our indefinite lived intangibles to its estimated fair value. Conversely, if the discount rate had decreased by 0.5% and the royalty rate had increased by 0.25%, the estimated fair value of the trade names and trademarks within the Catalog and Internet segment would have increased by $2.2 million, resulting in no impairment charge. There would have been no impact in the recorded value of the ViSalus trade names and trademarks within the Health & Wellness segment, if the same changes in discount and royalty rate assumptions had occurred as the value would have exceeded its recorded value by $13.6 million and $22.2 million, respectively.

Equity Incentive Compensation Expense

Our ViSalus subsidiary has recorded equity incentive compensation expense related to certain equity rights of unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company recorded an expense of $11.3 million and $27.1 million in Administrative and other expense, respectively for the year ended December 31, 2012 and the eleven months ended December 31, 2011. In January 2013, the Company made a final payment of $25.3 million to certain equity rights and unit holders associated with the Company's acquisition of ViSalus.

On May 14, 2013, the Board of Directors of ViSalus, Inc. adopted the ViSalus, Inc. 2012 Omnibus Incentive Plan (the “ViSalus Plan”), which allows the Board of Directors of ViSalus to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units, dividend equivalents and performance compensation awards to employees and others of ViSalus and its affiliates. The objectives of the ViSalus Plan are to attract, retain and provide incentives to employees and others to promote the long-term success of the business. See Note 17 of the Notes to the Consolidated Financial Statements for further information.

Accounting for income taxes

Return to Top

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or change the allowance in a period, we would include this as an expense within the tax provision in the accompanying Consolidated Statements of Earnings (Loss). Management periodically estimates our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for the tax uncertainties, primarily recorded in long-term liabilities, total $4.0 million and $2.7 million at December 31, 2013 and 2012, respectively. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings.

Blyth's historical policy has been to consider its unremitted foreign earnings as not indefinitely invested except for amounts deemed required for working capital and expansion needs and as such provide deferred income tax expense on these undistributed earnings. The Company periodically reassesses whether the non-US subsidiaries will invest their undistributed earnings indefinitely.

As of December 31, 2013, we determined that $215.0 million of cumulative undistributed foreign earnings were not reinvested indefinitely by our non-U.S. subsidiaries. For the years ended December 31, 2013 and 2012, we repatriated $38 million and $50 million respectively. As a result, $0.2 million of a reduction to deferred taxes was recorded in the current year as an increase to our Net earnings on those unremitted earnings.

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

Return to Top

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have operations outside of the United States and sell our products worldwide.  Our activities expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by us. We enter into contracts, with the intention of limiting these risks, with only those counterparties that we deem to be creditworthy, and also in order to mitigate our non-performance risk. International sales represented 42% of total sales for the year ended December 31, 2013.

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of December 31, 2013, we held $8.0 million of short-term bond mutual funds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of December 31, 2013 and 2012 was $2.3 million and $3.9 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges is $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of December 31, 2013:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Loss
Euro	$7,000	$1.35	$(170)

The foreign exchange contracts outstanding have maturity dates through November 2014.

Return to Top

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Blyth, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, the related consolidated statements of earnings (loss), comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012, and the eleven month period ended December 31, 2011. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the eleven month period December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 14, 2014

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$114,847	$129,056
Short-term investments	7,985	32,073
Accounts receivable, less allowance for doubtful receivables $3,932 and $1,274, respectively	12,704	9,187
Inventories	75,795	90,952
Prepaid assets	18,630	18,309
Deferred income taxes	2,198	14,305
Other current assets	7,649	27,722
Total current assets	239,808	321,604
Property, plant and equipment, at cost:
Land and buildings	89,575	87,583
Leasehold improvements	12,600	9,916
Machinery and equipment	79,479	76,028
Office furniture, data processing equipment and software	67,837	57,593
Construction in progress	1,848	7,070
	251,339	238,190
Less accumulated depreciation	155,911	145,082
	95,428	93,108
Other assets:
Investments	2,246	2,141
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $15,186 and $14,573, respectively	8,808	9,393
Deferred income taxes	10,425	—
Other assets	7,764	6,379
Total other assets	31,541	20,211
Total assets	$366,777	$434,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$952	$72,532
Accounts payable	33,197	32,519
Accrued expenses	58,917	95,284
Income taxes payable	779	959
Deferred income taxes	585	—
Other current liabilities	9,603	8,132
Total current liabilities	104,033	209,426
Deferred income taxes	—	1,951
Long-term debt, less current maturities	55,326	5,658
Other liabilities	14,787	12,537
Commitments and contingencies	—	—
ViSalus redeemable preferred stock	146,603	146,547
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,574,031 shares and 26,505,210 shares, respectively	532	530
Additional contributed capital	168,732	167,080
Retained earnings	312,036	318,299
Accumulated other comprehensive income	16,362	14,401
Treasury stock, at cost, 10,557,342 shares and 9,944,239 shares, respectively	(452,040)	(441,774)
Total stockholders' equity	45,622	58,536
Noncontrolling interest	406	268
Total equity	46,028	58,804
Total liabilities and equity	$366,777	$434,923

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (Loss)
	For the year ended	For the year ended	For the eleven months ended
(In thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011

Net sales	$885,450	$1,179,514	$827,612
Cost of goods sold	312,859	391,994	291,826
Gross profit	572,591	787,520	535,786
Selling	387,960	516,419	361,314
Administrative and other expense	164,980	186,535	142,350
Total operating expense	552,940	702,954	503,664
Operating profit	19,651	84,566	32,122
Other expense (income):
Interest expense	6,042	6,057	5,705
Interest income	(635)	(1,724)	(1,301)
Foreign exchange and other, net	(386)	(909)	200
Total other expense	5,021	3,424	4,604
Earnings from continuing operations before income taxes and noncontrolling interest	14,630	81,142	27,518
Income tax expense	11,194	31,635	7,360
Earnings from continuing operations	3,436	49,507	20,158
Earnings (loss) from discontinued operations, net of income tax expense of $1,474 and benefit of $1,140, respectively	—	2,197	(2,445)
Earnings (loss) on sale of discontinued operations, net of income tax expense of $3,065 and benefit of $1,324, respectively	—	5,540	(2,458)
Net earnings	3,436	57,244	15,255
Less: Net earnings (loss) attributable to noncontrolling interests	1,003	13,242	(971)
Net earnings attributable to Blyth, Inc.	2,433	44,002	16,226
Less: Exchange of redeemable preferred stock in excess of fair value	—	(33,956)	—
Less: Accretion to redemption value for ViSalus redeemable preferred stock	(5,471)	—	—
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(3,038)	$10,046	$16,226
Basic earnings per share: (a)
Net earnings (loss) from continuing operations	$(0.19)	$0.13	$1.28
Net earnings (loss) from discontinued operations	—	0.45	(0.30)
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.19)	$0.58	$0.98
Weighted average number of shares outstanding	16,196	17,180	16,546
Diluted earnings per share: (a)
Net earnings (loss) from continuing operations	$(0.19)	$0.13	$1.27
Net earnings (loss) from discontinued operations	—	0.45	(0.29)
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.19)	$0.58	$0.98
Weighted average number of shares outstanding	16,196	17,247	16,656
Cash dividend declared per share	$0.20	$0.18	$0.85
(a) Basic and diluted earnings (loss) per share are determined on the Net earnings attributable to Blyth, Inc. less the Exchange of redeemable preferred stock in excess of fair value and Accretion to the redemption value for the ViSalus redeemable preferred stock after allocating attributable losses and dividends paid to ViSalus preferred stockholders in excess of fair value.
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income
	For the year ended	For the year ended	For the eleven months ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net earnings	$3,436	$57,244	$15,255
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,914	3,451	(7,868)
Net unrealized gain (loss) on certain investments	(169)	202	707
Net unrealized gain (loss) on cash flow hedging instruments	(154)	(490)	504
Less: Reclassification adjustments for (gain) loss included in net income	370	(624)	(583)
Other comprehensive income (loss)	1,961	2,539	(7,240)
Total comprehensive income, net of tax	5,397	59,783	8,015
Less: comprehensive (income) loss attributable to noncontrolling interests	(1,003)	(13,242)	971
Comprehensive income attributable to Blyth, Inc.	$4,394	$46,541	$8,986

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest	Redeemable Preferred Stock
Balance, January 31, 2011	$512	$146,356	$511,108	$19,102	$(424,210)	$(2,103)	$250,765	$—	$—
Net earnings (loss) for the year			16,226			257	16,483	(1,228)
Distribution to noncontrolling interest						(167)	(167)
Reclass of Redeemable Noncontrolling Interest to Noncontrolling Interest						2,181	2,181	(2,181)
Other comprehensive loss				(7,240)			(7,240)
Common stock issued in connection with long-term incentive plan	2	(2)					—
Stock-based compensation		1,436					1,436
Purchase of additional ViSalus interest			(2,160)				(2,160)
Accretion of redeemable noncontrolling interest			(90,782)				(90,782)	90,782
Dividends declared ($0.85 per share)			(14,043)				(14,043)
Treasury stock purchases (1)					(2,507)		(2,507)
Balance, December 31, 2011	$514	$147,790	$420,349	$11,862	$(426,717)	$168	$153,966	$87,373	$—
Net earnings for the year			44,002			281	44,283	12,890	71
Distribution to noncontrolling interest						(181)	(181)	(5,998)
Other comprehensive income				2,539			2,539
Stock-based compensation	2	4,676					4,678
Purchase of additional ViSalus interest	14	14,614					14,628	(96,661)
Reversal of accretion of redeemable noncontrolling interest, net			(2,396)				(2,396)	2,396
Issuance of redeemable preferred stock, net (2)			(140,644)				(140,644)		146,476
Dividends declared ($0.18 per share)			(3,012)				(3,012)
Treasury stock purchases (1)					(15,057)		(15,057)
Balance, December 31, 2012	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804	$—	$146,547
Net earnings for the year			2,433			313	2,746		690
Distribution to noncontrolling interest						(175)	(175)		(6,105)
Accretion to redemption value for ViSalus redeemable preferred stock			(5,471)				(5,471)		5471
Other comprehensive income				1,961			1,961
Stock-based compensation	2	1,652					1,654
Dividends paid ($0.20 per share)			(3,225)				(3,225)
Treasury stock purchases (1)					(10,266)		(10,266)
Balance, December 31, 2013	$532	$168,732	$312,036	$16,362	$(452,040)	$406	$46,028	$—	$146,603

(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.
(2) Net amount includes $5.8 million reclassed from accrued expenses to equity as a result of a stock award settlement previously accounted for as a liability and satisfied with the redeemable preferred stock.

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
	For the year ended	For the year ended	For the eleven months ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net earnings attributable to Blyth	$2,433	$44,002	$16,226
Less net earnings (loss) attributable to noncontrolling interests	1,003	13,242	(971)
(Earnings) loss from discontinued operations, net of tax	—	(7,737)	4,903
Earnings from continuing operations	3,436	49,507	20,158
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,987	11,239	10,172
Loss (gain) on sale of assets	429	(582)	(863)
Stock-based compensation expense of Blyth, Inc.	1,654	4,676	1,533
Deferred income taxes	2,393	979	(12,977)
Impairment of intangible assets	—	834	—
Changes in operating assets and liabilities:
Accounts receivable	(3,296)	(2,229)	3,018
Inventories	15,387	(196)	(8,053)
Prepaid and other	9,728	(1,283)	(10,625)
Other long-term assets	(1,254)	(1,531)	641
Accounts payable	181	(6,494)	4,817
Accrued expenses	(11,939)	6,355	9,718
Income taxes payable	(85)	(6,456)	3,333
Other liabilities and other	2,795	(83)	15,468
Net cash provided by operating activities of continuing operations	32,416	54,736	36,340
Net cash used in operating activities of discontinued operations	—	(2,981)	(7,805)
Net cash provided by operating activities	32,416	51,755	28,535
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(12,358)	(19,393)	(6,318)
Proceeds from collection of note receivable	10,000	—	—
Purchases of short-term investments	(21,043)	(63,543)	(39,420)
Proceeds from sale of short-term investments	44,550	66,090	15,228
Proceeds from sale of discontinued operations	—	23,500	31,193
Cash settlement of net investment hedges	(1,356)	(1,874)	—
Proceeds from sales of assets	29	539	—
Proceeds from sale of long-term investments	105	3,650	1,728
Net cash provided by investing activities	19,927	8,969	2,411
Cash flows from financing activities:
Purchases of treasury stock	(9,961)	(13,434)	(2,231)
Borrowings on long-term debt	50,000	—	—
Repayments on long-term debt	(72,402)	(21,722)	(11,031)
Purchases of additional ViSalus interest	(25,341)	(89,197)	(2,520)
Payments on capital lease obligations	(259)	(127)	(93)
Dividends paid	(3,225)	(3,012)	(14,043)
Distributions to noncontrolling interest	(6,280)	(6,179)	(167)
Net cash used in financing activities	(67,468)	(133,671)	(30,085)
Effect of exchange rate changes on cash	916	1,432	(3,606)
Net decrease in cash and cash equivalents	(14,209)	(71,515)	(2,745)
Cash and cash equivalents at beginning of period	129,056	200,571	203,316
Cash and cash equivalents at end of period	$114,847	$129,056	$200,571
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,042	$6,140	$6,061
Income taxes	7,107	46,511	27,227
Non-cash transactions:
Capital leases for equipment	$655	$137	$132
Stock issued for ViSalus acquisition	—	14,628	—

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on the direct to consumer market.  The Company designs and markets home fragrance products and decorative accessories, as well as weight management products, nutritional supplements, functional foods and energy drink mixes. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as meal replacement shakes, nutritional supplements, functional foods, energy drink mixes and health wellness related products. The Company’s products can be found throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in three segments: the Candles & Home Décor segment, the Health & Wellness segment and the Catalog & Internet segment.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Blyth, Inc. and its subsidiaries. Certain of the Company’s subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. The Company consolidates entities in which it owns or controls more than 50% of the voting shares and/or investments where the Company has been determined to have control. The portion of the entity not owned by the Company is reflected as the noncontrolling interest within the Equity section of the Consolidated Balance Sheets and in the case of the ViSalus redeemable preferred stock, within the mezzanine section of the Consolidated Balance Sheets between Long-term liabilities and Equity. All inter-company balances and transactions have been eliminated in consolidation.

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

Return to Top

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

The Company has designated forward exchange contracts on forecasted intercompany purchases and purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts are recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI upon sale of the asset assigned and is realized in the Consolidated Statements of Earnings (Loss).  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of no longer occurring, the resultant gain or loss on the hedge is recognized into earnings immediately.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Insignificant amounts due from credit card companies for the settlement of credit card transactions are included in cash equivalents because they are both short-term and highly-liquid instruments and typically take one to three business days to be received by the Company. The major credit card companies making these payments are highly accredited businesses and the Company does not deem them to have material counterparty credit risk.

The Company holds its cash investments with high credit quality financial institutions. Cash balances in the Company’s U.S. concentration accounts are fully insured by the Federal Deposit Insurance Corporation with no limit per bank. The Company has $1.6 million of restricted cash, reported in Investments, in certificates of deposits, of which $1.1 million is used as collateral for standby letters of credit. This cash will be restricted until the standby letters of credit are relieved by the beneficiaries.

Inventories

Return to Top

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  The Company records provisions for obsolete, excess and unmarketable inventory in Cost of goods sold.

Shipping and Handling

The Company classifies shipping and handling fees billed to customers as Revenue, and shipping and handling costs as Cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation expense for the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011 was $12.4 million, $10.6 million and $9.5 million, respectively.  The amortization of assets obtained through capital leases is also recorded as a component of depreciation expense. Depreciation is provided for principally by use of the straight-line method for financial reporting purposes.  Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  The Company records gains and losses from the sale of property, plant and equipment in operating profit.

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

For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of the Company’s reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow methodology. The discounted cash flow analysis assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple analysis estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. The fair value of the reporting units is derived by using a combination of the two valuation techniques described above. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

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

Impairment of Long-Lived Assets

Return to Top

The Company reviews long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment annually or whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. When indicators are present, management determines whether there has been an impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value.  Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair value.

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

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

(In thousands)	December 31, 2013			December 31, 2012			December 31, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$(949)	$2,863	$1,914	$2,347	$1,104	$3,451	$(4,544)	$(3,324)	$(7,868)
Net unrealized gain (loss) on certain investments	(260)	91	(169)	264	(62)	202	1,085	(378)	707
Net unrealized gain (loss) on cash flow hedging instruments	(237)	83	(154)	(741)	251	(490)	775	(271)	504
Less: Reclassification adjustments for (gain) loss included in net income	569	(199)	370	(960)	336	(624)	(896)	313	(583)
Other comprehensive income (loss)	$(877)	$2,838	$1,961	$910	$1,629	$2,539	$(3,580)	$(3,660)	$(7,240)

The components of accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2013 is as follows:

(In thousands)	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized loss on cash flow hedging instruments	Net Investment Hedge gain (loss)	Total
Beginning balance at January 1, 2013	$10,390	$191	$(85)	$3,905	$14,401
Other comprehensive income (loss) before reclassifications	3,515	(169)	(154)	(1,601)	1,591
Amounts reclassified from accumulated other comprehensive income (loss) (1) (2)	—	(241)	(129)	—	(370)
Net current period other comprehensive income (loss)	3,515	72	(25)	(1,601)	1,961
Ending balance at December 31, 2013	$13,905	$263	$(110)	$2,304	$16,362
(1) All amounts net of a 35% tax rate.
(2) Reclassified from Accumulated other comprehensive income into Foreign exchange and other, net and Cost of goods sold.

Income Taxes

Return to Top

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

Revenue Recognition

Revenues consist of sales to customers, net of returns and allowances.  The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer.  The Company presents revenues net of any taxes collected from customers and remitted to governmental authorities. The Company also records revenue on financing fees from past due balances from financing receivables within its Catalog and Internet segment.

The Company records estimated reductions to revenue for customer promotions, volume incentives and other promotions. The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  In some instances, the Company receives payment in advance of product delivery and records it as deferred revenue.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded to revenue. Gift card sales are also included in deferred revenue. Upon redemption or when redemption is remote, the related deferred revenue is recorded to revenue. The Company considers applicable escheat laws and historical redemption data when realizing gift card revenue.

The Company has established an allowance for doubtful accounts for its trade and financing receivables.  The allowance is determined based on the Company’s evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment. The sales price for the Company’s products is fixed prior to the time of shipment to the customer.  Customers have the right to return product in circumstances for which the Company believes are typical of the industry for such reasons as damaged goods, shipping errors or similar occurrences. Independent consultants within the Candles and Home Decor segment are allowed to return unused product purchased within the past twelve months for a refund of 90% of its original purchase price.

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

Return to Top

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

Cost of Goods Sold and Operating Expenses

Cost of goods sold includes the cost of raw materials and their procurement costs, inbound and outbound freight, and the direct and indirect costs associated with the personnel, resources and property, plant and equipment related to the manufacturing, warehousing, inventory management and order fulfillment functions. Selling expenses include commissions paid to consultants and promoters, customer service costs, catalog costs including printing and shipping, the salaries and benefits related to personnel within the marketing and selling functions, costs associated with promotional offers to independent consultants and promoters, allowance for doubtful accounts and other selling and marketing expenses. Administrative and other expenses includes salaries and related benefits associated with various administrative departments, including human resources, legal, information technology, finance and executive, as well as professional fees and administrative facility costs associated with leased buildings, office equipment and supplies.

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

Annual incentive trips and bonuses are awarded to consultants and promoters who recruit new consultants or promoters or achieve certain sales levels. Estimated costs related to these promotional offers are recorded as compensation within Selling expense as they are earned. For the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011, expenses related to promotional activities were recorded of $11.8 million, $15.1 million and $23.5 million, respectively.

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefit. For the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011, advertising expenses were recorded of $74.5 million, $74.4 million and $64.6 million, respectively. As of December 31, 2013 and December 31, 2012, prepaid advertising expenses totaled $8.5 million and $9.4 million, respectively.

Direct-response advertising relates to the Silver Star Brands business and consists primarily of the costs to produce direct-mail order catalogs.  The capitalized production costs are amortized for each specific catalog mailing over the period following catalog distribution in proportion to revenues (orders) received, compared to total estimated revenues for that particular catalog mailing.  The amortization period is generally from three to six months and does not exceed twelve months.

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

Return to Top

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

Note 3. Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, nutritional supplements, functional foods and energy drink mixes, through a series of investments. In October 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. In April 2011, the Company completed the second phase of its acquisition of ViSalus for approximately $2.5 million, increasing its ownership to 57.5%. In January 2012, the Company completed the third phase of its acquisition of ViSalus and increased its ownership to 72.7% for approximately $22.5 million in cash and the issuance of 681,324 unregistered shares of the Company's common stock valued at $14.6 million, of which 340,662 shares were not able to be sold or transferred prior to January 12, 2014.  Due to the restrictions on transfer, the 340,662 shares of common stock that were not able to be sold or transferred were issued at a discount to the trading price. The payments in the third closing were based upon an estimate of the 2011 EBITDA pursuant to the formula in the original purchase agreement. The Company paid an additional $6.2 million in April 2012 after determination of the actual 2011 EBITDA, bringing the total third phase acquisition cost to $43.3 million.

In December 2012, the Company purchased an additional 8.2% of ViSalus increasing its ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and the other members exchanged their remaining membership interests for a total of 8,955,730 shares of Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”) which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million. The Preferred Stock is redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares of ViSalus. In January 2013, the Company made a final payment of $25.3 million to certain equity rights holders associated with the Company's acquisition of ViSalus.

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

As of December 31, 2013, $146.6 million of Preferred Stock was recorded outside of permanent equity as required by ASC
480. The Company determined the fair value of the Preferred Stock in December 2012 based on an allocation of ViSalus's total enterprise value to its Preferred and common stock components utilizing an option pricing model. The option pricing model considered the characteristics of the ViSalus Preferred and common stock, interest rates, expected term and estimated volatility.
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
The difference in recorded value at December 31, 2013 and its previously recorded fair value at December 31, 2012 represents an accretion adjustment to be recorded on a prorated basis through December 2017 to arrive at the fully accreted value upon maturity.

Return to Top

For the year ended December 31, 2012, the Company recognized an allocation of net earnings attributed to Blyth, Inc. to the preferred stockholders of $34.0 million (or $1.97 per share) due to the issuance of the Preferred Stock based on the excess of its fair value compared to the fair values of the noncontrolling interest exchanged in accordance with ASC 480.

The acquisition of ViSalus involves related parties, as discussed in Note 16 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus include its three founders (each of whom currently own approximately 4.6% for a total of 13.7%) (“the founders”), Robert B. Goergen (the Company's Chairman of the Board, who owns 1.8%), Robert B. Goergen, Jr. (President and Chief Executive Officer of the Company, who owns 0.1%), Todd A. Goergen (ViSalus's Chief Operating Officer, who owns 0.6%), and a small group of employees and others who collectively own approximately 2.9% of ViSalus. The Company's initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”), ($3.0 million) and each of the three founders ($2.5 million each). The Company's second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  The Company's third investment in ViSalus of $28.7 million in cash and the issuance of 681,324 unregistered shares of common stock, was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 681,324 unregistered shares) and others ($7.6 million in cash, in the aggregate). The Company's fourth investment of $60.5 million was paid to Robert B. Goergen ($5.1 million), Robert B. Goergen, Jr. ($0.2 million), Todd A. Goergen ($1.7 million), each of the three founders ($13.3 million each) and others ($13.6 million in the aggregate). Mr. Goergen, the Company's Chairman of the Board, beneficially owns approximately 35.9% of the Company's outstanding common stock (according to Amendment No.5 to Schedule 13D filed by Mr. Goergen with the Securities and Exchange Commission on December 12, 2013), and together with members of his family, owns substantially all of RAM.

ViSalus has recorded equity incentive compensation expense related to certain equity rights and unit holders that allow the settlement of these awards through a future cash payment. As a result, these awards are classified as a liability and are subject to fair value measurement in accordance with ASC section 718 on “Stock Compensation”. The Company recorded an expense of $11.3 million and $27.1 million in Administrative and other expense, respectively for the year ended December 31, 2012 and the eleven months ended December 31, 2011. In January 2013, the Company made a final payment of $25.3 million to certain equity rights and unit holders associated with the Company's acquisition of ViSalus. On September 26, 2012, ViSalus announced that it had withdrawn its planned initial public offering due to uncertain market conditions. As a result ViSalus recorded $4.7 million of initial public offering fees which were expensed in Administrative and other expense in the Health & Wellness segment for the year ended December 31, 2012.

Note 4. Discontinued Operations

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash and recorded a gain of $5.5 million, net of tax expenses. For the year ended December 31, 2012 and the eleven months ended December 31, 2011 revenues were $48.3 million and $60.7 million and income before income taxes were $3.7 million and $2.1 million, respectively.

On May 27, 2011, the Company sold substantially all of the net assets of its seasonal, home décor and home fragrance business (“Midwest-CBK”) within the former Wholesale segment for $36.9 million and incurred a loss of $2.5 million, net of tax benefits. The Company received cash proceeds of $23.6 million and a one year promissory note of $11.9 million, included within Other current assets in 2012, partially secured by fixed assets sold at the time of the transaction. On February 4, 2013, the Company and the borrower executed a settlement and release agreement and the borrower paid $10.0 million to the Company as a final settlement of the promissory note. As a result of this settlement, the Company recorded a $1.9 million impairment on the promissory note and recorded other adjustments of $0.3 million, for a net write-down of $1.6 million recorded in Foreign exchange and Other for the year ended December 31, 2012. For the eleven months ended December 31, 2011, revenues were $17.3 million and losses before income taxes were $5.1 million.

These transactions are presented as discontinued operations in the consolidated financial statements and results of operations for the year ended December 31, 2012 and the eleven months ended December 31, 2011.

Note 5. Financing Receivables

During 2012, Silver Star Brands entered into an agreement with a financial services company to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. New financing originations, which represent the amounts of financing provided by the service provider to customers, were approximately $17.3 million and $3.2 million for the years ended December 31, 2013

Return to Top

and 2012, respectively. As of December 31, 2013 and 2012, our net financing receivables balances were $5.6 million and $1.7 million, respectively. This balance is recorded in accounts receivable in the Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

Silver Star Brands maintains an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. The allowance for credit losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past due and accrue interest 30 days after the first initial billing cycle when a payment due date is missed or only a partial payment is received. As of December 31, 2013 and 2012, the allowance for credit losses was $3.0 million and $0.7 million, respectively. Provisions for the allowance of credit losses are recorded to selling expenses within the Consolidated Statements of Earnings (Loss). The Company continues to monitor broader economic indicators and their potential impact on future loss performance. The Company has an extensive process to manage its exposure to customer credit risk, including active management of credit lines and its collection activities. Based on our assessment of the customer financing receivables, the Company believes it is adequately reserved. Write-offs recorded to date related to 2013 and 2012 sales were 9.4% and 20.5% of 2013 and 2012 sales, respectively. The Company's policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

The majority of Silver Star Brands' financing receivables are considered sub-prime credit risk, which represent lower credit quality accounts that are comparable to FICO scores below 600. Credit decisions are based on propriety scorecards, which include the customer's credit history, payment history, credit usage and other credit agency-related elements. Credit scores are obtained prior to a customers initial mailing and then rescored each season and adjusted accordingly. At a minimum each customer is rescored at least every six months.

The following table summarizes the changes in the allowance for financing receivables credit losses for the respective periods:

(In Thousands)	December 31, 2013	December 31, 2012
Allowance for financing receivable credit losses:
Balance at the beginning of period	$712	$—
Provision for credit losses	4,540	716
Write-offs	(2,277)	(4)
Recoveries	13	—
Balance at the end of period	$2,988	$712

The following table summarizes the age of Silver Star Brands' customer financing receivables, gross, including interest and other finance charges, as of December 31, 2013:

	December 31, 2013
(In Thousands)	Current	Past Due 1 - 90 Days	91 - 180 Days	Total
Financing Receivables	$5,579	$1,945	$1,015	$8,539

Note 6. Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates its fair value.

The Company’s investments as of December 31, 2013 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

Return to Top

	December 31, 2013			December 31, 2012
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI(2)	Cost Basis(1)	Fair Value	Net unrealized gain (loss) in AOCI
Short-term bond mutual funds	$8,000	$7,985	$(15)	$17,014	$17,196	$182
Certificates of deposit	1,634	1,634	—	1,779	1,779	—
Pre-refunded and municipal bonds	—	—	—	15,047	14,877	(170)
Other investments	612	612	—	362	362	—
Total investments	$10,246	$10,231	$(15)	$34,202	$34,214	$12
(1) The cost basis represents the actual amount paid less any permanent impairment of that asset.
(2) The Company believes these short-term losses are temporary in nature therefore no permanent impairment is required.

As of December 31, 2013 and 2012, the Company held $8.0 million and $17.2 million of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized losses on these investments that are considered temporary are recorded in AOCI.  These securities are valued based on quoted prices in active markets. As of December 31, 2013 and 2012, the Company recorded insignificant unrealized gains and losses, net of tax.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.6 million and $1.8 million as of December 31, 2013 and 2012, respectively. These investments are recorded at fair value which approximates cost and interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

Included in Other investments is a $0.4 million investment obtained through the Company's ViSalus acquisition. The Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 16.

On November 26, 2013, ViSalus entered into an agreement with a healthy snack manufacturer to acquire a 50% interest in the company for $0.3 million in cash. ViSalus has the option to purchase all of the company's assets for a total purchase price of $0.5 million. As of December 31, 2013, the Company has concluded that it does not have control of the company in accordance with ASC 810 and therefore has accounted for this as an equity investment. Operating results through December 31, 2013 and net assets as of December 31, 2013 are not significant to the Company.

As of December 31, 2012, the Company held $14.9 million of available for sale municipal bonds and advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. These investments are valued based on quoted prices of similar instruments in inactive markets; interest earned on these investments is realized in Interest income in the Consolidated Statements of Earnings (Loss). As of December 31, 2012, the Company recorded an unrealized loss, net of tax of $0.1 million in AOCI.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of December 31, 2013 and 2012, the fair value of these securities was $1.0 million and $0.8 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains and losses on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss) for the year ended December 31, 2013 and 2012. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings are calculated using the specific identification method.

(In thousands)	December 31, 2013	December 31, 2012
Net proceeds	$44,655	$69,740
Realized Gains (Losses)	$(304)	$960

Note 7. Inventories

The major components of Inventories are as follows:

Return to Top

(In thousands)	December 31, 2013	December 31, 2012
Raw materials	$4,628	$6,656
Finished goods	71,167	84,296
Total	$75,795	$90,952

As of December 31, 2013 and 2012, the inventory valuation reserves totaled $8.6 million and $7.3 million, respectively. The Company recorded provisions for obsolete, excess and unmarketable inventory to Cost of goods sold in the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2013 and 2012, and the eleven months ended December 31, 2011 of $6.0 million, $2.9 million and $4.2 million, respectively.

Note 8. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of December 31, 2013, there was one outstanding net investment hedge. The cumulative net after-tax gain related to net investment hedges in AOCI as of December 31, 2013 and 2012 was $2.3 million and $3.9 million, respectively.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized loss included in AOCI at December 31, 2012 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through November 2014.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments	Accrued Expenses	Accrued Expenses	Prepaid Assets
Foreign exchange forward contracts in an asset position	$44	$—	$121
Foreign exchange forward contracts in a liability position	(225)	(131)	—
Net derivatives at fair value	$(181)	$(131)	$121

For the years ended December 31, 2013 and 2012, the Company recorded losses of $0.3 million and $0.7 million, respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity recorded to Cost of goods sold and reclassified from AOCI to the Company’s cash flow hedges are as follows:

Return to Top

Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Foreign exchange forward contracts	$(274)	$(145)	$(235)	$596

For the year ended December 31, 2013 and December 31, 2012, the Company recorded losses of $1.4 million and $1.9 million to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

Note 9. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired.

As of December 31, 2013 and 2012, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake, which are reported in the Catalog & Internet segment; and other intangible assets of ViSalus, which is reported in the Health & Wellness segment.

During the year ended December 31, 2012, the Exposures brand under the Silver Star Brands business, within the Catalog & Internet segment, experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending, due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name was determined to be partially impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.8 million to Administrative and other expenses in the Consolidated Statements of Earnings (Loss) resulting in a carrying value of $0.6 million.

During the eleven months ended December 31, 2011, the Home Marketplaces catalog under the Silver Star Brands business, within the Catalog & Internet segment, was discontinued. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.2 million to eliminate the carrying value of the intangible.

For the year ended December 31, 2013, the Company purchased two domain names for $28 thousand within the Health & Wellness segment. For the year ended December 31, 2012, the Company purchased five domain names for $0.9 million within the Health & Wellness segment. These assets will be accounted for as indefinite-lived intangibles.

The indefinite-lived trade names and trademarks were valued at $8.6 million as of December 31, 2013 and 2012, respectively.  The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually and upon the occurrence of a triggering event.

The gross value of all indefinite-lived trade names and trademarks by segment was $28.1 million in the Catalog & Internet segment and $4.2 million in the Health & Wellness segment. The gross value of all customer relationships by segment was $15.4 million in the Catalog & Internet segment.

Return to Top

Other intangible assets include the following:

	Health & Wellness Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at December 31, 2011	$1,100	$7,400	$1,471	$8,500	$1,471
Additions	900	—	—	900	—
Amortization	—	—	(644)	—	(644)
Impairments	—	(834)	—	(834)	—
Other intangibles at December 31, 2012	$2,000	$6,566	$827	$8,566	$827
Additions	28	—	—	28	—
Amortization	—	—	(613)	—	(613)
Other intangibles at December 31, 2013	$2,028	$6,566	$214	$8,594	$214

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  For the years ended December 31, 2013 and 2012, amortization expense was $0.6 million. Estimated amortization expense in 2014 is $0.2 million with an insignificant amount to be amortized in 2015. The weighted average remaining life of the Company’s customer lists was 1.1 years at December 31, 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarizes the financial assets and liabilities measured at fair value on a recurring basis as of  December 31, 2013 and 2012, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,634	$—	$1,634	$—
Short-term bond mutual funds	7,985	7,985	—	—
Foreign exchange forward contracts	44	—	44	—
Deferred compensation plan assets (1)	1,007	1,007	—	—
Total	$10,670	$8,992	$1,678	$—
Financial liabilities
Foreign exchange forward contracts	$(225)	$—	$(225)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,779	$—	$1,779	$—
Pre-refunded bonds	14,877	—	14,877	—
Short-term bond mutual funds	17,196	17,196	—	—
Foreign exchange forward contracts	121	—	121	—
Deferred compensation plan assets (1)	825	825	—	—
Total	$34,798	$18,021	$16,777	$—
Financial liabilities
Foreign exchange forward contracts	$(131)	$—	$(131)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

The Company values its investments in equity securities within the deferred compensation plan and its investments in short term bond mutual funds using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of mutual funds. The Company also enters into both cash flow and fair value hedges by purchasing foreign currency exchange forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The Company valued its pre-refunded bond investments using information classified as level 2. This data consists of quoted prices of identical instruments in an inactive market and third party bid offers. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty.

The carrying values of cash and cash equivalents, trade and other receivables and trade payables are considered to be representative of their respective fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of December 31, 2013, there were no indications or circumstances indicating that an impairment might exist.

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

Return to Top

when determining the fair value of these assets. Due to the nature of this information and the assumptions made by management, the Company has classified the inputs used in valuing these assets as level 3.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2013	December 31, 2012
Compensation and benefits	$20,162	$33,373
Deferred revenue	10,382	13,381
Promotional	7,649	6,778
Inventory	3,864	613
Professional fees	2,651	2,083
Taxes, other than income	2,344	2,956
Other	11,865	36,100
Total	$58,917	$95,284

Note 12. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2013	December 31, 2012
6.00% Senior Notes	$50,000	$—
5.50% Senior Notes	—	71,764
Other	6,278	6,426
	56,278	78,190
Less current maturities	(952)	(72,532)
	$55,326	$5,658

On October 20, 2003, the Company issued $100.0 million 5.50% Senior Notes due on November 1, 2013 at a discount of approximately $0.2 million. On July 10, 2013 these notes were settled for a total of $73.7 million which included make-whole interest expense of $1.2 million and the Company recorded this loss on extinguishment of the debt as interest expense.

On May 10, 2013, the Company issued $50.0 million principal amount of 6.00% Senior Notes due 2017. The notes bear interest payable semi-annually in arrears on May 15 and November 15. Proceeds from this issuance, together with available funds, were used to retire the then outstanding 5.50% Senior Notes. The indenture governing the 6.00% Senior Notes due 2017 contains affirmative and negative covenants that, among other things, limit or restrict the Company's and its subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of the Company's assets, in each case, subject to certain qualifications and exceptions set forth in the indenture.

As of December 31, 2013 and 2012, Silver Star Brands had approximately $5.5 million and $6.2 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

Return to Top

Maturities under debt obligations for the years ending December 31 are as follows (In thousands):
2014	$952
2015	880
2016	921
2017	50,967
2018	1,011
Thereafter	1,547
$56,278

The Company’s debt is recorded at its amortized cost basis which approximates its fair value.

As of December 31, 2013, the Company had a total of $2.4 million available under an uncommitted bank facility to be used for letters of credit through January 31, 2015.  As of December 31, 2013, no amount was outstanding under this facility.

As of December 31, 2013, the Company had $1.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit and have an expiration date of March 1, 2014.

Note 13. Employee Benefit Plans

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees.  Contributions to all such plans are principally at the Company’s discretion.  Total expense related to all defined contribution plans in the United States for the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011 was $2.0 million, $1.7 million and $2.0 million, respectively.

Certain of the Company’s non-U.S. subsidiaries provide pension benefits to employees or participate in government sponsored programs.  The cost of these plans or government sponsored programs was $1.8 million $1.7 million and $1.7 million for the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011, respectively. Most employees outside the United States are covered by government sponsored and administered programs. Other contributions to government-mandated programs are not expected to be significant.

Note 14. Commitments and Contingencies

The Company utilizes operating and capital leases for a portion of its facilities and equipment.  Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises.  Certain leases provide for renewal for various periods at stipulated rates.

The minimum future rental commitments under operating and capital leases are as follows (In thousands):
For the years ending December 31,
2014	$9,374
2015	6,852
2016	4,787
2017	3,271
2018	2,370
and thereafter	2,740
Total minimum payments required	$29,394

Rent expense for the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011 was $8.4 million, $10.7 million and $9.4 million, respectively.

Included within Other current assets on the Company's December 31, 2012 consolidated balance sheet is a miscellaneous receivable of approximately $8.5 million which was being held by a third party bank in connection with a dispute with a former credit card processor. The Company received the full balance in April 2013.

Return to Top

The Company, certain of its officers, FVA Ventures, Inc. (“FVA”), ViSalus Holdings, LLC, ViSalus and one of its Founders were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of the Company's common stock during the period March to November 2012. On June 3, 2013, the Company and the other defendants moved to dismiss the then-operative amended complaint. In lieu of responding to the motion to dismiss, on June 24, 2013 plaintiff filed a second amended complaint, which is currently operative and names as defendants the Company, certain of its officers, ViSalus Holdings, LLC, ViSalus, and a ViSalus co-founder/promoter. The second amended complaint, which seeks unspecified damages and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges certain misstatements and omissions by certain defendants, including concerning ViSalus's operations and prospects, and further alleges that certain defendants engaged in a fraudulent or deceptive “scheme.” On August 2, 2013, the Company and the other defendants filed a memorandum of law in support of their motion to dismiss the second amended complaint. On September 12, 2013, plaintiff filed a memorandum of law opposing defendants’ motion to dismiss its second amended complaint, and on October 3, 2013 the Company and the other defendants filed a reply memorandum in support of their motion to dismiss the second amended complaint. Oral argument on the motion was held on March 6, 2014. The Company believes that it has meritorious defenses to the claims asserted against it and it intends to defend itself vigorously.

The Company is also involved in litigation arising in the ordinary course of business, which, in its opinion, will not have a material adverse effect on its financial position, results of operations or cash flows.

Note 15. Income Taxes

Earnings (loss) from operations before income taxes and noncontrolling interest:

	For the year ended		For the eleven months ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
United States	$(22,011)	$33,523	$(26,057)
Foreign	36,641	47,619	53,575
	$14,630	$81,142	$27,518

Income tax expense attributable to continuing operations consists of the following:

	For the year ended		For the eleven months ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Current income tax expense:
Federal	$1,276	$23,032	$12,350
State	587	1,499	549
Foreign	6,938	6,125	7,438
	$8,801	$30,656	$20,337
Deferred income tax expense (benefit):
Federal	$2,775	$1,136	$(11,932)
State	(32)	(374)	(372)
Foreign	(350)	217	(673)
	2,393	979	(12,977)
	$11,194	$31,635	$7,360

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Return to Top

Years ended (In thousands)	December 31, 2013	December 31, 2012
Deferred tax assets:
Amortization	$2,726	$3,942
Accrued expenses and other	6,523	6,136
Allowance for doubtful receivables	1,217	385
Employee benefit plans	3,059	12,120
Inventory reserves	1,979	1,060
Foreign tax credits	16,758	17,820
Net operating loss	27,318	15,159
Capital loss carryforward	1,995	4,634
Uncertain tax positions	1,121	854
Other reserves	350	1,061
Valuation allowance	(18,721)	(19,403)
	$44,325	$43,768
Deferred tax liabilities:
Prepaid and other	$(8,696)	$(10,658)
Undistributed foreign earnings	(13,451)	(11,242)
Depreciation and amortization	(10,140)	(9,514)
	(32,287)	(31,414)
Net deferred tax asset	$12,038	$12,354

A valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of a deferred tax asset is more likely than not. In determining the need for a valuation allowance, we assess the available positive and negative evidence as well as consider available tax planning strategies. The Company’s valuation allowance relates to certain U.S. and non-U.S. tax loss carryforwards, state loss carryforwards, and a U.S. capital loss carryforward, for which the Company believes, due to various limitations in these foreign jurisdictions related to the tax loss carryforwards and due to limitations imposed by U.S. federal and state tax regulations, it is more likely than not that such benefits will not be realized. The change in our valuation allowance primarily related to an increase in certain unrealizable net operating losses and a decrease in expiring capital losses. As of December 31, 2013, the Company had net operating loss carryforwards, of $5.8 million limited by Internal Revenue Code section 382 that will expire on December 31, 2022, $138.7 million of U.S. state net operating losses that will begin to expire in 2014, and foreign net operating losses of $32.7 million that will begin to expire in 2014; however a valuation allowance has been established for these expiring federal, state and foreign NOL’s and no deferred tax asset benefit was recorded. As of December 31, 2013, the Company also had $5.5 million U.S. capital loss carryforward which will begin to expire in 2014. Additionally, as of December 31, 2013, the Company has a foreign tax credit carryforward of $16.8 million and a research credit carryforward of $0.9 million. The Company has determined that future realization of such credits is at least more likely than not. In our determination, we have considered an identified tax planning strategy which would ensure that a significant portion of the credits do not expire unutilized. This strategy is based on our ability to accelerate US taxable income through unremitted foreign earnings and we would undertake such a strategy to realize these tax credit carryforwards prior to the credit’s expiration as it is reasonable, prudent, and feasible.

As of December 31, 2013, the Company determined that $215.0 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries.  An accumulated deferred tax liability has been recorded against these undistributed earnings of $13.5 million, an increase of $2.3 million from the prior year. Of the current year change, $0.2 million was recorded as a benefit for undistributed earnings to the Company's Net earnings in the current period.

As of December 31, 2013, undistributed earnings of foreign subsidiaries considered permanently reinvested, for which deferred income taxes have not been provided, were approximately $98.1 million. Determining the tax liability that would arise if these earnings were remitted is not practicable.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

Return to Top

	For the year ended		For the eleven months ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Tax at statutory rate	$5,121	$28,399	$9,632
Tax effect of:
U.S. state income taxes, net of federal benefit	313	561	(15)
Tax exempt interest	(11)	(22)	(9)
Other non-deductible expenses and return to provision adjustments	(554)	1,935	1,839
Dividend from non-consolidating domestic subsidiary	852	1,120	—
Valuation allowance release on non-consolidated NOL carryforward	—	—	(2,287)
Valuation allowance movement on capital loss carryforward	121	(347)	(313)
Change in reserve for tax contingencies	571	(192)	(2,317)
Foreign dividend and subpart F income	11,203	15,020	21,278
Tax benefit on undistributed foreign earnings	(185)	(4,507)	(8,465)
Foreign tax rate differential	(6,237)	(10,380)	(11,956)
Other	—	48	(27)
	$11,194	$31,635	$7,360

The following is a reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, during the year ended December 31, 2013:

(In thousands)
Balance as of January 1, 2013	$2,679
Gross increases – tax positions prior periods	1,356
Gross decreases – tax positions prior periods	—
Gross increases – tax positions current period	—
Gross decreases – tax positions current period	—
Decreases – settlements with taxing authorities	—
Reductions - lapse of statute of limitations	—
December 31, 2013	$4,035

As of December 31, 2013, the Company had $4.0 million of gross unrecognized tax benefits, excluding interest and penalties. This amount represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2013, the Company had $4.4 million accrued for the payment of interest and penalties. Penalties and interest in the amount of $0.2 million and $10 thousand adversely impacted the current year and favorably impacted the prior year tax rate respectively.  As of December 31, 2012, the Company had $4.2 million accrued for the payment of interest and penalties.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2014, but the amount cannot be estimated.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction.  The Company’s major taxing jurisdictions include the United States (including the state jurisdictions of California, Connecticut, Illinois, Massachusetts and Michigan), Canada, Germany and Switzerland.  In the United States, the Company is currently open to examination by the Internal Revenue Service for fiscal year ended January 31, 2011 and is currently under audit for the calendar years ended December 31, 2011 and December 31, 2012 for Blyth, Inc. and subsidiaries and for the calendar year ended December 31, 2011 for ViSalus. Additionally, in Canada and Germany the Company is open to examination for fiscal years 2008 through 2012 and is currently under audit in Canada for fiscal years ended January 31, 2009 through 2011. In Switzerland, the Company is open to examination for years ended 2009 through 2012.

Note 16. Related Party Transactions

Return to Top

In August 2008, the Company signed a membership interest purchase agreement to acquire ViSalus, a network marketing company that sells weight management products, nutritional supplements, functional foods and energy drinks, through a series of investments as discussed in further detail in Note 3. Through December 2012, the Company made investments that increased its ownership in ViSalus to approximately 80.9%. In connection with the December 2012 closing, ViSalus issued shares of its redeemable convertible preferred stock to the holders of the 19.1% of ViSalus that was not owned by the Company. The Company and ViSalus have agreed to redeem all of the shares of preferred stock on December 31, 2017, which date can be extended with the consent of holders of a majority of the voting power of the preferred stock, for $143.2 million, unless prior to such date ViSalus has made an initial public offering of its common stock at a price that indicates a valuation of ViSalus of $800 million or more, in which event the preferred stock will automatically convert into common stock of ViSalus on a one-to-one basis. The threshold valuation in the preceding sentence is an aspirational goal and should not be considered the valuation of ViSalus at the date hereof or to predict ViSalus’s valuation at any time in the future. The Company has guaranteed the performance by ViSalus of its redemption obligation. In the event that ViSalus does not redeem the preferred shares, each of the preferred shares will become convertible into 100 shares of common stock of ViSalus.

At the time of the first closing in October 2008, ViSalus was owned in part by Ropart Asset Management Fund, LLC and related entities (collectively, “RAM”), which owned a significant non-controlling interest in ViSalus. In September 2012, RAM distributed its interest in ViSalus to its members, including Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen. Robert B. Goergen beneficially owns approximately 35.9% of the Company’s outstanding common stock (according to Amendment No. 5 to Schedule 13D filed by Mr. Goergen with the Securities and Exchange Commission on December 12, 2013), and together with members of his family, owns substantially all of RAM.

As of December 31, 2013, Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen (the son of Robert B. and Pamela M. Goergen and the brother of Robert B. Goergen, Jr.) own 1.8%, 0.1% and 0.6%, respectively, of the outstanding capital stock of ViSalus. In addition, Ryan J. Blair owns 4.6% of the outstanding capital stock of ViSalus. Of the $143.2 million aggregate redemption amount that will be paid upon redemption of the preferred stock in December 2017, $13.2 million will paid to Robert B. Goergen, $0.5 million will be paid to Robert B. Goergen, Jr., $4.5 million will be paid to Todd A. Goergen (and trusts affiliated with him) and $34.3 million will be paid to Ryan J. Blair.

Dividends. In 2013, ViSalus paid cash dividends to its shareholders, including $1.5 million to Ryan Blair, $0.6 million to Robert B. Goergen, $0.2 million to Todd A. Goergen (and trusts affiliated with him) and $23.0 thousand to Robert B. Goergen, Jr. ViSalus has adopted a dividend policy and has declared and paid dividends out of available cash reserves. Ryan Blair received 4.6%, Robert B. Goergen received 1.8%, Todd A. Goergen (and trusts affiliated with him) received 0.6% and Robert B. Goergen, Jr. received 0.1%, consistent with their ownership interests.

FragMob. ViSalus entered into an agreement with FragMob LLC in October 2011 under which FragMob agreed to provide ViSalus with software development and hosting services for a mobile phone application that allows ViSalus's promoters to access their ViNet promoter account information on their smart phones. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. In September 2012, ViSalus and FragMob entered into a new revised agreement that extended the terms to December 31, 2014 and revised certain terms of the agreement. Ryan Blair directly and indirectly owns a total of 11.8% of FragMob, RAM directly and indirectly owns a total of 7.1% of FragMob and Todd A. Goergen indirectly owns 5.3% of FragMob. Fees paid to FragMob for the year ended December 31, 2013 and 2012 for both services were $1.8 million and $2.6 million, respectively. ViSalus also purchased approximately $1.2 million of mobile credit card swiper devices from FragMob in 2012.

Software Services. ViSalus’s promoters may use a direct-selling software, which provides the promoters with an array of promoter and corporate web modules. ViSalus licenses this software pursuant to a software and hosting services agreement that expires in June 2014 and has annual renewal terms. ViSalus currently owns approximately 2.6% of this software provider. In addition, Ryan J. Blair owns directly and indirectly a total of 2.2%, RAM directly and indirectly owns a total of 4.8% and Todd A. Goergen indirectly owns 0.8% of the software provider. Fees paid to the company for software licensing and other services for the years ended December 31, 2013 and 2012 were $1.7 million, respectively.

Employment Agreement with Todd A. Goergen. In February 2014, Todd A. Goergen became the Chief Operating Officer of ViSalus. Mr. Goergen's base salary is $500,000 and he has an annual target bonus opportunity equal to 100% of his base salary (with a maximum annual bonus opportunity equal to 200% of his base salary). In May 2013, Todd A. Goergen was issued 507,375 RSUs and 620,125 nonqualified stock options under the ViSalus Plan. Todd A. Goergen is also a member of the Board of Directors of ViSalus.

Management Services with ViSalus. On July 25, 2012, ViSalus and the Company entered into a management services agreement whereby the Company will provide certain administrative support services to ViSalus for what is believed to be an

Return to Top

arm's length price for such services. The basis for determining the price for the services is on a cost recovery basis and requires ViSalus to pay for such services within 30 days of receipt of the invoice. The agreement terminates on December 31, 2015 but can be amended by either party. The estimated cost of services to be provided in 2014 is $1.1 million.

RAM Sublease. For the years ended December 31, 2013 and 2012 RAM paid the Company $0.2 million to sublet office space, which the Company believes approximates the fair market rental for the rental period.

Note 17. Stock-Based Compensation

Summary of Plans

As of December 31, 2013, the Company had one active stock-based compensation plan, the Second Amended and Restated Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. There were 2,040,897 shares authorized for grant as of December 31, 2013, and approximately 1,707,674 shares available for grant under the 2003 Plan. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2011	202,656	$21.10
Granted	76,998	36.18
Vested	(149,472)	20.47
Forfeited	(7,500)	25.38
Nonvested restricted stock and RSUs at December 31, 2012	122,682	$31.06	$1,908
Granted	60,422	16.08
Vested	(76,883)	28.75
Forfeited	(5,481)	23.65
Nonvested restricted stock and RSUs at December 31, 2013	100,740	$24.25	$1,096
Total restricted stock and RSUs at December 31, 2013	158,630	$28.79	$1,726

Compensation expense related to restricted stock and RSUs for the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011 was approximately $1.7 million, $4.6 million and $1.5 million, respectively. The total recognized tax benefit for the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011 was

Return to Top

approximately $0.6 million, $1.7 million and $0.5 million, respectively. The total intrinsic value of restricted stock and RSUs vested for the years ended December 31, 2013 and 2012 was $0.6 million and $0.8 million, respectively. The weighted average grant date fair value of restricted stock and RSUs granted during the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011 was approximately $16, $36 and $24 per share, respectively. The average grant date fair value of restricted stock and RSUs vested for the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011 was approximately $29, $20 and $23 per share, respectively.

As of December 31, 2013, there was $0.5 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.0 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of December 31, 2013 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	70,100	$54.88	0.91	—
Options expired	(40,350)	55.19
Outstanding and exercisable at December 31, 2012	29,750	54.46	0.50	—
Options expired	(27,250)	53.64
Outstanding and exercisable at December 31, 2013	2,500	$63.37	0.69	—

At December 31, 2013 and 2012, options to purchase 2,500 and 29,750 shares, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day for the year ended December 31, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2013. Intrinsic value will change in future periods based on the fair market value of the Company’s stock and the number of shares outstanding. There were no grants or exercises in the years ended December 31, 2013 and 2012 and the eleven months ended December 31, 2011.

All per share amounts, including weighted average option exercise prices and weighted average grant date fair value amounts, as well as shares outstanding and all share activity have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

ViSalus, Inc. 2012 Omnibus Incentive Plan

On May 14, 2013, the Board of Directors of ViSalus, Inc. adopted the ViSalus, Inc. 2012 Omnibus Incentive Plan (the “ViSalus
Plan”), which allows the Board of Directors of ViSalus to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units, dividend equivalents and performance compensation awards to employees and others of ViSalus and its affiliates. The objectives of the ViSalus Plan are to attract, retain and provide incentives to employees and others to promote the long-term success of the business. In May 2013, 7,050,000 shares were authorized for grant under this plan by the Board of Directors of ViSalus and 348,149 shares were available for grant as of December 31, 2013.

Transactions related to restricted stock and RSUs are summarized as follows:

For the year ended December 31, 2013, 3,401,713 RSUs were issued, 215,850 forfeited and 3,185,863 outstanding. Compensation expense related to RSUs for the year ended December 31, 2013 was $0.6 million. The total recognized tax benefit for the year ended December 31, 2013 was $0.2 million. As of December 31, 2013, there was $2.7 million of unearned compensation expense related to non-vested RSUs. This cost is expected to be recognized over a weighted average period of 5.1 years. RSUs vest over an eight-year period beginning October 1, 2014 through October 1, 2020.

Transactions involving stock options are summarized as follows:

For the year ended December 31, 2013, 3,649,038 stock options were issued, 133,050 forfeited and 3,515,988 outstanding. Compensation expense related to nonqualified stock options for the year ended December 31, 2013 was $49 thousand. The total

Return to Top

recognized tax benefit for the year ended December 31, 2013 was $17 thousand. As of December 31, 2013, there was $11 thousand of unearned compensation expense related to non-vested nonqualified stock options awards. This cost is expected to be recognized over a weighted average period of 9.2 years. Nonqualified stock options vest over an eight-year period beginning October 1, 2013 through October 1, 2020.

The fair value of the RSUs and nonqualified stock options were determined using a discounted cash flow methodology. The discounted cash flow methodology used an estimated weighted average cost of capital to discount the estimated future cash flows of ViSalus to its present value.

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

Note 18. Redeemable Preferred Stock

In December 2012, the Company and the ViSalus founders and the other noncontrolling members reached an agreement and exchanged their remaining ViSalus membership interests for a total of 8,955,730 shares of Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million (See Note 3). The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares of ViSalus. The Preferred Stock is convertible into Class A and Class B common stock of ViSalus on a one for one basis. Preferred Stockholders have the same rights to earnings, dividends and voting as their common stock equivalents. ViSalus intends to pay quarterly dividends to its preferred and common stockholders (on an as-converted common stock basis) in an amount equal to its excess cash reserves, if any. In the event of a voluntary or involuntary liquidation or dissolution, the holders of the Preferred Stock are entitled to be paid out of the assets of ViSalus prior to making any payment to common stock holders. The balance at December 31, 2013 represents the fair value plus an accretion adjustment to arrive at its redemption value at December 31, 2017. In 2013, the Company recorded an earnings per share charge of $5.5 million or $0.34 per share representing the accretion adjustment to its redemption value after allocating attributable losses and dividends paid to preferred stock holders in excess of earnings.

Note 19. Earnings Per Share

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

Return to Top

The components of basic and diluted earnings per share are as follows:

	For the year ended	For the year ended	For the eleven months ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net earnings attributable to Blyth, Inc.	$2,433	$44,002	$16,226
Less: Exchange of redeemable preferred stock in excess of fair value	—	(33,956)	—
Less: Accretion to redemption value for ViSalus redeemable preferred stock	(5,471)	—	—
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(3,038)	$10,046	$16,226
Weighted average number outstanding:
Common shares	16,141	17,113	16,467
Vested restricted stock units	55	67	79
Weighted average number of common shares outstanding:
Basic	16,196	17,180	16,546
Dilutive effect of stock options and non-vested restricted shares units	—	67	110
Diluted	16,196	17,247	16,656
Basic earnings (loss) per share attributable to common stockholders
Net earnings (loss) from continuing operations	$(0.19)	$0.13	$1.28
Net earnings (loss) from discontinued operations	—	0.45	(0.30)
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.19)	$0.58	$0.98
Diluted earnings (loss) per share attributable to common stockholders
Net earnings (loss) from continuing operations	$(0.19)	$0.13	$1.27
Net earnings (loss) from discontinued operations	—	0.45	(0.29)
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.19)	$0.58	$0.98

As of December 31, 2013, 2012 and 2011, options to purchase 2,500, 29,750 and 70,100 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 20. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 31, 2011	9,122,028	$(424,210)
Treasury stock purchases	70,000	(2,231)
Treasury stock withheld in connection with long-term incentive plan	12,312	(276)
December 31, 2011	9,204,340	$(426,717)
Treasury stock purchases	694,636	(13,434)
Treasury stock withheld in connection with long-term incentive plan	45,263	(1,623)
December 31, 2012	9,944,239	$(441,774)
Treasury stock purchases	594,582	(9,961)
Treasury stock withheld in connection with long-term incentive plan	18,521	(305)
Balance at December 31, 2013	10,557,342	$(452,040)

Return to Top

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 31, 2011	25,583,030	$512
Common stock issued in connection with long-term incentive plan	58,454	2
December 31, 2011	25,641,484	$514
Common stock issued for the purchase of additional ViSalus interest	681,324	14
Common stock issued in connection with long-term incentive plan	182,402	2
December 31, 2012	26,505,210	$530
Common stock issued in connection with long-term incentive plan	68,821	2
Balance at December 31, 2013	26,574,031	$532

All share amounts, including shares outstanding and activity of Treasury stock and Common stock have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 21. Segment Information

The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items, personalized gifts, as well as meal replacement shakes, nutritional supplements, functional foods, energy drink mixes and health wellness related products. The Company's products can be found throughout the United States, Canada, Mexico, Europe and Australia. The Company's financial results are reported in three segments: the Candles & Home Décor segment, the Health & Wellness segment and the Catalog & Internet segment.

Within the Candles & Home Décor segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand. Products in this segment are sold through networks of independent sales consultants. PartyLite brand products are sold in the United States, Canada, Mexico, Europe and Australia.

Within the Health & Wellness segment, the Company operates ViSalus, which is focused on selling meal replacement shakes, nutritional supplements, functional foods and energy drink mixes. Products in this segment are sold through networks of independent sales promoters. ViSalus brand products are sold in the United States, Canada, the United Kingdom, Germany and Austria.

Within the Catalog & Internet segment, under the Silver Star Brands name, the Company designs, sources and markets a broad range of household convenience items, health and wellness products, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames. These products are sold directly to the consumer under the Miles Kimball®, Walter Drake®, Easy Comforts®, As We Change® and Exposures® brands. These products are sold in the United States and Canada.

Operating profit in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include cash and cash equivalents, short-term investments, discontinued operations, prepaid income tax, corporate fixed assets, deferred debt costs and other long-term investments, which are not allocated to the business segments.

The geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of fixed assets, based on physical location.

Return to Top

Operating Segment Information

(In thousands)	For the year ended			For the eleven months ended
Financial Information	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2011
Net Sales		(3)	(unaudited) (3)	(3)
Candles & Home Décor	$390,797	$417,267	$495,679	$464,402
Health & Wellness	351,187	623,533	230,493	225,832
Catalog & Internet	143,466	138,714	152,918	137,378
Total	$885,450	$1,179,514	$879,090	$827,612
Earnings (1)
Candles & Home Décor	$21,182	$20,438	$30,268	$30,306
Health & Wellness	(1,130)	69,167	2,591	2,895
Catalog & Internet	(401)	(5,039)	(622)	(1,079)
Operating profit	19,651	84,566	32,237	32,122
Other Expense/(Income) (4)	(5,021)	(3,424)	(6,583)	(4,604)
Earnings before income taxes and non-controlling interest	$14,630	$81,142	$25,654	$27,518
Identifiable Assets
Candles & Home Décor	176,062	189,147	204,798	204,798
Health & Wellness	57,995	93,821	60,243	60,243
Catalog & Internet	50,880	50,661	52,334	52,334
Unallocated Corporate	81,840	101,294	197,919	197,919
Total	$366,777	$434,923	$515,294	$515,294
Capital Expenditures (2)
Candles & Home Décor	2,819	7,792	4,604	3,997
Health & Wellness	9,297	10,192	347	341
Catalog & Internet	223	896	1,628	1,550
Unallocated Corporate	19	513	617	430
Total	$12,358	$19,393	$7,196	$6,318
Depreciation and Amortization
Candles & Home Décor	6,616	6,499	7,082	6,421
Health & Wellness	3,098	1,107	422	399
Catalog & Internet	3,022	3,377	3,268	2,963
Unallocated Corporate	251	256	435	389
Total	$12,987	$11,239	$11,207	$10,172
Geographic Information
Net Sales
United States	$509,445	$707,126	$434,587	$409,011
International	376,005	472,388	444,503	418,601
Total	$885,450	$1,179,514	$879,090	$827,612
Long Lived Assets
United States	$63,844	$62,154	$50,323	$50,323
International	31,584	30,954	31,016	31,016
Total	$95,428	$93,108	$81,339	$81,339

(1)
For the year ended December 31, 2012 and the eleven months ended December 31, 2011 earnings within the Catalog & Internet segment include non-cash pre-tax intangibles impairment charges of $0.8 million and $0.2 million, respectively (See Note 9 to the Consolidated Financial Statements).

(2)	Capital expenditures are presented net of disposals and transfers. The unallocated corporate balance is net of transfers to other divisions.

(3)	As adjusted for discontinued operations (See Note 4 to the Consolidated financial statements).

Return to Top

(4)
On February 4, 2013, the Company received $10.0 million as a final settlement on a promissory note. As a result of this settlement, the Company recorded an impairment charge in Foreign Exchange and Other expense of $1.6 million, net of other adjustments, to write-down the promissory note to the settlement amount (See Note 4 to the Consolidated financial statements).

Note 22. Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for the year ended December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31
Net sales	$233,094	$211,731	$179,466	$261,159
Gross profit	153,076	135,207	112,531	171,777
Operating profit (loss)	5,977	1,150	(10,095)	22,619
Net earnings (loss) attributable to Blyth, Inc.	2,596	(1,358)	(8,470)	9,665
Less: Accretion to redemption value for ViSalus redeemable preferred stock	—	(1,834)	(2,748)	(889)
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$2,596	$(3,192)	$(11,218)	$8,776
Basic earnings per share
Net earnings (loss) attributable to Blyth, Inc. common share (1)	$0.16	$(0.20)	$(0.70)	$0.55
Diluted earnings per share
Net earnings (loss) attributable to Blyth, Inc. common share (1)	$0.16	$(0.20)	$(0.70)	$0.55

	December 31, 2012 Quarter Ended (In thousands, except per share data)(2)
	March 31	June 30	September 30	December 31
Net sales	$270,213	$309,469	$268,811	$331,021
Gross profit	181,179	207,338	176,725	222,278
Operating profit	19,199	17,801	7,794	39,772
Net earnings from continuing operations	7,199	7,256	174	21,636
Net earnings from discontinued operations	280	771	571	6,115
Net earnings attributable to Blyth, Inc.	7,479	8,027	745	27,751
Less: Purchase of redeemable noncontrolling interest in excess of fair value	—	—	—	(33,956)
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$7,479	$8,027	$745	$(6,205)
Basic earnings per share
Net earnings (loss) from continuing operations	$0.42	$0.42	$0.01	$(0.72)
Net earnings from discontinued operations	0.02	0.04	0.03	0.36
Net earnings (loss) attributable to Blyth, Inc. common share (1)	$0.44	$0.46	$0.04	$(0.36)
Diluted earnings per share
Net earnings (loss) from continuing operations	$0.42	$0.42	$0.01	$(0.72)
Net earnings from discontinued operations	0.02	0.04	0.03	0.36
Net earnings (loss) attributable to Blyth, Inc. common share (1)	$0.44	$0.46	$0.04	$(0.36)
(1) The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.
(2) As adjusted for change in discontinued operations (See Note 4 to the Consolidated financial statements).

Note 23. Subsequent Events

In February 2014, ViSalus offered its senior executives, certain other employees and founders the right to participate in a long-term incentive program, which we refer to as the 2014 ViSalus LTIP, in exchange for their agreement to defer the receipt of a portion of their 2014 salary or commissions until no later than March 15, 2015. The award under the 2014 ViSalus LTIP is a

Return to Top

performance award payable in cash and the amount of the LTIP award depends on the amount deferred. For those participants who elected to defer under 50% of their base salary or commissions, the LTIP award will equal the amount deferred, and for those participants who elected to defer 50% or more of their base salary or commissions, the LTIP award will equal two times the amount deferred. The LTIP award will only be paid if ViSalus achieves trailing twelve month earnings before interest and taxes of $20.0 million or more and the participant is employed through the LTIP payment date.

Return to Top

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of December 31, 2013. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

Several Current Report on Form 8-K triggering events occurred within four business days before the filing of this Annual Report on Form 10-K. We are satisfying the obligations under Form 8-K by including the disclosure required thereby in this Item 9B.
Item 1.01 Entry into a Material Definitive Agreement.
ViSalus’s promoters may use iCentris direct-selling software, which provides the promoters with an array of promoter and corporate web modules. ViSalus licenses this software pursuant to a software and hosting services agreement with iCentris. In March 2014, ViSalus and iCentris entered into an amendment that extends the term of this agreement until June 2014 and has annual renewal terms. The transaction with iCentris involved related parties (see Note 16 to Notes to the Financial Statements). A copy of the amendment has been filed as Exhibit 10.15(a) to this annual report. The foregoing description of the amendment to the software and hosting service agreement is not complete and is qualified in its entirety by reference to the full text of such exhibit.
Item 2.02 Results of Operations and Financial Condition.

Return to Top

On March 14, 2014, Blyth, Inc. issued a press release reporting financial results for the fourth quarter and fiscal year ended December 31, 2013. The information contained in this Item 2.02 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(b)    Pamela M. Goergen, who has served on our board of directors since 1984, informed us on March 12, 2014 that she will not stand for re-election and will serve on our board until our next annual meeting of stockholders, currently scheduled to be held on May 14, 2014.
(d)    On March 12, 2014, our board of directors voted to increase the size of the board to ten directors, pursuant to the Amended and Restated By-Laws, and elected Jane A. Dietze as a director to fill the vacancy created by such increase, effective immediately. Ms. Dietze previously served on the board from April 2012 until November 2012. Since December 2013, Ms. Dietze has been a managing director at Brown University, where she is involved in endowment management. The Board appointed Ms. Dietze to the audit committee. The Board granted 3,000 restricted stock units to Ms. Dietze, which vest in equal installments on the first and second anniversaries of the date of grant. Ms. Dietze will also receive director fees and compensation for meeting attendance consistent with our practice, which is described under “Director Compensation” in our Proxy Statement filed on April 3, 2013. A copy of the Press Release announcing the election to the Board of Directors is attached hereto as Exhibit 99.2.
(e)(1)    In February 2014, ViSalus offered its senior executives, certain other employees and founders the right to participate in a long-term incentive program, which we refer to as the 2014 ViSalus LTIP, in exchange for their agreement to defer the receipt of a portion of their 2014 salary or commissions, as the case may be, until no later than March 15, 2015 or such earlier date as the board approves repayment. We refer to the amount of base salary or commissions that each participant elected to defer as the “Deferred Amount.” The award under the 2014 ViSalus LTIP is a performance award payable in cash and the amount of the LTIP award depends on the Deferred Amount. For those participants who elected to defer under 50% of their base salary or commissions, the LTIP award will equal the Deferred Amount, and for those participants who elected to defer 50% or more of their base salary or commissions, the LTIP award will equal two times the Deferred Amount. The LTIP award will only be paid if ViSalus achieves trailing twelve month earnings before interest and taxes of $20.0 million or more (which we refer to as the “performance goal”), and the participant is employed through the LTIP payment date. Ryan J. Blair, the chief executive officer of ViSalus, elected to defer 100% of his 2014 salary (after giving effect to insurance premiums for health and welfare programs), representing $368,159, which amount will be paid to him no later than March 15, 2015. In addition, because Mr. Blair elected to defer more than 50% of his salary, he is eligible for an LTIP award of $736,317 if ViSalus achieves the performance goal and Mr. Blair is employed by ViSalus on the LTIP payment date.
(e)(2)    On March 11, 2014, the Compensation Committee of our Board of Directors approved the issuance of 62,003 restricted stock units to Robert B. Goergen, Jr., our President and Chief Executive Officer, one third of which will vest on March 15, 2015, 2016 and 2017.

Return to Top

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc. and subsidiaries

We have audited Blyth, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and December 31, 2012 and consolidated statements of earnings (loss), comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2013 and December 31, 2012 and the eleven month period December 31, 2011, and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
March 14, 2014

Return to Top

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2014 (the “Proxy Statement”) under the captions “Nominees for Election as Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Board of Director and Committee Meetings” and is incorporated herein by reference.

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
Second Amendment to Membership Interest Purchase Agreement, dated as of January 12, 2012, among Blyth, Inc., Blyth VSH Acquisition Corporation, ViSalus Holdings, LLC and the Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2012)

2.1 (b)
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

4.1
Form of Indenture dated as of May 10, 2013 between Registrant and U.S. Bank National Association governing $50,000,000 principal amount of 6.00% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013)

10.1+
Amended and Restated Employment Agreement dated as of March 12, 2013 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2013)

10.1(a)+
Amendment No. 1, dated as of November 14, 2013, to the Amended and Restated Employment Agreement dated as of March 12, 2013, by and between Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 18, 2013)

10.2+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert B. Goergen, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.2(a)+
Amendment No. 1, dated as of November 14, 2013, to the Retention and Severance Agreement dated as of December 17, 2010, by and between Registrant and Robert B. Goergen, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 18, 2013)

10.3+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert H. Barghaus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.4+	Employment Agreement dated as of June 26, 2013 by and between ViSalus, Inc. and Ryan Blair (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2013)

10.5+
Blyth, Inc. Second Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Schedule 14A, Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed April 3, 2013)

10.6*+	Form of Restricted Stock Unit Agreement under the Blyth, Inc. Second Amended and Restated Omnibus Incentive Plan

Return to Top

10.7+	Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on December 21, 1999)

10.8+	ViSalus, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2013)

10.9+
Option Grant Award Agreement (Executive Form) under the ViSalus, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2013)

10.10+
Restricted Stock Unit Agreement (Executive Form) under the ViSalus, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed July 1, 2013)

10.11+
Option Grant Award Agreement (Standard Form) under the ViSalus, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed July 1, 2013)

10.12+
Restricted Stock Unit Agreement (Standard Form) under the ViSalus, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed July 1, 2013)

10.13*+	Form of letter agreement for the ViSalus 2014 Long-Term Incentive Plan

10.14
Lease Agreement between FVA Ventures, Inc. d/b/a ViSalus Sciences (Tenant) and Osprey-Troy Officentre, LLC (Landlord) and first amendment to office Lease (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013)

10.15^
Amendment to Unity Platform Software and Hosting Services Agreement dated June 1, 2012 between ViSalus, Inc., successor in interest to FVA Ventures, Inc., d/b/a ViSalus Sciences and iCentris, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013)

10.15(a)*^	Amendment to Unity Platform Software and Hosting Agreement made as of February 5, 2014 between ViSalus, Inc. and iCentris, Inc. (entered into on March 12, 2014)

21.1*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release reporting financial results for the fourth quarter and fiscal year ended December 31, 2013

Return to Top

99.2*	Press Release dated March 14, 2014 relating to election of Jane A. Dietze to Board of Directors

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.
^	Portions of this exhibit have been omitted pursuant to a confidential treatment request. This information has been filed separately with the Securities and Exchange Commission.

Return to Top

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLYTH, INC.

By: /s/ Robert B. Goergen, Jr.
Name: Robert B. Goergen, Jr.
Title: President and Chief Executive Officer
Date:  March 14, 2014

Return to Top

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Goergen, Jr.	President and Chief Executive Officer;	March 14, 2014
Robert B. Goergen, Jr.	Director (Principal Executive Officer)

/s/ Robert H. Barghaus	Vice President and Chief Financial Officer	March 14, 2014
Robert H. Barghaus	(Principal Financial and Accounting Officer)

/s/ Robert B. Goergen	Chairman of the Board	March 14, 2014
Robert B. Goergen

Jane A. Dietze	Director

/s/ Pamela M. Goergen	Director	March 14, 2014
Pamela M. Goergen

/s/ Brett M. Johnson	Director	March 14, 2014
Brett M. Johnson

/s/ Neal I. Goldman	Director	March 14, 2014
Neal I. Goldman

/s/ Andrew Graham	Director	March 14, 2014
Andrew Graham

/s/ Ilan Kaufthal	Director	March 14, 2014
Ilan Kaufthal

/s/ James M. McTaggart	Director	March 14, 2014
James M. McTaggart

/s/ Howard E. Rose	Director	March 14, 2014
Howard E. Rose

Return to Top

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
(In thousands)
For the eleven months ended 12/31/2011
Allowance for doubtful accounts	$580	$(140)	$(60)		$380
Income tax valuation allowance	26,301	(7,493)	(6)		18,802

For the year ended 12/31/2012
Allowance for doubtful accounts	$380	$1,354	$(460)		$1,274
Income tax valuation allowance	18,802	601	—		19,403

For the year ended 12/31/2013
Allowance for doubtful accounts	$1,274	$5,546	$(2,888)		$3,932
Income tax valuation allowance	19,403	3,115	(3,797)	(a)	18,721

(a) $3,201 of deductions relates to valuation allowance associated with expiring capital losses.