Form 10-Q
period 2014-03-31
BLYTH INC
filed 2014-05-02
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
           (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
16,046,180 Common Shares as of April 30, 2014

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
• increased borrowing costs and reduced access to capital;

Return to Top

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

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	March 31, 2014	December 31, 2013
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,094	$114,847
Short-term investments	7,989	7,985
Accounts receivable, less allowance for doubtful receivables of $4,581 and $3,932, respectively	14,400	12,704
Inventories	77,363	75,795
Prepaid assets	22,419	18,630
Deferred income taxes	3,224	2,198
Other current assets	8,089	7,649
Total current assets	230,578	239,808
Property, plant and equipment, at cost:
Less accumulated depreciation of $158,986 and $155,911, respectively	93,498	95,428
Other assets:
Investments	2,265	2,246
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $15,289 and $15,186, respectively	8,705	8,808
Deferred income taxes	10,309	10,425
Other assets	7,598	7,764
Total other assets	31,175	31,541
Total assets	$355,251	$366,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$919	$952
Accounts payable	26,660	33,197
Accrued expenses	62,345	58,917
Dividend payable	805	—
Deferred income taxes	356	585
Income taxes payable	716	779
Other current liabilities	5,128	9,603
Total current liabilities	96,929	104,033
Long-term debt, less current maturities	55,110	55,326
Other liabilities	13,391	14,787
Commitments and contingencies	—	—
ViSalus redeemable preferred stock	146,635	146,603
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,608,958 shares and 26,574,031 shares, respectively	532	532
Additional contributed capital	169,151	168,732
Retained earnings	307,958	312,036
Accumulated other comprehensive income	17,219	16,362
Treasury stock, at cost, 10,566,295 shares and 10,557,342 shares, respectively	(452,123)	(452,040)
Total stockholders' equity	42,737	45,622
Noncontrolling interest	449	406
Total equity	43,186	46,028
Total liabilities and equity	$355,251	$366,777
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (Loss)
(Unaudited)
	Three months ended
(In thousands, except per share data)	March 31, 2014	March 31, 2013

Net sales	$175,670	$233,094
Cost of goods sold	62,190	80,018
Gross profit	113,480	153,076
Selling	78,308	103,113
Administrative and other expense	37,813	43,986
Total operating expense	116,121	147,099
Operating profit (loss)	(2,641)	5,977
Other expense (income):
Interest expense	977	1,134
Interest income	(43)	(275)
Foreign exchange and other, net	27	(553)
Total other expense	961	306
Earnings (loss) from operations before income taxes and noncontrolling interest	(3,602)	5,671
Income tax expense (benefit)	(450)	2,218
Net earnings (loss)	(3,152)	3,453
Less: Net earnings (loss) attributable to noncontrolling interests	(390)	857
Net earnings (loss) attributable to Blyth, Inc.	(2,762)	2,596
Less: Accretion to redemption value for ViSalus redeemable preferred stock	(511)	—
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(3,273)	$2,596
Basic earnings per share:
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.20)	$0.16
Weighted average number of shares outstanding	16,080	16,589
Diluted earnings per share:
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.20)	$0.16
Weighted average number of shares outstanding	16,080	16,632
Cash dividend declared per share	$0.05	$0.10

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Three months ended
(In thousands)	March 31, 2014	March 31, 2013
Net earnings (loss)	$(3,152)	$3,453
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	810	(2,483)
Net unrealized gain (loss) on certain investments	(12)	5
Net unrealized loss on cash flow hedging instruments	20	119
Less: Reclassification adjustments for loss included in net income	39	35
Other comprehensive income (loss)	857	(2,324)
Total comprehensive income (loss), net of tax	(2,295)	1,129
Less: comprehensive (income) loss attributable to noncontrolling interests	390	(857)
Comprehensive income (loss) attributable to Blyth, Inc.	$(1,905)	$272
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Preferred Stock
For the three months ended March 31, 2013:
Balance at January 1, 2013	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804	$146,547
Net earnings for the period			2,596			81	2,677	776
Distributions to noncontrolling interest						(45)	(45)
Other comprehensive loss				(2,324)			(2,324)
Stock-based compensation	1	706					707
Dividends declared ($0.10 per share)			(1,603)				(1,603)
Treasury stock purchases (1)					(10,025)		(10,025)
Balance at March 31, 2013	$531	$167,786	$319,292	$12,077	$(451,799)	$304	$48,191	$147,323

For the three months ended March 31, 2014:
Balance at January 1, 2014	$532	$168,732	$312,036	$16,362	$(452,040)	$406	$46,028	$146,603
Net earnings (loss) for the period			(2,762)			88	(2,674)	(479)
Distributions to noncontrolling interest						(45)	(45)
Accretion to redemption value for ViSalus redeemable preferred stock			(511)				(511)	511
Other comprehensive income				857			857
Stock-based compensation		419					419
Dividends declared ($0.05 per share)			(805)				(805)
Treasury stock purchases (1)					(83)		(83)
Balance at March 31, 2014	$532	$169,151	$307,958	$17,219	$(452,123)	$449	$43,186	$146,635

(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
(In thousands)	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net earnings (loss) attributable to Blyth, Inc.	$(3,152)	$3,453
Adjustments to reconcile earnings to net cash used in operating activities:
Depreciation and amortization	3,228	3,120
Loss (gain) on sale of assets	19	(36)
Stock-based compensation expense of Blyth, Inc.	419	707
Deferred income taxes	(1,112)	500
Equity in losses of investee	16	—
Changes in operating assets and liabilities:
Accounts receivable	(1,675)	(2,310)
Inventories	(1,335)	6,436
Prepaid and other	(3,958)	(1,218)
Other long-term assets	159	49
Accounts payable	(6,593)	(3,406)
Accrued expenses	2,997	(3,361)
Income taxes payable	(151)	160
Other liabilities and other	(5,531)	(4,625)
Net cash used in operating activities	(16,669)	(531)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(750)	(7,191)
Proceeds from collection of note receivable	—	10,000
Purchases of short-term investments	(57)	(4,430)
Proceeds from sale of short-term investments	—	7,465
Proceeds from sale of long-term investments	—	105
Net cash provided by (used in) investing activities	(807)	5,949
Cash flows from financing activities:
Purchases of treasury stock	—	(9,961)
Repayments on long-term debt	(164)	(152)
Purchases of additional ViSalus interest	—	(25,341)
Payments on capital lease obligations	(96)	(35)
Distributions to noncontrolling interest	(45)	(45)
Net cash used in financing activities	(305)	(35,534)
Effect of exchange rate changes on cash	28	(1,889)
Net decrease in cash and cash equivalents	(17,753)	(32,005)
Cash and cash equivalents at beginning of period	114,847	129,056
Cash and cash equivalents at end of period	$97,094	$97,051

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Blyth, Inc. ("Blyth" or the “Company”) is a multi-channel company focused on the direct to consumer market. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as meal replacement shakes, nutritional supplements, functional foods, energy drink mixes and health, wellness and beauty related products. The Company’s products can be found throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in three segments: the Candles & Home Décor segment (PartyLite), the Health & Wellness segment (ViSalus), and the Catalog & Internet segment (Silver Star Brands).

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's subsidiaries within the Catalog & Internet segment operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of March 31, 2014 and the consolidated results of its operations for the three months ended March 31, 2014 and 2013, and the consolidated statement of cash flows for the three months ended March 31, 2014 and 2013. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2013, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Recently Adopted Accounting Guidance

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative
Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an
Investment in a Foreign Entity (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards
Codification (ASC) Topic 830-30 to release any related cumulative translation adjustment into net earnings. The Company adopted ASU 2013-01 as of January 1, 2014. This standard did not have an impact on the Company's consolidated financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss
Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 as of January 1, 2014. This standard did not have a material impact on the Company's consolidated financial condition or results of operations.

Recently Issued Accounting Guidance

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", ("ASU 2014-08"). ASU 2014-08 changes the definition of reporting discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts what will have a major effect on an entity's operations and financial results. The amendments of this update also require additional disclosures for discontinued operations. The Company is required to adopt ASU 2014-08 prospectively for all disposals classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

Return to Top

	Three months ended
(In thousands)	March 31, 2014			March 31, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$537	$273	$810	$(451)	$(2,032)	$(2,483)
Net unrealized gain (loss) on certain investments	(18)	6	(12)	8	(3)	5
Net unrealized gain (loss) on cash flow hedging instruments	30	(10)	20	183	(64)	119
Less: Reclassification adjustments for (gain) loss included in net income	61	(22)	39	54	(19)	35
Other comprehensive income (loss)	$610	$247	$857	$(206)	$(2,118)	$(2,324)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 is as follows:

(In thousands)	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized loss on cash flow hedging instruments	Net Investment Hedge gain (loss)	Total
Beginning balance at January 1, 2014	$13,905	$263	$(110)	$2,304	$16,362
Other comprehensive income (loss) before reclassifications	799	(12)	20	11	818
Amounts reclassified from accumulated other comprehensive income (loss) (1) (2)	—	(11)	(28)	—	(39)
Net current period other comprehensive income (loss)	799	(1)	48	11	857
Balance at March 31, 2014	$14,704	$262	$(62)	$2,315	$17,219
(1) All amounts net of a 35% tax rate.
(2) Reclassified from Accumulated other comprehensive income into Foreign exchange and other and Cost of goods sold.

Note 2. Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, functional foods, nutritional supplements and energy drinks, through a series of investments. In October 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. In April 2011, the Company completed the second phase of its acquisition of ViSalus for approximately $2.5 million, increasing its ownership to 57.5%. In January and April 2012, the Company completed the third phase of its acquisition of ViSalus and increased its ownership to 72.7% for approximately $28.7 million in cash and the issuance of 681,324 unregistered shares of the Company's common stock valued at $14.6 million.

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

Return to Top

As of March 31, 2014, $146.6 million of Preferred Stock was recorded outside of permanent equity as required by ASC 480. The Company determined the fair value of the Preferred Stock in December 2012 based on an allocation of ViSalus's total enterprise value to its Preferred and common stock components utilizing an option pricing model. The option pricing model considered the characteristics of the ViSalus Preferred and common stock, interest rates, expected term and estimated volatility. The enterprise value was determined using a combination of a discounted cash flow methodology and a publicly traded company market multiple methodology. The discounted cash flow methodology used an estimated weighted average cost of capital to discount the estimated future cash flows of ViSalus to its present value. The publicly traded company methodology used various market multiples with consideration for comparable operating revenues and earnings. The initial recording to fair value in December 2012 was recorded as a charge to retained earnings since no proceeds were received at the time of issuance. The difference in recorded value at March 31, 2014 and its previously recorded fair value at December 31, 2012 represents an accretion adjustment to be recorded on a prorated basis through December 2017 to arrive at the fully accreted value upon maturity.

The acquisition of ViSalus involves related parties, as discussed in Note 12 to the Consolidated Financial Statements. In addition to Blyth, the other owners of ViSalus include its three founders (each of whom currently owns approximately 4.6% for a total of 13.7%) (“the founders”), Robert B. Goergen (the Company's Chairman of the Board, who owns 1.8%), Robert B. Goergen, Jr. (President and Chief Executive Officer of the Company, who owns 0.1%), Todd A. Goergen (ViSalus's Chief Operating Officer, who owns 0.6%), and a small group of employees and others who collectively own approximately 2.9% of ViSalus. The Company's initial investment in ViSalus of $13.0 million was paid to ViSalus ($2.5 million), Ropart Asset Management Fund, LLC and Ropart Asset Management Fund II, LLC (collectively, “RAM”) ($3.0 million), and each of the three founders ($2.5 million each). The Company's second investment of $2.5 million was paid to RAM ($1.0 million), each of the three founders ($0.3 million each) and others ($0.6 million in the aggregate).  The Company's third investment in ViSalus of $28.7 million in cash and the issuance of 681,324 unregistered shares of common stock was paid to RAM ($11.0 million in cash), the three founders (a total of $10.1 million in cash and the issuance of a total of 681,324 unregistered shares) and others ($7.6 million in cash, in the aggregate). The Company's fourth investment of $60.5 million was paid to Robert B. Goergen ($5.1 million), Robert B. Goergen, Jr. ($0.2 million), Todd A. Goergen ($1.7 million), each of the three founders ($13.3 million each) and others ($13.6 million in the aggregate). Mr. Goergen, the Company's Chairman of the Board, beneficially owns approximately 36.0% of Blyth's outstanding common stock, and together with members of his family, owns substantially all of RAM.

Note 3. Financing Receivables

During 2012, Silver Star Brands entered into an agreement with a financial services company to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. Net financing sales, which represent the amounts of financing provided by the service provider to customers, were approximately $6.5 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, our net financing receivables balances were $6.3 million and $5.6 million, respectively. This balance is recorded in accounts receivable in the Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

Silver Star Brands maintains an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. The allowance for credit losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past due and accrue interest 30 days after the first initial billing cycle when a payment due date is missed or only a partial payment is received. As of March 31, 2014 and December 31, 2013, the allowance for credit losses was $3.7 million and $3.0 million, respectively. Provisions for the allowance of credit losses are recorded to selling expenses within the Consolidated Statements of Earnings (Loss). The Company continues to monitor broader economic indicators and their potential impact on future loss performance. The Company has an extensive process to manage its exposure to customer credit risk, including active management of credit lines and its collection activities. Based on our assessment of the customer financing receivables, the Company believes it is adequately reserved. Write-offs recorded to date related to 2014 and 2013 credit sales were 1.8% and 15.0% of 2014 and 2013 sales, respectively. The Company's policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

The majority of Silver Star Brands' financing receivables are considered sub-prime credit risk, which represent lower credit quality accounts that are comparable to FICO scores below 600. Credit decisions are based on propriety scorecards, which include the customer's credit history, payment history, credit usage and other credit agency-related elements. Credit scores are

Return to Top

obtained prior to a customers initial mailing and then rescored each season and adjusted accordingly. At a minimum each customer is rescored at least every six months.

The following table summarizes the changes in the allowance for financing receivables credit losses for the respective periods:

(In Thousands)	March 31, 2014	December 31, 2013
Allowance for financing receivable credit losses:
Balance at the beginning of period	$2,988	$712
Provision for credit losses	1,793	4,540
Write-offs	(1,177)	(2,277)
Recoveries	46	13
Balance at the end of period	$3,650	$2,988

The following table summarizes the age of Silver Star Brands' customer financing receivables, gross, including interest and other finance charges, as of March 31, 2014:

	March 31, 2014
(In Thousands)	Current	Past Due 1 - 90 Days	91 - 180 Days	Total
Financing Receivables	$6,429	$2,574	$962	$9,965

`Note 4. Investments

The Company’s investments as of March 31, 2014 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds, and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investment in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	March 31, 2014			December 31, 2013
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI (2)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI (2)
Short-term bond mutual funds	$8,000	$7,989	$(11)	$8,000	$7,985	$(15)
Certificates of deposit	1,644	1,644	—	1,634	1,634	—
Other investment	621	621	—	612	612	—
Total investments	$10,265	$10,254	$(11)	$10,246	$10,231	$(15)
(1) The cost basis represents the actual amount paid less any permanent impairment recorded on that asset.
(2) The Company believes these short-term losses are temporary in nature therefore no permanent impairment is required.

As of March 31, 2014 and December 31, 2013, the Company held $8.0 million of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and losses on these investments that are considered temporary are recorded in AOCI.   These securities are valued based on quoted prices in active markets. As of March 31, 2014 and December 31, 2013, the Company recorded insignificant unrealized losses, net of tax.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.6 million as of March 31, 2014 and December 31, 2013. These investments are recorded at fair value which approximates cost. Interest earned on these investments is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

Included in Other investments is a $0.4 million investment obtained through its ViSalus acquisition. As of March 31, 2014 and December 31, 2013, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 12.

Return to Top

On November 26, 2013, ViSalus entered into an agreement with a healthy snack manufacturer to acquire a 50% interest in the company for $0.3 million in cash. As of March 31, 2014, the Company concluded that it does not have control of the company in accordance with ASC 810 and therefore has accounted for this as an equity investment. Operating results through March 31, 2014 and net assets as of March 31, 2014 are not significant to the Company. On April 1, 2014, ViSalus purchased the remaining 50% interest for $0.2 million bringing the total cost of acquisition to $0.5 million.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of March 31, 2014 and December 31, 2013, the fair value of these securities was $1.0 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2014 and 2013. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings (Loss) are calculated using the specific identification method.

(In thousands)	March 31, 2014	March 31, 2013
Net proceeds	$—	$7,570
Realized gains	$—	$38

Note 5. Inventories

The major components of Inventories are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Raw materials	$8,042	$4,628
Finished goods	69,321	71,167
Total	$77,363	$75,795

As of March 31, 2014 and December 31, 2013, the inventory valuation adjustments totaled $9.8 million and $8.6 million, respectively and have been netted against the above amounts.

Note 6. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired. As of March 31, 2014, there were no indications that a review was necessary.

As of March 31, 2014 and December 31, 2013, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

Other intangible assets include indefinite-lived trade names, trademarks, domain names and customer relationships related to the Company's acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog & Internet segment and ViSalus, which is reported in the Health & Wellness segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually upon the occurrence of a triggering event. As of March 31, 2014, there were no indications that a review was necessary.

Return to Top

Other intangible assets include the following:

	Health & Wellness Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	—	—	(15,186)	—	(15,186)
Additions	928	—	—	928	—
Impairments	(3,100)	(21,534)	—	(24,634)	—
Other intangibles at December 31, 2013	$2,028	$6,566	$214	$8,594	$214
Additions	—	—	—	—	—
Amortization	—	—	(103)	—	(103)
Other intangibles at March 31, 2014	$2,028	$6,566	$111	$8,594	$111

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The estimated annual amortization expense for 2014 is $0.2 million and an insignificant amount to be amortized in 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of  March 31, 2014 and December 31, 2013, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,644	$—	$1,644	$—
Short-term bond mutual funds	7,989	7,989	—	—
Deferred compensation plan assets (1)	1,003	1,003	—	—
Total	$10,636	$8,992	$1,644	$—
Financial liabilities
Foreign exchange forward contracts	$(213)	$—	$(213)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,634	$—	$1,634	$—
Short-term bond mutual funds	7,985	7,985	—	—
Foreign exchange forward contracts	44	—	44	—
Deferred compensation plan assets (1)	1,007	1,007	—	—
Total	$10,670	$8,992	$1,678	$—
Financial liabilities
Foreign exchange forward contracts	$(225)	$—	$(225)	$—
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of March 31, 2014, there were no indications or circumstances indicating that an impairment might exist.

Note 8. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of March 31, 2014, there was one outstanding net investment hedge. The cumulative net after-tax gain related to net investment hedges in AOCI as of March 31, 2014 and December 31, 2013 was $2.3 million.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at March 31, 2014 for cash

Return to Top

flow hedges was $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through December 2014.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments	Accrued Expenses	Accrued Expenses
Foreign exchange forward contracts in an asset position	$—	$44
Foreign exchange forward contracts in a liability position	(213)	(225)
Net derivatives at fair value	$(213)	$(181)

For the three months ended March 31, 2014 and 2013, the Company recorded a loss of $0.1 million and $0.3 million respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity recorded to cost of goods sold and reclassified from AOCI related to the Company's Cash Flow hedges for the three months ended March 31, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Loss Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2014	2013	2014	2013
Foreign exchange forward contracts	$(4)	$184	$(79)	$(83)

Note 9. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	March 31, 2014	December 31, 2013
Compensation and benefits	$18,090	$20,162
Deferred revenue	13,497	10,382
Promotional	12,130	7,649
Inventory	1,365	3,864
Professional fees	2,242	2,651
Taxes, other than income	2,935	2,344
Other	12,086	11,865
Total	$62,345	$58,917

Note 10. Long-Term Debt

On May 10, 2013, the Company issued $50.0 million principal amount of 6.00% Senior Notes due June 2017. The notes bear interest payable semi-annually in arrears on May 15 and November 15. The indenture governing the 6.00% Senior Notes due 2017 contains affirmative and negative covenants that, among other things, limit or restrict the Company's and its subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of the Company's assets, in each case, subject to certain qualifications and exceptions set forth in the indenture.

Return to Top

As of March 31, 2014 and December 31, 2013, Silver Star Brands had approximately $5.4 million and $5.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis which approximates its fair value.

As of March 31, 2014, the Company had a total of $2.4 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2015.  As of March 31, 2014, no amount was outstanding under this facility.

As of March 31, 2014, the Company had $1.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit and have an expiration date of March 1, 2015.

Note 11. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2014 was 12.5% which resulted in an income tax benefit of $0.5 million on a loss from operations of $3.6 million. This compares to 39.1% for the three months ended March 31, 2013, which resulted in a tax expense of $2.2 million on a profit from operations of $5.7 million. The low tax rate benefit this year, as compared to the U.S. statutory tax rate, is primarily a result of no tax benefit being realized on certain foreign net operating losses.
Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2014 but the amount cannot be estimated. There has been no material change in the Company's contingency reserve for the three months ended March 31, 2014.

Note 12. Related Party Transactions

In August 2008, the Company signed a membership interest purchase agreement to acquire ViSalus, a network marketing company that sells weight management products, nutritional supplements, functional foods and energy drinks, through a series of investments as discussed in further detail in Note 2. Through December 2012, the Company made investments that increased its ownership in ViSalus to approximately 80.9%. In connection with the December 2012 closing, ViSalus issued shares of its redeemable convertible preferred stock to the holders of the 19.1% of ViSalus that was not owned by the
Company. The Company and ViSalus have agreed to redeem all of the shares of preferred stock on December 31, 2017 for $143.2 million, which date can be extended with the consent of holders of a majority of the voting power of the preferred stock, unless prior to such date ViSalus has made an initial public offering of its common stock at a price that indicates a valuation of
ViSalus of $800 million or more, in which event the preferred stock will automatically convert into common stock of ViSalus on a one-to-one basis. The threshold valuation in the preceding sentence is an aspirational goal and should not be considered the valuation of ViSalus at the date hereof or to predict ViSalus’s valuation at any time in the future. The Company has guaranteed the performance by ViSalus of its redemption obligation. In the event that ViSalus does not redeem the preferred shares, each of the preferred shares will become convertible, in the holder's sole discretion, into 100 shares of common stock of ViSalus.

At the time of the first closing in October 2008, ViSalus was owned in part by Ropart Asset Management Fund, LLC and related entities (collectively, “RAM”), which owned a significant non-controlling interest in ViSalus. In September 2012,
RAM distributed its interest in ViSalus to its members, including Robert B. Goergen, Robert B. Goergen, Jr. and Todd A.
Goergen. Robert B. Goergen beneficially owns approximately 36.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.

As of March 31, 2014, Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen (the son of Robert B. and Pamela
M. Goergen and the brother of Robert B. Goergen, Jr.) own 1.8%, 0.1% and 0.6%, respectively, of the outstanding capital stock of ViSalus. In addition, Ryan J. Blair owns 4.6% of the outstanding capital stock of ViSalus. Of the $143.2 million aggregate redemption amount that will be paid upon redemption of the preferred stock in December 2017, $13.2 million will paid to
Robert B. Goergen, $0.5 million will be paid to Robert B. Goergen, Jr., $4.5 million will be paid to Todd A. Goergen (and trusts affiliated with him) and $34.3 million will be paid to Ryan J. Blair.

ViSalus Salary Deferral Program.  In February 2014, ViSalus offered its senior executives, founders and independent board member the right to participate in a long-term incentive program, which we refer to as the 2014 ViSalus LTIP, in exchange for

Return to Top

their agreement to defer the receipt of a portion of their salary or commissions until no later than March 15, 2015. The award under the 2014 ViSalus LTIP is a performance award payable in cash and the amount of the award will be determined by the amount deferred.  For those participants who elected to defer less than 50% of their base salary or commissions, the award will equal the amount deferred, and for those participants who elected to defer 50% or more of their base salary or commissions, the award will equal two times the amount deferred.  The award will only be paid if ViSalus achieves trailing twelve month earnings before interest and taxes of $20.0 million or more, inclusive of the entire compensation award associated with the 2014 ViSalus LTIP (the “performance goal”), and the participant is associated with ViSalus through the payment date.  Ryan J. Blair elected to defer 50% of his 2014 salary (after giving effect to insurance premiums for health and welfare programs), representing $368,159, which amount will be paid to him by March 15, 2015.  Todd A. Goergen elected to defer 50% of his 2014 salary (after giving effect to insurance premiums for health and welfare programs), representing $243,521, which amount will be paid to him by March 15, 2015.  In addition, because Mr. Blair and Mr. Goergen elected to defer 50% of their respective salaries (after giving effect to insurance premiums for health and welfare programs), they are eligible for LTIP awards of $736,317 and $487,042, respectively, if ViSalus achieves the performance goal and if they are employed by ViSalus on the LTIP payment date.  The payment date will occur as soon as practicable after ViSalus attains, and calculates, the performance goal.

FragMob. ViSalus entered into an agreement with FragMob LLC in October 2011 under which FragMob agreed to provide
ViSalus with software development and hosting services for a mobile phone application that allows ViSalus's promoters to access their Vi-Net promoter account information on their smart phones. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. In September 2012,
ViSalus and FragMob entered into a new revised agreement that extended the terms to December 31, 2014 and revised certain terms of the agreement. Ryan Blair directly and indirectly owns a total of 11.8% of FragMob, RAM directly and indirectly owns a total of 7.1% of FragMob and Todd A. Goergen indirectly owns 5.3% of FragMob. Fees paid to FragMob for the three months ended March 31, 2014 and 2013 for both services were $0.5 million.

Software Services. ViSalus’s promoters may use a direct-selling software, which provides the promoters with an array of promoter and corporate web modules. ViSalus licenses this software pursuant to a software and hosting services agreement that expires in June 2016 and has annual renewal terms. ViSalus currently owns approximately 2.7% of this software provider. In addition, Ryan J. Blair owns directly and indirectly a total of 2.2%, RAM directly and indirectly owns a total of 4.8% and Todd
A. Goergen indirectly owns 0.8% of the software provider. Fees paid to the company for software licensing and other services for the three months ended March 31, 2014 and 2013 were $0.3 million and $0.5 million, respectively.

Employment Agreement with Todd A. Goergen. In February 2014, Todd A. Goergen became the Chief Operating Officer of
ViSalus. Mr. Goergen's base salary is $500,000 and he has an annual target bonus opportunity equal to 100% of his base salary
(with a maximum annual bonus opportunity equal to 200% of his base salary). In May 2013, Todd A. Goergen was issued
507,375 restricted stock units and 620,125 nonqualified stock options under the ViSalus Plan. Todd A. Goergen is also a member of the Board of Directors of ViSalus.

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

RAM Sublease. For the three months ended March 31, 2014 and 2013, RAM paid the Company $43.6 thousand and $42.8 thousand, respectively, to sublet office space, which the Company believes approximates the fair market rental for the rental period.

Note 13. Stock-Based Compensation

Blyth, Inc. Amended and Restated 2003 Omnibus Incentive Plan

As of March 31, 2014, the Company had one active stock-based compensation plan, the Second Amended and Restated Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. There were 2,040,897 shares authorized for grant as of March 31, 2014, and approximately 1,582,776 shares available for grant under the 2003 Plan. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted

Return to Top

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2014 and 2013 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2013	100,740	$24.25	$1,096
Granted	124,949	9.62
Vested	(37,659)	25.21
Forfeited	(103)	37.55
Nonvested restricted stock and RSUs at March 31, 2014	187,927	$14.32	$2,016
Total restricted stock and RSUs at March 31, 2014	248,549	$19.62	$2,667

Compensation expense related to restricted stock and RSUs for the three months ended March 31, 2014 and 2013 was approximately $0.4 million and $0.7 million, respectively. The total recognized tax benefit for the three months ended March 31, 2014 and 2013 was approximately $0.1 million and $0.3 million, respectively.

As of March 31, 2014, there was $1.2 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 2.2 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of March 31, 2014 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

For the three months ended March 31, 2014, 2,500 stock options were outstanding with a weighted average exercise price of $63.37. The weighted average remaining contractual life is 0.44.

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

ViSalus, Inc. 2012 Omnibus Incentive Plan

On May 14, 2013, the Board of Directors of ViSalus, Inc. adopted the ViSalus, Inc. 2012 Omnibus Incentive Plan (the “ViSalus Plan”), which allows the Board of Directors of ViSalus to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units, dividend equivalents and performance compensation awards to employees and others of ViSalus and its affiliates. The objectives of the ViSalus Plan are to attract, retain and provide incentives to employees and others to promote the long-term success of the business. In May 2013, 7,050,000 shares were authorized for grant under this plan by the Board of Directors of ViSalus and 16,249 shares were available for grant as of March 31, 2014.

Return to Top

Transactions related to restricted stock and RSUs are summarized as follows:

Shares
Outstanding and exercisable at December 31, 2013	3,185,863
Forfeited	(12,000)
Outstanding and exercisable at March 31, 2014	3,173,863

Compensation expense related to RSUs for the three months ended March 31, 2014 was $215.3 thousand and the total recognized tax benefit was $75.4 thousand. As of March 31, 2014, there was $2.5 million of unearned compensation expense related to non-vested RSUs.  This cost is expected to be recognized over a weighted average period of 4.9 years. RSUs vest over an eight-year period beginning October 1, 2014 through October 1, 2020.

Transactions involving stock options are summarized as follows:

Shares
Options outstanding at December 31, 2013	3,515,988
Granted	358,000
Forfeited	(14,100)
Options outstanding at March 31, 2014	3,859,888

Compensation expense related to nonqualified stock options for the three months ended March 31, 2014 was $31.0 thousand and the total recognized tax benefit was $10.9 thousand. As of March 31, 2014, there was $0.2 million of unearned compensation expense related to non-vested nonqualified stock options awards.  This cost is expected to be recognized over a weighted average period of 4.9 years. Nonqualified stock options vest over an eight-year period beginning October 1, 2013 through October 1, 2020.

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

ViSalus Salary Deferral Program

In February 2014, ViSalus offered its senior executives, founders and independent board member the right to participate in a long-term incentive program, which we refer to as the 2014 ViSalus LTIP, in exchange for their agreement to defer the receipt of a portion of their 2014 salary or commissions until no later than March 15, 2015. The award under the 2014 ViSalus LTIP is a performance award payable in cash and the amount of the LTIP award depends on the amount deferred. For those participants who elected to defer under 50% of their base salary or commissions, the LTIP award will equal the amount deferred, and for those participants who elected to defer 50% or more of their base salary or commissions, the LTIP award will equal two times the amount deferred. The LTIP award will only be paid if ViSalus achieves trailing twelve month earnings before interest and taxes of $20.0 million or more, inclusive of the entire compensation award associated with the program, and the participant is associated with ViSalus through the LTIP payment date. As of March 31, 2014 there were 18 participants in the 2014 ViSalus LTIP who have deferred salaries and commissions totaling approximately $2.2 million until no later than

Return to Top

March 15, 2015. The maximum amount payable by ViSalus under the 2014 ViSalus LTIP is $4.2 million if ViSalus achieves the performance goal and all participants are associated with ViSalus at the LTIP payment date.
Note 14. Redeemable Preferred Stock

In December 2012, the Company and the ViSalus founders and the other noncontrolling members reached an agreement and exchanged their remaining ViSalus membership interests for a total of 8,955,730 shares of Series A and Series B Redeemable
Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million (See Note 2). The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares of ViSalus. The Preferred Stock is convertible into Class A and Class B common stock of ViSalus on a one for one basis. Preferred Stockholders have the same rights to earnings, dividends and voting as their common stock equivalents. ViSalus intends to pay quarterly dividends to its preferred and common stockholders (on an as-converted common stock basis) in an amount equal to its excess cash reserves, if any. In the event of a voluntary or involuntary liquidation or dissolution, the holders of the Preferred Stock are entitled to be paid out of the assets of ViSalus prior to making any payment to common stock holders. The balance as of March 31, 2014 represents the fair value plus an accretion adjustment to arrive at its redemption value at December 31, 2017. For the three months ended March 31, 2014, the Company recorded an earnings per share charge of $0.5 million or $0.03 per share representing the accretion adjustment to its redemption value after allocating attributable losses to preferred stockholders in excess of earnings.

Note 15. Earnings Per Share

Vested restricted stock units issued under the Company’s stock-based compensation plans participate in a cash equivalent of the dividends paid to common stockholders and are not considered contingently issuable shares. Accordingly, these RSUs are included in the calculation of basic and diluted earnings per share as common stock equivalents. RSUs that have not vested and are subject to a risk of forfeiture are included solely in the calculation of diluted earnings per share.

The components of basic and diluted earnings per share are as follows:

	Three months ended
(In thousands)	March 31, 2014	March 31, 2013
Net earnings (loss) attributable to Blyth, Inc. common stockholders	$(3,273)	$2,596
Weighted average number outstanding:
Common shares	16,022	16,539
Vested restricted stock units	58	50
Weighted average number of common shares outstanding:
Basic common shares outstanding	16,080	16,589
Dilutive effect of non-vested restricted shares units	—	43
Diluted common shares outstanding	16,080	16,632
Basic earnings per share attributable to common stockholders
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.20)	$0.16
Diluted earnings per share attributable to common stockholders
Net earnings (loss) attributable per share of Blyth, Inc. common stock	$(0.20)	$0.16

As of March 31, 2014 and 2013, options to purchase 2,500 and 22,250 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 16. Treasury and Common Stock

Return to Top

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2013	9,944,239	$(441,774)
Treasury stock purchases	594,582	(9,961)
Treasury stock withheld in connection with long-term incentive plan	18,521	(305)
Balance at December 31, 2013	10,557,342	$(452,040)
Treasury stock withheld in connection with long-term incentive plan	8,953	(83)
Balance at March 31, 2014	10,566,295	$(452,123)

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2013	26,505,210	$530
Common stock issued in connection with long-term incentive plan	68,821	2
Balance at December 31, 2013	26,574,031	$532
Common stock issued in connection with long-term incentive plan	34,927	—
Balance at March 31, 2014	26,608,958	$532

Note 17. Segment Information

The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items, personalized gifts, as well as meal replacement shakes, nutritional supplements, functional foods, energy drink mixes and health, wellness and beauty related products. The Company's products can be found throughout the United States, Canada, Mexico, Europe and Australia. The Company's financial results are reported in three segments: the Candles & Home Décor segment, the Health & Wellness segment and the Catalog & Internet segment.

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

Within the Health & Wellness segment, the Company operates ViSalus, which is focused on selling meal replacement shakes, nutritional supplements, functional foods and energy drink mixes. Products in this segment are sold through networks of independent sales promoters. ViSalus® brand products are sold in the United States and Canada and Vi™ products are sold in the United Kingdom, Germany and Austria.

Within the Catalog & Internet segment, under the Silver Star Brands name, the Company designs, sources and markets a broad range of household convenience items, health, wellness and beauty products, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames. These products are sold directly to the consumer under the Miles Kimball®, Walter Drake®, Easy Comforts®, As We Change® and Exposures® brands. These products are sold in the United States and Canada.

Operating profit in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations. Unallocated
Corporate within the identifiable assets include cash and cash equivalents, short-term investments, prepaid income tax, corporate fixed assets, deferred debt costs and other long-term investments, which are not allocated to the business segments.

The geographic area data includes net sales, based on product shipment destination, and long-lived assets, which consist of fixed assets, based on physical location.

Operating Segment Information

Return to Top

	Three months ended
(In thousands)	March 31, 2014	March 31, 2013
Net Sales
Candles & Home Décor	$80,859	$90,957
Health & Wellness	57,431	104,308
Catalog & Internet	37,380	37,829
Total	$175,670	$233,094
Earnings (loss) from operations before income taxes
Candles & Home Décor	$2,108	$3,396
Health & Wellness	(3,731)	4,184
Catalog & Internet	(1,018)	(1,603)
Operating profit (loss)	(2,641)	5,977
Unallocated Corporate	(961)	(306)
Total	$(3,602)	$5,671

Identifiable Assets	March 31, 2014	December 31, 2013
Candles & Home Décor	$180,205	$176,062
Health & Wellness	66,773	57,995
Catalog & Internet	47,797	50,880
Unallocated Corporate	60,476	81,840
Total	$355,251	$366,777

Note 18. Contingencies

In November 2012, the Company, certain of its officers and others were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of the Company's common stock during the period from March to November 2012. On March 31, 2014, the United States District Court for the District of Connecticut granted the defendants' motion to dismiss the second amended complaint, entering judgment for the defendants. For additional information, see Part II, Item 1 - Legal Proceedings.

The Company is involved in litigation arising in the ordinary course of business, which, in its opinion, will not have a material adverse effect on its financial position, results of operations or cash flows.

Return to Top

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-channel company primarily focused on the direct to consumer market. Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as meal replacement shakes, nutritional supplements, functional foods, energy drink mixes and health, wellness and beauty related products. Our products can be found throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in three segments: the Candles & Home Décor segment (PartyLite), the Health & Wellness segment (ViSalus) and the Catalog & Internet segment (Silver Star Brands, formerly known as the Miles Kimball Company).

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

Results of operations - Three months ended March 31, 2014 versus 2013

Net Sales

Net sales for the three months ended March 31, 2014 decreased $57.4 million, or 25%, to $175.7 million, from $233.1 million in the comparable prior year period due to a decrease in the Health & Wellness segment and to a lesser extent a decrease in the Candles & Home Décor segment.

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite decreased $10.1 million, or 11%, to $80.9 million for the three months ended March 31, 2014 from $91.0 million in the comparable prior year period. This decline was principally due to a decrease at PartyLite Europe of 8% (or down 11% in local currency) and a decrease at PartyLite North America of 19%. These declines were principally due to a lower number of shows in both regions, as well as a lower number of consultants in North America.

PartyLite's European active independent sales consultants totaled approximately 27,200 at the end of the first quarter versus approximately 27,400 for the comparable prior year period. Active North American independent sales consultants totaled approximately 14,500 at the end of the first quarter this year versus over 15,500 last year.

Net Sales – Health & Wellness Segment

Net sales for ViSalus decreased $46.9 million, or 45%, to $57.4 million for the three months ended March 31, 2014 from $104.3 million in the comparable prior year period. This decrease was attributed to a decline in North American promoters to approximately 36,100 at March 31, 2014 from approximately 70,200 at March 31, 2013. International promoters totaled approximately 3,400 at March 31, 2014 reflecting ViSalus's entry into the United Kingdom in April 2013 and Germany and Austria in February 2014.

Net Sales – Catalog & Internet Segment

Net sales for Silver Star Brands decreased $0.4 million, to $37.4 million for the three months ended March 31, 2014 from $37.8 million in the comparable prior year period reflecting a higher number of sales orders deferred this year versus the prior year.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $39.6 million, or 26%, to $113.5 million for the three months ended March 31, 2014 from $153.1 million in the comparable prior year period. This decrease was principally due to the impact of lower sales and additional expenses for excess and obsolete inventories. The gross profit margin decreased to 64.6% for the three months ended March 31, 2014 from 65.7% for the comparable prior year period primarily due to the impact of lower sales volume at ViSalus, which carries a higher gross margin than our other businesses.

Return to Top

Blyth’s consolidated selling expense decreased $24.8 million, or 24%, to $78.3 million for the three months ended March 31, 2014 from $103.1 million in the comparable prior year period.  This decrease was primarily due to lower commission expenses at ViSalus associated with their sales decline. Selling expense as a percentage of net sales increased slightly to 44.6% for the three months ended March 31, 2014 from 44.2% for the comparable prior year period.

Blyth’s consolidated administrative and other expenses for the three months ended March 31, 2014 decreased $6.2 million, or 14%, to $37.8 million from $44.0 million in the comparable prior year period. This decline was principally due to cost saving initiatives at ViSalus partially offset by additional expenses to support their international expansion in Europe. As a percent of net sales, administrative expenses were 21.5% for the three months ended March 31, 2014 and 18.9% for the comparable prior year period. This increase was mostly due to lower sales.

Blyth’s consolidated operating profit (loss) decreased $8.6 million to a loss of $2.6 million for the three months ended March 31, 2014 from a profit of $6.0 million for the comparable prior year period. This decrease was due to sales declines at ViSalus and PartyLite partially offset by improved operating performance at Silver Star Brands.

Operating Profit – Candles & Home Décor Segment

Operating Profit for PartyLite was $2.1 million for the three months ended March 31, 2014 compared to $3.4 million for the comparable prior year period. This decline is principally due to reduced sales. Corporate expenses allocated to PartyLite were $1.9 million for the three months ended March 31, 2014 and $1.5 million for the comparable prior year period.

Operating Profit (Loss) - Health & Wellness Segment

Operating profit (loss) for ViSalus decreased to a loss of $3.7 million for the three months ended March 31, 2014 from a profit of $4.2 million for the comparable prior year period. This decrease was primarily due to lower sales and additional expenses for the international expansion in Europe. Corporate expenses allocated to ViSalus were $1.2 million for the three months ended March 31, 2014 and $2.2 million for the comparable prior year period.

Operating Loss – Catalog & Internet Segment

Operating loss for Silver Star Brands was $1.0 million for the three months ended March 31, 2014 compared to $1.6 million loss in the comparable prior year. This improvement was due to reduced promotional expenses, higher sales in health and wellness products and higher credit sales partly offset by lower general merchandise product sales and higher credit related expenses. Corporate expenses allocated to Silver Star Brands were $0.7 million for the three months ended March 31, 2014 and $0.5 million for the comparable prior year period.

Other Expense (Income)

Interest expense was $1.0 million for the three months ended March 31, 2014 compared to $1.1 million in the comparable prior year period. This decrease was principally due to lower outstanding debt this year as compared to last year.

Interest income was $43.0 thousand for the three months ended March 31, 2014 compared to $0.3 million in the comparable prior year period. This decline was mainly due to lower invested cash balances.

Foreign exchange and other was an expense of $27.0 thousand for the three months ended March 31, 2014 compared to income of $0.6 million in the comparable prior year period.

Our effective tax rate for the three months ended March 31, 2014 was 12.5% which resulted in an income tax benefit of $0.5 million on a loss from operations of $3.6 million. This compares to 39.1% for the three months ended March 31, 2013, which resulted in a tax expense of $2.2 million on a profit from operations of $5.7 million. The low tax rate benefit this year, as compared to the U.S. statutory tax rate, is primarily a result of no tax benefit being realized on certain foreign net operating losses.

The net earnings attributable to noncontrolling interests was a loss of $0.4 million for the three months ended March 31, 2014 compared to earnings of $0.9 million in the comparable prior year period. This decrease was mainly attributed to lower earnings associated with ViSalus.

Return to Top

Net earnings attributable to Blyth decreased $5.4 million to a net loss of $2.8 million for the three months ended March 31, 2014 from earnings of $2.6 million in the comparable prior year period. This decrease was primarily attributable to ViSalus's and PartyLite's decreased operating performance partly offset by improved operating results from Silver Star Brands.

Net earnings attributable to Blyth, Inc. common stockholders decreased $5.9 million to a net loss of $3.3 million for the three months ended March 31, 2014 from earnings of $2.6 million in the comparable prior year period. This decrease was primarily due to ViSalus's and PartyLite's decreased operating performance in addition to a charge for accretion to redemption value for ViSalus redeemable preferred stock of $0.5 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased $17.7 million to $97.1 million at March 31, 2014 from $114.8 million at December 31, 2013. This decrease was primarily attributed to a decrease in cash from operations. Cash held in foreign locations was approximately $56 million and $58 million as of March 31, 2014 and December 31, 2013, respectively.

Net cash used in operating activities was $16.7 million for the three months ended March 31, 2014 compared to $0.5 million for the comparable prior year period. The decrease in cash from operations reflects a decline in ViSalus's operating profits and timing of working capital accounts mainly in prepaid expenses and accounts payable. Included in net losses for the three months ended March 31, 2014 were non-cash charges for depreciation and amortization, and stock-based compensation of $3.2 million and $0.4 million, respectively.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2014, compared to cash provided by investing activities of $5.9 million for the comparable prior year period. Cash used in investing activities mainly reflects capital expenditures of $0.8 million. Prior year's cash provided by investing activities included the collection of a note receivable of $10.0 million and net proceeds from the sales and purchases of investments of $3.1 million offset by capital expenditures of $7.2 million.

Net cash used in financing activities for the three months ended March 31, 2014 was $0.3 million compared to $35.5 million for the comparable prior year period. This year's activity includes repayments on long-term debt and lease obligations of $0.3 million. Prior year's cash used in financing activities primarily reflected the additional purchase of ViSalus interest of $25.3 million, treasury stock repurchases of $10.0 million and repayments on long term debt and lease obligations of $0.2 million.

We will continue to monitor carefully our cash position, and will only make additional repurchases of treasury shares and pay dividends when we have sufficient cash surpluses available and are permitted to do so under the terms of the indenture governing our 6.00% Senior Notes due June 2017. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock, repurchases of ViSalus plan shares and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any such restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture. Since we earned insignificant cumulative net income from July 1, 2013 until March 31, 2014, we are currently restricted under the indenture and may be prohibited in the future from paying dividends on or repurchasing our common stock (other than in a total amount not to exceed approximately $0.2 million). The indenture also restricts us from incurring additional debt if we do not meet a liquidity ratio.

A significant portion of our business is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent promoters and consultants. ViSalus had approximately 39,500 promoters at March 31, 2014, which represented a decline from approximately 70,200 promoters at March 31, 2013 and a slight increase from approximately 38,400 at December 31, 2013. Management's key areas of focus have included stabilizing and increasing the promoter and consultant base within ViSalus and PartyLite through training and promotional incentives. PartyLite has had several continuous years of decline in the United States and Canada. ViSalus has generally experienced a decline in its number of promoters since summer 2012, other than a slight increase from December 31, 2013 to March 31, 2014. While we are making efforts to stabilize and increase the number of active independent sales promoters and consultants within ViSalus and PartyLite and expand our ViSalus business internationally, it may be difficult to do so. If PartyLite's consultant count and ViSalus's promoters decline it will have a negative impact on our liquidity and financial results.

Return to Top

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

On May 10, 2013, we issued $50.0 million principal amount of 6.00% Senior Notes due June 2017. The notes bear interest payable semi-annually in arrears on May 15 and November 15. The indenture governing the 6.00% Senior Notes due 2017 contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture.

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

As of March 31, 2014, we had $2.4 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2015.  As of March 31, 2014, no amount was outstanding under this facility.

As of March 31, 2014, we had $1.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of March 31, 2014 and December 31, 2013, Silver Star Brands had approximately $5.4 million and $5.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

On March 12, 2014, the Board of Directors authorized and declared a cash dividend of $0.05 per share for a total payment of $0.8 million. The dividend was payable to stockholders of record as of April 1, 2014 and was paid on April 15, 2014.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize foreign exchange forward contracts for operational purposes.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first three months of 2014. For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of March 31, 2014, we held $8.0 million of short-term bond mutual funds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of March 31, 2014 and December 31, 2013 was $2.3 million.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at March 31, 2014 for cash flow hedges was $0.1 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of March 31, 2014:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Loss
Euro	$6,450	$1.36	$(96)

The foreign exchange contracts outstanding have maturity dates through December 2014.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

PART II

Item 1.  Legal Proceedings.

We, certain of our officers, FVA Ventures, Inc., ViSalus Holdings, LLC, ViSalus and one of its founders were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of our common stock during the period March to November 2012. On June 3, 2013, the defendants moved to dismiss the then-operative amended complaint. In lieu of responding to the motion to dismiss, on June 24, 2013 plaintiff filed a second amended complaint, which named as defendants us, certain of our officers, ViSalus Holdings, LLC, ViSalus, and a ViSalus co-founder/promoter. The second amended complaint, which sought unspecified damages and asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleged certain misstatements and omissions by certain defendants, including concerning ViSalus's operations and prospects, and further alleged that certain defendants engaged in a fraudulent or deceptive “scheme.” On August 2, 2013, the defendants filed a memorandum of law in support of our motion to dismiss the second amended complaint. On September 12, 2013, plaintiff filed a memorandum of law opposing defendants’ motion to dismiss its second amended complaint, and on October 3, 2013 the defendants filed a reply memorandum in support of our motion to dismiss the second amended complaint. Oral argument on the motion was held on March 6, 2014. On March 31, 2014, the Court granted the defendants' motion to dismiss the second amended complaint, entering judgment for the defendants. Plaintiffs did not file a notice of appeal by April 30, 2014, and may seek an extension of time to file a notice of appeal prior to May 30, 2014 upon a showing of “excusable neglect” or “good cause.”

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

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of ViSalus's weight-management products, nutritional supplements, functional foods and energy drink mixes, PartyLite's candles and accessories and Silver Star Brands' consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to changing preferences, our sales may decline. ViSalus's weight-management products and PartyLite's candles represented a substantial portion of our sales in 2012, 2013 and the first quarter of 2014. If consumer demand for these products decreases significantly, or ViSalus ceases offering weight-management products without offering a suitable replacement, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

ViSalus and PartyLite depend upon sales by their independent sales forces to drive their businesses, and their failure to continue to recruit, retain and motivate promoters and consultants would harm their business and our financial condition and results of operations.

ViSalus markets its products and The Challenge through its independent promoters using a network marketing model and
PartyLite markets its products through its independent consultants primarily using a party plan direct selling model. Both of these marketing systems depend upon the successful recruitment, retention and motivation of a large number of promoters and consultants to offset frequent turnover, which is a common characteristic found in the direct selling industry. Our promoters and consultants may terminate their services at any time. Many of them market and sell our products on a part-time basis, join us for a short-period of time and likely engage in other business activities, some of which may compete with us. If ViSalus and PartyLite were unable to grow their promoter and consultant sales forces and reverse declines in their total number of

Return to Top

promoters and consultants, our business would be materially harmed. The rates of turnover of ViSalus's and PartyLite's promoters and consultants can be very high and volatile from time to time, which may materially hinder their abilities to increase their total promoter and consultant counts.

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

Sales generated by a small number of promoters, together with their associated sales organizations, represent a majority of
ViSalus's net sales. In addition, there are a number of promoters whose generated sales, together with those of their sales organizations, represent in excess of 10% of ViSalus's net sales. In particular, sales generated by one of ViSalus's founders and promoters, Nick Sarnicola, together with his wife and their sales organizations and customers to whom they market represented a substantial percentage of ViSalus's net sales in 2012, 2013 and the first quarter of 2014. The loss by ViSalus of one or more of its leading promoters, together with their respective associated sales organizations, or the loss of a significant number of promoters or consultants by ViSalus or PartyLite for any reason, could negatively impact sales of their products, impair their ability to recruit new promoters or consultants and harm our business, financial condition and results of operations. During 2013, the total number of ViSalus’s promoters declined from approximately 75,900 at December 31, 2012 to approximately 38,400 at December 31, 2013, and over the same period, the number of PartyLite’s total consultants declined from approximately 54,400 to approximately 52,100. In addition, the total number of ViSalus’s promoters declined from approximately 70,200 at March 31, 2013 to approximately 39,500 at March 31, 2014, and over the same period, the number of PartyLite’s total consultants declined from approximately 47,600 to approximately 46,200.

In general, ViSalus and PartyLite do not have non-competition arrangements with their promoters and consultants that would prohibit them from promoting competing products if they terminate their relationship. Pursuant to agreements that all of
ViSalus's and PartyLite's top promoters and consultants must sign, the promoter or consultant is not permitted to solicit or recruit ViSalus's promoters or PartyLite's consultants to participate in any other direct selling company for a period of time following the termination of their agreement. We cannot ensure that ViSalus's promoters or PartyLite's consultants will abide by any non-solicitation obligations or that we will be able to enforce them. Some of ViSalus’s promoters and PartyLite’s consultants have not abided by these non-solicitation agreements following their departure and while we have, in some cases, taken legal action and other steps to seek to enforce these non-solicitation agreements, we have not always been able to do so.
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

Return to Top

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
Many of ViSalus's customers sign up for an automatic monthly shipment of products. ViSalus must continually add new customers to replace those who cancel their auto-shipments to grow its business over time. Customers choose to cancel their auto-shipments for a wide variety of reasons, many of which are not within ViSalus's control, including the conclusion of their 90-day Challenge, their desire to reduce discretionary spending, product dissatisfaction, their perception that competitive products provide a better value or benefit to them, or customer service issues are not addressed to their satisfaction.

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

Our product advertising and promotional programs are subject to a number of federal, state and foreign jurisdiction regulations. The failure of our product advertising and promotional programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

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

There are also federal, state, provincial and foreign laws of general application, such as the FTC Act and state, provincial or foreign unfair and deceptive trade practices laws that could potentially be invoked to challenge our advertising, compensation practices or recruitment techniques. In particular, our recruiting efforts include promotional materials for recruits that describe the potential opportunity available to them if they become promoters or consultants. These materials, as well as our other recruiting efforts and those of promoters and consultants, are subject to scrutiny by the FTC and enforcement authorities with respect to misleading statements, including misleading earnings claims made to convince potential new recruits to become promoters or consultants. If claims or recruiting techniques used by ViSalus or PartyLite or by their promoters or consultants are deemed to be misleading, it could result in violations of the FTC Act or comparable state, provincial or foreign statutes prohibiting unfair or deceptive trade practices or result in reputational harm, any of which could materially harm our business, financial condition and results of operations.

Return to Top

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

ViSalus's products are subject to regulation by the FDA and other federal and state authorities as foods, and in many instances, the subset of foods referred to as “dietary supplements.” The FDA regulates, among other things, the composition, safety, labeling and marketing of conventional foods and dietary supplements (including vitamins, minerals, herbs and other dietary

Return to Top

ingredients for human use). While ViSalus's products as they are currently marketed are not required to obtain pre-market approval from the FDA, ViSalus must submit a new dietary ingredient notification to the FDA at least 75 days before the initial marketing of any dietary supplement that contains a new dietary ingredient. The FDA may find unacceptable the evidence of safety for any new dietary supplement ViSalus wishes to market, may determine that a particular dietary supplement or ingredient that ViSalus currently markets presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional support that ViSalus uses to support the marketing of a food or dietary supplement conflicts with FDA regulations regarding labeling claims. Any of these actions could prevent ViSalus from marketing particular products or subject it to administrative, civil or criminal penalties. The FDA could also require ViSalus to remove or recall a particular product from the market based on safety issues or a failure to comply with applicable legal and regulatory requirements. Any future recall or removal would result in additional costs to ViSalus, including lost revenues from any products that it removes or recalls from the market, any of which could be material. Any product recalls or removals could also lead to liability, including consumer class action lawsuits, substantial costs and reduced growth prospects.

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

Return to Top

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

The ability of our businesses to respond to changing consumer preferences and demand for new products or product enhancements and to manage their inventories properly is an important factor in their operations. The nature of their products and the rapid changes in consumer preferences leave them vulnerable to an increased risk of inventory obsolescence. Excess or obsolete inventories can result in lower gross margins due to the excessive discounts and markdowns that might be necessary to reduce inventory levels. ViSalus’s products are meant for human consumption and have limited shelf lives. Our success depends in part on the ability of our businesses to anticipate and respond to these changes, and they may not respond in a timely or commercially appropriate manner to such changes. We have in the past written down and written off excess or obsolete inventories. The ability of our businesses to meet future product demand will depend, among other things, upon their success in improving their ability to forecast product demand and fulfill customer orders promptly.

Adverse publicity directed at our products, ingredients, promoters, programs or network marketing business model, or those of similar companies, could harm us.

Companies that market their products to consumers through a network of independent promoters can be the subject of negative commentary. For example, starting in late 2012 and continuing in 2014, a hedge fund manager publicly raised allegations regarding the legality of Herbalife's network marketing program and announced that his fund had taken a significant short position regarding Herbalife's common shares, leading to intense public scrutiny of Herbalife's business and network marketing, including by federal agencies and state attorneys general, and significant volatility in its stock price. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our stock price. This negative commentary can spread inaccurate or incomplete information about the direct selling industry in general or our products, ingredients, promoters, consultants or programs in particular. The number of our customers and promoters/consultants and our business, financial condition and results of operations may be significantly affected by the public's perception of us and similar companies. This perception is dependent upon opinions concerning:

• the safety, quality, effectiveness and taste of our products and ingredients;
• the safety, quality, effectiveness and taste of similar products and ingredients distributed by other companies;
• our independent sales forces;
• our promotional and compensation programs; and
• the direct selling business in general, including the operations of other direct selling companies.

Adverse publicity concerning any actual or purported failure by our direct selling businesses or their promoters or consultants to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our direct selling businesses, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our business and could negatively affect our direct selling businesses' ability to recruit, motivate and retain promoters and consultants, which would negatively impact our ability to generate sales and earnings.

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

Return to Top

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

Return to Top

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

We depend on international sales for a substantial amount of our total revenue. For the quarter ended March 31, 2014 and the year ended December 31, 2013, revenue from outside the United States represented 43% and 42%, respectively, of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future and we plan to expand further into international markets. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

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

Return to Top

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

PartyLite manufactures substantially all of its candles. As a result, PartyLite depends upon the uninterrupted and efficient operation of its manufacturing facilities. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation, maintenance and operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies. If either of PartyLite's manufacturing facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with PartyLite's consultants and customers or result in large expenses to repair or replace the facilities, as well as result in other liabilities and adverse impacts. If PartyLite were to become unable to provide candles in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement third party manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of candles would result in loss of sales by PartyLite, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers instead of PartyLite for the manufacture of its candles could have an adverse effect on sales or result in increased product returns.

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

We may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, lack of transportation capacity, increased fuel expenses and a shortage of manpower. Disruptions in our container shipments may result in increased costs, including the additional use of air freight to meet demand. Although we have not recently experienced significant shipping disruptions, we continue to watch for signs of upcoming congestion.
Congestion in ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs.

Our profitability may be affected by shortages or increases in the cost of raw materials.

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in production requirements, weather or other factors, including supply disruptions due to production or transportation delays. Ingredients for ViSalus's

Return to Top

products are sourced from a variety of third party suppliers. PartyLite sources petroleum-based paraffin wax (which is used to manufacture candles) from several suppliers. While the price of crude oil is only one of several factors impacting the price of paraffin, it is possible that fluctuations in oil prices may have a material adverse effect on the cost of petroleum-based products used in the manufacture or transportation of PartyLite's products. In recent years, substantial cost increases for certain raw materials, such as paraffin and paper, negatively impacted our profitability. In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems and other measures to reduce production of greenhouse gases, in response to the potential impacts of climate change. These measures may have an indirect effect on us by affecting the prices of products made from fossil fuels, including paraffin. Given the wide range of potential future climate change regulations and their effects on these raw materials, the potential indirect impact to our operations is uncertain. In addition, climate change might contribute to severe weather in the locations where fossil fuel-based raw materials are produced, such as increased hurricane activity in the Gulf of Mexico, which could disrupt the production, availability or pricing of these raw materials. Volatility in the prices of raw materials could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for products to cover any increased costs, and any price increases we implement may result in lower sales volumes. If our businesses are not successful in managing ingredient costs, if they are unable to increase their prices to cover increased costs or if such price increases reduce their sales volume, then such increases could harm our business, financial condition and results of operations.

We have guaranteed ViSalus's obligation to redeem its preferred stock in December 2017, and if we and ViSalus are unable to redeem the preferred stock our ownership in ViSalus may decrease to less than 5%, which could significantly decrease our sales, earnings or cash flows from operations.

In December 2012, in connection with our phased acquisition of ViSalus, ViSalus issued shares of its redeemable convertible preferred stock to the minority owners of ViSalus. ViSalus has agreed to redeem all of the shares of preferred stock on
December 31, 2017, which can be extended with the consent of holders of a majority of the voting power of the preferred stock, for $143.2 million, unless prior to such date ViSalus has made an initial public offering of its common stock with a valuation above a certain threshold. We have guaranteed the performance by ViSalus of its redemption obligation. There can be no assurance that holders of a majority of the voting power of the preferred stock will choose to extend the redemption date beyond December 31, 2017 if requested to do so.

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

Return to Top

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
ViSalus and PartyLite currently outsource some of the planning for these events to third parties. Accordingly, ViSalus and
PartyLite have less control over their events than if they were planned and operated exclusively by their employees. If these event planners do not produce ViSalus's Vitality, National Success Training and other events and PartyLite's annual events at the expected levels of quality, ViSalus and PartyLite may fail to meet the expectations of their current and prospective promoters, consultants and customers.

There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us, successfully integrate acquired operations or that companies we acquire will perform as anticipated.

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we increased our ownership in ViSalus, but did not complete any other acquisitions. There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us or be able to finance acquisitions. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. We will not be required to submit acquisitions for stockholder approval, except in certain situations that have not applied to any of our acquisitions and that we do not expect to apply to any future acquisitions. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, covenants in the indenture that govern our 6.00% Senior Notes due June 2017 limit or restrict our and our subsidiaries' ability to engage in acquisitions.

Return to Top

The covenants in the indenture that governs our 6.00% Senior Notes due June 2017 limits our operating and financial flexibility.

On May 10, 2013, we completed the private sale of $50.0 million aggregate principal amount of 6.00% Senior Notes due June 2017. The 6.00% Senior Notes were issued pursuant to an indenture that contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock, repurchases of ViSalus Plan Shares and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture.

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

Return to Top

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

Return to Top

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

Return to Top

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

Return to Top

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

As of April 15, 2014, the New York Stock Exchange (NYSE) reported a short interest of approximately 78.9% of our public float, which was the most heavily shorted stock as a percentage of public float on the NYSE. As of December 31, 2013, we were the most heavily shorted stock as a percentage of public float in the S&P 1500. It is possible that the NYSE short interest reporting system does not fully capture the total short interest and that it could be larger. Due to our limited public float, we are vulnerable to investors taking a “short position” in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. Short sellers expect to make a profit if our common stock declines in value, and their actions and their public statements may cause volatility in our stock price. The existence of such a significant short interest position may lead to continued volatility. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

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

Return to Top

Return to Top

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended March 31, 2014.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	—	—	1,005,578
February 1, 2014 - February 28, 2014	—	—	—	1,005,578
March 1, 2014 - March 31, 2014	—	—	—	1,005,578
Total	—	—	—	1,005,578
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of March 31, 2014, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. The indenture that governs our $50.0 million 6.00% Senior Notes limits and restricts our ability to repurchase our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

Item 3.  Defaults upon Senior Securities.

None.

Return to Top

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6.    Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	May 2, 2014	By:/s/Robert B. Goergen, Jr.
Robert B. Goergen, Jr.
President and Chief Executive Officer

Date:	May 2, 2014	By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer