Form 10-Q
period 2014-06-30
BLYTH INC
filed 2014-08-01
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
           (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
16,054,157 Common Shares as of July 30, 2014

Return to Top

Return to Top

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All of our statements in this quarterly report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, by way of example, any projections of future earnings, revenue, capital expenditures, cash flow from operations or other financial items; any statements regarding our, PartyLite's, ViSalus's or Silver Star Brands' plans, strategies or objectives for future operations, including those related to international expansion by PartyLite or ViSalus; any statements as to our belief; and any assumptions underlying any forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include words such as “may,” “will,” “estimate,” “intend,” “believe,” “expect” or “anticipate” and any other similar words.

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

•	our ability to improve our financial and operational performance;

•	our ability to respond appropriately to changing consumer preferences and demand for our current and new products
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
• legal actions by or against current or former independent consultants and promoters;
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

Return to Top

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
• increased paper, mailing and shipping costs;
• increased risk and write-offs associated with Silver Star Brands' credit program;
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

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	June 30, 2014	December 31, 2013
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,631	$114,847
Short-term investments	24,034	7,985
Accounts receivable, less allowance for doubtful receivables of $5,199 and $3,932, respectively	13,218	12,704
Inventories	75,211	75,795
Prepaid assets	16,390	18,630
Deferred income taxes	3,959	2,198
Other current assets	8,726	7,649
Total current assets	218,169	239,808
Property, plant and equipment, at cost:
Less accumulated depreciation of $161,336 and $155,911, respectively	87,049	95,428
Other assets:
Investments	2,025	2,246
Goodwill	2,924	2,298
Other intangible assets, net of accumulated amortization of $15,317 and $15,186, respectively	8,677	8,808
Deferred income taxes	9,397	10,425
Other assets	7,358	7,764
Total other assets	30,381	31,541
Total assets	$335,599	$366,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$891	$952
Accounts payable	23,292	33,197
Accrued expenses	53,656	58,917
Deferred income taxes	509	585
Income taxes payable	778	779
Other current liabilities	3,629	9,603
Total current liabilities	82,755	104,033
Long-term debt, less current maturities	54,885	55,326
Other liabilities	13,071	14,787
Commitments and contingencies	—	—
ViSalus redeemable preferred stock	146,667	146,603
Stockholders' equity:
Preferred stock - authorized 10,000,000 shares of $0.01 par value; no shares issued	—	—
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,625,576 shares and 26,574,031 shares, respectively	533	532
Additional contributed capital	169,457	168,732
Retained earnings	303,072	312,036
Accumulated other comprehensive income	16,834	16,362
Treasury stock, at cost, 10,571,419 shares and 10,557,342 shares, respectively	(452,166)	(452,040)
Total stockholders' equity	37,730	45,622
Noncontrolling interest	491	406
Total equity	38,221	46,028
Total liabilities and equity	$335,599	$366,777
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (Loss)
(Unaudited)
	Three months ended		Six months ended
(In thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net sales	$157,793	$211,731	$333,462	$444,825
Cost of goods sold	56,464	76,524	118,653	156,541
Gross profit	101,329	135,207	214,809	288,284
Selling	69,754	92,492	148,062	195,605
Administrative and other expense	34,380	41,565	72,192	85,551
Total operating expense	104,134	134,057	220,254	281,156
Operating profit (loss)	(2,805)	1,150	(5,445)	7,128
Other expense (income):
Interest expense	1,014	1,648	1,991	2,782
Interest income	(91)	(142)	(135)	(417)
Foreign exchange and other, net	72	278	100	(274)
Total other expense	995	1,784	1,956	2,091
Earnings (loss) from operations before income taxes and noncontrolling interest	(3,800)	(634)	(7,401)	5,037
Income tax expense	969	21	520	2,239
Net earnings (loss)	(4,769)	(655)	(7,921)	2,798
Less: Net earnings (loss) attributable to noncontrolling interests	(329)	703	(719)	1,560
Net earnings (loss) attributable to Blyth, Inc.	(4,440)	(1,358)	(7,202)	1,238
Less: Accretion to redemption value for ViSalus redeemable preferred stock	(447)	(1,834)	(957)	(1,834)
Net loss attributable to Blyth, Inc. common stockholders	$(4,887)	$(3,192)	$(8,159)	$(596)
Basic earnings (loss) per share:
Net loss attributable per share of Blyth, Inc. common stock	$(0.30)	$(0.20)	$(0.51)	$(0.04)
Weighted average number of shares outstanding	16,111	16,056	16,096	16,321
Diluted earnings (loss) per share:
Net loss attributable per share of Blyth, Inc. common stock	$(0.30)	$(0.20)	$(0.51)	$(0.04)
Weighted average number of shares outstanding	16,111	16,056	16,096	16,321
Cash dividend declared per share	$—	$—	$0.05	$0.10

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Six months ended
(In thousands)	June 30, 2014	June 30, 2013
Net earnings (loss)	$(7,921)	$2,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	365	(1,212)
Net unrealized loss on certain investments	(24)	(205)
Net unrealized gain on cash flow hedging instruments	10	274
Less: Reclassification adjustments for loss included in net income	121	90
Other comprehensive income (loss)	472	(1,053)
Total comprehensive income (loss), net of tax	(7,449)	1,745
Less: comprehensive (income) loss attributable to noncontrolling interests	719	(1,560)
Comprehensive income (loss) attributable to Blyth, Inc.	$(6,730)	$185
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Preferred Stock
For the six months ended June 30, 2013:
Balance at January 1, 2013	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804	$146,547
Net earnings for the period			1,238			162	1,400	1,398
Distributions to noncontrolling interest						(90)	(90)	(3,239)
Adjustment for dividends paid to noncontrolling interest holders in excess of income earned by noncontrolling interest holders			(1,834)				(1,834)	1,834
Other comprehensive loss				(1,053)			(1,053)
Stock-based compensation	2	1,132					1,134
Dividends declared ($0.10 per share)			(1,617)				(1,617)
Treasury stock purchases (1)					(10,266)		(10,266)
Balance at June 30, 2013	$532	$168,212	$316,086	$13,348	$(452,040)	$340	$46,478	$146,540

For the six months ended June 30, 2014:
Balance at January 1, 2014	$532	$168,732	$312,036	$16,362	$(452,040)	$406	$46,028	$146,603
Net earnings (loss) for the period			(7,202)			175	(7,027)	(893)
Distributions to noncontrolling interest						(90)	(90)
Accretion to redemption value for ViSalus redeemable preferred stock			(957)				(957)	957
Other comprehensive income				472			472
Stock-based compensation	1	725					726
Dividends declared ($0.05 per share)			(805)				(805)
Treasury stock purchases (1)					(126)		(126)
Balance at June 30, 2014	$533	$169,457	$303,072	$16,834	$(452,166)	$491	$38,221	$146,667

(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
(In thousands)	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net earnings (loss) attributable to Blyth, Inc.	$(7,921)	$2,798
Adjustments to reconcile earnings to net cash used in operating activities:
Depreciation and amortization	6,668	6,537
Loss on sale of assets	333	65
Stock-based compensation expense of Blyth, Inc.	726	1,134
Deferred income taxes	(1,151)	(1,617)
Changes in operating assets and liabilities:
Accounts receivable	(524)	(892)
Inventories	911	7,035
Prepaid and other	1,447	5,975
Other long-term assets	176	(1,127)
Accounts payable	(10,085)	(6,140)
Accrued expenses	(5,795)	(6,522)
Income taxes payable	(12)	896
Other liabilities and other	(7,973)	(3,744)
Net cash used in operating activities	(23,200)	4,398
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(1,785)	(9,758)
Proceeds from collection of note receivable	—	10,000
Proceeds from sale of assets	4,091	—
Payment for purchase of business	(236)	—
Purchases of short-term investments	(20,032)	(12,793)
Proceeds from sale of investments	4,000	28,277
Net cash provided by (used in) investing activities	(13,962)	15,726
Cash flows from financing activities:
Purchases of treasury stock	—	(9,961)
Borrowings on long-term debt	—	50,000
Repayments on long-term debt	(332)	(307)
Purchases of additional ViSalus interest	—	(25,341)
Payments on capital lease obligations	(179)	(83)
Dividends paid	(805)	(1,617)
Distributions to noncontrolling interest	(90)	(3,329)
Net cash provided by (used in) financing activities	(1,406)	9,362
Effect of exchange rate changes on cash	352	(1,899)
Net decrease in cash and cash equivalents	(38,216)	27,587
Cash and cash equivalents at beginning of period	114,847	129,056
Cash and cash equivalents at end of period	$76,631	$156,643

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

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's subsidiaries within the Catalog & Internet segment operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of June 30, 2014 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2014 and 2013. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2013, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Return to Top

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

	Six months ended
(In thousands)	June 30, 2014			June 30, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$551	$(186)	$365	$(288)	$(924)	$(1,212)
Net unrealized gain (loss) on certain investments	(37)	13	(24)	(315)	110	(205)
Net unrealized gain (loss) on cash flow hedging instruments	16	(6)	10	422	(148)	274
Less: Reclassification adjustments for (gain) loss included in net income	186	(65)	121	139	(49)	90
Other comprehensive income (loss)	$716	$(244)	$472	$(42)	$(1,011)	$(1,053)
The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2014 is as follows:

(In thousands)	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized gain (loss) on cash flow hedging instruments	Net Investment Hedge gain (loss)	Total
Beginning balance at January 1, 2014	$13,905	$263	$(110)	$2,304	$16,362
Other comprehensive income (loss) before reclassifications	521	(24)	10	(156)	351
Amounts reclassified from accumulated other comprehensive income (loss) (1) (2)	—	(44)	(77)	—	(121)
Net current period other comprehensive income (loss)	521	20	87	(156)	472
Balance at June 30, 2014	$14,426	$283	$(23)	$2,148	$16,834
(1) All amounts net of a 35% tax rate.
(2) Reclassified from Accumulated other comprehensive income into Foreign exchange and other and Cost of goods sold.

Note 2. Business Acquisitions

In August 2008, the Company signed a definitive agreement to purchase ViSalus, a direct seller of weight management products, functional foods, nutritional supplements and energy drink mixes, through a series of investments. In October 2008, the Company completed its initial investment and acquired a 43.6% equity interest in ViSalus for $13.0 million in cash and incurred acquisition costs of $1.0 million for a total cash acquisition cost of $14.0 million. In April 2011, the Company completed the second phase of its acquisition of ViSalus for approximately $2.5 million, increasing its ownership to 57.5%. In January and April 2012, the Company completed the third phase of its acquisition of ViSalus and increased its ownership to 72.7% for approximately $28.7 million in cash and the issuance of 681,324 unregistered shares of the Company's common stock valued at $14.6 million.

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

Return to Top

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

As of June 30, 2014, $146.7 million of Preferred Stock was recorded outside of permanent equity as required by ASC 480. The Company determined the fair value of the Preferred Stock in December 2012 based on an allocation of ViSalus's total enterprise value to its Preferred and common stock components utilizing an option pricing model. The option pricing model considered the characteristics of the ViSalus Preferred and common stock, interest rates, expected term and estimated volatility. The enterprise value was determined using a combination of a discounted cash flow methodology and a publicly traded company market multiple methodology. The discounted cash flow methodology used an estimated weighted average cost of capital to discount the estimated future cash flows of ViSalus to its present value. The publicly traded company methodology used various market multiples with consideration for comparable operating revenues and earnings. The initial recording to fair value in December 2012 was recorded as a charge to retained earnings since no proceeds were received at the time of issuance. The difference in recorded value at June 30, 2014 and its previously recorded fair value at December 31, 2012 represents an accretion adjustment to be recorded on a prorated basis through December 2017 to arrive at the fully accreted value upon maturity.

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

On April 1, 2014, ViSalus entered into an agreement to acquire the remaining 50% interest of a healthy snack manufacturer it did not already own for $250,000, bringing the total acquisition cost to $0.5 million. The purchase agreement also provides for a payment of contingent consideration to the former owner based on gross profit from product sales over the next 26 months. The total purchase price inclusive of the expected payments to be made for product sales will be approximately $0.7 million. The difference between the estimated purchase price and the net assets acquired was recorded as goodwill within the Health & Wellness segment. Financial results of the healthy snack manufacturer prior to the acquisition and for interim periods subsequent to the acquisition are not significant.

Note 3. Financing Receivables

During 2012, Silver Star Brands entered into an agreement with a financial services company to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. Net financing sales, which represent the amounts of financing provided by the service provider to customers, were approximately $12.3 million and $7.9 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, our net financing receivables balances were $6.4 million and $5.6 million, respectively. This balance is recorded in accounts receivable in the Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

Silver Star Brands maintains an allowance to cover expected financing receivable credit losses and evaluates credit loss expectations based on its total portfolio. The allowance for credit losses is determined based on various factors, including

Return to Top

historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past due and accrue interest 30 days after the first initial billing cycle when a payment due date is missed or only a partial payment is received. As of June 30, 2014 and December 31, 2013, the allowance for credit losses was $4.3 million and $3.0 million, respectively. Provisions for the allowance of credit losses for products sales are recorded to Selling expenses and provisions for credit losses for interest and late fees are recorded to Net sales within the Consolidated Statements of Earnings (Loss). Silver Star Brands continues to monitor broader economic indicators and their potential impact on future loss performance. Silver Star Brands has an extensive process to manage its exposure to customer credit risk, including active management of credit lines and its collection activities. Based on its assessment of the customer financing receivables, Silver Star Brands believes it is adequately reserved. Write-offs recorded to date related to 2014 and 2013 credit sales were 4.0% and 19.2% of 2014 and 2013 sales, respectively. Silver Star Brands' policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

The majority of Silver Star Brands' financing receivables are considered sub-prime credit risk, which represent lower credit quality accounts that are comparable to FICO scores below 600. Credit decisions are based on propriety scorecards, which include the customer's credit history, payment history, credit usage and other credit agency-related elements. Credit scores are obtained prior to a customer's initial mailing and then rescored each season and adjusted accordingly. At a minimum each customer is rescored at least every six months.

The following table summarizes the changes in the allowance for financing receivables credit losses for the respective periods:

(In Thousands)	June 30, 2014	December 31, 2013
Balance at the beginning of period	$2,988	$712
Provision for credit losses	3,582	4,540
Write-offs	(2,360)	(2,277)
Recoveries	81	13
Balance at the end of period	$4,291	$2,988

The following table summarizes the age of Silver Star Brands' customer financing receivables, gross, including interest and other finance charges, as of June 30, 2014:

	June 30, 2014
(In Thousands)	Current	Past Due 1 - 90 Days	91 - 180 Days	Total
Financing Receivables	$6,777	$2,733	$1,209	$10,719

Note 4. Investments

The Company’s investments as of June 30, 2014 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds, and a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investment in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	June 30, 2014			December 31, 2013
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI (2)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI (2)
Short-term bond mutual funds	$24,000	$24,034	$34	$8,000	$7,985	$(15)
Certificates of deposit	1,663	1,663	—	1,634	1,634	—
Other investment	362	362	—	612	612	—
Total investments	$26,025	$26,059	$34	$10,246	$10,231	$(15)
(1) The cost basis represents the actual amount paid less any permanent impairment recorded on that asset.
(2) The Company believes these short-term losses are temporary in nature therefore no permanent impairment is required.

Return to Top

As of June 30, 2014 and December 31, 2013, the Company held $24.0 million and $8.0 million, respectively, of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and losses on these investments that are considered temporary are recorded in AOCI.  These securities are valued based on quoted prices in active markets. As of June 30, 2014 and December 31, 2013, the Company recorded insignificant unrealized losses, net of tax.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.7 million and $1.6 million as of June 30, 2014 and December 31, 2013, respectively. These investments are recorded at fair value which approximates cost. Interest earned on these investments is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

Included in Other investments is a $0.4 million investment obtained through its ViSalus acquisition. As of June 30, 2014 and December 31, 2013, the Company accounts for this investment on a cost basis under ASC 325. This investment involves related parties as discussed in Note 12.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of June 30, 2014 and December 31, 2013, the fair value of these securities was $0.9 million and $1.0 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss) for the three and six months ended June 30, 2014 and 2013. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings (Loss) are calculated using the specific identification method.

	Three months ended		Six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net proceeds	$4,000	$20,707	$4,000	$28,277
Realized gains	$—	$(95)	$—	$(57)

Note 5. Inventories

The major components of Inventories are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Raw materials	$6,794	$4,628
Finished goods	68,417	71,167
Total	$75,211	$75,795

As of June 30, 2014 and December 31, 2013, the inventory valuation adjustments totaled $10.3 million and $8.6 million, respectively and have been netted against the above amounts.

Note 6. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired. As of June 30, 2014, there were no indications that a review was necessary.

As of June 30, 2014 and December 31, 2013, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million, respectively. As of June 30, 2014, the carrying amount of goodwill within the Health & Wellness segment was $0.6 million.

On April 1, 2014, ViSalus entered into an agreement to acquire the remaining 50% interest of a healthy snack manufacturer it did not already own for $250,000, bringing the total acquisition cost to $0.5 million. The purchase agreement also provides for a payment of contingent consideration to the former owner based on gross profit from product sales over the next 26 months.

Return to Top

The estimated purchase price, inclusive of the expected payments to be made for product sales, will be approximately $0.7 million. The difference between the estimated purchase price and the net assets acquired of $0.6 million was recorded as goodwill within the Health & Wellness segment.
Other intangible assets include indefinite-lived trade names, trademarks, domain names and customer relationships related to the Company's acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog & Internet segment and ViSalus, which is reported in the Health & Wellness segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually upon the occurrence of a triggering event. As of June 30, 2014, there were no indications that a review was necessary.

Other intangible assets include the following:

	Health & Wellness Segment	Catalog & Internet Segment		Total
(In thousands)	Indefinite-lived trade names and trademarks	Indefinite-lived trade names and trademarks	Customer relationships	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at Gross value	$4,200	$28,100	$15,400	$32,300	$15,400
Accumulated amortization	—	—	(15,186)	—	(15,186)
Additions	928	—	—	928	—
Impairments	(3,100)	(21,534)	—	(24,634)	—
Other intangibles at December 31, 2013	$2,028	$6,566	$214	$8,594	$214
Additions	—	—	—	—	—
Amortization	—	—	(131)	—	(131)
Other intangibles at June 30, 2014	$2,028	$6,566	$83	$8,594	$83

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.1 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The estimated annual amortization expense for 2014 is $0.2 million and an insignificant amount to be amortized in 2015.

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

Return to Top

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of  June 30, 2014 and December 31, 2013, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,663	$—	$1,663	$—
Short-term bond mutual funds	24,034	24,034	—	—
Foreign exchange forward contracts	10		10
Deferred compensation plan assets (1)	910	910	—	—
Total	$26,617	$24,944	$1,673	$—
Financial liabilities
Foreign exchange forward contracts	$(282)	$—	$(282)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

(In thousands)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,634	$—	$1,634	$—
Short-term bond mutual funds	7,985	7,985	—	—
Foreign exchange forward contracts	44	—	44	—
Deferred compensation plan assets (1)	1,007	1,007	—	—
Total	$10,670	$8,992	$1,678	$—
Financial liabilities
Foreign exchange forward contracts	$(225)	$—	$(225)	$—
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of June 30, 2014, there were no indications or circumstances indicating that an impairment might exist.

Note 8. Derivatives and Other Financial Instruments

Return to Top

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of June 30, 2014, there were two outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of June 30, 2014 and December 31, 2013 was $2.1 million and $2.3 million.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at June 30, 2014 for cash flow hedges was immaterial and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through March 2015.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	Accrued Expenses	Accrued Expenses
Foreign exchange forward contracts in an asset position	$10	$44
Foreign exchange forward contracts in a liability position	(282)	(225)
Net derivatives at fair value	$(272)	$(181)

For the three and six months ended June 30, 2014, the Company recorded a loss of $0.1 million and $0.2 million, respectively, compared to a gain of $0.4 million and an insignificant loss in both comparable prior year periods related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity recorded to cost of goods sold and reclassified from AOCI related to the Company's Cash Flow hedges for the three and six months ended June 30, are as follows:

Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)		Amount of Loss Reclassified from AOCI into Income (Effective Portion)
(In thousands)			Three months ended		Six months ended
	2014	2013	2014	2013	2014	2013
Foreign exchange forward contracts	$16	$74	$(39)	$(11)	$(118)	$(94)

Return to Top

Note 9. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	June 30, 2014	December 31, 2013
Compensation and benefits	$19,982	$20,162
Deferred revenue	11,993	10,382
Promotional	6,388	7,649
Inventory	794	3,864
Professional fees	1,697	2,651
Taxes, other than income	2,177	2,344
Other	10,625	11,865
Total	$53,656	$58,917

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

As of June 30, 2014 and December 31, 2013, Silver Star Brands had approximately $5.2 million and $5.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis which approximates its fair value.

As of June 30, 2014, the Company had a total of $2.4 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2015.  As of June 30, 2014, no amount was outstanding under this facility.

As of June 30, 2014, the Company had $1.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit and have an expiration date of March 1, 2015.

Note 11. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2014 was a negative 26% which resulted in an income tax expense of $1.0 million on a net loss before taxes of $3.8 million. This compares to a negative 3% for the three months ended June 30, 2013, which resulted in a tax expense of $21.0 thousand on a net loss before taxes of $0.6 million. The tax expense on the pre-tax loss this year, as compared to the U.S. statutory tax rate, is primarily a result of no tax benefit being realized on certain foreign net operating losses and no tax benefit recorded on state net operating losses.

The Company's effective tax rate for the six months ended June 30, 2014 was a negative 7% which resulted in an income tax expense of $0.5 million on a net loss before taxes of $7.4 million. This compares to 44% for the six months ended June 30, 2013, which resulted in a tax expense of $2.2 million on a net profit before taxes of $5.0 million. The tax expense on the pre-tax loss this year, as compared to the U.S. statutory tax rate, is primarily a result of no tax benefit being realized on certain foreign net operating losses and no tax benefit recorded on state net operating losses.
Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2014 but the amount cannot be estimated. There has been no material change in the Company's contingency reserve for the six months ended June 30, 2014.

Return to Top

Note 12. Related Party Transactions

In August 2008, the Company signed a membership interest purchase agreement to acquire ViSalus, a network marketing company that sells weight management products, nutritional supplements, functional foods and energy drink mixes, through a series of investments as discussed in further detail in Note 2. Through December 2012, the Company made investments that increased its ownership in ViSalus to approximately 80.9%. In connection with the December 2012 closing, ViSalus issued shares of its redeemable convertible preferred stock to the holders of the 19.1% of ViSalus that was not owned by the
Company. The Company and ViSalus have agreed to redeem all of the shares of preferred stock on December 31, 2017 for $143.2 million, which date can be extended with the consent of holders of a majority of the voting power of the preferred stock, unless prior to such date ViSalus has made an initial public offering of its common stock at a price that indicates a valuation of
ViSalus of $800 million or more, in which event the preferred stock will automatically convert into common stock of ViSalus on a one-to-one basis. The threshold valuation in the preceding sentence is an aspirational goal and should not be considered the valuation of ViSalus at the date hereof or to predict ViSalus’s valuation at any time in the future. The Company has guaranteed the performance by ViSalus of its redemption obligation. In the event that ViSalus does not redeem the preferred shares, each of the preferred shares will become convertible, in the holder's sole discretion, into 100 shares of common stock of ViSalus.

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

As of June 30, 2014, Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen (the son of Robert B. Goergen and the brother of Robert B. Goergen, Jr.) own 1.8%, 0.1% and 0.6%, respectively, of the outstanding capital stock of ViSalus. In addition, Ryan J. Blair owns 4.6% of the outstanding capital stock of ViSalus. Of the $143.2 million aggregate redemption amount that will be paid upon redemption of the preferred stock in December 2017, $13.2 million will paid to Robert B. Goergen, $0.5 million will be paid to Robert B. Goergen, Jr., $4.5 million will be paid to Todd A. Goergen (and trusts affiliated with him) and $34.3 million will be paid to Ryan J. Blair.

ViSalus Salary Deferral Program.  In February 2014, ViSalus offered its senior executives, founders and independent board member the right to participate in a long-term incentive program, which we refer to as the 2014 ViSalus LTIP, in exchange for their agreement to defer the receipt of a portion of their salary or commissions until no later than March 15, 2015. The award under the 2014 ViSalus LTIP is a performance award payable in cash and the amount of the award will be determined by the amount deferred.  For those participants who elected to defer less than 50% of their base salary or commissions, the award will equal the amount deferred, and for those participants who elected to defer 50% or more of their base salary or commissions, the award will equal two times the amount deferred.  The award will only be paid if ViSalus achieves trailing twelve month earnings before interest and taxes of $20.0 million or more, inclusive of the entire compensation award associated with the 2014 ViSalus LTIP (the “performance goal”), and the participant is associated with ViSalus through the payment date.  Ryan J. Blair elected to defer 50% of his 2014 salary (after giving effect to insurance premiums for health and welfare programs), representing $368,159, which amount will be paid to him by March 15, 2015.  Todd A. Goergen elected to defer 50% of his 2014 salary (after giving effect to insurance premiums for health and welfare programs), representing $243,521, which amount will be paid to him by March 15, 2015.  In addition, because Mr. Blair and Mr. Goergen elected to defer 50% of their respective salaries (after giving effect to insurance premiums for health and welfare programs), they are eligible for LTIP awards of $736,317 and $487,042, respectively, if ViSalus achieves the performance goal and if they are employed by ViSalus on the LTIP payment date. As of June 30, 2014, no amounts for the LTIP award have been accrued for under this program as the probability of whether these targets will be achieved remains uncertain.

FragMob. ViSalus entered into an agreement with FragMob LLC in October 2011 under which FragMob agreed to provide
ViSalus with software development and hosting services for a mobile phone application that allows ViSalus's promoters to access their Vi-Net promoter account information on their smart phones. In March 2012, ViSalus added a second application, a credit card swiper for mobile phones, to the services provided by FragMob pursuant to the agreement. In September 2012,
ViSalus and FragMob entered into a new revised agreement that extended the terms to December 31, 2014 and revised certain terms of the agreement. Ryan Blair directly and indirectly owns a total of 11.8% of FragMob, RAM directly and indirectly owns a total of 7.1% of FragMob and Todd A. Goergen indirectly owns 5.3% of FragMob. Fees paid to FragMob for the three and six months ended June 30, 2014 and 2013 for both services were $0.5 million and $0.9 million, respectively.

Software Services. ViSalus’s promoters may use a direct-selling software, which provides the promoters with an array of promoter and corporate web modules. ViSalus licenses this software pursuant to a software and hosting services agreement that

Return to Top

expires in June 2016 and has annual renewal terms. ViSalus currently owns approximately 2.7% of this software provider. In addition, Ryan J. Blair owns directly and indirectly a total of 2.2%, RAM directly and indirectly owns a total of 4.8% and Todd
A. Goergen indirectly owns 0.8% of the software provider. Fees paid to the company for software licensing and other services for the three and six months ended June 30, 2014 were $0.2 million and $0.5 million, respectively. Fees paid to the company for software licensing and other services for the three and six months ended June 30, 2013 were $0.3 million and $0.7 million, respectively.

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

RAM Sublease. For the six months ended June 30, 2014 and 2013, RAM paid the Company $0.1 million, respectively, to sublet office space, which the Company believes approximates the fair market rental for the rental period.

Note 13. Stock-Based Compensation

Blyth, Inc. Amended and Restated 2003 Omnibus Incentive Plan

As of June 30, 2014, the Company had one active stock-based compensation plan, the Second Amended and Restated Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. There were 2,040,897 shares authorized for grant as of June 30, 2014, and approximately 1,574,085 shares available for grant under the 2003 Plan. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three and six months ended June 30, 2014 and 2013 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Return to Top

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2013	100,740	$24.25	$1,096
Granted	133,949	9.56
Vested	(61,777)	27.20
Forfeited	(721)	33.11
Nonvested restricted stock and RSUs at June 30, 2014	172,191	$11.73	$1,405
Total restricted stock and RSUs at June 30, 2014	240,313	$18.23	$1,961

Compensation expense related to restricted stock and RSUs for the three months ended June 30, 2014 and 2013 was approximately $0.3 million and $0.4 million, respectively. The total recognized tax benefit for the three months ended June 30, 2014 and 2013 was approximately $0.1 million and $0.2 million, respectively. Compensation expense related to restricted stock and RSUs for the six months ended June 30, 2014 and 2013 was approximately $0.7 million and $1.1 million, respectively. The total recognized tax benefit for the six months ended June 30, 2014 and 2013 was approximately 0.3 million and 0.4 million, respectively.

As of June 30, 2014, there was $1.0 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 2.1 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of June 30, 2014 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Transactions involving stock options are summarized as follows:

For the six months ended June 30, 2014, 2,500 stock options were outstanding with a weighted average exercise price of $63.37. The weighted average remaining contractual life is 0.19 years.

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

ViSalus, Inc. 2012 Omnibus Incentive Plan

On May 14, 2013, the Board of Directors of ViSalus, Inc. adopted the ViSalus, Inc. 2012 Omnibus Incentive Plan (the “ViSalus Plan”), which allows the Board of Directors of ViSalus to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock units, dividend equivalents and performance compensation awards to employees and others of ViSalus and its affiliates. The objectives of the ViSalus Plan are to attract, retain and provide incentives to employees and others to promote the long-term success of the business. In May 2013, 7,050,000 shares of common stock of ViSalus were authorized for grant under this plan by the Board of Directors of ViSalus and 36,249 shares of common stock of ViSalus were available for grant as of June 30, 2014.

Transactions related to restricted stock and RSUs are summarized as follows:

Shares
Outstanding and exercisable at December 31, 2013	3,185,863
Forfeited	(32,000)
Outstanding and exercisable at June 30, 2014	3,153,863

Compensation expense related to RSUs for the three months ended June 30, 2014 and 2013 was a benefit of $0.2 million and and expense of $0.6 million, respectively. The total recognized tax expense for the three months ended June 30, 2014 and 2013 was $0.1 million and a benefit of $0.2 million, respectively. Compensation expense related to RSUs for the six months ended June 30, 2014 and 2013 was $29 thousand and $0.6 million, respectively. The total recognized tax benefit for the six months ended June 30, 2014 and 2013 was $10 thousand and $0.2 million, respectively. As of June 30, 2014, there was $1.3 million of unearned compensation expense related to non-vested RSUs.  This cost is expected to be recognized over a weighted average period of 4.8 years. RSUs vest beginning October 1, 2014 through October 1, 2020.

Return to Top

Transactions involving stock options are summarized as follows:

Shares
Options outstanding at December 31, 2013	3,515,988
Granted	358,000
Forfeited	(14,100)
Options outstanding at June 30, 2014	3,859,888

Compensation expense related to nonqualified stock options for the three months ended June 30, 2014 and 2013 was a benefit of $25 thousand and and expense of $0.5 million, respectively. The total recognized tax expense for the three months ended June 30, 2014 and 2013 was $9 thousand and a benefit of $0.2 million, respectively. Compensation expense related to nonqualified stock options for the six months ended June 30, 2014 and 2013 was $6 thousand and $0.5 million, respectively. The total recognized tax benefit for the six months ended June 30, 2014 and 2013 was $2 thousand and $0.2 million, respectively. As of June 30, 2014, there was $0.1 million of unearned compensation expense related to non-vested nonqualified stock options awards.  This cost is expected to be recognized over a weighted average period of 4.8 years. Nonqualified stock options vest beginning October 1, 2013 through October 1, 2020.

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

ViSalus Salary Deferral Program

In February 2014, ViSalus offered its senior executives, founders and independent board member the right to participate in a long-term incentive program, which we refer to as the 2014 ViSalus LTIP, in exchange for their agreement to defer the receipt of a portion of their 2014 salary or commissions until no later than March 15, 2015. The award under the 2014 ViSalus LTIP is a performance award payable in cash and the amount of the LTIP award depends on the amount deferred. For those participants who elected to defer under 50% of their base salary or commissions, the LTIP award will equal the amount deferred, and for those participants who elected to defer 50% or more of their base salary or commissions, the LTIP award will equal two times the amount deferred. The LTIP award will only be paid if ViSalus achieves trailing twelve month earnings before interest and taxes of $20.0 million or more, inclusive of the entire compensation award associated with the program, and the participant is associated with ViSalus through the LTIP payment date. As of June 30, 2014 there were 18 participants in the 2014 ViSalus LTIP who have deferred salaries and commissions totaling approximately $2.2 million until no later than March 15, 2015. The maximum amount payable by ViSalus under the 2014 ViSalus LTIP is $4.2 million if ViSalus achieves the performance goal and all participants are associated with ViSalus at the LTIP payment date. As of June 30, 2014, no amounts for the LTIP award have been accrued for under this program as the probability of whether these targets will be achieved remains uncertain.
Note 14. Redeemable Preferred Stock

In December 2012, the Company and the ViSalus founders and the other noncontrolling members reached an agreement and exchanged their remaining ViSalus membership interests for a total of 8,955,730 shares of Series A and Series B Redeemable
Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total

Return to Top

redemption price of $143.2 million (See Note 2). The shares are redeemable for cash on December 31, 2017 at a price per share equal to $15.99 unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares of ViSalus. The Preferred Stock is convertible into Class A and Class B common stock of ViSalus on a one for one basis. Preferred Stockholders have the same rights to earnings, dividends and voting as their common stock equivalents. ViSalus intends to pay quarterly dividends to its preferred and common stockholders (on an as-converted common stock basis) in an amount equal to its excess cash reserves, if any. In the event of a voluntary or involuntary liquidation or dissolution, the holders of the Preferred Stock are entitled to be paid out of the assets of ViSalus prior to making any payment to common stock holders. The balance as of June 30, 2014 represents the fair value plus an accretion adjustment to arrive at its redemption value at December 31, 2017. For the six months ended June 30, 2014, the Company recorded an earnings per share charge of $1.0 million or $0.06 per share representing the accretion adjustment to its redemption value after allocating attributable losses to preferred stockholders in excess of earnings.

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

The components of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss attributable to Blyth, Inc. common stockholders	$(4,887)	$(3,192)	$(8,159)	$(596)
Weighted average number outstanding:
Common shares	16,047	16,002	16,034	16,269
Vested restricted stock units	64	54	62	52
Weighted average number of common shares outstanding:
Basic common shares outstanding	16,111	16,056	16,096	16,321
Dilutive effect of non-vested restricted shares units	—	—	—	—
Diluted common shares outstanding	16,111	16,056	16,096	16,321
Basic earnings per share attributable to common stockholders
Net loss attributable per share of Blyth, Inc. common stock	$(0.30)	$(0.20)	$(0.51)	$(0.04)
Diluted earnings per share attributable to common stockholders
Net loss attributable per share of Blyth, Inc. common stock	$(0.30)	$(0.20)	$(0.51)	$(0.04)

As of June 30, 2014 and 2013, options to purchase 2,500 and 8,750 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 16. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2013	9,944,239	$(441,774)
Treasury stock purchases	594,582	(9,961)
Treasury stock withheld in connection with long-term incentive plan	18,521	(305)
Balance at December 31, 2013	10,557,342	$(452,040)
Treasury stock withheld in connection with long-term incentive plan	14,077	(126)
Balance at June 30, 2014	10,571,419	$(452,166)

Return to Top

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2013	26,505,210	$530
Common stock issued in connection with long-term incentive plan	68,821	2
Balance at December 31, 2013	26,574,031	$532
Common stock issued in connection with long-term incentive plan	51,545	1
Balance at June 30, 2014	26,625,576	$533

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

Within the Health & Wellness segment, the Company operates ViSalus, which is focused on selling meal replacement shakes, nutritional supplements, functional foods and energy drink mixes. Products in this segment are sold through networks of independent sales promoters. ViSalus® brand products are sold in the United States and Canada and Vi™ products are sold in the United Kingdom, Ireland, Germany and Austria.

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

Operating profit in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments. Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments. Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase of business combinations. Unallocated
Corporate within the identifiable assets include cash and cash equivalents, short-term investments, prepaid income tax, corporate fixed assets, deferred debt costs and other long-term investments, which are not allocated to the business segments.

The geographic area data includes net sales, based on product shipment destination, and long-lived assets, which consist of fixed assets, based on physical location.

Operating Segment Information

Return to Top

	Three months ended		Six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Sales
Candles & Home Décor	$72,745	$77,800	$153,603	$168,756
Health & Wellness	53,560	101,522	110,991	205,831
Catalog & Internet	31,488	32,409	68,868	70,238
Total	$157,793	$211,731	$333,462	$444,825

Earnings (loss) from operations before income taxes
Candles & Home Décor	$(653)	$(310)	$1,455	$3,086
Health & Wellness	(1,328)	2,769	(5,058)	6,955
Catalog & Internet	(824)	(1,309)	(1,842)	(2,913)
Operating profit (loss)	(2,805)	1,150	(5,445)	7,128
Unallocated Corporate	(995)	(1,784)	(1,956)	(2,091)
Total	$(3,800)	$(634)	$(7,401)	$5,037

Identifiable Assets	June 30, 2014	December 31, 2013
Candles & Home Décor	$167,927	$176,062
Health & Wellness	51,767	57,995
Catalog & Internet	49,229	50,880
Unallocated Corporate	66,676	81,840
Total	$335,599	$366,777

Note 18. Contingencies

The Company, certain of its officers, ViSalus, one of its founders and others were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of our common stock during the period March to November 2012. On March 31, 2014, the Court granted the defendants' motion to dismiss the plaintiffs’ complaint and entered judgment for the defendants. Plaintiffs did not appeal the judgment.

In July 2014, three former ViSalus promoters filed a putative class action in the U.S. District Court for the Eastern District of Michigan against ViSalus, Robert B. Goergen (our Chairman of the Board), the three founders of ViSalus (Nick Sarnicola, Ryan Blair and Blake Mallen), Todd A. Goergen (ViSalus’s Chief Operating Officer), several of ViSalus’s promoters (along with certain of their affiliates), and FragMob and iCentris (two service vendors to ViSalus). For additional information, see Part II, Item 1 - Legal Proceedings.
The Company is involved in other litigation arising in the ordinary course of business, which, in its opinion, will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Results of operations - Three and six months ended June 30, 2014 versus 2013

Net Sales

Net sales for the three months ended June 30, 2014 decreased $53.9 million, or 25%, to $157.8 million, from $211.7 million in the comparable prior year period. Net sales for the six months ended June 30, 2014 decreased $111.3 million, or 25%, to $333.5 million, from $444.8 million in the comparable prior year period. These declines were due to a decrease in the Health & Wellness segment and to a lesser extent a decrease in the Candles & Home Décor segment and Catalog & Internet segment.

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite for the three months ended June 30, 2014 decreased $5.1 million, or 6%, to $72.7 million from $77.8 million in the comparable prior year period. This decline was principally due to a decrease at PartyLite North America of 22% due to fewer consultants which resulted in a lower number of shows. Partially offsetting this decline was an increase at PartyLite Europe of 4%, or a decrease of 1% in local currency, mostly due to lower sales in France and Nordic partly offset by higher sales in Germany, the United Kingdom and Austria.

Net sales for PartyLite for the six months ended June 30, 2014 decreased $15.2 million, or 9%, to $153.6 million from $168.8 million in the comparable prior year period. This decline was principally due to a decrease at PartyLite North America of 20% and to a lesser extent, a decrease at PartyLite Europe of 3%, or down 7% in local currency. These declines were principally due to fewer consultants which resulted in a lower number of shows.

PartyLite's European active independent sales consultants totaled approximately 23,300 at the end of the second quarter versus approximately 24,700 for the comparable prior year period. Active North American independent sales consultants totaled approximately 13,000 at the end of the second quarter this year versus approximately 15,600 last year.

Net Sales – Health & Wellness Segment

Net sales for ViSalus for the three months ended June 30, 2014 decreased $47.9 million, or 47%, to $53.6 million from $101.5 million in the comparable prior year period. Net sales for ViSalus for the six months ended June 30, 2014 decreased $94.8 million, or 46%, to $111.0 million from $205.8 million in the comparable prior year period. These decreases were principally attributed to a decline in North American promoters to approximately 28,700 at June 30, 2014 from approximately 57,200 at June 30, 2013. International promoters totaled approximately 3,100 at June 30, 2014 reflecting ViSalus's entry into the United Kingdom in April 2013 and Germany, Austria and Ireland in 2014.

Net Sales – Catalog & Internet Segment

Net sales for Silver Star Brands for the three months ended June 30, 2014 decreased $0.9 million, to $31.5 million from $32.4 million in the comparable prior year period mainly due lower general merchandise sales within the Miles Kimball catalog partially offset by increases associated with health and wellness products and increased sales on preferred credit.

Return to Top

Net sales for Silver Star Brands for the six months ended June 30, 2014 decreased $1.3 million, to $68.9 million from $70.2 million in the comparable prior year period. This decline was mostly due to lower general merchandise sales within the Miles Kimball catalog partially offset by increases associated with health and wellness products and increased sales on preferred credit.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit for the three months ended June 30, 2014 decreased $33.9 million, or 25%, to $101.3 million from $135.2 million in the comparable prior year period. This decrease was principally due to the impact of lower sales. The gross profit margin increased slightly to 64.2% for the three months ended June 30, 2014 from 63.9% for the comparable prior year period primarily due to implementation of various cost saving programs, offset in part with higher excess and obsolete inventory expenses.

Blyth’s consolidated gross profit for the six months ended June 30, 2014 decreased $73.5 million, or 25%, to $214.8 million from $288.3 million in the comparable prior year period. This decrease was principally due to the impact of lower sales and higher excess and obsolete inventory expenses. The gross profit margin decreased to 64.4% for the six months ended June 30, 2014 from 64.8% for the comparable prior year period primarily due to the impact of lower sales volume at ViSalus, which carries a higher gross margin than our other businesses, partially offset by the implementation of various cost saving programs.

Blyth’s consolidated selling expense for the three months ended June 30, 2014 decreased $22.7 million, or 25%, to $69.8 million from $92.5 million in the comparable prior year period.  This decrease was primarily due to lower commission expenses at ViSalus associated with their sales decline. Selling expense as a percentage of net sales increased slightly to 44.2% for the three months ended June 30, 2014 from 43.7% for the comparable prior year period.

Blyth’s consolidated selling expense for the six months ended June 30, 2014 decreased $47.5 million, or 24%, to $148.1 million from $195.6 million in the comparable prior year period.  This decrease was primarily due to lower commission expenses at ViSalus associated with their sales decline. Selling expense as a percentage of net sales increased slightly to 44.4% for the six months ended June 30, 2014 from 44.0% for the comparable prior year period.

Blyth’s consolidated administrative and other expenses for the three months ended June 30, 2014 decreased $7.2 million, or 17%, to $34.4 million from $41.6 million in the comparable prior year period. This decline was principally due to cost saving initiatives throughout the Company and most significantly at ViSalus North America, partially offset by additional expenses at ViSalus Europe to support their international expansion. As a percent of net sales, administrative expenses were 21.8% for the three months ended June 30, 2014 and 19.6% for the comparable prior year period. This increase was mostly due to lower sales.

Blyth’s consolidated administrative and other expenses for the six months ended June 30, 2014 decreased $13.4 million, or 16%, to $72.2 million from $85.6 million in the comparable prior year period. This decline was principally due to cost saving initiatives throughout the Company and most significantly at ViSalus North America, partially offset by additional expenses at ViSalus Europe to support their international expansion. As a percent of net sales, administrative expenses were 21.6% for the six months ended June 30, 2014 and 19.2% for the comparable prior year period. This increase was mostly due to lower sales.

Operating Profit (Loss)

Blyth’s consolidated operating profit (loss) for the three months ended June 30, 2014 decreased $4.0 million to a loss of $2.8 million from a profit of $1.2 million for the comparable prior year period. Blyth’s consolidated operating profit (loss) for the six months ended June 30, 2014 decreased $12.5 million to a loss of $5.4 million from a profit of $7.1 million for the comparable prior year period. These decreases were due to sales declines at ViSalus and PartyLite partially offset by improved operating performance at Silver Star Brands.

Operating Profit (Loss) – Candles & Home Décor Segment

Operating loss for PartyLite was $0.7 million for the three months ended June 30, 2014 compared to a loss of $0.3 million for the comparable prior year period. This decline is principally due to reduced profit at PartyLite North America associated with their sales decline, offset by a profit increase at PartyLite Europe. Corporate expenses allocated to PartyLite were $1.8 million for the three months ended June 30, 2014 and $1.6 million for the comparable prior year period.

Operating profit for PartyLite was $1.5 million for the six months ended June 30, 2014 compared to $3.1 million for the comparable prior year period. This decline is principally due to reduced profit at PartyLite North America associated with their

Return to Top

sales decline. Corporate expenses allocated to PartyLite were $3.6 million for the six months ended June 30, 2014 and $3.1 million for the comparable prior year period.

Operating Profit (Loss) - Health & Wellness Segment

Operating profit (loss) for ViSalus decreased to a loss of $1.3 million for the three months ended June 30, 2014 from a profit of $2.8 million for the comparable prior year period. This decrease was primarily due to lower sales and additional expenses for the international expansion in Europe partially offset by execution of various cost saving programs. Corporate expenses allocated to ViSalus were $0.7 million for the three months ended June 30, 2014 and $2.4 million for the comparable prior year period.

Operating profit (loss) for ViSalus decreased to a loss of $5.1 million for the six months ended June 30, 2014 from a profit of $7.0 million for the comparable prior year period. This decrease was primarily due to lower sales in North America and additional expenses for the international expansion in Europe partially offset by execution of various cost saving programs. Corporate expenses allocated to ViSalus were $1.9 million for the six months ended June 30, 2014 and $4.6 million for the comparable prior year period.

Operating Loss – Catalog & Internet Segment

Operating loss for Silver Star Brands was $0.8 million for the three months ended June 30, 2014 compared to a loss of $1.3 million in the comparable prior year. This improvement was due to reduced promotional expenses, higher sales in health and wellness products and higher credit sales partly offset by lower general merchandise product sales and higher credit related expenses. Corporate expenses allocated to Silver Star Brands were $0.7 million for the three months ended June 30, 2014 and $0.6 million for the comparable prior year period.

Operating loss for Silver Star Brands was $1.8 million for the six months ended June 30, 2014 compared to a loss of $2.9 million in the comparable prior year. This improvement was due to reduced promotional expenses, higher sales in health and wellness products and higher credit sales partly offset by lower general merchandise product sales and higher credit related expenses. Corporate expenses allocated to Silver Star Brands were $1.5 million for the six months ended June 30, 2014 and $1.1 million for the comparable prior year period.

Other Expense (Income)

Interest expense was $1.0 million for the three months ended June 30, 2014 compared to $1.6 million in the comparable prior year period. Interest expense was $2.0 million for the six months ended June 30, 2014 compared to $2.8 million in the comparable prior year period. These decreases were principally due to lower outstanding debt this year as compared to last year.

Interest income was $0.1 million for the three months ended June 30, 2014 and 2013. Interest income was $0.1 million for the six months ended June 30, 2014 compared to $0.4 million in the comparable prior year period. This decline was mainly due to lower invested cash balances.

Foreign exchange and other was an expense of $0.1 million for the three months ended June 30, 2014 compared to an expense of $0.3 million in the comparable prior year period. Included in prior year's expense were losses on the sale of investments of $0.1 million. Foreign exchange and other was an expense of $0.1 million for the six months ended June 30, 2014 compared to income of $0.3 million in the comparable prior year period.

Our effective tax rate for the three months ended June 30, 2014 was a negative 26% which resulted in an income tax expense of $1.0 million on a net loss before taxes of $3.8 million. This compares to a negative 3% for the three months ended June 30, 2013, which resulted in a tax expense of $21.0 thousand on a net loss before taxes of $0.6 million. The tax expense on the pre-tax loss this year, as compared to the U.S. statutory tax rate, is primarily a result of no tax benefit being realized on certain foreign net operating losses and no tax benefit recorded on state net operating losses.

Our effective tax rate for the six months ended June 30, 2014 was a negative 7% which resulted in an income tax expense of $0.5 million on a net loss before taxes of $7.4 million. This compares to 44% for the six months ended June 30, 2013, which resulted in a tax expense of $2.2 million on a net profit before taxes of $5.0 million. The tax expense on the pre-tax loss this year, as compared to the U.S. statutory tax rate, is primarily a result of no tax benefit being realized on certain foreign net operating losses and no tax benefit recorded on state net operating losses.

Return to Top

The net earnings attributable to noncontrolling interests was a loss of $0.3 million for the three months ended June 30, 2014 compared to earnings of $0.7 million in the comparable prior year period. The net earnings attributable to noncontrolling interests was a loss of $0.7 million for the six months ended June 30, 2014 compared to earnings of $1.6 million in the comparable prior year period. These decreases are attributed to lower earnings associated with ViSalus.

Net loss attributable to Blyth increased $3.0 million to $4.4 million for the three months ended June 30, 2014 from $1.4 million in the comparable prior year period. Net earnings attributable to Blyth decreased $8.4 million to a net loss of $7.2 million for the six months ended June 30, 2014 from earnings of $1.2 million in the comparable prior year period. These decreases in income were primarily attributable to ViSalus's and PartyLite's decreased operating performance partly offset by improved operating results from Silver Star Brands.

Net loss attributable to Blyth, Inc. common stockholders increased $1.7 million to a net loss of $4.9 million for the three months ended June 30, 2014 from $3.2 million in the comparable prior year period. Net loss attributable to Blyth, Inc. common stockholders increased $7.6 million to a net loss of $8.2 million for the six months ended June 30, 2014 from $0.6 million in the comparable prior year period. These increased losses were primarily due to ViSalus's and PartyLite's decreased operating performance partially offset by improved operating results from Silver Star Brands and a lower earnings per share adjustment for the accretion to redemption value for ViSalus redeemable preferred stock.

Liquidity and Capital Resources

Cash and cash equivalents decreased $38.2 million to $76.6 million at June 30, 2014 from $114.8 million at December 31, 2013. This decrease was primarily attributed to a decrease in cash from operations. Cash held in foreign locations was approximately $48 million as of June 30, 2014.

Net cash used in operating activities was $23.2 million for the six months ended June 30, 2014 compared to cash provided by operating activities of $4.4 million for the comparable prior year period. The decrease in cash from operations reflects a decline in ViSalus's operating profits and changes in working capital accounts mainly in prepaid expenses and inventories. Included in net losses for the six months ended June 30, 2014 were non-cash charges for depreciation and amortization, and stock-based compensation of $6.7 million and $0.7 million, respectively.

Net cash used in investing activities was $14.0 million for the six months ended June 30, 2014, compared to cash provided by investing activities of $15.7 million for the comparable prior year period. Cash used in investing activities mainly reflects net purchases of investments of $16.0 million and capital expenditures of $1.8 million. These expenditures were partially offset by net proceeds from the sale of assets of $4.1 million. Prior year's cash provided by investing activities included the collection of a note receivable of $10.0 million and net proceeds from the sales and purchases of investments of $15.5 million offset by capital expenditures of $9.8 million.

Net cash used in financing activities for the six months ended June 30, 2014 was $1.4 million compared to cash provided by financing activities of $9.4 million for the comparable prior year period. This year's activity includes dividend payments of $0.8 million as well as repayments on long-term debt and lease obligations of $0.5 million. Prior year's cash provided by financing activities primarily reflected borrowing on long term debt of $50.0 million offset by the additional purchase of ViSalus interest of $25.3 million and treasury stock repurchases of $10.0 million.

We will continue to monitor carefully our cash position, and will only make additional repurchases of treasury shares and pay dividends when we have sufficient cash surpluses available and are permitted to do so under the terms of the indenture governing our 6.00% Senior Notes due June 2017. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock, repurchases of ViSalus plan shares and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any such restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture. Since we incurred a cumulative net loss during the period from July 1, 2013 through June 30, 2014, we are currently prohibited under the indenture from paying dividends on or repurchasing our common stock, repurchasing the ViSalus Plan Shares or making other restricted payments. The indenture also restricts us from incurring additional debt if we do not meet a liquidity ratio.

A significant portion of our business is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent promoters and consultants. ViSalus had approximately 31,800 promoters at June 30, 2014, which represented a

Return to Top

decline from approximately 61,000 promoters at June 30, 2013 and a decline from approximately 38,400 at December 31, 2013. Management's key areas of focus have included stabilizing and increasing the promoter and consultant base within ViSalus and PartyLite through training and promotional incentives. PartyLite has had several continuous years of decline in the United States and Canada. ViSalus has generally experienced a decline in its number of promoters since summer 2012, other than a slight increase from December 31, 2013 to March 31, 2014. While we are making efforts to stabilize and increase the number of active independent sales promoters and consultants within ViSalus and PartyLite and expand our ViSalus business internationally, it may be difficult to do so. If PartyLite's consultant count and ViSalus's promoters continue to decline it will have a negative impact on our liquidity and financial results.

In December 2012, we purchased an additional 8.2% of ViSalus which increased our ownership to 80.9% for a payment of $60.5 million to the ViSalus founders and its other noncontrolling members. In addition, the ViSalus founders and other members of ViSalus exchanged their remaining membership interests for a total of 8,955,730 shares of Series A and Series B Redeemable Preferred Stock of ViSalus Inc. (“Preferred Stock”), which will become redeemable on December 31, 2017 for a total redemption price of $143.2 million. The Preferred Stock is redeemable for cash on December 31, 2017 at a price per share equal to $15.99 (or a total redemption price of $143.2 million) unless prior thereto ViSalus shall have effected a “Qualified IPO” or the holders, at their option, elect to convert their Preferred Stock into common shares of ViSalus.

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

As of June 30, 2014, we had $2.4 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2015.  As of June 30, 2014, no amount was outstanding under this facility.

As of June 30, 2014, we had $1.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of June 30, 2014 and December 31, 2013, Silver Star Brands had approximately $5.2 million and $5.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

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

Critical Accounting Policies

There were no changes to our critical accounting policies in the first six months of 2014. For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of June 30, 2014, we held $24.0 million of short-term bond mutual funds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of June 30, 2014 and December 31, 2013 was $2.1 million and $2.3 million.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized loss included in AOCI at June 30, 2014 for cash flow hedges was immaterial and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of June 30, 2014:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Loss
Euro	$7,650	$1.36	$(36)

The foreign exchange contracts outstanding have maturity dates through March 2015.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first six months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Top

PART II

Item 1.  Legal Proceedings.

We, certain of our officers, ViSalus, one of its founders and others were named as defendants in a putative class action filed in federal district court in Connecticut on behalf of purchasers of our common stock during the period March to November 2012. On March 31, 2014, the Court granted the defendants' motion to dismiss the plaintiffs’ complaint and entered judgment for the defendants. Plaintiffs did not appeal the judgment.

On July 9, 2014, three former ViSalus promoters filed a putative class action in the U.S. District Court for the Eastern District of Michigan against ViSalus, Robert B. Goergen (our Chairman of the Board), the three founders of ViSalus (Nick Sarnicola, Ryan Blair and Blake Mallen), Todd A. Goergen (ViSalus’s Chief Operating Officer), several of ViSalus’s promoters (along with certain of their affiliates), and FragMob and iCentris (two service vendors to ViSalus). The plaintiffs allege that the defendants violated the Racketeer Influenced and Corrupt Organizations (RICO) statutes, the Michigan Consumer Protection Act and Franchise Investment Law, have been unjustly enriched, and have engaged in statutory and/or common law conversion and civil conspiracy. They allege that the amount lost by the putative class has not yet been determined but is alleged to be over $100 million. The plaintiffs are seeking certification of the class, a judgment against the defendants, monetary damages (and that such amount be trebled in accordance with the RICO statutes), injunctive relief enjoining the defendants from operating an alleged pyramid scheme, imposition of a constructive trust for plaintiffs’ benefit, disgorgement of all proceeds of the alleged pyramid scheme by each defendant, an accounting to make plaintiffs whole or to the extent they are otherwise entitled to such relief, relief (including damages and rescission of any contract made with ViSalus) under the Michigan Franchise Disclosure Act, the costs of investigation and litigation (including attorneys’ fees) and such other damages, relief and pre- and post-judgment interest as the court may deem just and proper. The defendants intend to vigorously defend themselves against this action.

We are involved in other litigation arising in the ordinary course of business, which, in our opinion, will not have a material adverse effect on our financial position, results of operations or cash flows.

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

We have incurred an operating loss and net loss for the three and six months ended June 30, 2014.

We had an operating loss of $2.8 million and $5.4 million for the three and six month periods ended June 30, 2014, respectively, compared to operating profit of $1.2 million and $7.1 million for the comparable prior year periods. We had a net loss attributable to Blyth, Inc. common stockholders of $4.9 million and $8.2 million for the three and six month periods ended June 30, 2014, respectively, compared to $3.2 million and $0.6 million for the comparable prior year periods. Our ability to improve our financial and operational performance depends upon a number of factors, including our ability to recruit, retain and motivate promoters and consultants; reverse declines in our net sales; implement our cost savings programs and other initiatives and achieve anticipated savings and benefits; reinvest certain of those savings effectively in our business, while effectively managing our cost base; improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence; and appropriately address the other factors described below in “Risk Factors.”

The failure by our businesses to respond appropriately to changing consumer preferences and demand for new products or product enhancements could harm our business, financial condition and results of operations.

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of ViSalus's weight-management products, nutritional supplements, functional foods and energy drink mixes, PartyLite's candles and accessories and Silver Star Brands' consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to

Return to Top

changing preferences, our sales may decline. ViSalus's weight-management products and PartyLite's candles represented a substantial portion of our sales in 2012, 2013 and the first half of 2014. If consumer demand for these products decreases significantly, or ViSalus ceases offering weight-management products without offering a suitable replacement, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

ViSalus and PartyLite depend upon sales by their independent sales forces to drive their businesses, and their failure to continue to recruit, retain and motivate promoters and consultants would harm their business and our financial condition and results of operations.

ViSalus markets its products and The Challenge through its independent promoters using a network marketing model and
PartyLite markets its products through its independent consultants primarily using a party plan direct selling model. Both of these marketing systems depend upon the successful recruitment, retention and motivation of a large number of promoters and consultants to offset frequent turnover, which is a common characteristic found in the direct selling industry. Our promoters and consultants may terminate their services at any time. Many of them market and sell our products on a part-time basis, join us for a short-period of time and likely engage in other business activities, some of which may compete with us. If ViSalus and PartyLite are unable to grow their promoter and consultant sales forces and reverse declines in their total number of promoters and consultants, our business would be materially harmed. The rates of turnover of ViSalus's and PartyLite's promoters and consultants can be very high and volatile from time to time, which may materially hinder their abilities to increase their total promoter and consultant counts.

Our ability to recruit, retain and motivate promoters and consultants depends on a number of factors, including, but not limited to, our prominence among direct selling companies and the general labor market, the attractiveness of our products and compensation and promotional programs, the number of people interested in direct selling, unemployment levels, economic conditions, and demographic and cultural changes in the workforce. ViSalus and PartyLite both rely primarily upon the efforts of their promoters and consultants to attract, train and motivate new promoters and consultants, so our sales directly depend upon their efforts. The failure by ViSalus or PartyLite to recruit, retain and motivate promoters and consultants and to reverse declines in their total number of promoters and consultants could negatively impact sales of their products, which could harm our business, financial condition and results of operations.

The loss by ViSalus or PartyLite of a leading promoter or consultant, together with his or her associated sales organization, or the loss of a significant number of promoters or consultants for any reason, could harm our business, financial condition and results of operations.

Sales generated by a small number of promoters, together with their associated sales organizations, represent a majority of
ViSalus's net sales. In addition, there are a number of promoters whose generated sales, together with those of their sales organizations, represent in excess of 10% of ViSalus's net sales. In particular, sales generated by one of ViSalus's founders and promoters, Nick Sarnicola, together with his wife and their sales organizations and customers to whom they market represented a substantial percentage of ViSalus's net sales in 2012, 2013 and the first half of 2014. The loss by ViSalus of one or more of its leading promoters, together with their respective associated sales organizations, or the loss of a significant number of promoters or consultants by ViSalus or PartyLite for any reason, could negatively impact sales of their products, impair their ability to recruit new promoters or consultants and harm our business, financial condition and results of operations. During 2013, the total number of ViSalus’s promoters declined from approximately 75,900 at December 31, 2012 to approximately 38,400 at December 31, 2013, and over the same period, the number of PartyLite’s total consultants declined from approximately 54,400 to approximately 52,100. In addition, the total number of ViSalus’s promoters declined from approximately 61,000 at June 30, 2013 to approximately 31,800 at June 30, 2014, and over the same period, the number of PartyLite’s total consultants declined from approximately 44,600 to approximately 40,700.

In general, ViSalus and PartyLite do not have non-competition arrangements with their promoters and consultants that would prohibit them from promoting competing products if they terminate their relationship. Pursuant to agreements that all of
ViSalus's and PartyLite's top promoters and consultants are requested to sign, the promoter or consultant is not permitted to solicit or recruit ViSalus's promoters or PartyLite's consultants to participate in any other direct selling company for a period of time following the termination of their agreement. We cannot ensure that ViSalus's promoters or PartyLite's consultants will abide by any non-solicitation obligations or that we will be able to enforce them. Some of ViSalus’s promoters and PartyLite’s consultants have not abided by these non-solicitation agreements following their departure and while we have, in some cases, taken legal action and other steps to seek to enforce these non-solicitation agreements, we have not always been able to do so.
If ViSalus's promoters and PartyLite's consultants do not abide by these non-solicitation obligations or if we are unable to enforce them, our competitive position may be compromised, which could harm our business, financial condition and results of

Return to Top

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

The FTC exercises jurisdiction in the United States over product advertising in general and advertising of conventional foods and dietary supplements in particular and has instituted numerous enforcement actions against companies for false and misleading claims and for failure to have adequate substantiation for claims made in advertising. The FTC also regulates promotional offers, including purported “savings” from the regular or suggested retail price of products. In the event that the FTC pursues an enforcement action against any of our businesses, our businesses could be subject to consent decrees that could limit their ability to make certain claims with respect to their products and require them to pay civil penalties. The National Advertising Division, which we refer to as the “NAD,” of the Council of Better Business Bureaus serves as an industry-

Return to Top

sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The system also empowers the NAD to challenge claims that the NAD believes to be misleading, including product benefit claims and purported sales or other discounts off of “regular” prices. The NAD has no independent enforcement authority. However, it can refer cases to the FTC for further action. Our competitors may also challenge our product labels and claims. Failures by any of our businesses to comply with rules, consent decrees and applicable regulations could occur from time to time, which could result in substantial monetary penalties.

There are also federal, state, provincial and foreign laws of general application, such as the FTC Act and state, provincial or foreign unfair and deceptive trade practices laws that could potentially be invoked to challenge our advertising, compensation practices or recruitment techniques. In particular, our recruiting efforts include promotional materials for recruits that describe the potential opportunity available to them if they become promoters or consultants. These materials, as well as our other recruiting efforts and those of promoters and consultants, are subject to scrutiny by the FTC, other enforcement agencies, our competitors, and current or former promoters and consultants with respect to misleading statements, including misleading earnings claims made to convince potential new recruits to become promoters or consultants. If claims or recruiting techniques used by ViSalus or PartyLite or by their promoters or consultants are deemed to be misleading, it could result in violations of the FTC Act or comparable state, provincial or foreign statutes prohibiting unfair or deceptive trade practices, result in reputational harm, or be subject to court challenge under the Lanham Act and state law by our competitors and current and former promoters and consultants, any of which could materially harm our business, financial condition and results of operations.

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

In general, a “pyramid scheme” is defined as an arrangement in which new participants are required to pay a fee to participate in the organization and then receive compensation primarily for recruiting other persons to participate, either directly or through sales of goods or services that are merely disguised payments for recruiting others. Such schemes are illegal because, without legitimate sales of goods or services to support the organization's continued existence, new participants are exposed to the loss of the fee paid to participate in the scheme. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities or courts. Our promoters and consultants are paid by commissions based on sales of our products to bona fide purchasers by those promoters or consultants and by their downline promoters or consultants. For this and other reasons we do not believe that we are in violation of any laws regulating pyramid schemes. However, even though we believe that our distribution practices are currently in compliance with, or exempt from, these laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change, which may require ViSalus or PartyLite to alter their distribution model or cease operations in certain jurisdictions or result in other costs or fines, any of which could harm our business, financial condition and results of operations.

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

Return to Top

California. Proposition 65 allows private enforcement actions. Reports indicate that hundreds of such actions have been commenced annually over the past few years against many companies in the consumer products and nutritional supplement businesses alleging that their products are contaminated with chemicals that would trigger the warning requirements of the act. While we take appropriate steps to ensure that our products are in compliance with the act, given the nature of this statute and the extremely low tolerance limits it establishes, there is a risk that we or our manufacturers could be found liable for the presence of minuscule amounts of a prohibited chemical in our products. We have, from time to time, been the subject of
Proposition 65 enforcement actions and may become the target of similar actions in the future. While the amounts we have paid to settle such actions have not had a material impact on our operations, there can be no assurance that any future settlements would not be significant.

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

Return to Top

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

Although we intend that ViSalus's products be promoted in compliance with these and all applicable regulatory requirements in the markets in which it operates, and specifically intend to avoid making any express weight loss claims in marketing and other promotional material provided to ViSalus's independent promoters, we cannot ensure that aspects of ViSalus's operations will not be reviewed and challenged by regulatory authorities, or our competitors, and if challenged, that ViSalus would prevail. Furthermore, we cannot ensure that new laws or regulations, or industry standards and guidelines, governing weight management, nutritional supplements, functional foods or energy drink mixes will not be enacted in the future in any of the markets in which ViSalus does business, resulting in lost sales.

These same laws, regulations, and government guidelines for enforcement and compliance apply to ViSalus's independent promoters. While ViSalus trains its promoters and attempts to monitor their marketing practices and materials, we cannot ensure that their promotional activities comply with the foregoing prohibitions on unfair and deceptive trade practices. If ViSalus's promoters are found responsible for violating such restrictions, there can be no assurance that ViSalus could not be held responsible for their conduct.

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

Return to Top

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

Return to Top

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

Return to Top

opening new markets. As we continue to expand into international markets, our business becomes increasingly subject to political, economic, legal and other risks. Changes in these markets could adversely affect our business.

PartyLite and ViSalus have a history of expanding into new international markets, although ViSalus has a very short history of doing so commensurate with the short history of its business. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. There can be no assurance, however, that we will be able to grow in our existing international markets, enter new international markets on a timely basis or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures, languages, legal systems and payment methods from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or to attract local customers. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner.

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

In many markets, other network marketing companies already have significant market penetration which may have the effect of desensitizing the local population to a new opportunity from ViSalus or PartyLite, or to make it more difficult for us to attract qualified promoters and consultants. Even if ViSalus and PartyLite are able to commence operations in new markets, there may not be a sufficient population of individuals who are interested in direct selling in general or our business models in particular. We believe our future success will depend in part on our ability to seamlessly integrate ViSalus's and PartyLite's compensation plans across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our compensation plans seamlessly in all existing or future markets.

We face diverse risks in our international business.

We depend on international sales for a substantial amount of our total revenue. For the six months ended June 30, 2014 and the year ended December 31, 2013, revenue from outside the United States represented 43% and 42%, respectively, of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future and we plan to expand further into international markets. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

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

Return to Top

business.

ViSalus and PartyLite monitor and review the compliance of their promoters and consultants with their respective policies and procedures as well the laws and regulations applicable to their businesses. From time to time, some promoters and consultants fail to adhere to these policies and procedures. In such cases, ViSalus or PartyLite may take disciplinary action against that promoter or consultant based on the facts and circumstances of the particular case, which may include, for example, warnings for minor violations to termination of the relationship for more serious violations. From time to time, we become involved in litigation with a former promoter or consultant who voluntarily terminated their relationship or whose relationship has been terminated. Sometimes those former promoters or consultants have become associated with one of our competitors and that competitor may join in the action. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, we may become involved in litigation of this nature that results in a large cash award against us. Our competitors have also been involved in this type of litigation and, in some cases, class actions, where the result has been a large cash award against the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by former promoters or consultants against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain promoters, consultants and customers. We believe that compliance by promoters and consultants with our policies and procedures is critical to the integrity of our business, and, therefore, we will continue to be aggressive in enforcing them. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has an adverse effect on our business.

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

Return to Top

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

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in production requirements, weather or other factors, including supply disruptions due to production or transportation delays. Ingredients for ViSalus's products are sourced from a variety of third party suppliers. PartyLite sources petroleum-based paraffin wax (which is used to manufacture candles) from several suppliers. While the price of crude oil is only one of several factors impacting the price of paraffin, it is possible that fluctuations in oil prices may have a material adverse effect on the cost and availability of petroleum-based products used in the manufacture or transportation of PartyLite's products. In recent years, substantial cost increases for certain raw materials, such as paraffin and paper, negatively impacted our profitability, and the global supply of paraffin has declined. There can be no assurance that PartyLite will have continued access to an adequate supply of paraffin or that it will able to identify and procure an adequate supply of a suitable replacement if required to do so. In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems and other measures to reduce production of greenhouse gases, in response to the potential impacts of climate change. These measures may have an indirect effect on us by affecting the prices of products made from fossil fuels, including paraffin. Given the wide range of potential future climate change regulations and their effects on these raw materials, the potential indirect impact to our operations is uncertain. In addition, climate change might contribute to severe weather in the locations where fossil fuel-based raw materials are produced, such as increased hurricane activity in the Gulf of Mexico, which could disrupt the production, availability or pricing of these raw materials. Volatility in the prices of raw materials could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for products to cover any increased costs, and any price increases we implement may result in lower sales volumes. If our businesses are not successful in managing ingredient costs, if they are unable to increase their prices to cover increased costs or if such price increases reduce their sales volume, then such increases could harm our business, financial condition and results of operations.

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

Return to Top

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

ViSalus has awarded restricted stock units and non-qualified stock options to its employees and others that vest over a number of years and aggregate approximately 15% of the presently outstanding equity of ViSalus. As these awards vest and shares of
ViSalus stock (which we refer to collectively as “ViSalus Plan Shares”) are issued under them, our ownership interest in
ViSalus will be diluted. This dilution could reduce our earnings and cash flows, as well as the amount of cash we receive as and when ViSalus declares dividends. The holders of the ViSalus Plan Shares may “put” some or all of their ViSalus Plan
Shares to ViSalus (i.e., require ViSalus to purchase them) unless doing so would violate, or be prohibited by, the terms of
Blyth's or ViSalus's lending arrangements or would, in the judgment of ViSalus's board of directors, materially adversely affect
ViSalus. Should the holders of the ViSalus Plan Shares exercise their put rights, such exercise could reduce our cash flows as well as the amount of cash available for ViSalus to declare dividends. We and ViSalus will rely on an independent third party appraiser to determine the value of the ViSalus stock at the time the “put” is exercised by the holders of the ViSalus Plan Shares. The third party appraiser will determine that value based on several valuation methodologies of its choosing, which may result in a value of the ViSalus stock that would exceed the price at which such stock would trade if ViSalus were a separately traded public company.

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

We depend on the continued services of Robert B. Goergen, our Chairman of the Board; Robert B. Goergen, Jr., our President and Chief Executive Officer and President PartyLite Worldwide; and Robert H. Barghaus, our Chief Financial Officer, as well as the continued services of Ryan Blair, the Chief Executive Officer and co-founder of ViSalus, and Blake Mallen, the Chief Marketing Officer and co-founder of ViSalus. In addition, ViSalus and PartyLite depend upon the continued services of the other members of their current senior management teams, including the relationships that they have developed with ViSalus's and PartyLite's senior independent promoters and consultants. The loss or departure of these key employees could negatively impact ViSalus's and PartyLite's relationship with their senior independent promoters and consultants and harm our business, financial condition and results of operations. If any of these key employees does not remain with us, our business could suffer. The loss of such key employees could negatively impact our ability to implement our business strategy. Our continued success will also depend upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. Replacing key employees may be difficult and may require an extended period of time because of the limited number of individuals in our industry with the necessary breadth of skills and experience.

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

Return to Top

ViSalus and PartyLite hold periodic and annual events where they, among other things, provide training to their promoters and consultants, introduce new products and changes to their compensation plans, recognize the achievements of their promoters, consultants and customers, and otherwise introduce their business to prospective promoters, consultants and customers.
ViSalus and PartyLite currently outsource some of the planning for these events to third parties. Accordingly, ViSalus and
PartyLite have less control over their events than if they were planned and operated exclusively by their employees. If these event planners do not produce ViSalus's and PartyLite's events at the expected levels of quality, ViSalus and PartyLite may fail to meet the expectations of their current and prospective promoters, consultants and customers.

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

On May 10, 2013, we completed the private sale of $50.0 million aggregate principal amount of 6.00% Senior Notes due June 2017. The 6.00% Senior Notes were issued pursuant to an indenture that contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock, repurchases of ViSalus Plan Shares and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture. Since we incurred a cumulative net loss during the period from July 1, 2013 through June 30, 2014, we are currently prohibited under the indenture from paying dividends on or repurchasing our common stock, repurchasing the ViSalus Plan Shares or making other restricted payments.

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

Return to Top

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

Return to Top

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

ViSalus relies on its Vi-Net Mobile application suite, which allows promoters and customers to access their Vi-Net accounts

Return to Top

and place orders for customers on their smartphones. There is no guarantee that the Vi-Net Mobile application suite will continue to be interoperable with popular mobile operating systems that ViSalus does not control, such as Android, Blackberry and iOS, and any changes in such systems that degrade ViSalus's products' functionality or give preferential treatment to competitive products could adversely affect Vi-Net Mobile application suite usage. Additionally, in order to deliver high quality mobile products, it is important that ViSalus's products work well with a range of mobile technologies, systems, networks and standards that ViSalus does not control. ViSalus may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. If it is difficult for ViSalus's users to access and use the Vi-Net Mobile application suite on their mobile devices, or if ViSalus's users choose not to access or use the Vi-Net Mobile application suite on their mobile devices or use mobile products that do not offer access to the Vi-Net Mobile application suite, ViSalus's customer and independent promoter growth and retention could be harmed.

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

Return to Top

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

As of July 15, 2014, the New York Stock Exchange (NYSE) reported a short interest of approximately 69% of our public float, which was the most heavily shorted stock as a percentage of public float on the NYSE. It is possible that the NYSE short interest reporting system does not fully capture the total short interest and that it could be larger. Due to our limited public float, we are vulnerable to investors taking a “short position” in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. Short sellers expect to make a profit if our common stock declines in value, and their actions and their public statements may cause volatility in our stock price. The existence of such a significant short interest position may lead to continued volatility. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

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

Return to Top

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts may publish about us. We are not currently followed by securities or industry analysts, and there can be no assurance that any analysts will begin to follow us. In the event that securities or industry analysts begin to cover us, we will not have any control over them or the reports that they may issue. If our financial performance fails to meet analyst estimates in the future or one or more of the analysts who cover us at such time downgrade our shares or change their opinion of our shares, our share price would likely decline. Since we are not currently followed by analysts, we do not have significant visibility in the financial markets, which could cause our share price or trading volume to decline. Moreover, since we do not currently have any analyst coverage, the price of our stock may be influenced by articles and opinions expressed in newsletters or on Internet message boards, any of which may contain inaccuracies or misstatements. If analysts begin to cover us and one or more of such analysts cease coverage of our company or fail to regularly publish reports on us, our share price or trading volume may decline. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

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

Return to Top

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended June 30, 2014.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	—	—	1,005,578
May 1, 2014 - May 31, 2014	—	—	—	1,005,578
June 1, 2014 - June 30, 2014	—	—	—	1,005,578
Total	—	—	—	1,005,578
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of June 30, 2014, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. The indenture that governs our $50.0 million 6.00% Senior Notes limits and restricts our ability to repurchase our common stock. Since we incurred a cumulative net loss during the period from July 1, 2013 through June 30, 2014, we are currently prohibited under the indenture from repurchasing our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

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

BLYTH, INC.

Date:	August 1, 2014	By:/s/Robert B. Goergen, Jr.
Robert B. Goergen, Jr.
President and Chief Executive Officer

Date:	August 1, 2014	By:/s/Robert H. Barghaus
Robert H. Barghaus
Vice President and Chief Financial Officer