Form 10-Q
period 2014-09-30
BLYTH INC
filed 2014-10-31
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
           (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
16,058,331 Common Shares as of October 29, 2014

Return to Top

Return to Top

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All of our statements in this quarterly report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, by way of example, any projections of future earnings, revenue, capital expenditures, cash flow from operations or other financial items; any statements regarding our, PartyLite's or Silver Star Brands' plans, strategies or objectives for future operations; any statements as to our belief; and any assumptions underlying any forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often include words such as “may,” “will,” “estimate,” “intend,” “believe,” “expect” or “anticipate” and any other similar words.

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

•	our ability to improve our financial and operational performance;

•	our obligation to redeem $50.0 million aggregate principal amount of our Senior Notes by the earlier of the date we obtain financing or March 4, 2015;

•	our ability to respond appropriately to changing consumer preferences and demand for our current and new products or product enhancements;
• our dependence on sales by independent consultants and our ability to recruit, retain and motivate them;
• the loss by PartyLite of a significant number of its consultants;
• the attractiveness of PartyLite's compensation plans to current and prospective independent consultants;
• our ability to influence or control our consultants;
• federal, state and foreign regulations applicable to our products (including advertising and labeling), promotional programs and compensation plans;
• susceptibility to excess and obsolete inventory due to changing consumer preferences;
• adverse publicity directed at our products or business models, or those of similar companies;
• product liability claims;
• competition;
• an economic downturn;
• our ability to grow our business in existing and new markets, including risks associated with international operations;
• legal actions by or against current or former independent consultants;
• our reliance on third-party manufacturers for the supply of some of our products;
• our ability to manufacture candles at required quantity and quality levels;
• disruptions to transportation channels;
• shortages or increases in the cost of raw materials;
• our dependence on key employees;

•	certain taxes or assessments relating to the activities of our independent consultants for which we may be held responsible;
• our ability to identify, consummate and integrate suitable acquisition candidates on favorable terms and conditions;
• the covenants in the indenture that governs our 6.00% Senior Notes limit our operating and financial flexibility, including, among other things, our ability to pay dividends and repurchase our common stock;
• increased borrowing costs and reduced access to capital;
• our ability to protect our intellectual property;
• interruptions in our information-technology systems;
• our storage of user and employee data;

Return to Top

• information security or data breaches;
• credit card and debit card fraud;
• changes in our effective tax rate;
• fluctuations in our periodic results of operations;
• increased paper, mailing and shipping costs;
• increased risk and write-offs associated with Silver Star Brands' credit program;
• speculative trading and volatility in our stock price;
• the failure of securities or industry analysts to publish research reports about our business, or the publication of negative reports about our business; and
• our compliance with the Sarbanes-Oxley Act of 2002.

We operate in a very competitive and rapidly changing environment, where new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any of our forward-looking statements. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this quarterly report may not occur, and our actual results could differ materially and adversely from those anticipated, estimated or implied in any forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Additional factors that could cause our actual results to differ materially from our forward-looking statements are set forth in this quarterly report, especially under the heading “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

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

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
	September 30, 2014	December 31, 2013
(In thousands, except share and per share data)	(Unaudited)	(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$50,744	$106,933
Short-term investments	23,917	7,985
Accounts receivable, less allowance for doubtful receivables of $5,367 and $3,932, respectively	13,067	12,556
Inventories	58,116	54,682
Prepaid assets	14,877	17,281
Deferred income taxes	4,783	—
Other current assets	11,114	6,483
Discontinued operations	—	34,208
Total current assets	176,618	240,128
Property, plant and equipment, at cost:
Less accumulated depreciation of $152,676 and $151,514, respectively	71,110	76,826
Other assets:
Investments	10,851	1,070
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $15,345 and $15,186, respectively	6,621	6,780
Deferred income taxes	5,801	4,369
Other assets	9,387	7,763
Discontinued operations	—	27,607
Total other assets	34,958	49,887
Total assets	$282,686	$366,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$50,905	$952
Accounts payable	22,594	27,327
Accrued expenses	39,167	40,931
Deferred income taxes	585	648
Income taxes payable	334	669
Other current liabilities	4,103	9,604
Discontinued operations	—	23,966
Total current liabilities	117,688	104,097
Long-term debt, less current maturities	4,794	55,326
Other liabilities	11,871	13,922
Discontinued operations	—	147,468
Stockholders' equity:
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,629,750 shares and 26,574,031 shares, respectively	533	532
Additional contributed capital	169,793	168,732
Retained earnings	415,674	312,036
Accumulated other comprehensive income	13,964	16,362
Treasury stock, at cost, 10,571,419 shares and 10,557,342 shares, respectively	(452,166)	(452,040)
Total stockholders' equity	147,798	45,622
Noncontrolling interest	535	406
Total equity	148,333	46,028
Total liabilities and equity	$282,686	$366,841
The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (Loss)
(Unaudited)
	Three months ended		Nine months ended
(In thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
		(As Adjusted)		(As Adjusted)
Net sales	$90,752	$97,029	$313,224	$336,024
Cost of goods sold	37,257	40,748	121,420	133,387
Gross profit	53,495	56,281	191,804	202,637
Selling	46,689	49,478	148,930	159,261
Administrative and other expense	18,228	18,351	56,564	59,398
Total operating expense	64,917	67,829	205,494	218,659
Operating loss	(11,422)	(11,548)	(13,690)	(16,022)
Other expense (income):
Interest expense	1,952	2,256	3,943	5,038
Interest income	(133)	(100)	(283)	(508)
Foreign exchange and other, net	380	(202)	468	(418)
Total other expense	2,199	1,954	4,128	4,112
Loss from continuing operations before income taxes and noncontrolling interest	(13,621)	(13,502)	(17,818)	(20,134)
Income tax benefit	(4,139)	(4,479)	(5,108)	(6,556)
Loss from continuing operations	(9,482)	(9,023)	(12,710)	(13,578)
Earnings (loss) from discontinued operations, net of income tax expenses	(4,088)	636	(7,886)	6,590
Gain on ViSalus recapitalization	119,832	—	119,832	—
Net earnings from discontinued operations	115,744	636	111,946	6,590
Net earnings (loss)	106,262	(8,387)	99,236	(6,988)
Less: Net earnings attributable to noncontrolling interests	89	83	264	244
Net earnings (loss) attributable to Blyth, Inc.	$106,173	$(8,470)	$98,972	$(7,232)
Basic earnings (loss) per share:
Net loss from continuing operations	$(0.59)	$(0.57)	$(0.80)	$(0.85)
Net earnings from discontinued operations	$7.17	$0.04	$6.95	$0.40
Net earnings (loss) attributable to Blyth, Inc.	$6.58	$(0.53)	$6.15	$(0.45)
Weighted average number of shares outstanding	16,126	16,071	16,105	16,237
Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.59)	$(0.57)	$(0.80)	$(0.85)
Net earnings from discontinued operations	$7.16	$0.04	$6.93	$0.40
Net earnings (loss) attributable to Blyth, Inc.	$6.57	$(0.53)	$6.13	$(0.45)
Weighted average number of shares outstanding	16,168	16,071	16,152	16,237
Cash dividend declared per share	$—	$0.10	$0.05	$0.20

The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Nine months ended
(In thousands)	September 30, 2014	September 30, 2013
Net earnings (loss)	$99,236	$(6,988)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,718)	1,356
Net unrealized loss on certain investments	(103)	(164)
Net unrealized gain (loss) on cash flow hedging instruments	326	(51)
Less: Reclassification adjustments for loss included in net income	97	154
Other comprehensive income (loss)	(2,398)	1,295
Total comprehensive income (loss), net of tax	96,838	(5,693)
Less: comprehensive income attributable to noncontrolling interests	(264)	(244)
Comprehensive income (loss) attributable to Blyth, Inc.	$96,574	$(5,937)
The accompanying notes are an integral part of these financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity
For the nine months ended September 30, 2013:
Balance at January 1, 2013	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804
Net earnings for the period			(7,232)			244	(6,988)
Distributions to noncontrolling interest						(131)	(131)
Adjustment for dividends paid to noncontrolling interest holders in excess of income earned by noncontrolling interest holders			(4,582)				(4,582)
Other comprehensive loss				1,295			1,295
Stock-based compensation	2	1,403					1,405
Dividends declared ($0.20 per share)			(3,225)				(3,225)
Treasury stock purchases (1)					(10,266)		(10,266)
Balance at September 30, 2013	$532	$168,483	$303,260	$15,696	$(452,040)	$381	$36,312

For the nine months ended September 30, 2014:
Balance at January 1, 2014	$532	$168,732	$312,036	$16,362	$(452,040)	$406	$46,028
Net earnings for the period			98,972			264	99,236
Distributions to noncontrolling interest						(135)	(135)
Reversal of accretion to redemption value for ViSalus redeemable preferred stock and dividends paid in excess of income earned			5,471				5,471
Other comprehensive income				(2,398)			(2,398)
Stock-based compensation	1	1,061					1,062
Dividends declared ($0.05 per share)			(805)				(805)
Treasury stock purchases (1)					(126)		(126)
Balance at September 30, 2014	$533	$169,793	$415,674	$13,964	$(452,166)	$535	$148,333

(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
(In thousands)	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss from continuing operations	$(12,710)	$(13,578)
Adjustments to reconcile earnings to net cash used in operating activities:
Depreciation and amortization	7,305	7,621
Loss on sale of assets	16	130
Stock-based compensation expense of Blyth, Inc.	1,061	1,405
Deferred income taxes	(6,459)	8
Changes in operating assets and liabilities:
Accounts receivable	(1,035)	(4,508)
Inventories	(5,061)	(10,492)
Prepaid and other	(236)	585
Other long-term assets	412	(971)
Accounts payable	(3,947)	(4,236)
Accrued expenses	(1,927)	(1,343)
Income taxes payable	(282)	535
Other liabilities and other	(4,830)	(4,130)
Net cash used in operating activities of continuing operations	(27,693)	(28,974)
Net cash provided by (used in) operating activities of discontinued operations	(8,761)	35,407
Net cash provided by (used in) operating activities	(36,454)	6,433
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(2,521)	(2,717)
Proceeds from collection of note receivable	—	10,000
Purchases of short-term investments	(20,032)	(12,793)
Proceeds from sale of investments	4,000	37,756
Proceeds from sale of long-term investments	—	105
Net cash provided by (used in) investing activities of continuing operations	(18,553)	32,351
Net cash provided by (used in) investing activities of discontinued operations	3,164	(8,581)
Net cash provided by (used in) investing activities	(15,389)	23,770
Cash flows from financing activities:
Purchases of treasury stock	—	(9,961)
Borrowings on long-term debt	—	50,000
Repayments on long-term debt	(504)	(72,240)
Payments on capital lease obligations	(59)	(126)
Dividends paid	(805)	(1,617)
Distributions to noncontrolling interest	(135)	(131)
Net cash used in financing activities of continuing operations	(1,503)	(34,075)
Net cash used in financing activities of discontinued operations	—	(31,446)
Net cash used in financing activities	(1,503)	(65,521)
Effect of exchange rate changes on cash	(2,843)	(108)
Net decrease in cash and cash equivalents	(56,189)	(35,426)
Cash and cash equivalents at beginning of period	106,933	105,937
Cash and cash equivalents at end of period	$50,744	$70,511

The accompanying notes are an integral part of these consolidated financial statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Blyth, Inc. ("Blyth" or the “Company”) is a multi-channel company focused on the direct to consumer market. The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. The Company’s products can be found throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in two segments: the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Silver Star Brands, formerly known as the Miles Kimball Company).

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's subsidiaries within the Catalog & Internet segment operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for fair presentation of the Company's consolidated financial position as of September 30, 2014 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2014 and 2013. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2013, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

On September 4, 2014, the Company entered into an agreement with the ViSalus founders and certain other preferred stockholders to exchange the ViSalus redeemable preferred stock for ViSalus common stock, reducing the Company’s ownership interest in ViSalus from approximately 80.9% to 10.0%. As a result of its reduced ownership in ViSalus, the Company will no longer consolidate ViSalus's results in the Company's financial statements; rather, the ViSalus investment will be recorded on a cost basis. Accordingly, the operating results of ViSalus have been presented as discontinued operations for all periods presented as more fully detailed in Note 2 to the Consolidated Financial Statements.

Recently Adopted Accounting Guidance

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative
Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an
Investment in a Foreign Entity (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards
Codification (ASC) Topic 830-30 to release any related cumulative translation adjustment into net earnings. The Company adopted ASU 2013-01 as of January 1, 2014. This standard did not have a material impact on the Company's consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss
Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 as of January 1, 2014. This standard did not have a material impact on the Company's consolidated financial position or results of operations.

Recently Issued Accounting Guidance

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the definition of reporting discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that will have a major effect on an entity's operations and financial results. The amendments of this update also require additional disclosures for discontinued operations. The Company is required to adopt ASU 2014-08 prospectively for all disposals classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Return to Top

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of other comprehensive income in the financial statements:

	Nine months ended
(In thousands)	September 30, 2014			September 30, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$3,247	$(5,965)	$(2,718)	$(583)	$1,939	$1,356
Net unrealized gain (loss) on certain investments	(158)	55	(103)	(251)	87	(164)
Net unrealized gain (loss) on cash flow hedging instruments	502	(176)	326	(79)	28	(51)
Less: Reclassification adjustments for (gain) loss included in net income	149	(52)	97	237	(83)	154
Other comprehensive income (loss)	$3,740	$(6,138)	$(2,398)	$(676)	$1,971	$1,295
The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2014 is as follows:

(In thousands)	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized gain (loss) on cash flow hedging instruments	Net Investment Hedge gain	Total
Beginning balance at January 1, 2014	$13,905	$263	$(110)	$2,304	$16,362
Other comprehensive income (loss) before reclassifications	(3,582)	(103)	326	864	(2,495)
Amounts reclassified from accumulated other comprehensive loss (1) (2)	—	(44)	(53)	—	(97)
Net current period other comprehensive income (loss)	(3,582)	(59)	379	864	(2,398)
Balance at September 30, 2014	$10,323	$204	$269	$3,168	$13,964
(1) All amounts net of a 35% tax rate.
(2) Reclassified from Accumulated other comprehensive income into Foreign exchange and other and Cost of goods sold.

Note 2. Discontinued Operations

On September 4, 2014, the Company, ViSalus and certain of ViSalus’s preferred stockholders entered into a recapitalization agreement pursuant to which ViSalus was recapitalized by exchanging each share of ViSalus preferred stock for 38.2 shares of ViSalus common stock, thereby (i) reducing the Company’s ownership interest in ViSalus from approximately 80.9% to 10.0% and (ii) eliminating the obligation of ViSalus to redeem the preferred stock in 2017 (for approximately $143.2 million) and the related guaranty by the Company of ViSalus’s performance of such obligation.
In connection with this transaction, the Company amended the indenture governing its 6.00% Senior Notes to provide for the mandatory redemption of the Senior Notes on the earlier of March 4, 2015 and the date, if any, that the Company consummates a new financing in the amount of at least $50.0 million. In addition, the Company agreed to make available to ViSalus a revolving credit facility. On October 17, 2014, the Company and ViSalus entered into a revolving loan agreement (the "Blyth Revolving Loan Agreement") pursuant to which the Company agreed to lend ViSalus up to $6.0 million. Loans under the revolving credit agreement will bear interest at a rate of 10% per annum. Interest will be paid monthly and there will be no higher default rate of interest. The revolving loan involves related parties. Robert B. Goergen, Robert B. Goergen, Jr. and Todd

Return to Top

A. Goergen own 8.29%, 0.34% and 2.81%, respectively, of the outstanding capital stock of ViSalus. On October 17, 2014, the founders of ViSalus and Robert B. Goergen (the “Founder Lenders”) entered into a substantially similar loan agreement with ViSalus (the “Founder Revolving Loan Agreement”) pursuant to which they made a revolving credit facility available to ViSalus in an amount up to $6.0 million on terms that are substantially identical to the terms of the Blyth Revolving Loan Agreement. Loans made under the Blyth Revolving Loan Agreement and loans made under the Founder Revolving Loan Agreement will be made at the same time in equal amounts and will rank equally with each other. In August 2014, the Company made a $3.0 million short-term loan to ViSalus, which amount was repaid by ViSalus in October 2014 with a borrowing in the same amount under the Blyth Revolving Loan Agreement.

As a result of its reduced ownership in ViSalus, the Company will no longer consolidate ViSalus's results in the Company's financial statements; rather, the ViSalus investment will be recorded at its fair value of $9.8 million as of the transaction date. The Company will perform periodic impairment reviews to ensure its investment is properly stated. This transaction is presented as discontinued operations in the consolidated financial statements and results of operations for the three and nine month periods ended September 30, 2014 and 2013.

The Company recorded a gain on the recapitalization of ViSalus of $119.8 million, net of tax, as a result of the exchange of the ViSalus preferred stock for ViSalus common stock, which eliminated the Company’s guaranty of ViSalus’s agreement to redeem the preferred stock. This transaction was a non-cash, tax free exchange as the preferred stockholders received ViSalus common stock in exchange for their preferred stock. For the three months ended September 30, 2014 and 2013, Net sales for ViSalus were $27.9 million and $82.4 million and loss before income taxes was $5.5 million and income was $1.5 million, respectively. For the nine months ended September 30, 2014 and 2013, Net sales for ViSalus were $138.9 million and $228.3 million and loss before income taxes was $8.7 million and income was $13.2 million, respectively. ViSalus income taxes for the three months ended September 30, 2014 and 2013 was a benefit of $0.5 million and an expense of $0.7 million, respectively, and expenses $0.9 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table details assets and liabilities of discontinued operations as of December 31, 2013:

Total assets of discontinued operations
Cash	$7,914
Accounts receivable, net	149
Inventories	21,113
Prepaid and other	1,349
Deferred tax current	2,517
Other current assets	1,166
Current assets of discontinued operations	34,208
Net plant, property & equipment	18,602
Investments	1,177
Deferred tax non-current	5,800
Intangible assets	2,028
Non-current assets of discontinued operations	27,607
Total	$61,815

Total liabilities of discontinued operations
Accounts payable	$5,870
Accrued expenses	17,986
Income taxes payable	110
Current liabilities of discontinued operations	23,966
Other liabilities	865
Redeemable preferred stock	146,603
Non-current liabilities of discontinued operations	147,468
Total	$171,434

Note 3. Financing Receivables

Return to Top

During 2012, Silver Star Brands entered into an agreement with a financial services company to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. Net financing sales, which represent the amounts of financing provided by the service provider to customers, were approximately $15.1 million and $9.9 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, our net financing receivables balances were $6.4 million and $5.6 million, respectively. This balance is recorded in accounts receivable in the Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

Silver Star Brands maintains an allowance to cover expected financing receivable credit losses and evaluates credit loss expectations based on its total portfolio. The allowance for credit losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past due and accrue interest 30 days after the first billing cycle when a payment due date is missed or only a partial payment is received. As of September 30, 2014 and December 31, 2013, the allowance for credit losses was $4.6 million and $3.0 million, respectively. Provisions for the allowance of credit losses for product sales are recorded to Selling expenses and provisions for credit losses for interest and late fees are recorded against Net sales within the Consolidated Statements of Earnings (Loss). Silver Star Brands continues to monitor broader economic indicators and their potential impact on future loss performance. Silver Star Brands has an extensive process to manage its exposure to customer credit risk, including active management of credit lines and its collection activities. Based on its assessment of the customer financing receivables, Silver Star Brands believes it is adequately reserved. Write-offs recorded to date related to 2014 and 2013 credit sales were 7.9% and 21.9% of 2014 and 2013 sales, respectively. Silver Star Brands' policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

The majority of Silver Star Brands' financing receivables are considered sub-prime credit risk, which represents lower credit quality accounts that are comparable to FICO scores below 600. Credit decisions are based on propriety scorecards, which include the customer's credit history, payment history, credit usage and other credit agency-related elements. Credit scores are obtained prior to a customer's initial mailing and then rescored each season and adjusted accordingly. At a minimum, each customer is rescored at least every six months.

The following table summarizes the changes in the allowance for financing receivables credit losses for the respective periods:

(In Thousands)	September 30, 2014	December 31, 2013
Balance at the beginning of period	$2,988	$712
Provision for credit losses	5,268	4,540
Write-offs	(3,791)	(2,277)
Recoveries	105	13
Balance at the end of period	$4,570	$2,988

The following table summarizes the age of Silver Star Brands' customer financing receivables, gross, including interest and other finance charges, as of September 30, 2014:

	September 30, 2014
(In Thousands)	Current	Past Due 1 - 90 Days	91 - 180 Days	Total
Financing Receivables	$6,597	$2,835	$1,550	$10,982

Note 4. Investments

The Company’s investments as of September 30, 2014 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds, and its noncontrolling interest cost investment in ViSalus. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its ViSalus investment in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

Return to Top

	September 30, 2014			December 31, 2013
(In thousands)	Cost Basis	Fair Value	Net unrealized loss in AOCI (1)	Cost Basis	Fair Value	Net unrealized loss in AOCI (1)
Short-term bond mutual funds	$24,000	$23,917	$(83)	$8,000	$7,985	$(15)
Certificates of deposit	1,101	1,101	—	1,070	1,070	—
Investment in ViSalus	9,750	9,750	—	—	—	—
Total investments	$34,851	$34,768	$(83)	$9,070	$9,055	$(15)
(1) The Company believes these short-term losses are temporary in nature therefore no permanent impairment is required.

As of September 30, 2014 and December 31, 2013, the Company held $23.9 million and $8.0 million, respectively, of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized gains and losses on these investments that are considered temporary are recorded in AOCI.  These securities are valued based on quoted prices in active markets. As of September 30, 2014 and December 31, 2013, the Company recorded insignificant unrealized losses, net of tax.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.1 million as of September 30, 2014 and December 31, 2013, respectively. These investments are recorded at fair value which approximates cost. Interest earned on these investments is recorded in Interest income in the Consolidated Statements of Earnings (Loss).

As of September 30, 2014, the Company accounts for its noncontrolling interest in ViSalus on a cost basis under ASC 325, which approximates its fair value. On October 17, 2014 the Company and ViSalus entered into a revolving loan agreement pursuant to which the Company agreed to lend ViSalus up to $6.0 million. Loans under the revolving credit agreement will bear interest at a rate of 10% per annum. Interest will be paid monthly and there will be no higher default rate of interest. In August 2014, the Company made a $3.0 million short-term loan to ViSalus, which amount was repaid by ViSalus in October 2014 with a borrowing in the same amount under the Blyth Revolving Loan Agreement. This investment and any outstanding loan balance will be reviewed periodically for impairment to ensure it is properly stated. These transactions involve related parties as discussed in Note 12.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of September 30, 2014 and December 31, 2013, the fair value of these securities was $0.9 million and $1.0 million, respectively. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized losses on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings (Loss) for the three and nine months ended September 30, 2014 and 2013. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings (Loss) are calculated using the specific identification method.

	Three months ended		Nine months ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net proceeds	$—	$9,585	$4,000	$37,861
Realized losses	$—	$(48)	$—	$(105)

Note 5. Inventories

The major components of Inventories are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Raw materials	$4,221	$3,642
Finished goods	53,895	51,040
Total	$58,116	$54,682

Return to Top

As of September 30, 2014 and December 31, 2013, the inventory valuation adjustments totaled $6.5 million and $5.5 million, respectively, and have been netted against the above amounts.

Note 6. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired. As of September 30, 2014, there were no indications that a review was necessary.

As of September 30, 2014 and December 31, 2013, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million, respectively.

Other intangible assets include indefinite-lived trade names, trademarks, domain names and customer relationships related to the Company's acquisition of Miles Kimball, Walter Drake and As We Change, which are reported in the Catalog & Internet segment. The Company does not amortize the indefinite-lived trade names, trademarks and domain names, but rather tests for impairment annually upon the occurrence of a triggering event. As of September 30, 2014, there were no indications that a review was necessary.

Other intangible assets include the following within the Catalog & Internet Segment:

(In thousands)	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at Gross value	$28,100	$15,400
Accumulated amortization	—	(15,186)
Impairments	(21,534)	—
Other intangibles at December 31, 2013	$6,566	$214
Amortization	—	(159)
Other intangibles at September 30, 2014	$6,566	$55

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years. Amortization expense for other intangible assets was $0.2 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. The estimated annual amortization expense for 2014 is $0.2 million and an insignificant amount to be amortized in 2015.

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
 Assets and Liabilities Measured at Fair Value on a Recurring Basis

Return to Top

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of  September 30, 2014 and December 31, 2013, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,101	$—	$1,101	$—
Short-term bond mutual funds	23,917	23,917	—	—
Foreign exchange forward contracts	480	—	480	—
Deferred compensation plan assets (1)	918	918	—	—
Total	$26,416	$24,835	$1,581	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to its employees in Other liabilities.

(In thousands)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,070	$—	$1,070	$—
Short-term bond mutual funds	7,985	7,985	—	—
Foreign exchange forward contracts	44	—	44	—
Deferred compensation plan assets (1)	1,007	1,007	—	—
Total	$10,106	$8,992	$1,114	$—
Financial liabilities
Foreign exchange forward contracts	$(225)	$—	$(225)	$—
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles, its ViSalus investment and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. As of September 30, 2014, there were no indications or circumstances indicating that an impairment might exist.

Note 8. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and loans. It does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded

Return to Top

within AOCI until the investment is sold or disposed of. As of September 30, 2014, there were two outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of September 30, 2014 and December 31, 2013 was $3.2 million and $2.3 million.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resulting gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at September 30, 2014 for cash flow hedges was $0.3 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through July 2015.

The table below details the fair value and location of the Company’s fair value hedges in the Consolidated Balance Sheets:

(In thousands)	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	Prepaid Assets	Accrued Expenses
Foreign exchange forward contracts in an asset position	$480	$44
Foreign exchange forward contracts in a liability position	—	(225)
Net derivatives at fair value	$480	$(181)

For the three and nine months ended September 30, 2014, the Company recorded a gain of $0.2 million and an insignificant loss, respectively, compared to a losses of $0.1 million and $0.2 million in both comparable prior year periods related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity recorded to cost of goods sold and reclassified from AOCI related to the Company's Cash Flow hedges for the three and nine months ended September 30, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)			Three months ended		Nine months ended
	2014	2013	2014	2013	2014	2013
Foreign exchange forward contracts	$541	$(180)	$76	$(72)	$(42)	$(166)

Return to Top

Note 9. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	September 30, 2014	December 31, 2013
Deferred revenue	$10,829	$9,455
Compensation and benefits	9,851	11,715
Promotional	5,230	6,874
Professional fees	2,170	1,433
Interest payable	1,569	384
Taxes, other than income	1,488	1,632
Self insurance reserves	1,168	789
Inventory	247	633
Other	6,615	8,016
Total	$39,167	$40,931

Note 10. Long-Term Debt

On May 10, 2013, the Company issued $50.0 million principal amount of 6.00% Senior Notes. The Senior Notes bear interest payable semi-annually in arrears on May 15 and November 15. In connection with the ViSalus recapitalization, the Company amended the indenture governing the Senior Notes to provide for the mandatory redemption of the Senior Notes on the earlier of March 4, 2015 or the date, if any, that the Company consummates a new financing in the amount of at least $50.0 million. This amendment was accounted for as a modification in accordance with ASC section 470-50 “Debt -Modifications and Extinguishments.” As a result, the Company will be required to a pay a $3.0 million redemption premium in addition to normal interest on or before March 4, 2015 or sooner if the Company consummates new financing in the amount of at least $50.0 million. The redemption premium will be expensed on a pro rata basis from September 4, 2014 through the redemption date. As of September 30, 2014, the Company recorded $0.4 million of additional interest expense associated with the redemption premium. The Company has classified the Senior Notes as current. In addition, to secure the obligations under the indenture, the Company granted a security interest to the lender in substantially all of its personal property and certain of its real property. See Note 2 and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

As of September 30, 2014 and December 31, 2013, Silver Star Brands had approximately $5.0 million and $5.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis which approximates its fair value.

As of September 30, 2014, the Company had a total of $2.4 million available under an uncommitted bank facility to be used for letters of credit. The issuance of letters of credit under this facility will be available until January 31, 2015.  As of September 30, 2014, no amount was outstanding under this facility.

As of September 30, 2014, the Company had $1.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit and have an expiration date of March 1, 2015.

Note 11. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2014 was 30% which resulted in an income tax benefit of $4.1 million on a net loss before taxes of $13.6 million. This compares to 33% for the three months ended September 30, 2013, which resulted in a tax benefit of $4.5 million on a net loss before taxes of $13.5 million. The tax expense on the pre-tax loss this year, as compared to the U.S. statutory tax rate, is primarily a result of the origin in which the Company’s income was earned during the respective period and no tax benefit being realized on certain foreign net operating losses.

The Company's effective tax rate for the nine months ended September 30, 2014 was 29% which resulted in an income tax benefit of $5.1 million on a net loss before taxes of $17.8 million. This compares to 33% for the nine months ended September 30, 2013, which resulted in a tax benefit of $6.6 million on a net loss before taxes of $20.1 million. The tax expense

Return to Top

on the pre-tax loss this year, as compared to the U.S. statutory tax rate, is primarily a result of the origin in which the Company’s income was earned during the respective period, no tax benefit being realized on certain foreign net operating losses and an accrual of valuation allowance on state net operating losses for which a benefit was recorded in prior periods.
Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2014 but the amount cannot be estimated. There has been no material change in the Company's contingency reserve for the nine months ended September 30, 2014.

Note 12. Related Party Transactions

The acquisition and recapitalization of ViSalus by the Company involves related parties.  ViSalus was owned in part by Ropart Asset Management Fund, LLC and related entities (collectively, “RAM”), which owned a significant non-controlling interest in ViSalus at the time of acquisition and through September 2012. In September 2012, RAM distributed its interest in ViSalus to its members, including Robert B. Goergen (our executive Chairman of the Board of Directors), Robert B. Goergen, Jr. (our President and Chief Executive Officer) and Todd A. Goergen (the Chief Operating Officer and interim Chief Financial Officer of ViSalus). Robert B. Goergen beneficially owns approximately 36.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM.  Todd A. Goergen is currently a member of the Board of Directors of ViSalus and was a member of the board of ViSalus at the time of the acquisition and recapitalization.

Revolving Loan Agreement with ViSalus. In connection with the ViSalus recapitalization, the Company agreed to make available to ViSalus a $6.0 million revolving credit facility. On October 17, 2014, the founders of ViSalus and Robert B. Goergen (the “Founder Lenders”) entered into a substantially similar loan agreement with ViSalus (the “Founder Revolving Loan Agreement”) pursuant to which they made a revolving credit facility available to ViSalus in an amount up to $6.0 million on terms that are substantially identical to the terms of the Blyth Revolving Loan Agreement. Loans made under the Blyth Revolving Loan Agreement and loans made under the Founder Revolving Loan Agreement will be made at the same time in equal amounts and will rank equally with each other. The revolving loan involves related parties. Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen own 8.29%, 0.34% and 2.81%, respectively, of the outstanding capital stock of ViSalus.

Management and Transition Services with ViSalus. In July 2012, ViSalus and the Company entered into a management services agreement under which the Company provided certain administrative support services to ViSalus for what was believed to be an arm's length price for such services. The basis for determining the price for the services under the management services agreement was on a cost recovery basis and required ViSalus to pay for such services within 30 days of receipt of the invoice. In connection with the recapitalization of ViSalus in September 2014, Blyth and ViSalus entered into a new transition services agreement pursuant to which Blyth agreed to provide certain transition services to ViSalus, including, general administrative services, certain business support services, payroll services and maintenance of certain insurance policies and employee benefit programs. Transition services will be provided for terms that vary by service and are generally considered sufficient to allow ViSalus to arrange for such services on its own behalf following the recapitalization. The transition services will be provided at a fee that is 6% greater than the Company’s actual, out-of-pocket expenses in providing the applicable transition service. The estimated total cost of services to be provided in 2014 under both the management and transition services agreements is
$0.8 million.

RAM Sublease. For the nine months ended September 30, 2014 and 2013, RAM paid the Company $0.1 million, respectively, to sublet office space, which the Company believes approximates the fair market rental for the rental period.

Note 13. Stock-Based Compensation

Blyth, Inc. Amended and Restated 2003 Omnibus Incentive Plan

As of September 30, 2014, the Company had one active stock-based compensation plan, the Second Amended and Restated Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. There were 2,040,897 shares authorized for grant as of September 30, 2014, and approximately 1,570,776 shares available for grant under the 2003 Plan. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

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

Return to Top

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings (Loss) for the three and nine months ended September 30, 2014 and 2013 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2013	100,740	$24.25	$1,096
Granted	136,949	9.49
Vested	(69,701)	26.64
Forfeited	(103)	37.55
Nonvested restricted stock and RSUs at September 30, 2014	167,885	$11.21	$1,363
Total restricted stock and RSUs at September 30, 2014	239,757	$17.87	$1,947

Compensation expense related to restricted stock and RSUs for the three months ended September 30, 2014 and 2013 was approximately $0.3 million and total recognized tax benefit was approximately $0.1 million. Compensation expense related to restricted stock and RSUs for the nine months ended September 30, 2014 and 2013 was approximately $1.1 million and $1.4 million, respectively. The total recognized tax benefit for the nine months ended September 30, 2014 and 2013 was approximately $0.4 million and $0.5 million, respectively.

As of September 30, 2014, there was $0.8 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.9 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of September 30, 2014 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Authorized unissued shares may be used under the stock-based compensation plans. The Company intends to issue shares of its common stock to meet the stock requirements of its awards in the future.

Note 14. Earnings Per Share

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

Return to Top

The components of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net earnings (loss) attributable to Blyth, Inc.	$106,173	$(8,470)	$98,972	$(7,232)
Weighted average number outstanding:
Common shares	16,055	16,013	16,041	16,182
Vested restricted stock units	71	58	64	55
Weighted average number of common shares outstanding:
Basic common shares outstanding	16,126	16,071	16,105	16,237
Dilutive effect of non-vested restricted shares units	42	—	47	—
Diluted common shares outstanding	16,168	16,071	16,152	16,237
Basic earnings per share
Net loss from continuing operations	$(0.59)	$(0.57)	$(0.80)	$(0.85)
Net earnings from discontinued operations	7.17	0.04	6.95	0.40
Net earnings (loss) attributable to Blyth, Inc.	$6.58	$(0.53)	$6.15	$(0.45)
Diluted earnings per share
Net loss from continuing operations	$(0.59)	$(0.57)	$(0.80)	$(0.85)
Net earnings from discontinued operations	7.16	0.04	6.93	0.40
Net earnings (loss) attributable to Blyth, Inc.	$6.57	$(0.53)	$6.13	$(0.45)

As of September 30, 2013, options to purchase 2,500 shares of common stock, respectively, are not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 15. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2013	9,944,239	$(441,774)
Treasury stock purchases	594,582	(9,961)
Treasury stock withheld in connection with long-term incentive plan	18,521	(305)
Balance at December 31, 2013	10,557,342	$(452,040)
Treasury stock withheld in connection with long-term incentive plan	14,077	(126)
Balance at September 30, 2014	10,571,419	$(452,166)

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2013	26,505,210	$530
Common stock issued in connection with long-term incentive plan	68,821	2
Balance at December 31, 2013	26,574,031	$532
Common stock issued in connection with long-term incentive plan	55,719	1
Balance at September 30, 2014	26,629,750	$533

Note 16. Segment Information

The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items, personalized gifts, as well as health, wellness and beauty related products. The Company's products can be found throughout the United States, Canada, Mexico, Europe and Australia. The Company's financial results are reported in two segments: the Candles & Home Décor segment and the Catalog & Internet segment.

Within the Candles & Home Décor segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the

Return to Top

PartyLite® brand. Products in this segment are sold predominately through networks of independent sales consultants. PartyLite brand products are sold in the United States, Canada, Mexico, Europe and Australia.

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

Operating Segment Information

	Three months ended		Nine months ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Sales
Candles & Home Décor	$60,728	$67,525	$214,332	$236,282
Catalog & Internet	30,024	29,504	98,892	99,742
Total	$90,752	$97,029	$313,224	$336,024

Earnings (loss) from operations before income taxes
Candles & Home Décor	$(10,602)	$(10,845)	$(10,540)	$(11,091)
Catalog & Internet	(820)	(703)	(3,150)	(4,931)
Operating profit (loss)	(11,422)	(11,548)	(13,690)	(16,022)
Unallocated Corporate	(2,199)	(1,954)	(4,128)	(4,112)
Total	$(13,621)	$(13,502)	$(17,818)	$(20,134)

Identifiable Assets	September 30, 2014	December 31, 2013
Candles & Home Décor	$161,988	$175,900
Catalog & Internet	50,501	50,880
Unallocated Corporate	70,197	140,061
Total	$282,686	$366,841

Note 17. Contingencies

The Company is involved in litigation arising in the ordinary course of business, which, in its opinion, will not have a material adverse effect on its financial position, results of operations or cash flows.

Return to Top

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-channel company primarily focused on the direct to consumer market. Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. Our products can be found throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in two segments: the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Silver Star Brands, formerly known as the Miles Kimball Company).

On September 4, 2014, we entered into an agreement with the ViSalus founders and certain other preferred stockholders to exchange the ViSalus redeemable preferred stock for ViSalus common stock, reducing our ownership interest in ViSalus from approximately 80.9% to 10.0%. Accordingly, the results of operations of ViSalus have been presented as discontinued operations for the third quarter ended September 30, 2014 and in all prior periods.

Our current focus is driving sales growth and profitability of our brands so we may leverage more fully our infrastructure, as well as supporting new infrastructure requirements of some of our businesses. New product development continues to be critical to both segments of our business. In the Candles & Home Décor segment, monthly sales and productivity incentives are designed to attract, retain and increase the earnings opportunity of independent sales consultants. In the Catalog & Internet segment, product, merchandising and circulation strategy are designed to drive strong sales growth in smaller brands and expand the sales and customer base of our flagship brands.

Results of operations - Three and nine months ended September 30, 2014 versus 2013

Net Sales

Net sales for the three months ended September 30, 2014 decreased $6.2 million, or 6%, to $90.8 million, from $97.0 million in the comparable prior year period. Net sales for the nine months ended September 30, 2014 decreased $22.8 million, or 7%, to $313.2 million, from $336.0 million in the comparable prior year period. These declines were principally due to lower sales within PartyLite.

Net Sales - Candle & Home Décor Segment

Net sales for PartyLite for the three months ended September 30, 2014 decreased $6.8 million, or 10%, to $60.7 million from $67.5 million in the comparable prior year period. This decline was principally due to a decrease at PartyLite North America of 23% due to fewer consultants which resulted in a lower number of shows. PartyLite Europe decreased 11% in US dollars and local currency, mostly due to lower sales in France, Switzerland and Germany partly offset by higher sales in the United Kingdom. Net Sales for PartyLite Australia increased approximately 8% in US dollars or 7% in local currency.

Net sales for PartyLite for the nine months ended September 30, 2014 decreased $22.0 million, or 9%, to $214.3 million from $236.3 million in the comparable prior year period. This decline was principally due to a decrease at PartyLite North America of 21% and to a lesser extent, a decrease at PartyLite Europe of 5%, or down 8% in local currency. These declines were principally due to fewer consultants which resulted in a lower number of shows. Partially offsetting these declines was an increase at PartyLite Australia of approximately 3% in US dollars or 8% in local currency.

North American active independent sales consultants (U.S. and Canada) totaled approximately 11,900 at the end of the third quarter this year versus approximately 14,400 last year. PartyLite's European active independent sales consultants totaled approximately 21,500 at the end of the third quarter versus approximately 24,400 for the comparable prior year period.

Net Sales – Catalog & Internet Segment

Net sales for Silver Star Brands for the three months ended September 30, 2014 increased $0.5 million or 2%, to $30.0 million from $29.5 million in the comparable prior year period mainly due to increases associated with health, wellness and beauty products and increased sales on preferred credit partially offset by lower general merchandise sales within the Walter Drake catalog.

Net sales for Silver Star Brands for the nine months ended September 30, 2014 decreased $0.8 million or 1%, to $98.9 million from $99.7 million in the comparable prior year period reflecting a higher number of sales orders deferred this year versus the

Return to Top

prior year partially offset by increases associated with health, wellness and beauty products and increased sales on preferred credit.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit for the three months ended September 30, 2014 decreased $2.8 million, or 5%, to $53.5 million from $56.3 million in the comparable prior year period. This decrease was principally due to the impact of lower sales. The gross profit margin increased to 58.9% for the three months ended September 30, 2014 from 58.0% for the comparable prior year period primarily due to implementation of various cost saving programs.

Blyth’s consolidated gross profit for the nine months ended September 30, 2014 decreased $10.8 million, or 5%, to $191.8 million from $202.6 million in the comparable prior year period. This decrease was principally due to the impact of lower sales. The gross profit margin increased to 61.2% for the nine months ended September 30, 2014 from 60.3% for the comparable prior year period primarily due to the implementation of various cost saving programs.

Blyth’s consolidated selling expense for the three months ended September 30, 2014 decreased $2.8 million, or 6%, to $46.7 million from $49.5 million in the comparable prior year period.  This decrease was primarily due to lower commission expenses at PartyLite associated with their sales decline. Selling expense as a percentage of net sales increased to 51.4% for the three months ended September 30, 2014 from 51.0% for the comparable prior year period.

Blyth’s consolidated selling expense for the nine months ended September 30, 2014 decreased $10.4 million, or 6%, to $148.9 million from $159.3 million in the comparable prior year period.  This decrease was primarily due to lower commission expenses at PartyLite associated with their sales decline. Selling expense as a percentage of net sales increased slightly to 47.5% for the nine months ended September 30, 2014 from 47.4% for the comparable prior year period.

Blyth’s consolidated administrative and other expenses for the three months ended September 30, 2014 decreased $0.2 million, or 1%, to $18.2 million from $18.4 million in the comparable prior year period. This decline was principally due to cost saving initiatives throughout the Company. As a percent of net sales, administrative expenses were 20.1% for the three months ended September 30, 2014 and 18.9% for the comparable prior year period. This increase was mostly due to lower sales.

Blyth’s consolidated administrative and other expenses for the nine months ended September 30, 2014 decreased $2.8 million, or 5%, to $56.6 million from $59.4 million in the comparable prior year period. This decline was principally due to cost saving initiatives throughout the Company. As a percent of net sales, administrative expenses were 18.1% for the nine months ended September 30, 2014 and 17.7% for the comparable prior year period. This increase was mostly due to lower sales.

Operating Loss

Blyth’s consolidated operating loss for the three months ended September 30, 2014 decreased $0.1 million to $11.4 million from $11.5 million for the comparable prior year period. Blyth’s consolidated operating loss for the nine months ended September 30, 2014 decreased $2.3 million to $13.7 million from $16.0 million for the comparable prior year period. This decrease was due to cost saving initiatives throughout the Company partially offset by lower sales.

Operating Loss – Candles & Home Décor Segment

Operating loss for PartyLite was $10.6 million for the three months ended September 30, 2014 compared to $10.8 million for the comparable prior year period. This decreased loss is principally due to profit increase at PartyLite North America due to effective cost reduction programs. Corporate expenses allocated to PartyLite were $1.8 million for the three months ended September 30, 2014 and $2.5 million for the comparable prior year period.

Operating loss for PartyLite was $10.5 million for the nine months ended September 30, 2014 compared to $11.1 million for the comparable prior year period. This decreased loss is principally due to profit increase at PartyLite Mexico and cost reduction programs. Corporate expenses allocated to PartyLite were $6.8 million for the nine months ended September 30, 2014 and $8.9 million for the comparable prior year period.

Operating Loss – Catalog & Internet Segment

Operating loss for Silver Star Brands was $0.8 million for the three months ended September 30, 2014 compared to $0.7 million in the comparable prior year. This increased loss was due to reduced general merchandise product sales and higher credit related expenses partially offset by higher sales in health, wellness and beauty products and higher credit sales. Corporate

Return to Top

expenses allocated to Silver Star Brands were $0.8 million for the three months ended September 30, 2014 and $0.9 million for the comparable prior year period.

Operating loss for Silver Star Brands was $3.2 million for the nine months ended September 30, 2014 compared to $4.9 million in the comparable prior year. This improvement was due to reduced promotional expenses, higher sales of health, wellness and beauty products and higher credit sales partly offset by lower general merchandise product sales and higher credit related expenses. Corporate expenses allocated to Silver Star Brands were $2.8 million for the nine months ended September 30, 2014 and $3.3 million for the comparable prior year period.

Other Expense (Income)

Interest expense was $2.0 million for the three months ended September 30, 2014 compared to $2.3 million in the comparable prior year period. Interest expense was $3.9 million for the nine months ended September 30, 2014 compared to $5.0 million in the comparable prior year period. These decreases were principally due to lower outstanding debt this year as compared to last year partially offset by additional interest expense this year due to our Senior Notes modification in connection with the ViSalus recapitalization.

Interest income was $0.1 million for the three months ended September 30, 2014 and 2013. Interest income was $0.3 million for the nine months ended September 30, 2014 compared to $0.5 million in the comparable prior year period. This decline was mainly due to lower invested cash balances.

Foreign exchange and other was an expense of $0.4 million for the three months ended September 30, 2014 compared to income of $0.2 million in the comparable prior year period. Foreign exchange and other was an expense of $0.5 million for the nine months ended September 30, 2014 compared to income of $0.4 million in the comparable prior year period.

Our effective tax rate for the three months ended September 30, 2014 was 30% which resulted in an income tax benefit of $4.1 million on a net loss before taxes of $13.6 million. This compares to 33% for the three months ended September 30, 2013, which resulted in a tax benefit of $4.5 million on a net loss before taxes of $13.5 million. The tax expense on the pre-tax loss this year, as compared to the U.S. statutory tax rate, is primarily a result of the origin in which our income was earned during the respective period and no tax benefit being realized on certain foreign net operating losses.

Our effective tax rate for the nine months ended September 30, 2014 was 29% which resulted in an income tax benefit of $5.1 million on a net loss before taxes of $17.8 million. This compares to 33% for the nine months ended September 30, 2013, which resulted in a tax benefit of $6.6 million on a net loss before taxes of $20.1 million. The tax expense on the pre-tax loss this year, as compared to the U.S. statutory tax rate, is primarily a result of the origin in which our income was earned during the respective period, no tax benefit being realized on certain foreign net operating losses and an accrual of valuation allowance on state net operating losses for which a benefit was recorded in prior periods.

The net earnings from discontinued operations for the three months ended September 30, 2014 was $115.7 million compared to $0.6 million in the comparable prior year. The net earnings from discontinued operations for the nine months ended September 30, 2013 was $111.9 million compared to $6.6 million in the comparable prior year. The net earnings from discontinued operations for the three and nine months ended September 30, 2014 includes $119.8 million related to the gain on the ViSalus recapitalization offset by operating losses from ViSalus during the period through its recapitalization date. This transaction was a non-cash, tax free exchange as the preferred stockholders received ViSalus common stock in exchange for their preferred stock.

The net earnings attributable to noncontrolling interests was $0.1 million for the three months ended September 30, 2014 and 2013. The net earnings attributable to noncontrolling interests was $0.3 million for the nine months ended September 30, 2014 compared to $0.2 million in the comparable prior year period.

Net earnings attributable to Blyth increased $114.7 million to $106.2 million for the three months ended September 30, 2014 from a loss of $8.5 million in the comparable prior year period. Net earnings attributable to Blyth increased $106.2 million to $99.0 million for the nine months ended September 30, 2014 from a loss of $7.2 million in the comparable prior year period. These increases are primarily attributable to the gain from the ViSalus recapitalization for the three and nine months ended September 30, 2014 of $119.8 million, respectively.

Liquidity and Capital Resources

Return to Top

Cash and cash equivalents decreased $56.2 million to $50.7 million at September 30, 2014 from $106.9 million at December 31, 2013. This decrease was primarily attributed to a decrease in cash from operations. Cash held in foreign locations was approximately $41 million as of September 30, 2014.

Net cash used in operating activities from continuing operations was $27.7 million for the nine months ended September 30, 2014 compared to $29.0 million for the comparable prior year period. The decrease in cash used in operations reflects a decline in changes in working capital accounts mainly in inventories and accounts receivables. Included in net losses for the nine months ended September 30, 2014 were non-cash charges for depreciation and amortization, and stock-based compensation of $7.3 million and $1.1 million, respectively.

Net cash used in investing activities from continuing operations was $18.6 million for the nine months ended September 30, 2014, compared to cash provided by investing activities of $32.4 million for the comparable prior year period. Cash used in investing activities mainly reflects net purchases of investments of $16.0 million and capital expenditures of $2.5 million. Prior year's cash provided by investing activities included the collection of a note receivable of $10.0 million and net proceeds from the sales and purchases of investments of $25.1 million offset by capital expenditures of $2.7 million.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2014 was $1.5 million compared to $34.1 million for the comparable prior year period. This year's activity includes dividend payments of $0.8 million as well as repayments on long-term debt and lease obligations of $0.6 million. Prior year's cash primarily reflected repayments on long-term debt of $72.4 million mainly due to the early retirement of our 5.50% senior notes, treasury stock repurchases of $10.0 million offset by borrowing on long term debt of $50.0 million.

We will continue to monitor carefully our cash position, and will only make additional repurchases of treasury shares and pay dividends when we have sufficient cash surpluses available and are permitted to do so under the terms of the indenture governing our 6.00% Senior Notes. The indenture limits the dividends that we pay on our common stock, repurchases of our common stock and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the 6.00% Senior Notes) until the last day of the fiscal quarter preceding any such restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture. Since we incurred a cumulative net loss (less extraordinary items) during the period from July 1, 2013 through September 30, 2014, we are currently prohibited under the indenture from paying dividends on or repurchasing our common stock or making other restricted payments. The indenture also restricts us from incurring additional debt if we do not meet a liquidity ratio.

A significant portion of our business is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants. Management's key areas of focus have included stabilizing and increasing the consultant base within PartyLite through training and promotional incentives. PartyLite has had several continuous years of decline in the United States and Canada. While we are making efforts to stabilize and increase the number of active independent sales consultants within PartyLite, it may be difficult to do so. If PartyLite's consultant count continue to decline it will have a negative impact on our liquidity and financial results.

In connection with the ViSalus recapitalization, we agreed to make available to ViSalus a revolving credit facility. On October 17, 2014, we and ViSalus entered into a revolving loan agreement (the “Blyth Revolving Loan Agreement”) pursuant to which we agreed to lend ViSalus up to $6.0 million. Loans under the Blyth Revolving Loan Agreement will bear interest at a rate of 10% per annum. Interest will be paid monthly, in arrears, and there will be no higher default rate of interest. The Blyth Revolving Loan Agreement will terminate on the later of (i) October 17, 2019 or (ii) resolution of the putative class action that is pending against ViSalus and others in the United States District Court in the Eastern District of Michigan, Southern Division (the “ViSalus Lawsuit”). Loans made under the Blyth Revolving Loan Agreement may be voluntarily repaid and the Blyth Revolving Loan Agreement may be terminated by ViSalus, subject to certain conditions. Loans made under the Blyth Revolving Loan Agreement will be unsecured. On October 17, 2014, the founders of ViSalus and Robert B. Goergen (the “Founder Lenders”) entered into a substantially similar loan agreement with ViSalus (the “Founder Revolving Loan Agreement”) pursuant to which they made a revolving credit facility available to ViSalus in an amount up to $6.0 million on terms that are substantially identical to the terms of the Blyth Revolving Loan Agreement. Loans made under the Blyth Revolving Loan Agreement and loans made under the Founder Revolving Loan Agreement will be made at the same time in equal amounts and will rank equally with each other. There will be no financial performance covenants under the Blyth Revolving Loan Agreement and limited negative covenants. ViSalus will be permitted to obtain financing from other parties, whether that financing is secured or unsecured.

Return to Top

In connection with the ViSalus recapitalization, we agreed to reimburse and pay on behalf of ViSalus 80% of the legal fees and disbursements reasonably charged by ViSalus’s legal counsel and reasonable out-of-pocket expenses incurred by ViSalus in defending ViSalus and certain others against the claims asserted by the plaintiffs in the ViSalus Lawsuit, up to a maximum amount of $4.0 million.

On May 10, 2013, we issued $50.0 million principal amount of 6.00% Senior Notes. The Senior Notes bear interest payable semi-annually in arrears on May 15 and November 15. In connection with the ViSalus recapitalization, we amended the indenture governing the Senior Notes to provide for the mandatory redemption of the Senior Notes on the earlier of March 4, 2015 or the date, if any, that we consummate a new financing in the amount of at least $50.0 million. In addition, to secure the obligations under the indenture, we granted a security interest to the lender in substantially all of our personal property and certain of our real property.

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

As of September 30, 2014, we had $2.4 million available under an uncommitted facility issued by a bank to be used for letters of credit through January 31, 2015.  As of September 30, 2014, no amount was outstanding under this facility.

As of September 30, 2014, we had $1.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of September 30, 2014 and December 31, 2013, Silver Star Brands had approximately $5.0 million and $5.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

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

Critical Accounting Policies

There were no changes to our critical accounting policies in the first nine months of 2014. For a discussion of the Company's critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of September 30, 2014, we held $23.9 million of short-term bond mutual funds, which have been adjusted to fair value based on current market data.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of September 30, 2014 and December 31, 2013 was $3.2 million and $2.3 million.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is probable of not occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at September 30, 2014 for cash flow hedges was $0.3 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of September 30, 2014:

(In thousands, except average contract rate)	US Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$6,250	$1.35	$413

The foreign exchange contracts outstanding have maturity dates through July 2015.

Return to Top

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

(b) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred an operating loss and loss from continuing operations for the three and nine months ended September 30, 2014.

We had an operating loss of $11.4 million and $13.7 million for the three and nine month periods ended September 30, 2014, respectively. We had a loss from continuing operations of $9.5 million and $12.7 million for the three and nine month periods ended September 30, 2014, respectively. Our ability to improve our financial and operational performance depends upon a number of factors, including our ability to recruit, retain and motivate consultants; reverse declines in our net sales; implement our cost savings programs and other initiatives and achieve anticipated savings and benefits; reinvest certain of those savings effectively in our business, while effectively managing our cost base; improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence; and appropriately address the other factors described below in “Risk Factors.”

We have agreed to redeem $50.0 million aggregate principal amount of our Senior Notes by the earlier of the date when we obtain third party financing in that amount and March 4, 2015.
In September 2014, we entered into a supplemental indenture governing our $50.0 million aggregate principal amount of Senior Notes that provides for the mandatory redemption of the Senior Notes (at a 6% premium) on the earlier of the date when we obtain third-party financing in the amount of at least $50.0 million and March 4, 2015. We may need to obtain third party financing in order to redeem the Senior Notes and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

The turmoil in the financial markets in recent years could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments and could result in additional impairments to our businesses.

United States and global credit and equity markets have undergone significant disruption in recent years, making it difficult for many businesses to obtain financing on acceptable terms, if at all. In addition, in recent years equity markets have experienced rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses, including financing to repay our Senior Notes. In addition, while our debt is not currently being rated, our future borrowing costs could be affected by short and long-term debt ratings assigned by independent rating agencies if we choose to raise capital with public debt. A decrease in these ratings by the agencies would likely increase our cost of future borrowings and/or make it more difficult for us to obtain financing. In the event current market conditions continue we will more than likely be subject to higher interest costs than we are currently incurring and may be required to provide security to guarantee such borrowings. Alternatively, we may not be able to obtain unfunded borrowings in that amount, which may require us to seek other forms of financing, such as term debt, at higher interest rates and with additional expenses. In addition, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, goodwill and other intangibles, if the valuation of these assets or businesses declines.

The failure by our businesses to respond appropriately to changing consumer preferences and demand for new products or product enhancements could harm our business, financial condition and results of operations.

Return to Top

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of PartyLite's candles and accessories and Silver Star Brands' consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to changing preferences, our sales may decline. PartyLite's candles represented a substantial portion of our sales in 2012, 2013 and the first nine months of 2014. If consumer demand for these products decreases significantly, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

PartyLite depends upon sales by its independent sales force to drive its business, and its failure to continue to recruit, retain and motivate consultants would harm its business and our financial condition and results of operations.

PartyLite markets its products through its independent consultants primarily using a party plan direct selling model. This marketing system depends upon the successful recruitment, retention and motivation of a large number of consultants to offset frequent turnover, which is a common characteristic found in the direct selling industry. Our consultants may terminate their services at any time. Many of them market and sell our products on a part-time basis, join us for a short-period of time and likely engage in other business activities, some of which may compete with us. If PartyLite is unable to grow its consultant sales forces and reverse declines in their total number of consultants, our business would be materially harmed. The rate of turnover of PartyLite's consultants can be very high and volatile from time to time, which may materially hinder its ability to increase its total consultant count.

Our ability to recruit, retain and motivate consultants depends on a number of factors, including, but not limited to, our prominence among direct selling companies and the general labor market, the attractiveness of our products and compensation and promotional programs, the number of people interested in direct selling, unemployment levels, economic conditions, and demographic and cultural changes in the workforce. PartyLite relies primarily upon the efforts of its consultants to attract, train and motivate new consultants, so our sales directly depend upon their efforts. The failure by PartyLite to recruit, retain and motivate consultants and to reverse declines in its total number of consultants could negatively impact sales of its products, which could harm our business, financial condition and results of operations.

The loss by PartyLite of a significant number of its consultants could harm our business, financial condition and results of operations.

The loss by PartyLite of a significant number of its consultants for any reason could negatively impact the sales of its products, impair its ability to recruit new consultants and harm our business, financial condition and results of operations. During 2013, the total number of PartyLite’s consultants declined from approximately 54,400 at December 31, 2012 to approximately 52,100 at December 31, 2013. In addition, the total number of PartyLite’s consultants declined from approximately 43,500 at September 30, 2013 to approximately 38,800 at September 30, 2014.

In general, PartyLite does not have non-competition arrangements with its consultants that would prohibit them from promoting competing products if they terminate their relationship. Pursuant to agreements that all of PartyLite's top consultants are requested to sign, the consultant is not permitted to solicit or recruit PartyLite's consultants to participate in any other direct selling company for a period of time following the termination of their agreement. We cannot ensure that PartyLite's consultants will abide by any non-solicitation obligations or that we will be able to enforce them. Some of PartyLite’s consultants have not abided by these non-solicitation agreements following their departure and while we have, in some cases, taken legal action and other steps to seek to enforce these non-solicitation agreements, we have not always been able to do so. If PartyLite's consultants do not abide by these non-solicitation obligations or if we are unable to enforce them, our competitive position may be compromised, which could harm our business, financial condition and results of operations.

PartyLite's compensation plan, or changes that are made to its plan, may be viewed negatively by some of its consultants, could fail to achieve our desired objectives and could have a negative impact on our business.

Direct selling is highly competitive and sensitive to the introduction of new competitors, new products and/or new compensation plans. Companies commonly attempt to attract new consultants by offering generous compensation plans. From time to time, PartyLite modifies components of its compensation plan in an effort to:

•	keep it competitive and attractive to existing and potential consultants,

•	cause or address a change in the behavior of its consultants,

•	motivate consultants to grow our business,

•	conform to legal and regulatory requirements, and

Return to Top

•	address other business needs.

In light of the size and diversity of our consultant sales force and the complexity of our compensation plan, it is difficult to predict how any changes to the plan would be viewed by PartyLite's consultants and whether such changes will achieve their desired results. There can be no assurance that PartyLite's compensation plan will allow us to successfully attract or retain consultants, nor can we assure that any changes we make to our compensation plan will achieve our desired results.

Since we cannot exert the same level of influence or control over our consultants as we could if they were our own employees, we may be unable to enforce compliance with our policies and procedures, which could result in claims against us.

PartyLite's consultants are independent contractors and, accordingly, PartyLite is not in a position to provide the same direction, motivation and oversight as it could if they were its employees. As a result, there can be no assurance that PartyLite's consultants will participate in its marketing strategies or plans, accept the introduction of new products or comply with policies and procedures. Extensive federal, state, local and foreign jurisdiction laws regulate our businesses, products and programs. While we have implemented policies and procedures that are designed to govern consultant conduct so that they comply with this regulatory regime, it can be difficult to enforce these policies and procedures because of the large number of consultants and their independent status. Violations by our consultants of applicable laws or of our policies and procedures could reflect negatively on our products and operations, harm our business reputation or lead to the imposition of penalties or claims.

The failure of our product advertising, promotional programs and recruitment techniques to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

There are federal, state, provincial and foreign laws of general application, such as the FTC Act and state, provincial or foreign unfair and deceptive trade practices laws that could potentially be invoked to challenge our advertising, compensation practices or recruitment techniques. In particular, our recruiting efforts include promotional materials for recruits that describe the potential opportunity available to them if they become consultants. These materials, as well as our other recruiting efforts and those of consultants, are subject to scrutiny by the FTC, other enforcement agencies, our competitors, and current or former consultants with respect to misleading statements, including misleading earnings claims made to convince potential new recruits to become consultants. If claims or recruiting techniques used by PartyLite or by its consultants are deemed to be misleading, it could result in violations of the FTC Act or comparable state, provincial or foreign statutes prohibiting unfair or deceptive trade practices, result in reputational harm, or be subject to court challenge under the Lanham Act and state law by our competitors and current and former consultants, any of which could materially harm our business, financial condition and results of operations.

We are subject to the risk that, in one or more markets, our party plan programs could be found not to be in compliance with applicable law or regulations since regulatory requirements concerning direct selling programs do not include “bright line” rules. The failure of our compensation programs to comply with current or newly adopted regulations over “pyramid” or “chain sales” schemes would negatively impact our business in a particular market or in general.

PartyLite's promotional and compensation programs are subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States and the equivalent provincial and federal government agencies in Canada and in the other countries in which our businesses operate. We are subject to the risk that, in one or more markets, our party plan programs could be found not to be in compliance with applicable law or regulations. Regulations applicable to direct selling organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization's products rather than investments in the organization or other non-retail, non-product sales related criteria. The regulatory requirements concerning party plan programs do not include “bright line” rules, and therefore, even in jurisdictions where we believe that our compensation programs are in compliance with applicable laws or regulations, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our compensation programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

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

Return to Top

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

PartyLite's business of selling candles and accessories and Silver Star Brands' business of selling a wide variety of consumer products through catalogs and the Internet are highly competitive both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than our businesses. Our current or future competitors may be able to develop products that are comparable or superior to those that we offer, offer competitive products at more attractive prices, adapt more quickly than we do to new technologies, evolving industry trends and standards or consumer requirements, or devote greater resources to the development, promotion and sale of their products than our businesses. Competitors in PartyLite's target market include Yankee Candle and numerous retail establishments, including big-box retailers, that sell a wide variety of candles and accessories. Silver Star Brands competes with numerous general merchandise catalogs, online retailers and retail establishments. In addition, because the industries in which our businesses operate are not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge to compete with us for consultants and customers.

PartyLite is subject to significant competition for the recruitment of consultants from other direct selling organizations, including those that market candles and home accessories, as well as other types of products. Furthermore, the fact that our consultants may easily enter and exit our programs contributes to the level of competition that we face. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining consultants through attractive compensation plans, the maintenance of attractive product portfolios and other incentives. If our businesses are unable to compete effectively in their markets, if competition in their markets intensifies or if we are unable to recruit and retain consultants, our business, financial condition and results of operations would be harmed.

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

Return to Top

sales and leave us with unsold inventory.

Our results of operations are significantly affected by our success in increasing sales in our existing markets, as well as opening new markets. As we continue to expand into international markets, our business becomes increasingly subject to political, economic, legal and other risks. Changes in these markets could adversely affect our business.

PartyLite has a history of expanding into new international markets. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. There can be no assurance, however, that we will be able to grow in our existing international markets, enter new international markets on a timely basis or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any international market. Also, before marketing commences in a new country or market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures, languages, legal systems and payment methods from those encountered elsewhere. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner.

In many markets, other network marketing companies already have significant market penetration which may have the effect of desensitizing the local population to a new opportunity from PartyLite, or to make it more difficult for us to attract qualified consultants. Even if PartyLite is able to commence operations in new markets, there may not be a sufficient population of individuals who are interested in direct selling in general or our business model in particular. We believe our future success will depend in part on our ability to seamlessly integrate PartyLite's compensation plans across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our compensation plans seamlessly in all existing or future markets.

We face diverse risks in our international business.

We depend on international sales for a substantial amount of our total revenue. For the nine months ended September 30, 2014 and the year ended December 31, 2013, revenue from outside the United States represented 55% and 42%, respectively, of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future and we plan to expand further into international markets. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

• the acceptability of our products and sales models to international consumers;
• the interest in PartyLite's business, products and compensation programs to prospective overseas consultants;
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

Legal actions by PartyLite's former consultants or third parties against us could harm our business.

PartyLite monitors and reviews the compliance of its consultants with their respective policies and procedures as well the laws and regulations applicable to their businesses. From time to time, some consultants fail to adhere to these policies and procedures. In such cases, PartyLite may take disciplinary action against that consultant based on the facts and circumstances of the particular case, which may include, for example, warnings for minor violations to termination of the relationship for more serious violations. From time to time, we become involved in litigation with a former consultant who voluntarily terminated their relationship or whose relationship has been terminated. Sometimes those former consultants have become

Return to Top

associated with one of our competitors and that competitor may join in the action. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, we may become involved in litigation of this nature that results in a large cash award against us. Our competitors have also been involved in this type of litigation and, in some cases, class actions, where the result has been a large cash award against the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by former consultants against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain consultants. We believe that compliance by consultants with our policies and procedures is critical to the integrity of our business, and, therefore, we will continue to be aggressive in enforcing them. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has an adverse effect on our business.

Since our businesses rely on independent third parties to manufacture and supply many of their products, if these third parties fail to reliably supply products at required levels of quantity and quality, then our business, financial condition and results of operations would be harmed.

PartyLite manufactures substantially all of its candles, but all of its accessories are manufactured by third parties, primarily based overseas. All of Silver Star Brands' products are manufactured and supplied by third party manufacturers, primarily based overseas. If any of the third party manufacturers were to become unable or unwilling to continue to provide products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in loss of sales, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns.

If PartyLite is unable to manufacture its candles at required levels of quantity and quality, then our business, financial condition and results of operations could be harmed.

PartyLite manufactures substantially all of its candles. As a result, PartyLite depends upon the uninterrupted and efficient operation of its manufacturing facilities. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation, maintenance and operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies. If either of PartyLite's manufacturing facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with PartyLite's consultants and customers or result in large expenses to repair or replace the facilities, as well as result in other liabilities and adverse impacts. If PartyLite were to become unable to provide candles in required volumes and at suitable quality levels we would be required to identify and obtain acceptable replacement third party manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of candles would result in loss of sales by PartyLite, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers instead of PartyLite for the manufacture of its candles could have an adverse effect on sales or result in increased product returns.

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

Return to Top

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

We depend on the continued services of Robert B. Goergen, our executive Chairman of the Board; Robert B. Goergen, Jr., our President and Chief Executive Officer and President PartyLite Worldwide; and Jane F. Casey, our Vice President and Chief Financial Officer. In addition, PartyLite depends upon the continued services of the other members of its current senior management teams, including the relationships that they have developed with PartyLite's senior independent consultants. The loss or departure of these key employees could negatively impact PartyLite's relationship with its senior independent consultants and harm our business, financial condition and results of operations. If any of these key employees does not remain with us, our business could suffer. The loss of any key employees could negatively impact our ability to implement our business strategy. Our continued success will also depend upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. Replacing key employees may be difficult and may require an extended period of time because of the limited number of individuals in our industry with the necessary breadth of skills and experience.

We may be held responsible for certain taxes or assessments relating to the activities of our consultants.

The earnings of consultants are subject to taxation, and, in some instances, legislation or governmental regulations impose obligations on PartyLite to collect or pay taxes, such as value-added taxes, and to maintain appropriate records. In addition, we may be subject to the risk in some jurisdictions of new liabilities being imposed for social security and similar taxes with respect to consultants. If local laws and regulations or the interpretation of local laws and regulations change to require PartyLite to treat consultants as employees, or if consultants are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors or agents under existing laws and interpretations, we may be held responsible for social charges and related taxes in those jurisdictions, plus related assessments and penalties.

There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us, successfully integrate acquired operations or that companies we acquire will perform as anticipated.

We seek to grow through strategic acquisitions in addition to internal growth. There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us or be able to finance acquisitions. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we

Return to Top

anticipate when we first enter into a transaction. We will not be required to submit acquisitions for stockholder approval, except in certain situations that have not applied to any of our acquisitions and that we do not expect to apply to any future acquisitions. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, covenants in the indenture that governs our Senior Notes limit or restrict our and our subsidiaries' ability to engage in acquisitions.

The covenants in the indenture that governs our Senior Notes limit our operating and financial flexibility.

On May 10, 2013, we completed the private sale of $50.0 million aggregate principal amount of Senior Notes. The Senior Notes were issued pursuant to an indenture that contains affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries' ability to incur additional debt, grant negative pledges to other creditors, prepay subordinated indebtedness and certain other indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase preferred and capital stock, make loans, investments and other restricted payments, engage in acquisitions, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case, subject to certain qualifications and exceptions set forth in the indenture. The indenture limits the dividends that we pay on our common stock, repurchases of our outstanding common stock and other restricted payments to an amount not exceeding the sum of 50% of our net income on a cumulative basis from July 1, 2013 (the first day of the fiscal quarter beginning after we issued the Senior Notes) until the last day of the fiscal quarter preceding any restricted payments (provided that if we shall have a cumulative net loss, then 100% of such loss), the net cash proceeds from issuances of common stock and other items, subject to conditions, qualifications and exceptions set forth in the indenture. Since we incurred a cumulative net loss (less extraordinary items) during the period from July 1, 2013 through September 30, 2014, we are currently prohibited under the indenture from paying dividends on or repurchasing our common stock or making other restricted payments.

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

We also possess trade secret rights in our consultant lists and related contact information. To protect our trade secrets and other proprietary information, we currently require most of our employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot ensure that these agreements will provide meaningful protection for any of our trade secrets, knowhow or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary and/or secret nature of our products, we could be materially adversely affected. Further, loss of protection for our consultant lists could harm our ability to recruit and retain consultants, which could harm our financial condition and results of operations.

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

Return to Top

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

Our businesses are increasingly dependent on information-technology systems to operate their websites, communicate with their independent consultants, calculate compensation due to their consultants, process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations, including information technology that they license from third parties. There is no guarantee that our businesses will continue to have access to these third-party information-technology systems after the current license agreements expire, and if they do not obtain licenses to use effective replacement information-technology systems, our business, financial condition and results of operations could be adversely affected.

Previously, our businesses have experienced interruptions resulting from upgrades to some of their information-technology systems that temporarily reduced the effectiveness of their operations. Our information-technology systems depend on global communication providers, telephone systems, hardware, software and other aspects of Internet infrastructure that have experienced system failures in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunication failures and similar events. Despite the implementation of network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our systems. The occurrence of these or other events could disrupt or damage our information-technology systems and inhibit internal operations, the ability to provide service to our consultants and customers or their ability to access our information systems. If we are unable to effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

The Internet plays a major role in our interaction with customers and consultants. The disruptions described above may make our websites and online services unavailable or slow to respond and prevent us from efficiently fulfilling orders, which may reduce our sales and the attractiveness of our products and services. Risks such as changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy regulations are key concerns related to the Internet. Our failure to respond successfully to these risks and uncertainties could reduce sales, increase costs and damage our relationships.

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

As a result of our online sales, we process, store and transmit large amounts of data, including personal information. If we fail to prevent or mitigate data loss, security breaches or the circumvention of our security measures, our systems could allow data loss or misappropriation of confidential, proprietary and/or personal information - including that of third parties such as consultants and customers collected in our online businesses - or could interrupt our operations, damage our computers or otherwise harm our reputation and business. Although we have developed systems and processes that are designed to protect this information and prevent data loss and security breaches, such measures cannot provide absolute security. In addition, we rely on third party technology, systems and services in certain aspects of our business, including storage encryption and authentication technology to securely transmit confidential information. These third party systems also cannot provide absolute security.

Our storage of user and employee data subjects us to a number of federal, state and foreign laws and regulations governing the collection, storage, handling or sharing of personal data.

We collect, handle, store and disclose personal data collected from users of our websites and mobile applications, as well as our employees, consultants, and potential and actual purchasers of our products. In this regard, we are subject to a number of U.S. federal, state and foreign laws and regulations. The FTC, state attorneys general and foreign data protection and consumer protection authorities actively investigate and enforce compliance with laws and regulations governing fair information practices, as they are evolving in practice and being tested in courts. These laws, including the FTC Act, could be interpreted in

Return to Top

ways that could harm our business, particularly if we are deemed to engage in unfair or deceptive trade practices with regard to our collection, storage, handling or sharing of personal data. Risks attendant upon our conduct of business on the Internet and data collection practices may involve user or employee privacy, data protection, electronic contracts, consumer protection, taxation and online payment services. The adoption of new laws and regulations or changes in the interpretations of existing laws and regulations regarding the storage, handling, collection and sharing of personal data may result in significant compliance costs or otherwise negatively impact our business. Our consultants also collect, store, handle and process personal data. A violation of law or fair information practices by a consultant could cause us financial or reputational harm.

Our business is susceptible to fraud, including credit card and debit card fraud.

Our customers and consultants typically pay for their orders with debit cards or credit cards. Our reputation, business and results of operations could be negatively impacted if we experience credit card and debit card fraud. Failure to adequately detect and avoid fraudulent credit card and debit card transactions could cause our businesses to lose their ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, credit card and debit card fraud may lessen customers' and consultants' willingness to purchase products.

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

In conjunction with the Streamlined Sales Tax Project - an ongoing, multi-year effort by state and local governments to require collection and remittance of remote sales tax by out-of-state sellers - the U.S. Senate and House of Representatives versions of the Marketplace Fairness Act were introduced in Congress in 2013. The Senate passed its version in May 2013 with bipartisan support and the House’s version has been referred to the Judiciary Committee for review, which held hearings on the bill in March 2014. If enacted into law, these measures would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on us. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.
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

Return to Top

• demand for and market acceptance of our products;
• our ability to recruit, retain and motivate consultants;
• the timing and success of introductions of new products by us or our competitors;
• the strength of the economy;
• changes in our pricing policies or those of our competitors;
• competition, including entry into the industry by new competitors and new offerings by existing competitors;
• the impact of seasonality on our business; and
• the international expansion of our operations.

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

Our profitability could be adversely affected by increased mailing, printing and shipping costs.

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

As of October 15, 2014, the New York Stock Exchange (NYSE) reported a short interest of approximately 43% of our public float. It is possible that the NYSE short interest reporting system does not fully capture the total short interest and that it could be larger. Due to our limited public float, we are vulnerable to investors taking a “short position” in our common stock, which is likely to have a depressing effect on the price of our common stock and add increased volatility to our trading market. Short sellers expect to make a profit if our common stock declines in value, and their actions and their public statements may cause volatility in our stock price. The existence of such a significant short interest position may lead to continued volatility. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

Our stock price has been volatile, has a small public float and is subject to market conditions.

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

Return to Top

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

Return to Top

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended September 30, 2014.

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	—	—	1,005,578
August 1, 2014 - August 31, 2014	—	—	—	1,005,578
September 1, 2014 - September 30, 2014	—	—	—	1,005,578
Total	—	—	—	1,005,578
1   On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of September 30, 2014, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. The indenture that governs our $50.0 million Senior Notes limits and restricts our ability to repurchase our common stock. Since we incurred a cumulative net loss (less extraordinary items) during the period from July 1, 2013 through September 30, 2014, we are currently prohibited under the indenture from repurchasing our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

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

BLYTH, INC.

Date:	October 31, 2014	By:/s/Robert B. Goergen, Jr.
Robert B. Goergen, Jr.
President and Chief Executive Officer

Date:	October 31, 2014	By:/s/Jane F. Casey
Jane F. Casey
Vice President and Chief Financial Officer

Date:	October 31, 2014	By:/s/Joseph T. Cirillo
Joseph T. Cirillo
Vice President, Controller and Chief Accounting Officer