Form 10-K
period 2014-12-31
BLYTH INC
filed 2015-03-16
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
           (Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $70.4 million based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2014 and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and executive officers are affiliates.
As of February 28, 2015, there were 16,082,230 outstanding shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2015 Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015 (Incorporated into Part III).

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
• the covenants in our revolving loan agreement and term loan limit our operating and financial flexibility, including, among other things, our ability to pay dividends and repurchase our common stock;
• increased borrowing costs and reduced access to capital;
• our ability to protect our intellectual property;
• interruptions in our information-technology systems;
• our storage of user and employee data;
• information security or data breaches;
• credit card and debit card fraud;
• changes in our effective tax rate;
• fluctuations in our periodic results of operations;

Return to Top

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

Return to Top

PART I

Item 1.   Business.

(a) General Development of Business

Blyth, Inc. (together with its subsidiaries, the “Company,” which may be referred to as “we,” “us” or “our”) is a multi-channel company primarily focused on the direct-to-consumer market. Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. Our products can be found primarily throughout the United States, Canada, Mexico, Europe and Australia.

During the past five years we have disposed of some of our businesses. In February 2011 we assigned all the assets and liabilities of the Boca Java business through a court approved assignment for the benefit of its creditors. In May 2011, we sold substantially all of the net assets of our Midwest-CBK seasonal, home décor and home fragrance business. In October 2012, we sold our Sterno business, which completed our strategic transformation from a multi-channel marketing company to a direct-to-consumer marketing company focused on the direct selling and direct marketing channels of distribution. In September 2014, we entered into a recapitalization agreement with ViSalus that reduced our ownership interest in ViSalus from approximately 80.9% to 10.0%. As a result of our strategic transformation, we report our financial results in two business segments: Candles & Home Décor (which currently is our PartyLite business) and Catalog & Internet (which currently is our Silver Star Brands business).

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

(b) Financial Information about Segments

We report our financial results in two business segments: Candles & Home Décor and Catalog & Internet. These segments accounted for approximately 71% and 29% of consolidated net sales, respectively, for the year ended December 31, 2014. Financial information relating to these business segments for the years ended December 31, 2014, 2013 and 2012 appears in Note 19 to the Consolidated Financial Statements and is incorporated herein by reference.

(c) Narrative Description of Business

Candles & Home Décor Segment

We operate in the Candles & Home Décor segment through PartyLite. PartyLite sells premium candles, flameless and other home fragrance products and related decorative accessories under the PartyLite® name primarily in the United States, Canada, Mexico, Europe and Australia. Since late 2014, PartyLite’s products have also been available through third parties in South Korea and Turkey.

Independent Consultants

Within the United States and Canada, which PartyLite defines as its North American market, PartyLite® brand products are sold through independent consultants who are compensated on the basis of PartyLite product sales at in-person and on-line parties organized by them and parties organized by consultants recruited by them. Approximately 14,800 active independent North American sales consultants were selling PartyLite products at December 31, 2014 compared to approximately 16,800 at December 31, 2013. PartyLite products are designed, packaged and priced in accordance with their premium quality, exclusivity and the distribution channel through which they are sold. Products may also be purchased on individual consultants’ websites and, in certain markets, on the corporate shopping website.

Return to Top

Approximately 27,600 active independent European sales consultants were selling PartyLite products at December 31, 2014 compared to approximately 30,200 at December 31, 2013. PartyLite's international markets include: Australia, Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, Mexico, Netherlands, Norway, Poland, Slovakia, South Korea, Sweden, Switzerland, Turkey and the United Kingdom.

Sourcing, Manufacturing and Logistics

PartyLite supports its independent sales consultants with inventory management and control, and satisfies delivery requirements through on-line order entry systems, which are available to most of its independent sales consultants.

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

Catalog & Internet Segment

Silver Star Brands is a direct-to-consumer business that develops and markets an extensive array of decorative and functional household products, personalized products, gifts, unique food products and health, wellness and beauty products. Silver Star Brands reaches consumers through its websites, catalogs and direct mail campaigns through its brands:

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

•	Exposures® - sells photo albums, storage products, holiday décor and personalized gifts.

•	Miles Kimball® - offers unique and hard-to-find gadgets, personalized gifts, outdoor, gardening and household items, stationery, apparel and candy.

•	Native Remedies® - a direct-to-consumer eCommerce marketer of natural herbal dietary supplements and homeopathic products (acquired in February 2015).

•	Walter Drake® - a leading direct marketer of value-priced kitchenware, household products, organizers, health care items, gardening and outdoor décor, personalized gifts, calendars and stationery.

Sourcing, Manufacturing and Logistics

Silver Star Brands sources all of its As We Change, Easy Comforts, Exposures, Miles Kimball and Walter Drake products, primarily from independent manufacturers in the Pacific Rim, and sources its Native Remedies products from third party manufacturers in the United States. Silver Star Brands has a highly automated distribution facility in the United States supporting its business.
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

Return to Top

Manufacturing, Sourcing and Distribution

In all of our business segments, management continuously works to increase value and lower costs through increased efficiency in worldwide production, sourcing, distribution and customer service practices, the application of new technologies and process control systems, and consolidation and rationalization of equipment and facilities. Net capital expenditures over the past five years have totaled $28.7 million and are targeted at technological advancements, significant maintenance and replacement projects at our manufacturing and distribution facilities and customer service capacity increases. We have also closed several facilities and written down the values of certain machinery and equipment in recent years in response to changing market conditions. In January 2015, PartyLite began to shut down its manufacturing facility in Cumbria, U.K. and will manufacture all of its candles in its Batavia, IL manufacturing facility.

Customers

Our customers are individuals served by our independent sales consultants or who purchase products from our catalogs or websites. No single customer accounted for 10% or more of our net sales for the year ended December 31, 2014 or our accounts receivable balance as of December 31, 2014.

Competition

Both of our business segments are highly competitive, both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. Some of our competitors have longer operating histories, significantly greater financial, technical, product-development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than we do. Because there are relatively low barriers to entry in both of our business segments, it is relatively easy for new competitors to emerge to compete with both of our businesses. Some of our competitors focus on a single geographic or product market and attempt to gain or maintain market share solely on the basis of price.

Competition in the Candles & Home Decor segment includes companies selling candles manufactured at lower costs through direct selling and retail channels. The Catalog & Internet segment is also highly competitive, with longer and better established brands as well as new start-ups in the catalog, internet and brick-and-mortar retail markets.

In the Candles & Home Décor segment we compete for consultants with other direct selling companies, both those that sell similar products and those that sell other types of products, and we compete with other direct selling companies for hosts who allow consultants to conduct parties in their homes.

Employees

As of December 31, 2014, we had approximately 1,600 full-time employees, of whom approximately 34% were based outside of the United States. Approximately 60% of our employees are non-salaried. We do not have any unionized employees in North America. We believe that relations with our employees are good. Since our formation in 1977, we have never experienced a work stoppage.

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

Government Regulation

eCommerce and Data Collection

Our involvement in eCommerce and collection of information regarding employees, independent consultants and consumers subject our businesses to a number of laws, regulations, administrative determinations, court decisions and similar constraints at the U.S. federal, state and local level and at all levels of government in foreign jurisdictions, governing companies that maintain information regarding their employees, consultants and consumers or their conduct of business on the Internet. These may involve user privacy, data protection, electronic contracts, consumer protection, taxation and online payment services. For

Return to Top

example, the FTC regulates the appropriate collection and protection of personal identifiable information and has issued a number of enforcement actions against companies for using mobile applications or collecting information regarding consumers in a manner that the FTC considers to violate the Federal Trade Commission Act, as amended (the "FTC Act"). United States federal, state and foreign jurisdiction laws and regulations regarding data privacy and protection and eCommerce are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly given the new and rapidly-evolving use of technology in the marketplace. The adoption of new laws and regulations or changes in the interpretations of existing laws and regulations may result in significant compliance costs or otherwise negatively impact our business.

Direct Selling and Network Marketing Programs

Our direct selling programs are subject to federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. These regulations generally seek to ensure that product sales are made to consumers and that advancement within an organization is based on sales of products rather than investments in the organization or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which consultants may earn royalty overrides on sales generated by consultants that were not directly sponsored by them. While we believe we are in compliance with these regulations, we remain subject to the risk that in one or more markets our marketing systems could be found not to be in compliance with applicable regulations. Failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

Environmental Regulations

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

Regulation of Foods, Dietary Supplements, Vitamins, Minerals, Herbal and Homeopathic Products and Cosmetics.

The sale, advertisement and promotion of foods, dietary supplements, vitamins, minerals, herbal and homeopathic products and cosmetics that we sell are subject to regulation by the Food and Drug Administration (“FDA”), the Federal Trade Commission ("FTC"), the U.S. Postal Service ("USPS"), the U.S. Department of Agriculture and state regulatory authorities. In particular, the FDA regulates the formulation, manufacturing, packaging, labeling, distribution and sale of foods, dietary supplements, vitamins, minerals, herbal and homeopathic products and cosmetics. The FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order. The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD may refer matters to the FTC and/or other agencies for further action, if the advertiser does not participate in the NAD system or implement the NAD's recommendations.

(d) Financial Information about Geographic Areas

For information on net sales from external customers attributed to the United States and international geographies and on long-lived assets located in and outside the United States, see Note 19 to the Consolidated Financial Statements.

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

Our success depends on our ability to improve our financial and operational performance.

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

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of PartyLite's candles and accessories and Silver Star Brands' consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to changing preferences, our sales may decline. PartyLite's candles represented a substantial portion of our sales in 2012, 2013 and 2014. If consumer demand for these products decreases significantly, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

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

The loss by PartyLite of a significant number of its consultants for any reason could negatively impact the sales of its products, impair its ability to recruit new consultants and harm our business, financial condition and results of operations. During 2014, the total number of PartyLite’s consultants declined to approximately 48,000 from approximately 52,100 at December 31, 2013.

Return to Top

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

Since we cannot exert the same level of influence or control over our consultants as we could if they were our employees, we may be unable to enforce compliance with our policies and procedures, which could result in claims against us.

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

Return to Top

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

Our products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.
The sale, advertisement and promotion of foods, dietary supplements, vitamins, minerals, herbal and homeopathic products and cosmetics that we sell are subject to regulation by the FDA, FTC, USPS, the U.S. Department of Agriculture and state regulatory authorities. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•	requirements for the reformulation of products to meet new standards,

•	the recall or discontinuance of products,

•	additional record keeping,

•	expanded documentation of the properties of products,

•	expanded or different labeling,

•	adverse event tracking and reporting and

•	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

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

Return to Top

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

PartyLite's business of selling candles and accessories and Silver Star Brands' business of selling a wide variety of consumer products through catalogs and the Internet are highly competitive both in terms of pricing and new product introductions. The worldwide markets for these products are highly fragmented, with numerous suppliers serving one or more of the distribution channels served by us. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize eCommerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases, and better-developed distribution channels than our businesses. Our current or future competitors may be able to develop products that are comparable or superior to those that we offer, offer competitive products at more attractive prices, adapt more quickly than we do to new technologies, evolving industry trends and standards or consumer requirements, or devote greater resources to the development, promotion and sale of their products than our businesses. Competitors in PartyLite's target market include Yankee Candle and numerous retail establishments, including big-box retailers, that sell a wide variety of candles and accessories. Silver Star Brands competes with numerous general merchandise catalogs, online retailers and retail establishments. In addition, because the industries in which our businesses operate are not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge to compete with us for consultants and customers.

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

Recently, concerns over the global economy, including the recent financial crisis in Europe (including concerns that certain
European countries may default on payments due on their national debt) and the resulting economic uncertainty, as well as concerns over unemployment in the United States and Europe, inflation, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased volatility and diminished expectations for the United States and global economies. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items, including all of our products. Factors that could affect consumers' willingness to make such discretionary purchases include general business conditions, levels of unemployment, political uncertainty, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory.

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

Return to Top

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

We depend on international sales for a substantial amount of our total revenue. For the years ended December 31, 2014 and 2013, revenue from outside the United States represented 58% of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future and we plan to expand further into international markets. During 2014 and into 2015, our results of operations were negatively impacted by the significant increase in the value of the U.S. dollar against the euro. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

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
• laws and policies affecting the importation of goods (including duties, quotas and taxes);
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

PartyLite monitors and reviews the compliance of its consultants with their respective policies and procedures as well the laws and regulations applicable to their businesses. From time to time, some consultants fail to adhere to these policies and procedures. In such cases, PartyLite may take disciplinary action against that consultant based on the facts and circumstances of the particular case, which may include, for example, warnings for minor violations to termination of the relationship for more serious violations. From time to time, we become involved in litigation with a former consultant who voluntarily terminated their relationship or whose relationship has been terminated. Sometimes those former consultants have become associated with one of our competitors and that competitor may join in the action. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, we may become involved in litigation of this nature that results in a large cash award against us. Our competitors have also been involved in this type of litigation and, in some cases, class actions, where the result has been a large cash award against the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by former consultants against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain consultants. We believe that compliance by consultants with our policies and procedures is critical to the integrity of our business, and, therefore, we will continue to be aggressive in enforcing them. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has an adverse effect on our business.

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

PartyLite will manufacture substantially all of its candles at its manufacturing facility in Batavia, IL. As a result, PartyLite will depend upon the uninterrupted and efficient operation of one manufacturing facility. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation, maintenance and operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies. If PartyLite's manufacturing facility was to experience a catastrophic loss, it would disrupt our operations and could result in personal injury or property damage, damage relationships with PartyLite's consultants and customers or result in large expenses to repair or replace the facility, as well as result in other liabilities and adverse impacts. If PartyLite were to become unable to provide candles in required volumes and at suitable quality levels we would be required to identify and obtain acceptable replacement third party manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of candles would result in loss of sales by PartyLite, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers instead of PartyLite for the manufacture of its candles could have an adverse effect on sales or result in increased product returns.

PartyLite's manufacturing facility is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste, and other toxic and hazardous materials. PartyLite's manufacturing operations presently do not result in the generation of material amounts of hazardous or toxic substances. Nevertheless, complying with new or more stringent laws or regulations, or more vigorous enforcement of current or future policies of regulatory agencies, could require substantial expenditures by us that could have a material adverse effect on our business, financial condition or results of operations. Environmental laws and regulations require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of those requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or of satisfying new legal requirements could have a material adverse effect on our business, financial condition or results of operations.

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

Return to Top

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

We seek to grow through strategic acquisitions in addition to internal growth. There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us or be able to finance acquisitions. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. We will not be required to submit acquisitions for stockholder approval, except in certain situations that have not applied to any of our acquisitions and that we do not expect to apply to any future acquisitions. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, covenants in our revolving loan agreement and term loan limit or restrict our and our subsidiaries' ability to engage in acquisitions.

The covenants in our revolving loan agreement and term loan limit our operating and financial flexibility.

The asset-based revolving loan agreement and term loan contain covenants that restrict, subject to certain exceptions, our and our domestic subsidiaries’ ability to, among other things: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in certain dispositions or acquisitions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase our common stock; (vii) repay certain indebtedness; (viii) enter into sale and leaseback transactions; (ix) engage in certain transactions with affiliates; and (x) change the nature of our or our domestic subsidiaries’ business. In addition, the revolving loan agreement and term loan (a) require us to maintain a fixed charge coverage ratio (“FCCR”) of 1.0 to 1.0 upon the occurrence of certain events or conditions, (b) with certain exceptions,

Return to Top

prohibit us from making acquisitions if the FCCR is less than 1.0 to 1.0, and (c) among other conditions, prohibit us from paying dividends or repurchasing our common stock under certain circumstances. We estimate that our FCCR was less than 1.0 to 1.0 at February 28, 2015. The term loan also requires us to make certain prepayments out of "excess cash flow" starting in 2017. The revolving loan agreement and term loan also contains certain additional affirmative, negative and financial covenants and events of default.

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

We also possess trade secret rights in our consultant lists and related contact information. To protect our trade secrets and other proprietary information, we currently require most of our employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot ensure that these agreements will provide meaningful protection for any of our trade secrets, knowhow or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary and/or secret nature of our products and consultant lists, we could be materially adversely affected. Further, loss of protection for our consultant lists could harm our ability to recruit and retain consultants, which could harm our financial condition and results of operations.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names.
We own most of the material trademarks and trade-name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. We rely on these trademarks, trade names, trade dress and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We may not be successful in asserting trademark or trade-name protection against third parties or otherwise successfully defending against a challenge to our trademarks or trade names. In addition, the laws of other countries may not protect our intellectual property rights to the same extent as the laws of the United States. In the event that our trademarks or trade names are successfully challenged, we could be forced to rebrand our products, remove products from the market or pay a settlement, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands and building goodwill in these new brands, trademarks and trade names. Further, we cannot ensure that competitors will not infringe our trademarks, pass off themselves or their goods and services as being ours or associated with ours or otherwise deprecate the value of the goodwill associated with our trademarks and trade names or that we will have adequate resources to enforce our trademarks. Infringement of our trademarks or trade names, passing off by a competitor or deprecating the goodwill associated with our trademarks could impair the goodwill associated with our brands and harm our reputation, which could materially harm our financial condition and results of operations.

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

Return to Top

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

A breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, hardware, processes, associated sites or service providers could have a material adverse impact on our business or reputation.

Numerous and evolving cybersecurity threats pose a potential risk to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our data. Since the techniques used in these cyber-attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. Our information technology systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third party providers’ databases or systems. If the information

Return to Top

technology systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability or disclosure of our business, customer, consultant or other information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

Our business is susceptible to fraud, including credit card and debit card fraud.

Our customers and consultants typically pay for their orders with debit cards or credit cards. Our reputation, business and results of operations could be negatively impacted if we experience credit card and debit card fraud. Failure to adequately detect and avoid fraudulent credit card and debit card transactions could cause our businesses to lose their ability to accept credit cards or debit cards as forms of payment and/or result in charge-backs of the fraudulently charged amounts and/or significantly decrease revenues. Furthermore, credit card and debit card fraud may lessen customers' and consultants' willingness to purchase our products.

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

A substantial amount of our deferred tax assets include foreign tax credits. We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, some portion or all of the deferred tax assets are unlikely to be realized. Recording of valuation allowances includes estimates and therefore involves inherent uncertainty. In the fourth quarter of 2014, we recorded a $19.6 million valuation allowance on foreign tax credits. We may also be required to record valuation allowances in the future, and our future results and financial condition may be adversely affected if we are required to do so. We may also be affected by future tax regulatory changes since the recordation of deferred tax assets and valuation allowances have been made based on the currently effective tax regulations.

We do not collect sales or consumption taxes in some states.

Some jurisdictions have implemented, or may implement, laws that require out-of-state sellers of tangible personal property to collect and remit taxes. In particular, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of remote sales tax by out-of-state sellers) could allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on us. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

Return to Top

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

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. Future additional increases in postal rates or in paper or printing costs would reduce Silver Star Brands' profitability to the extent that it is unable to pass those increases directly to customers or offset those increases by raising selling prices or by reducing the number and size of certain catalog circulations. The sales volume and profitability of both of our businesses could be affected by increased costs to ship our products.

The turmoil in the financial markets in recent years could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments and could result in additional impairments to our businesses.

United States and global credit and equity markets have undergone significant disruption in recent years, making it difficult for many businesses to obtain financing on acceptable terms, if at all. In addition, in recent years equity markets have experienced rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our businesses. In addition, while our debt is not currently being rated, our future borrowing costs could be affected by short and long-term debt ratings assigned by independent rating agencies if we choose to raise capital with public debt. A decrease in these ratings by the agencies would likely increase our cost of future borrowings and/or make it more difficult for us to obtain financing. In the event current market conditions continue we will more than likely be subject to higher interest costs than we are currently incurring. In addition, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, goodwill and other intangibles, if the valuation of these assets or businesses declines.

We have agreed to lend ViSalus up to $6.0 million and to reimburse them for up to $4.0 million in legal fees.

In October 2014, we and ViSalus entered into a revolving loan agreement pursuant to which we agreed to lend ViSalus up to $6.0 million. The revolving loan agreement will terminate on the later of (i) October 17, 2019 or (ii) resolution of the putative class action that is pending against ViSalus and others in the United States District Court in the Eastern District of Michigan, Southern Division (the “ViSalus Lawsuit”). Loans made under the revolving loan agreement will be unsecured and there are no financial performance covenants under the loan agreement and limited negative covenants. ViSalus will be permitted to obtain financing from other parties, whether that financing is secured or unsecured. In addition, in connection with the ViSalus recapitalization in September 2014, we agreed to reimburse and pay on behalf of ViSalus 80% of the legal fees and disbursements reasonably charged by ViSalus’s legal counsel and reasonable out-of-pocket expenses incurred by ViSalus in defending ViSalus and certain others against the claims asserted by the plaintiffs in the ViSalus Lawsuit, up to a maximum amount of $4.0 million.

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

If securities or industry analysts do not publish research reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research reports that securities or industry analysts may publish about us. We are not currently followed by securities or industry analysts, and there can be no assurance that any analysts will begin to follow us. In the event that securities or industry analysts begin to cover us, we will not have any control over them or the reports that they may issue. If our financial performance fails to meet analyst estimates in the future or one or more of the analysts who cover us at such time downgrade our shares or change their opinion of our shares, our share price would likely decline. Since we are not currently followed by analysts, we do not have significant visibility in the financial markets, which could cause our share price or trading volume to decline. Moreover, since we do not currently have any analyst coverage, the price of our stock may be influenced by articles and opinions expressed in newsletters or on Internet message boards, any of which may contain inaccuracies or misstatements. If analysts begin to cover us and one or more of such analysts cease coverage of our company or fail to regularly publish reports on us, our share price or trading volume may decline. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the location and approximate square footage of our major manufacturing, distribution, research and development, and office facilities for each of our business segments:

Location	Use	Business Segment	Approximate Square Feet
			Owned	Leased
Arndell Park, Australia	Distribution	Candles & Home Décor	—	38,000
Batavia, IL	Manufacturing, Distribution and Research & Development	Candles & Home Décor	420,000	—
Cumbria, England (1)	Manufacturing and related distribution	Candles & Home Décor	90,000
Oshkosh, WI	Distribution	Catalog & Internet	—	386,000
Oshkosh, WI	Office	Catalog & Internet	—	99,625
Plymouth, MA	Office	Candles & Home Décor	100,000	—
Tilburg, Netherlands	Distribution	Candles & Home Décor	442,500	—
(1) In January 2015, we announced our intention to shut down the Cumbria, England manufacturing facility, which we expect to complete in the first half of 2015.

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

Return to Top

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol BTH. The following table provides the closing price range for the Common Stock on the New York Stock Exchange:

	High	Low
Year Ended December 31, 2014
First Quarter	$10.94	$8.90
Second Quarter	10.72	7.42
Third Quarter	9.88	5.85
Fourth Quarter	10.27	7.68

Year Ended December 31, 2013
First Quarter	$17.36	$13.45
Second Quarter	19.68	13.34
Third Quarter	15.23	8.70
Fourth Quarter	15.50	10.50
Many of our shares are held in “street name” by brokers and other institutions on behalf of stockholders, and we had approximately 2,625 beneficial holders of Common Stock as of February 28, 2015.

During the year ended December 31, 2014 and December 31, 2013, the Board of Directors declared cash dividends as follows:

Regular Dividend	December 31, 2014	December 31, 2013
Second Quarter	$0.05	$0.10
Fourth Quarter	$—	$0.10

Our revolving loan agreement and term loan prohibit us from paying dividends or repurchasing common stock:

• for amounts in excess of $2.5 million in any twelve-month period;
• at times when there are no loans outstanding under the revolving loan agreement, if availability (on a pro forma basis) is less than $3.0 million; and
• at times when there are loans outstanding under the revolving loan agreement, if (a) availability (on a pro forma basis) is less than the greater of 30.0% of the revolving loan commitment or $2.25 million, (b) immediately after such dividend or repurchase, availability (on a pro forma basis) would be less than the greater of 30.0% of the revolving loan commitment or $2.25 million or (c) the FCCR is less than 1.1 to 1.0.

We estimate that our FCCR was less than 1.0 to 1.0 at February 28, 2015.

The following table sets forth, for the equity compensation plan categories listed below, information as of December 31, 2014:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(b) Weighted-average exercise price of outstanding options, warrants and rights[1]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,570,776
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,570,776
1 The information in this column excludes 227,257 restricted stock units outstanding as of December 31, 2014.

Return to Top

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	—	$—	—	1,005,578
November 1, 2014 -November 30, 2014	—	—	—	1,005,578
December 1, 2014 -December 31, 2014	—	—	—	1,005,578
Total	—	$—	—	1,005,578
(1) On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of December 31, 2014, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. Our revolving loan agreement and term loan limit and restrict our ability to repurchase our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

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

Blyth, Inc. Performance Graph
Comparison Of Total Stockholder Return

300
250
200
150
100
50
0

	1/31/2010	1/31/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Blyth	100	123	213	118	83	70
S&P 500	100	122	122	141	187	213
S&P 600 Smallcap	100	131	132	154	217	229

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

In December 2011, we changed our fiscal year-end from January 31 to December 31. In addition, we have eliminated the lag differences in the reporting year-ends of certain of our subsidiaries to align them with our other subsidiaries fiscal year-end.

	Years ended December 31,				Eleven Months ended December 31,	Year ended January 31,
(In thousands, except per share and percent data)	2014	2013	2012	2011	2011	2011
Statement of Earnings Data:		(2)	(2)	(Unaudited)	(2)	(2)
Net sales	$490,020	$534,262	$555,980	$648,498	$601,781	$701,450
Gross profit	307,240	334,676	343,303	402,269	375,091	438,102
Operating profit (1)	7,097	11,890	4,015	24,660	29,744	50,060
Earnings (loss) from continuing operations before income taxes and noncontrolling interest (3)	(3,512)	6,536	351	18,398	20,449	43,438
Earnings (loss) from continuing operations	(24,583)	(200)	3,001	21,455	22,695	28,780
Less: Net earnings attributable to noncontrolling interests	343	313	281	280	257	225
Earnings (loss) from discontinued operations	111,687	2,946	41,282	(7,425)	(6,212)	(1,964)
Net earnings attributable to Blyth, Inc.	86,761	2,433	44,002	13,750	16,226	26,591
Per share data:
Diluted net earnings (loss) from continuing operations	$(1.54)	$(0.03)	$0.16	$1.27	$1.34	$1.68
Diluted net earnings (loss) from discontinued operations	6.91	0.18	2.39	(0.45)	(0.37)	(0.12)
Diluted net earnings attributable per share of Blyth, Inc.	$5.37	$0.15	$2.55	$0.83	$0.97	$1.56
Cash dividends declared, per share	0.05	0.20	0.18	0.85	0.85	0.60
Diluted weighted average number of common shares outstanding	16,165	16,228	17,247	16,656	16,656	17,017
Operating Data:
Gross profit margin	62.7%	62.6%	61.7%	62.0%	62.3%	62.5%
Operating profit margin	1.4%	2.2%	0.7%	3.8%	4.9%	7.1%
Net capital expenditures	$2,867	$3,061	$9,098	$6,294	$5,786	$7,913
Depreciation and amortization	8,322	9,889	10,132	10,785	9,774	10,976
Balance Sheet Data:
Total assets	$287,353	$366,841	$436,114	$515,294	$515,294	$508,835
Total debt	55,463	56,278	78,190	99,883	99,883	107,618
Total stockholders' equity	$133,571	$45,622	$58,536	$153,798	$153,798	$252,868

(1) Calendar year 2012 and 2011 and fiscal 2011 earnings include restructuring charges recorded in the Candles & Home Décor segment of $3.2 million, $3.0 million and $0.8 million, respectively.
(2) In September 2014, we entered into a recapitalization agreement with ViSalus that reduced our ownership in ViSalus from approximately 80.9% to 10.0%. In 2012, we sold our Sterno business and in 2011 we sold substantially all of the net assets of Midwest-CBK and disposed of the assets and liabilities of the Boca Java business as more fully detailed in Note 3 to the Consolidated
Financial Statements.  The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.
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

Return to Top

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial and business analysis below provides information that we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Consolidated Financial Statements and accompanying notes set forth in Item 8 “Financial Statements and Supplementary Data.”

Overview

We are a multi-channel company primarily focused on the direct-to-consumer market. Our products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. Our products can be found primarily throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in two segments: the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Silver Star Brands).

On September 4, 2014, we entered into a recapitalization agreement with the ViSalus founders and certain other preferred stockholders to exchange the ViSalus redeemable preferred stock for ViSalus common stock, which reduced our ownership in ViSalus from approximately 80.9% to 10.0%. In 2012, we divested our Sterno business. These transactions are more fully detailed in Note 3 to the Consolidated Financial Statements. The results of operations for these businesses have been presented as discontinued operations for all periods presented.

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

Segments

Within the Candles & Home Décor segment, we design, manufacture or source, market and distribute an extensive line of products including scented candles, candle-related accessories and other fragranced products under the
PartyLite® brand. Products in this segment are sold predominately through networks of independent sales consultants. PartyLite brand products are primarily sold in the United States, Canada, Mexico, Europe and Australia.

Within the Catalog & Internet segment, under the Silver Star Brands name, we design, source and market a broad range of household convenience items, health, wellness and beauty products, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames. These products are sold directly to the consumer under the Miles Kimball®, Walter Drake®, Easy Comforts®, As We Change®, Exposures® and Native Remedies® brands. These products are sold in the United States and Canada.

The following table sets forth, for the periods indicated, the percentage relationship to net sales and the percentage increase or decrease of certain items included in our Consolidated Statements of Earnings:

	Percentage of Net Sales (1)			Percentage Increase (Decrease) from Prior Period
	Years ended
	12/31/2014	12/31/2013	12/31/2012	12/31/14 compared to 12/31/13	12/31/13 compared to 12/31/12
Net sales	100.0	100.0	100.0	(8.3)	(3.9)
Cost of goods sold	37.3	37.4	38.3	(8.4)	(6.2)
Gross profit	62.7	62.6	61.7	(8.2)	(2.5)
Selling	45.7	45.1	44.8	(7.1)	(3.3)
Administrative	15.6	15.3	16.2	(6.6)	(9.1)
Operating profit	1.4	2.2	0.7	(40.3)	196.1
Earnings (loss) from continuing operations	(5.1)	(0.1)	0.5	4,758.9	(118.9)

Return to Top

(1)  In 2014 we entered into a recapitalization agreement with ViSalus and in 2012, we sold our Sterno business as more fully detailed in Note 3 to the Consolidated Financial Statements.  The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.

For the year ended December 31, 2014 compared to the year ended December 31, 2013

Net Sales

Net sales decreased 8%, or approximately $44.3 million, to $490.0 million for the year ended December 31, 2014 from $534.3 million for the year ended December 31, 2013 primarily due to a decrease in the Candles & Home Décor segment and to a much lesser extent a decrease in the Catalog & Internet segment.

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite decreased $43.2 million, or 11%, to $347.6 million for the year ended December 31, 2014 from $390.8 million in the prior year. This decline was principally due to a decrease at PartyLite North America of 20% and a decrease at PartyLite Europe of 8%, or down 6% in local currency. These declines were principally due to a reduction in consultant counts which resulted in a lower number of shows. Net sales at PartyLite Australia were down 2% compared to last year in U.S. dollars, however sales increased 4% in local currency.

PartyLite's European active independent sales consultants decreased to approximately 27,600 at December 31, 2014 from approximately 30,200 at December 31, 2013. North American active independent sales consultants decreased to approximately 14,800 at December 31, 2014 from approximately 16,800 at December 31, 2013.

Net sales in the Candles & Home Décor segment accounted for approximately 71% of total Blyth net sales for the year ended December 31, 2014 compared to 73% in the prior year.

Net Sales – Catalog & Internet Segment

Net sales for Silver Star Brands decreased $1.1 million, or 1%, to $142.4 million for the year ended December 31, 2014 from $143.5 million in the prior year reflecting a higher number of sales orders deferred this year versus the prior year partly offset by increases associated with health, wellness and beauty products and increased sales on preferred credit. Net sales in the Catalog & Internet segment accounted for approximately 29% of total Blyth net sales for the year ended December 31, 2014 compared to 27% in the prior year.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $27.5 million, or 8%, to $307.2 million for the year ended December 31, 2014 from $334.7 million for the year ended December 31, 2013. This decrease was principally due to the impact of lower sales, as well as a one-time fixed asset impairment charge of $0.6 million on certain machinery and equipment located at the Cumbria, United Kingdom facility. Gross margin increased to 62.7% for the year ended December 31, 2014 from 62.6% for the prior year primarily due to the implementation of various cost saving programs.

Blyth’s consolidated selling expenses decreased $17.2 million, or approximately 7%, to $223.7 million for the year ended December 31, 2014 from $240.9 million for the year ended December 31, 2013. This decrease was primarily due to lower commission expenses at PartyLite associated with their sales decline.  Selling expenses as a percentage of net sales increased to 45.7% from 45.1% when compared to the prior year. This increase was mainly due to the impact of a lower sales base.

Blyth’s consolidated administrative and other expenses decreased $5.4 million, or 7%, to $76.4 million for the year ended December 31, 2014 from $81.8 million for the year ended December 31, 2013. This decline was principally due to lower administrative overhead and other cost saving initiatives throughout the company. Administrative expenses as a percentage of net sales increased to 15.6% for the year ended December 31, 2014 from 15.3% for the prior year. This increase was mainly due to the impact of a lower sales base.

Blyth’s consolidated operating profit decreased $4.8 million to $7.1 million for the year ended December 31, 2014 from $11.9 million for the year ended December 31, 2013. This decrease was principally due to lower sales and operating profit at PartyLite partly offset by a decrease in operating losses at Silver Star Brands.

Operating Profit – Candles & Home Décor Segment

Return to Top

Operating profit for PartyLite was $7.5 million for the year ended December 31, 2014 versus $14.8 million for the prior year, a decline of $7.3 million. This decrease was principally due to the impact of sales declines at PartyLite Europe and PartyLite North America.  In addition to the impact of lower sales, PartyLite Europe was affected by the stronger U.S. dollar, which negatively impacted full year 2014 profits by approximately $1.8 million. These decreases were partly offset by cost reduction programs. Included in this year's operating profit is a one-time fixed asset impairment of $0.6 million on certain machinery and equipment located at the Cumbria, United Kingdom facility. Corporate expenses charged to PartyLite were $10.1 million this year and $12.2 million last year.

Operating Loss – Catalog & Internet Segment

Operating loss for Silver Star Brands was $0.4 million for the year ended December 31, 2014 versus a $2.9 million loss for the prior year. This improvement was due to reduced promotional expenses, lower catalog costs due to shifts to eCommerce, an increase in proprietary sales of health, wellness and beauty products that carry higher gross margins than general merchandise products, and higher credit sales. Corporate expense charged to Silver Star Brands were $3.9 million this year and $4.5 million last year.

Other Expense (Income)

Interest expense increased $1.0 million to $7.0 million for the year ended December 31, 2014 from $6.0 million in the prior year. This increase was principally due to charges associated with the debt modification of our 6.00% Senior Notes, which were originally due in 2017. Additional charges this year relate to accelerated amortization of previously deferred costs of $1.2 million, as well as an accrual of a prepayment of $2.0 million premium paid to the Senior Notes holder in March 2015. Partly offsetting these fee increases was the charge of last year's make-whole interest payment on the early retirement of the 5.50% Senior Notes of $1.2 million, as well as the impact of lower outstanding debt this year as compared to last year.

Interest income decreased $0.1 million to $0.5 million for the year ended December 31, 2014 from $0.6 million in the prior year, mainly due to lower invested average cash balances.

Foreign exchange and other expense was $4.0 million for the year ended December 31, 2014 compared to income of $0.1 million in the prior year. This increased expense was due to a $2.9 million impairment charge this year on our ViSalus investment as well as this year's foreign exchange losses mainly resulting from the U.S. dollar strengthening. Last year's income included losses on the sale of investments of $0.3 million.

Income tax expense increased $14.4 million to $21.1 million for the year ended December 31, 2014 from $6.7 million in the prior year. The effective tax rate was 600.0% in 2014 compared to 103.1% for 2013. The increase in the effective tax rate was due primarily to a valuation allowance which was recorded in the fourth quarter of 2014 on foreign tax credits of $19.6 million.

The net earnings from discontinued operations for the year ended December 31, 2014 were $111.7 million compared to $2.9 million in the prior year. The net earnings for the year ended December 31, 2014 from discontinued operations includes $118.9 million related to the gain on the ViSalus recapitalization during the period through its recapitalization date partly offset by operating losses from ViSalus of $7.2 million. The ViSalus recapitalization was non-cash and was treated as a tax free exchange as the preferred stockholders received ViSalus common stock in exchange for their preferred stock.

The net earnings attributable to noncontrolling interests remained constant at $0.3 million for the year ended December 31, 2014 and 2013.

Net earnings attributable to Blyth, Inc. increased $84.4 million to $86.8 million for the year ended December 31, 2014 from $2.4 million in the prior year.  This increase is primarily attributable to the gain from the ViSalus recapitalization of $118.9 million partly offset by discontinued operations net loss of $7.2 million, higher tax expense of $14.4 million, higher other expenses of $5.3 million and lower operating profit of $4.8 million.

For the year ended December 31, 2013 compared to the year ended December 31, 2012

Net Sales

Net sales decreased 4%, or approximately $21.7 million, to $534.3 million for the year ended December 31, 2013 from $556.0 million for the year ended December 31, 2012 due to a 6% decrease in the Candles & Home Décor segment. Net sales in our Catalog & Internet segment increased 3% over the prior year.

Return to Top

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite decreased $26.5 million, or 6%, to $390.8 million for the year ended December 31, 2013 from $417.3 million for the year ended December 31, 2012. This decline was mainly due to a 17% decline in North American sales due to a decline in active independent sales consultants to approximately 17,000 at December 31, 2013 from approximately 19,000 at December 31, 2012, as well as fewer shows, which results in fewer opportunities to promote our products and recruit new consultants.

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

Net sales in the Candles & Home Décor segment accounted for approximately 73% of total Blyth net sales for the year ended December 31, 2013 compared to 75% for the year ended December 31, 2012.

Net Sales – Catalog & Internet Segment

Net sales for Silver Star Brands increased $4.8 million, or 3%, to $143.5 million for the year ended December 31, 2013 from $138.7 million for the year ended December 31, 2012. This increase was primarily due to the improved performance of our health, wellness and beauty products as well as higher sales associated with the credit program. These increases were partly offset by lower general merchandise sales. Net sales in the Catalog & Internet segment accounted for approximately 27% of total Blyth net sales for the year ended December 31, 2013 compared to 25% for the year ended December 31, 2012.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $8.6 million, or 3%, to $334.7 million for the year ended December 31, 2013 from $343.3 million for the year ended December 31, 2012. This decrease was principally due to the impact of lower sales. In addition, gross margin increased to 62.6% for the year ended December 31, 2013 from 61.7% for the year ended December 31, 2012 due to improvements at PartyLite and Silver Star Brands.

Blyth’s consolidated selling expenses decreased $8.3 million, or approximately 3%, to $240.9 million for the year ended December 31, 2013 from $249.2 million for the year ended December 31, 2012. This decrease was primarily due to lower commission expenses at PartyLite associated with its sales declines. Selling expenses as a percentage of net sales increased to 45.1% from 44.8% for the year ended December 31, 2012 principally due to lower sales.

Blyth’s consolidated administrative and other expenses decreased $8.3 million, or 9%, to $81.8 million for the year ended December 31, 2013 from $90.1 million for the year ended December 31, 2012. This decline was due to prior year charges at PartyLite associated with the realignment of the North American distribution center. In addition, corporate expenses declined from the prior year due to cost saving initiatives as well as the elimination of executive and employee bonuses. Administrative expenses as a percentage of net sales decreased to 15.3% for the year ended December 31, 2013 from 16.2% for the year ended December 31, 2012 principally due to cost saving initiatives.

Blyth’s consolidated operating profit increased $7.9 million to $11.9 million for the year ended December 31, 2013 from $4.0 million for the year ended December 31, 2012.  This increase was principally due to an increase in operating profit at PartyLite and a decrease in operating loss at Silver Star Brands. In addition, prior year's operating profit includes PartyLite's restructuring charges of $3.2 million associated with the realignment of the North American distribution center and Silver Star Brands' intangible impairment charge of $0.8 million.

Operating Profit – Candles & Home Décor Segment

Operating profit for PartyLite increased to $14.8 million for the year ended December 31, 2013 from $12.3 million for the year ended December 31, 2012. Prior year profit includes restructuring charges of $3.2 million associated with the realignment of the North American distribution center. Corporate expenses charged to PartyLite were $12.2 million for the year ended December 31, 2013 and $15.7 million for the year ended December 31, 2012.

Operating Loss – Catalog & Internet Segment

Return to Top

Operating loss for Silver Star Brands decreased to $2.9 million for the year ended December 31, 2013 from $8.3 million for year ended December 31, 2012. This improvement was principally due to the impact of increased sales. In addition, last year's loss includes an intangible impairment charge of $0.8 million. Corporate expense charged to Silver Star Brands were $4.5 million for the year ended December 31, 2013 and $5.8 million for the year ended December 31, 2012.

Other Expense (Income)

Interest expense decreased $0.1 million to $6.0 million for the year ended December 31, 2013 from $6.1 million for year ended December 31, 2012. This decline was due to lower average outstanding debt this year versus last year offset by a make-whole interest charge of $1.2 million incurred in 2013 associated with the early retirement of the 5.50% senior notes settled in July 2013.

Interest income decreased $1.1 million to $0.6 million for the year ended December 31, 2013 from $1.7 million for year ended December 31, 2012, mainly due to lower invested average cash balances as well as prior year's interest income of $0.7 million received on a promissory note.

Foreign exchange and other income was $0.1 million for the year ended December 31, 2013 compared to $0.7 million for year ended December 31, 2012. This decline was due to this year's losses on the sale of investments of $0.3 million compared to last year's gain on the sale of investments of $1.0 million.

Income tax expense increased $9.4 million to $6.7 million for the year ended December 31, 2013 from a benefit of $2.7 million for the year ended December 31, 2012.  The effective tax rate was 103.1% in 2013 compared to negative 755.0% for 2012. This increase was due primarily to increased nondeductible foreign losses as well as the tax impact of a dividend received from ViSalus, a non-consolidated subsidiary for income tax purposes.

The net earnings from discontinued operations was $2.9 million for the year ended December 31, 2013 compared to $41.3 million for the year ended December 31, 2012. The net earnings for the year ended December 31, 2012 include $5.5 million related to the gain on sale of Sterno.

The net earnings attributable to noncontrolling interests remained constant at $0.3 million for the years ended December 31, 2013 and 2012.

Net earnings attributable to Blyth, Inc. decreased $41.6 million to $2.4 million for the year ended December 31, 2013 from $44.0 million for the year ended December 31, 2012.  This decrease was primarily attributable to ViSalus's decreased operating performance within discontinued operations partly offset by improved operating results at PartyLite and Silver Star Brands.

Seasonality

Our businesses are seasonal in nature and, as a result, the net sales and working capital requirements of our businesses fluctuate from quarter to quarter. Our Candles & Home Décor and Catalog & Internet businesses tend to achieve their strongest sales in the third and fourth quarters due to increased shipments to meet year-end holiday season demand for our products.We expect the seasonality of our businesses to continue in the future, which may cause period-to-period fluctuations in certain of our operating results and limit our ability to predict our future results accurately.

Liquidity and Capital Resources

Cash and cash equivalents decreased $12.6 million to $94.3 million at December 31, 2014 from $106.9 million at December 31, 2013. This decrease in cash was primarily attributed to net purchases of short-term investments, foreign exchange losses and capital expenditures. These payments were partly offset by positive cash flow from operations. Cash held in foreign locations was approximately $47 million and $53 million as of December 31, 2014 and 2013, respectively.

We typically generate positive cash flow from operations due to favorable gross margins and the variable nature of selling expenses, which constitute a significant percentage of operating expenses. We generated $14.7 million in cash from continuing operations for the year ended December 31, 2014 compared to $12.2 million for the year ended December 31, 2013. Cash from continuing operations reflects an increase mainly due to lower working capital requirements primarily in inventories.  Included in earnings for the year ended December 31, 2014 were non-cash charges for depreciation and amortization of $8.3 million and stock-based compensation of $1.2 million.

Return to Top

Net cash used by investing activities from continuing operations was $14.0 million for the year ended December 31, 2014, compared to cash provided by investing activities of $29.5 million for the year ended December 31, 2013. Cash used in investing activities mainly reflects net purchases of investments of $11.1 million and capital expenditures of $2.9 million. Prior year's cash provided by investing activities included the collection of a note receivable of $10.0 million and net proceeds from the sales and purchases of investments of $23.8 million offset by capital expenditures of $3.1 million.

Net cash used in financing activities from continuing operations for the year ended December 31, 2014 was $1.8 million compared to $36.0 million for the year ended December 31, 2013. This year's activity includes dividend payments of $0.8 million as well as repayments on long-term debt and lease obligations of $0.8 million. Prior year's cash primarily reflected repayments on long-term debt and lease obligations of $72.7 million mainly due to the early retirement of our 5.50% senior notes, treasury stock repurchases of $10.0 million and dividend payments of $3.2 million partly offset by borrowing on long term debt of $50.0 million.

We will continue to monitor carefully our cash position, and will only make additional repurchases of treasury shares and pay dividends when we have sufficient cash surpluses available and are permitted to do so under the terms of our revolving loan agreement and term loan. Our revolving loan agreement and term loan prohibit us from paying dividends and repurchasing our common stock under certain circumstances.

A significant portion of our business is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants. Management's key areas of focus have included stabilizing and increasing the consultant base within PartyLite through training and promotional incentives. PartyLite has had several continuous years of decline in the United States and Canada. While we are making efforts to stabilize and increase the number of active independent sales consultants within PartyLite, it may be difficult to do so. If PartyLite's consultant count continues to decline it will have a negative impact on our liquidity and financial results.

In connection with the ViSalus recapitalization, we agreed to make available to ViSalus a revolving credit facility. On October 17, 2014, we and ViSalus entered into a revolving loan agreement (the “Blyth Revolving Loan Agreement”) pursuant to which we agreed to lend ViSalus up to $6.0 million. Loans under the Blyth Revolving Loan Agreement bear interest at a rate of 10% per annum. Interest will be paid monthly, in arrears, and there is no higher default rate of interest. The Blyth Revolving Loan Agreement will terminate on the later of (i) October 17, 2019 or (ii) resolution of the putative class action that is pending against ViSalus and others in the United States District Court in the Eastern District of Michigan, Southern Division (the “ViSalus Lawsuit”). Loans made under the Blyth Revolving Loan Agreement may be voluntarily repaid and the Blyth Revolving Loan Agreement may be terminated by ViSalus, subject to certain conditions. Loans made under the Blyth Revolving Loan Agreement will be unsecured. On October 17, 2014, the founders of ViSalus and Robert B. Goergen (the “Founder Lenders”) entered into a substantially similar loan agreement with ViSalus (the “Founder Revolving Loan Agreement”) pursuant to which they made a revolving credit facility available to ViSalus in an amount up to $6.0 million on terms that are substantially identical to the terms of the Blyth Revolving Loan Agreement. Loans made under the Blyth Revolving Loan Agreement and loans made under the Founder Revolving Loan Agreement will be made at the same time in equal amounts and will rank equally with each other. There are no financial performance covenants under the Blyth Revolving Loan Agreement and limited negative covenants. ViSalus is permitted to obtain financing from other parties, whether that financing is secured or unsecured. In addition, we agreed to reimburse and pay on behalf of ViSalus 80% of the legal fees and disbursements reasonably charged by ViSalus’s legal counsel and reasonable out-of-pocket expenses incurred by ViSalus in defending ViSalus and certain others against the claims asserted by the plaintiffs in the ViSalus Lawsuit, up to a maximum amount of $4.0 million.

On May 10, 2013, we issued $50.0 million principal amount of 6.00% Senior Notes. The Senior Notes bore interest payable semi-annually in arrears on May 15 and November 15. In connection with the ViSalus recapitalization, we amended the indenture governing the Senior Notes to provide for notice of the mandatory redemption of the Senior Notes on the earlier of March 4, 2015 or the date, if any, that we consummated a new financing in the amount of at least $50.0 million. In early March 2015, we provided the notice of the mandatory redemption of the Senior Notes, which became due and were repaid on March 10, 2015. As a result, we were also required to pay a $3.0 million redemption premium in addition to accrued interest. In addition, to secure the obligations under the indenture, we granted a security interest to the lender in substantially all of our personal property and certain of our real property.

On March 9, 2015, we, together with all of our domestic subsidiaries, except the subsidiary through which we hold our interest in ViSalus, entered into a term loan and security agreement, which we refer to as the term loan, with GFIE, LLC, as term lender. The agreement provides for a five-year term loan in an original principal amount equal to $35.0 million. The obligations under

Return to Top

the term loan are secured by, among other assets, (i) a first priority lien on and security interest in PartyLite’s manufacturing facility in Batavia, IL, intellectual property and various stock and other equity interests and (ii) a second priority lien on and security interest in all accounts receivable, inventory, chattel paper, and deposit and securities accounts and PartyLite’s office building in Plymouth, MA. The term loan bears interest at a rate of the greater of 1.00% or LIBOR, in each case plus 5%. The principal amount of the term loan will be paid in installments as follows: beginning on March 31, 2016, and continuing on the last day of each calendar quarter thereafter, up to and including December 31, 2019, we will pay equal quarterly installments of $437,500. The entire remaining balance of principal and accrued interest on the term loan, and all other charges and/or amounts then due in connection with the term loan, will be due and payable in full on March 9, 2020. The term loan may be prepaid, in whole or in part, from time to time, without penalty or premium. In addition, commencing in 2017 (based on our 2016 results), we are required to prepay the term loan annually in an amount up to 25% of “excess cash flow,” if any. For these purposes, excess cash flow is our consolidated EBITDA for the most recently completed fiscal year, determined as set forth in the term loan, less certain capital expenditures, certain repayments of debt, certain interest expenses, and certain cash and other expenditures.

The term loan contains covenants that restrict, subject to certain exceptions, our and the domestic subsidiaries’ ability to, among other things: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in certain dispositions or acquisitions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase our common stock; (vii) repay certain indebtedness; (viii) enter into sale and leaseback transactions; (ix) engage in certain transactions with affiliates; and (x) change the nature of our or the domestic subsidiaries’ business. In addition, the term loan (a) requires us to maintain a fixed charge coverage ratio (“FCCR”) upon the occurrence of certain events or conditions, (b) with certain exceptions, prohibits us from making acquisitions if the FCCR is less than 1.0 to 1.0, and (c) among other conditions, generally prohibits us from paying dividends or repurchasing our common stock:

• for amounts in excess of $2.5 million in any twelve-month period;
• at times when there are no loans outstanding under the revolving loan agreement, if availability (on a pro forma basis) is less than $3.0 million; and
• at times when there are loans outstanding under the revolving loan agreement, if (a) availability (on a pro forma basis) is less than the greater of 30.0% of the revolving loan commitment or $2.25 million, (b) immediately after such dividend or repurchase, availability (on a pro forma basis) would be less than the greater of 30.0% of the revolving loan commitment or $2.25 million or (c) the FCCR is less than 1.1 to 1.0.

We estimate that our FCCR was less than 1.0 to 1.0 at February 28, 2015. The term loan also contains certain additional affirmative, negative and financial covenants and events of default.

On March 9, 2015, we and the domestic subsidiaries also entered into a loan and security agreement, which we refer to as the revolving loan agreement, with Bank of America, N.A., as revolver lender. The revolving loan agreement provides for an asset-based five-year revolving line of credit facility in an aggregate principal amount up to the lesser of $15.0 million or an amount determined by reference to a “borrowing base,” which deducts such reserves as the revolver lender may require in its reasonable discretion. Our borrowing base under the revolving loan agreement will be comprised principally of specified percentages of eligible inventory, accounts receivables and (once a required appraisal is received) PartyLite’s office building in Plymouth, MA. The obligations under the revolving loan agreement are secured by, among other assets, (i) a first priority lien on and security interest in accounts receivable, inventory, chattel paper and deposit and securities accounts, as well as PartyLite’s office building in Plymouth, MA, and (ii) a second priority lien on and security interest in various other assets, including PartyLite’s manufacturing facility in Batavia, IL, and our intellectual property and various stock and other equity interests.

We estimate that, based on the value of eligible inventory, accounts receivable and PartyLite’s office building in Plymouth, MA, as of January 31, 2015, subject to the receipt of the appraisal of that facility, our borrowing base would have been approximately $13.0 million.  As of the date hereof, we have not made any borrowings under the revolving loan agreement and have outstanding thereunder only an existing letter of credit for approximately $1.1 million.

Advances under the revolving loan agreement will bear interest at a rate equal to either (i) LIBOR plus an applicable margin ranging from 1.75% to 2.25% or (ii) a base rate equal, at the time of determination, to the greater of (a) the revolver lender’s prime rate; (b) the Federal Funds Rate (as defined) plus 0.50%; or (c) LIBOR for a 30 day interest period plus 1.00%, in each case plus an applicable margin ranging from 0.75% to 1.25%. All loans under the revolving loan agreement will be due and payable in full on March 9, 2020, and may be prepaid, in whole or in part, from time to time, without penalty or premium (except as may be necessary to cover certain funding losses in connection with LIBOR loans). If an overadvance, as determined pursuant to the revolving loan agreement, exists at any time, or accounts receivable are disposed of, we will be

Return to Top

required to repay a portion of the loans under the revolving loan agreement determined as set forth in the revolving loan agreement.

The revolving loan agreement contains affirmative and negative covenants that are substantially similar to those contained in the term loan and that restrict our and the domestic subsidiaries, and impose obligations on us and them, in the same manner. The revolving loan agreement also contains certain customary events of default that are substantially similar to those contained in the term loan. Loans under the revolving loan agreement will be used primarily for working capital and other general corporate purposes.

A portion of our cash and cash equivalents is held by our international subsidiaries in foreign banks and, as such, may be subject to foreign and domestic taxes, unfavorable exchange rate fluctuations and other factors, including foreign working capital requirements, limiting our ability to repatriate funds to the United States.

In addition, if economic conditions decline, we may be subject to future impairments of our assets, including accounts receivable, inventories, property, plant and equipment, investments, goodwill and other intangibles, if the valuations of these assets or businesses decline.

As of December 31, 2014, we had $2.4 million available under an uncommitted facility issued by a bank, to be used for letters of credit through January 31, 2015.  As of December 31, 2014, no amount was outstanding under this facility.

As of December 31, 2014, we had $1.1 million in standby letters of credit outstanding that are fully collateralized through a certificate of deposit funded by us.

As of December 31, 2014 and 2013, Silver Star Brands had approximately $4.9 million and $5.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The following table summarizes the maturity dates of our contractual obligations as of December 31, 2014:

Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-Term Debt(1)	$54,852	$50,734	$1,652	$1,933	$533
Capital Leases(2)	611	173	294	144	—
Interest(3)	4,716	3,887	564	253	12
Purchase Obligations(4)	18,313	18,142	171	—	—
Operating Leases	18,423	5,068	6,592	4,575	2,188
Unrecognized Tax Benefits(5)	2,791	—	—	—	—
Total Contractual Obligations	$99,706	$78,004	$9,273	$6,905	$2,733
(1) Long-term debt includes 6.00% Senior Notes due 2015 and a mortgage note payable maturing June 1, 2020 (See Note 11 to the Consolidated Financial Statements).
(2) Amounts represent future lease payments, excluding interest, due on nine capital leases, which end between 2015 and 2019 (See Note 13 to the Consolidated Financial Statements).
(3) Interest expense on long-term debt is comprised of $3.5 million relating to Senior Notes, $1.1 million in mortgage interest, and approximately $71,000 of interest relating to future capital lease obligations.
(4) Purchase obligations consist primarily of open purchase orders for inventory.
(5) There are no unrecognized tax benefits expected to be realized within the next 12 months and $2.8 million for which we are not able to reasonably estimate the timing of the potential future payments (See Note 14 to the Consolidated Financial Statements).

On December 13, 2007, our Board of Directors authorized a new stock repurchase program for 3,000,000 shares in addition to 6,000,000 shares authorized under the previous plan. The new stock repurchase program became effective after we exhausted the authorized amount under the old repurchase program.  As of December 31, 2014, the cumulative total shares purchased under the new and old program was 7,994,422, at a total cost of approximately $275.0 million. The acquired shares are held as common stock in treasury at cost.

During the year ended December 31, 2014 we paid $0.8 million in dividends compared to $3.2 million in 2013.

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

Revenue Recognition

Revenues consist of sales to customers, net of returns and allowances.  We recognize revenue upon delivery, when both title and risk of loss are transferred to the customer. We present revenues net of any taxes collected from customers and remitted to government authorities. We also record revenue on financing fees from past due balances from financing receivables within our Catalog & Internet segment.

Generally, our sales are based on fixed prices from published price lists.  We record estimated reductions to revenue for customer promotions, volume incentives and other promotions.  Should market conditions decline, we may increase customer incentives with respect to future sales.  We also record reductions to revenue based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damage in transit or for other reasons that can only become known subsequent to recognizing the revenue.  If the amount of actual customer returns and chargebacks were to increase significantly from the estimated amount, revisions to the estimated allowance would be required.  In some instances, we receive payment in advance of product delivery.  Such advance payments occur in both our direct selling and direct marketing channels and are recorded as deferred revenue in Accrued expenses in the Consolidated Balance Sheets.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded as revenue.

We establish an allowance for doubtful accounts for customer receivables.  The allowance is determined based on our evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment. We believe we are adequately reserved for expected credit losses and will continue to take actions to reduce our exposure to credit losses. While we believe we have appropriately considered known or expected outcomes, our customers’ ability to pay their obligations, including those to us, could be adversely affected by contraction in the economy or a general decline in consumer spending.

The sales price for our products sold is fixed prior to the time of shipment to the customer.  Customers do not have the right to return product, except for rights to return that we believe are typical of our industry for such reasons as damaged goods, shipping errors or similar occurrences.

Financing Receivables

During 2012, Silver Star Brands entered into an agreement with a financial services company to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. New financing originations, which represent the amounts of financing provided by the service provider to customers, were approximately $20.9 million and $14.8 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, our net financing receivables balances were $7.2 million and $5.6 million, respectively. This balance is recorded in accounts receivable in the Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. The allowance for credit losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past due and accrue interest 30 days after the first initial billing cycle when a payment due date is missed or only a partial payment is received. As of December 31, 2014 and 2013, the allowance for credit losses was $4.8 million and $3.0 million, respectively. Provisions for the allowance of credit losses are recorded to selling expenses for product sales. Interest income from financing or late fees is charged directly against net sales within the Consolidated Statements of Earnings. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage exposure to customer credit risk, including active management of credit lines and collection activities. Based on our assessment of the customer financing receivables, we believe we are adequately reserved. Write-offs were 11.5% and 23.7% of 2014 and 2013 sales, respectively. Our policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

See Note 4 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for additional information about our financing receivables and the associated allowance.

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

Restructuring and impairment charges on long-lived assets

In response to changing market conditions and competition, our management regularly updates our business model and market strategies, including the evaluation of facilities, personnel and products. Future adverse changes in economic and market conditions could result in additional organizational changes and possibly additional restructuring and impairment charges. Historically, we have reviewed long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable.  Management determines whether there has been an impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  For assets whose aggregate undiscounted cash flows are less than its carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets carrying value exceeds its aggregate fair value. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value. Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

We had approximately $2.3 million of goodwill as of December 31, 2014 and 2013.  Goodwill is subject to an assessment for impairment using a two-step fair value-based test, which is performed at least annually or more frequently if events or circumstances indicate that goodwill might be impaired.

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

The December 31, 2014 impairment assessment of our $2.3 million of the goodwill within the Candles & Home Décor segment unit indicates that it is fully recoverable.

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

Trade Names and Trademarks

Our trade name and trademark intangible assets relate to our acquisitions of Miles Kimball and Walter Drake (reported in the Catalog & Internet segment). We had approximately $6.6 million in trade names and trademarks as of December 31, 2014 and 2013.

Return to Top

On an annual basis we perform our assessment of impairment for indefinite-lived intangible assets, or upon the occurrence of a triggering event.  We use the relief from royalty method to estimate the fair value for indefinite-lived intangible assets. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the discounted cash flow methodology used to determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is equal to the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements using an intellectual property data base. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than “book” or accounting profits.

As of December 31, 2014, we performed our annual impairment analysis on the trade names and trademarks of the Catalog & Internet assets. The three primary assumptions used in the relief from royalty method are the discount rate, the perpetuity growth rate and the royalty rate. This discount rate is used to value the expected net cash flows to be derived from the royalty to its net present value. The discount rate uses a rate of return to account for the time value of money and an investment risk factor. The perpetuity growth rate estimates the businesses' sustainable long-term growth rate. The royalty rate is based upon past royalty performance as well as the expected royalty growth rate using both macro and microeconomic factors surrounding the business. A change in the discount rate is often used by management to risk adjust the discounted cash flow analysis if there is a higher degree of risk that the estimated cash flows from the indefinite-lived intangible asset may not be fully achieved. These risks are often based upon the business units’ past performance, competition, position in the marketplace, acceptance of new products in the marketplace and other macro and microeconomic factors surrounding the business. If, however, actual cash flows should fall significantly below expectations, this could result in an impairment of our indefinite-lived intangible assets.

If the discount rate had increased by 0.5% and royalty rate had decreased by 0.25%, the estimated fair value of the trade names and trademarks within the Catalog & Internet segment would have decreased by $2.8 million to $7.2 million. This decrease would have required us to take an impairment charge of $0.5 million to write-down our indefinite lived intangibles to its estimated fair value. Conversely, if the discount rate had decreased by 0.5% and the royalty rate had increased by 0.25%, the estimated fair value of the trade names and trademarks within the Catalog & Internet segment would have increased by $3.1 million to $13.0 million, requiring us to take an impairment charge of $0.1 million to write-down our indefinite lived intangibles to its estimated fair value.

Accounting for income taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, investments, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or change the allowance in a period, we would include this as an expense within the tax provision in the accompanying Consolidated Statements of Earnings. Management periodically estimates our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for tax uncertainties, primarily recorded in long-term liabilities, total $2.8 million and $4.0 million at December 31, 2014 and 2013, respectively. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings.

Our policy is to record deferred taxes on our unremitted foreign earnings in excess of amounts deemed required for working capital and expansion needs as these earnings are not considered indefinitely reinvested. We periodically reassess the working capital needs of our foreign subsidiaries and update our indefinite reinvestment assertion accordingly.

As of December 31, 2014, we determined that $176.5 million of cumulative undistributed foreign earnings were not reinvested indefinitely by our non-U.S. subsidiaries. An accumulated deferred tax liability has been recorded against these undistributed earnings of $1.1 million, which includes the impact of utilization of foreign tax credits.

Due to the various jurisdictions in which we file tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the year ended December 31, 2014 but the amount cannot be estimated.

Return to Top

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have operations outside of the United States and sell our products worldwide.  Our activities expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by us. We enter into contracts, with the intention of limiting these risks, with only those counterparties that we deem to be creditworthy, and also in order to mitigate our non-performance risk. International sales represented 58% of total sales for the year ended December 31, 2014.

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of December 31, 2014, we held $19.0 million of short-term bond mutual funds, which have been adjusted to fair value based on current market data. We also have a long-term cost basis investment in ViSalus of approximately $6.9 million which may be subject to future impairments based upon ViSalus' performance.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. The cumulative net after-tax gain related to net investment hedges in AOCI as of December 31, 2014 and 2013 was $4.1 million and $2.3 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable of occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at December 31, 2014 for cash flow hedges is $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of December 31, 2014:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$4,650	$1.32	$376

The foreign exchange contracts outstanding have maturity dates through October 2015.

Return to Top

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Blyth, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 16, 2015

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$94,329	$106,933
Short-term investments	18,961	7,985
Accounts receivable, less allowance for doubtful receivables of $5,481 and $3,932, respectively	11,133	12,556
Inventories	45,784	54,682
Prepaid assets	15,168	17,281
Other current assets	7,515	6,483
Discontinued operations	—	34,208
Total current assets	192,890	240,128
Property, plant and equipment, at cost:
Land and buildings	85,788	89,575
Leasehold improvements	6,371	6,460
Machinery and equipment	76,147	79,479
Office furniture, data processing equipment and software	51,063	51,988
Construction in progress	1,184	838
	220,553	228,340
Less accumulated depreciation	152,287	151,514
	68,266	76,826
Other assets:
Investments	7,951	1,070
Goodwill	2,298	2,298
Other intangible assets, net of accumulated amortization of $15,372 and $15,186, respectively	6,593	6,780
Deferred income taxes	624	4,369
Other assets	8,731	7,763
Discontinued operations	—	27,607
Total other assets	26,197	49,887
Total assets	$287,353	$366,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$50,907	$952
Accounts payable	23,358	27,327
Accrued expenses	41,327	40,931
Income taxes payable	1,193	669
Deferred income taxes	4,086	648
Other current liabilities	8,387	9,604
Discontinued operations	—	23,966
Total current liabilities	129,258	104,097
Long-term debt, less current maturities	4,556	55,326
Deferred income taxes	7,309	—
Other liabilities	12,087	13,922
Discontinued operations	—	147,468

Stockholders' equity:
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,642,250 shares and 26,574,031 shares, respectively	533	532
Additional contributed capital	169,897	168,732
Retained earnings	403,463	312,036
Accumulated other comprehensive income	11,849	16,362
Treasury stock, at cost, 10,572,020 shares and 10,557,342 shares, respectively	(452,171)	(452,040)
Total stockholders' equity	133,571	45,622
Noncontrolling interest	572	406
Total equity	134,143	46,028
Total liabilities and equity	$287,353	$366,841

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Earnings
	For the year ended
(In thousands, except per share data)	December 31, 2014	December 31, 2013	December 31, 2012

Net sales	$490,020	$534,262	$555,980
Cost of goods sold	182,780	199,586	212,677
Gross profit	307,240	334,676	343,303
Selling	223,742	240,943	249,231
Administrative and other expense	76,401	81,843	90,057
Total operating expense	300,143	322,786	339,288
Operating profit	7,097	11,890	4,015
Other expense (income):
Interest expense	7,042	6,042	6,062
Interest income	(453)	(616)	(1,707)
Foreign exchange and other, net	4,020	(72)	(691)
Total other expense	10,609	5,354	3,664
Earnings (loss) from continuing operations before income taxes and noncontrolling interest	(3,512)	6,536	351
Income tax expense (benefit)	21,071	6,736	(2,650)
Earnings (loss) from continuing operations	(24,583)	(200)	3,001
Earnings (loss) from discontinued operations, net of income tax expense	(7,231)	2,946	35,742
Gain on sale of discontinued operations	118,918	—	5,540
Net earnings from discontinued operations	111,687	2,946	41,282
Net earnings	87,104	2,746	44,283
Less: Net earnings attributable to noncontrolling interests	343	313	281
Net earnings attributable to Blyth, Inc.	$86,761	$2,433	$44,002
Basic earnings per share:
Net earnings (loss) from continuing operations	$(1.55)	$(0.03)	$0.16
Net earnings from discontinued operations	6.93	0.18	2.40
Net earnings attributable per share of Blyth, Inc.	$5.38	$0.15	$2.56
Weighted average number of shares outstanding	16,112	16,196	17,180
Diluted earnings per share:
Net earnings (loss) from continuing operations	$(1.54)	$(0.03)	$0.16
Net earnings from discontinued operations	6.91	0.18	2.39
Net earnings attributable per share of Blyth, Inc.	$5.37	$0.15	$2.55
Weighted average number of shares outstanding	16,165	16,228	17,247
Cash dividend declared per share	$0.05	$0.20	$0.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income
	For the year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Net earnings	$87,104	$2,746	$44,283
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,798)	1,914	3,451
Net unrealized gain (loss) on certain investments	(109)	(169)	202
Net unrealized gain (loss) on cash flow hedging instruments	439	(154)	(490)
Less: Reclassification adjustments for (gain) loss included in net income	(45)	370	(624)
Other comprehensive income (loss)	(4,513)	1,961	2,539
Total comprehensive income, net of tax	82,591	4,707	46,822
Less: net earnings attributable to noncontrolling interests	343	313	281
Comprehensive income attributable to Blyth, Inc.	$82,248	$4,394	$46,541

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance, December 31, 2011	$514	$147,790	$420,349	$11,862	$(426,717)	$168	$153,966
Net earnings for the year			44,002			281	44,283
Distribution to noncontrolling interest						(181)	(181)
Other comprehensive income				2,539			2,539
Stock-based compensation	2	4,676					4,678
Purchase of additional ViSalus interest	14	14,614					14,628
Reversal of accretion of redeemable noncontrolling interest, net			(2,396)				(2,396)
Issuance of redeemable preferred stock, net (2)			(140,644)				(140,644)
Dividends declared ($0.18 per share)			(3,012)				(3,012)
Treasury stock purchases (1)					(15,057)		(15,057)
Balance, December 31, 2012	$530	$167,080	$318,299	$14,401	$(441,774)	$268	$58,804
Net earnings for the year			2,433			313	313
Distribution to noncontrolling interest						(175)	(175)
Accretion to redemption value for ViSalus redeemable preferred stock			(5,471)				(5,471)
Other comprehensive income				1,961			1,961
Stock-based compensation	2	1,652					1,654
Dividends paid ($0.20 per share)			(3,225)				(3,225)
Treasury stock purchases (1)					(10,266)		(10,266)
Balance, December 31, 2013	$532	$168,732	$312,036	$16,362	$(452,040)	$406	$46,028
Net earnings for the year			86,761			343	87,104
Distribution to noncontrolling interest						(177)	(177)
Reversal of accretion to redemption value for ViSalus redeemable preferred stock and dividends paid in excess of income earned			5,471				5,471
Other comprehensive loss				(4,513)			(4,513)
Stock-based compensation	1	1,165					1,166
Dividends paid ($0.05 per share)			(805)				(805)
Treasury stock purchases (1)					(131)		(131)
Balance, December 31, 2014	$533	$169,897	$403,463	$11,849	$(452,171)	$572	$134,143
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

Return to Top

BLYTH, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
	For the year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Earnings (loss) from continuing operations	$(24,583)	$(200)	$3,001
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,322	9,889	10,132
Loss (gain) on sale of assets	75	429	(582)
Stock-based compensation expense of Blyth, Inc.	1,166	1,654	2,704
Deferred income taxes	14,472	1,793	(1,797)
Loss on impairment of assets	3,475	—	834
Changes in operating assets and liabilities:
Accounts receivable	896	(3,525)	(4,838)
Inventories	6,627	(717)	16,442
Prepaid and other	1,450	(443)	2,423
Other long-term assets	1,986	(1,225)	(648)
Accounts payable	(2,731)	(2,309)	(1,412)
Accrued expenses	642	(4,622)	(5,861)
Income taxes payable	186	169	(572)
Other liabilities and other	2,764	11,351	(4,706)
Net cash provided by operating activities of continuing operations	14,747	12,244	15,120
Net cash provided by (used in) operating activities of discontinued operations	(8,992)	35,259	28,570
Net cash provided by operating activities	5,755	47,503	43,690
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(2,867)	(3,061)	(9,098)
Proceeds from collection of note receivable	—	10,000	—
Purchases of short-term investments	(20,032)	(20,810)	(63,233)
Proceeds from sale of short-term investments	8,900	44,550	66,090
Proceeds from sale of discontinued operations	—	—	23,500
Cash settlement of net investment hedges	—	(1,356)	(1,874)
Proceeds from sales of assets	10	29	539
Proceeds from sale of long-term investments	—	105	3,611
Net cash provided by (used in) investing activities of continuing operations	(13,989)	29,457	19,535
Net cash provided by (used in) investing activities of discontinued operations	3,135	(9,569)	(10,569)
Net cash provided by (used in) investing activities	(10,854)	19,888	8,966
Cash flows from financing activities:
Purchases of treasury stock	—	(9,961)	(13,434)
Borrowings on long-term debt	—	50,000	—
Repayments on long-term debt	(678)	(72,402)	(21,722)
Payments on capital lease obligations	(107)	(248)	(127)
Dividends paid	(805)	(3,225)	(3,012)
Distributions to noncontrolling interest	(177)	(175)	(181)
Net cash used in financing activities of continuing operations	(1,767)	(36,011)	(38,476)
Net cash used in financing activities of discontinued operations	—	(31,447)	(95,195)
Net cash used in financing activities	(1,767)	(67,458)	(133,671)
Effect of exchange rate changes on cash	(5,738)	1,063	1,333
Net increase (decrease) in cash and cash equivalents	(12,604)	996	(79,682)
Cash and cash equivalents at beginning of period	106,933	105,937	185,619
Cash and cash equivalents at end of period	$94,329	$106,933	$105,937
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,206	$6,042	$6,140
Income taxes	7,173	7,107	46,511
Non-cash transactions:
Capital leases for equipment	$463	$655	$137

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on the direct-to-consumer market. The Company's products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. The Company’s products can primarily be found throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in two segments: the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Silver Star Brands).

A summary of the significant accounting policies applied in the preparation of the accompanying Consolidated Financial Statements follows:

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Blyth, Inc. and its subsidiaries. The Company’s Catalog & Internet subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. The Company consolidates entities in which it owns or controls more than 50% of the voting shares and/or investments where the Company has been determined to have control. The portion of the entity not owned by the Company is reflected as the noncontrolling interest within the Equity section of the Consolidated Balance Sheets. All inter-company balances and transactions have been eliminated in consolidation.

Discontinued Operations

In September 2014, the Company entered into a recapitalization agreement with ViSalus that reduced its ownership in ViSalus from approximately 80.9% to 10.0%. In October 2012, the Company sold its Sterno business. See Note 3 to the Consolidated Financial Statements for further information. The results of operations for these businesses have been reclassified to discontinued operations for all periods presented.

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

Return to Top

included in Accumulated other comprehensive income (loss) (“AOCI”) within the Consolidated Balance Sheets. Transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in a currency other than the local functional currency are included in Foreign exchange and other, net within the Consolidated Statements of Earnings.

Investments

The Company makes investments from time to time in the ordinary course of its business that may include equity securities, debt instruments (all maturing within one year), mutual funds, cost investments and long-term investments and/or joint ventures. The Company’s investments are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 320 Investments – debt and equity securities and 325 Investments - other. The Company reviews investments for impairment using both quantitative and qualitative factors. Unrealized gains and losses on available-for-sale investment securities that are considered temporary and are not the result of a credit loss are included in AOCI, net of applicable taxes, while realized gains and losses are reported in earnings.

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

The Company has designated forward exchange contracts on forecasted intercompany purchases and purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts are recorded in AOCI until earnings are affected by the variability of the cash flows being hedged.  With regard to commitments for inventory purchases, upon payment of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI upon sale of the asset assigned and is realized in the Consolidated Statements of Earnings.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable of occurring, the resultant gain or loss on the hedge is recognized into earnings immediately.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. Refer to Note 7 to the Consolidated Financial Statements for further details on our accounting for derivative instruments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Amounts due from credit card companies of $1.7 million for the settlement of credit card transactions are included in cash equivalents because they are both short-term and highly liquid instruments and typically take one to three business days to be received by the Company. The major credit card companies making these payments are highly accredited businesses and the Company does not deem them to have material counterparty credit risk.

The Company holds its cash investments with high credit quality financial institutions. Cash balances in the Company’s U.S. concentration accounts are fully insured by the Federal Deposit Insurance Corporation with no limit per bank. The Company has $1.1 million of restricted cash, reported in Investments used as collateral for standby letters of credit as of December 31, 2014. This cash will be restricted until the standby letters of credit are relieved by the beneficiaries.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.  The Company records provisions for obsolete, excess and unmarketable inventory in Cost of goods sold.

Shipping and Handling

Return to Top

The Company classifies shipping and handling fees billed to customers as Revenue, and shipping and handling costs as Cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $8.1 million, $9.3 million and $9.5 million, respectively.  The amortization of assets obtained through capital leases is also recorded as a component of depreciation expense. Depreciation is provided for principally by use of the straight-line method for financial reporting purposes.  Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  The Company records gains and losses from the sale of property, plant and equipment in operating profit.

The principal estimated lives used in determining depreciation are as follows:

Buildings	27 to 40 years
Leasehold improvements	5 to 10 years
Machinery and equipment	5 to 12 years
Office furniture, data processing equipment and software	3 to 7 years

Goodwill and Other Indefinite Lived Intangibles

Goodwill and Other indefinite-lived intangibles are subject to an assessment for impairment at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment for goodwill in the first quarter.

For goodwill, the first step is to identify whether a potential impairment exists. This is done by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  Fair value for each of the Company’s reporting units is estimated utilizing a combination of valuation techniques, namely the discounted cash flow and market multiple methodologies. The discounted cash flow analysis assumes the fair value of an asset can be estimated by the economic benefit or net cash flows the asset will generate over the life of the asset, discounted to its present value. The discounting process uses a rate of return that accounts for both the time value of money and the investment risk factors. The market multiple analysis estimates fair value based on what other participants in the market have recently paid for reasonably similar assets. Adjustments are made to compensate for differences between the reasonably similar assets and the assets being valued. The fair value of the reporting units is derived by using a combination of the two valuation techniques described above. If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the estimated fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the goodwill and a charge to operating expense.

For indefinite-lived intangible assets, the Company uses the relief from royalty method to estimate the fair value for indefinite-lived intangible assets and compares this value to book value. The underlying concept of the relief from royalty method is that the inherent economic value of intangibles is directly related to the timing of future cash flows associated with the intangible asset. Similar to the discounted cash flow methodology used to determine the fair value of goodwill, the fair value of indefinite-lived intangible assets is equal to the present value of after-tax cash flows associated with the intangible asset based on an applicable royalty rate. The royalty rate is determined by using existing market comparables for royalty agreements. The arms-length agreements generally support a rate that is a percentage of direct sales. This approach is based on the premise that the free cash flow is a more valid criterion for measuring value than “book” or accounting profits.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangibles with definite lives for impairment annually or whenever events or changes in circumstances indicated that the carrying amount of such an asset might not be recoverable. When indicators are present, management determines whether there has been an impairment on long-lived assets held for use in the business by comparing anticipated undiscounted future cash flow from the use and eventual disposition of the asset or asset group to the carrying value of the asset or asset group.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value of the individual assets.

Return to Top

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the year ended December 31, 2014, earnings within the Candles & Home Décor segment include a one-time fixed asset impairment charge of $0.6 million on certain machinery and equipment held and used at the Cumbria, United Kingdom facility (see Note 21 to the Consolidated Financial Statements).

Accumulated Other Comprehensive Income (Loss)

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

The following table discloses the tax effects allocated to each component of AOCI in the financial statements:

(In thousands)	December 31, 2014			December 31, 2013			December 31, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$2,560	$(7,358)	$(4,798)	$(949)	$2,863	$1,914	$2,347	$1,104	$3,451
Net unrealized gain (loss) on certain investments	(168)	59	(109)	(260)	91	(169)	264	(62)	202
Net unrealized gain (loss) on cash flow hedging instruments	675	(236)	439	(237)	83	(154)	(741)	251	(490)
Less: Reclassification adjustments for (gain) loss included in net income	(69)	24	(45)	569	(199)	370	(960)	336	(624)
Other comprehensive income (loss)	$2,998	$(7,511)	$(4,513)	$(877)	$2,838	$1,961	$910	$1,629	$2,539

The components of AOCI, net of tax, for the year ended December 31, 2014 are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized gain (loss) on cash flow hedging instruments	Net Investment Hedge gain	Total
Beginning balance at January 1, 2014	$13,905	$263	$(110)	$2,304	$16,362
Other comprehensive income (loss) before reclassifications	(7,340)	(109)	439	2,542	(4,468)
Less: amounts reclassified from accumulated other comprehensive income (loss) (1) (2)	—	(40)	85	—	45
Net current period other comprehensive income (loss)	(7,340)	(69)	354	2,542	(4,513)
Ending balance at December 31, 2014	$6,565	$194	$244	$4,846	$11,849
(1) All amounts net of a 35% tax rate.
(2) Reclassified from AOCI into Foreign exchange and other, net and Cost of goods sold.

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

Deferred tax assets and liabilities reflect the Company's best estimate of the tax benefits and costs expected to be realized in the future. The Company establishes valuation allowances to reduce its deferred tax assets to an amount that will more likely than not be realized.

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. A number of years may elapse before an uncertain tax position for which the Company has established a tax reserve is audited and finally resolved, and the number of years for which the Company has audits that are open varies depending on the tax jurisdiction (a current summary is provided in Note 14 to the Consolidated Financial Statements). When facts and circumstances change, the Company reassesses these probabilities and records any necessary adjustments to the provision.

The Company determined that a portion of its undistributed foreign earnings are not reinvested indefinitely by its non-U.S. subsidiaries, and accordingly, recorded a deferred income tax liability related to these undistributed earnings. The Company periodically reassesses whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely.

Revenue Recognition

Revenues consist of sales to customers, net of returns and allowances.  The Company recognizes revenue upon delivery, when both title and risk of loss are transferred to the customer.  The Company presents revenues net of any taxes collected from customers and remitted to governmental authorities. The Company also records revenue on financing fees from past due balances from financing receivables within its Catalog & Internet segment.

The Company records estimated reductions to revenue for customer promotions, volume incentives and other promotions. The Company also records reductions to revenue, based primarily on historical experience, for estimated customer returns and chargebacks that may arise as a result of shipping errors, product damaged in transit or for other reasons that can only become known subsequent to recognizing the revenue.  In some instances, the Company receives payment in advance of product delivery and records it as deferred revenue.  Upon delivery of product for which advance payment has been made, the related deferred revenue is reversed and recorded to revenue. Gift card sales are also included in deferred revenue. Upon redemption or when redemption is remote, the related deferred revenue is recorded to revenue. The Company considers applicable escheat laws and historical redemption data when realizing gift card revenue.

The Company has established an allowance for doubtful accounts for its trade and financing receivables.  The allowance is determined based on the Company’s evaluation of specific customers’ ability to pay, aging of receivables, historical experience and the current economic environment. The sales price for the Company’s products is fixed prior to the time of shipment to the customer.  Customers have the right to return product in circumstances for which the Company believes are typical of the industry for such reasons as damaged goods, shipping errors or similar occurrences. Independent consultants within the Candles & Home Decor segment are allowed to return unused product purchased within the past twelve months for a refund of 90% of its original purchase price.

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

Employee Stock Compensation

Return to Top

The Company has share-based compensation plans as described in Note 16 to the Consolidated Financial Statements.  In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company measures and records compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock and restricted stock units.  The Company recognizes compensation expense for share-based awards expected to vest on a straight line basis with graded vesting over the requisite service period of the award based on their grant date fair value.

Cost of Goods Sold and Operating Expenses

Cost of goods sold includes the cost of raw materials and their procurement costs, inbound and outbound freight, and the direct and indirect costs associated with the personnel, resources and property, plant and equipment related to the manufacturing, warehousing, inventory management and order fulfillment functions. Selling expenses include commissions paid to consultants, customer service costs, catalog costs including printing and shipping, the salaries and benefits related to personnel within the marketing and selling functions, costs associated with promotional offers to independent consultants, allowances for doubtful accounts and other selling and marketing expenses. Administrative and other expenses includes salaries and related benefits associated with various administrative departments, including human resources, legal, information technology, finance and executive, as well as professional fees and administrative facility costs associated with leased buildings, office equipment and supplies.

Promotional Offers to Independent Consultants

The Company’s direct selling sales are generated by its independent consultants, who strive to maximize the interrelated objectives of selling product, scheduling (or booking) parties or events and recruiting new consultants.  In order to encourage its consultants to accomplish these goals, the Company makes monthly promotional offers including free or discounted products to consultants and customers, as well as annual incentive trips and the payment of bonuses to consultants.

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

Annual incentive trips and bonuses are awarded to consultants who recruit new consultants or achieve certain sales levels. Estimated costs related to these promotional offers are recorded as compensation within Selling expense as they are earned. For the years ended December 31, 2014, 2013 and 2012, expenses related to promotional activities were $6.1 million, $6.6 million and $6.5 million, respectively.

Advertising and Catalog Costs

The Company expenses the costs of advertising as incurred, except the costs for direct-response advertising, which are capitalized and amortized over the expected period of future benefit. For the years ended December 31, 2014, 2013 and 2012, advertising expenses were $47.0 million, $64.8 million and $66.5 million, respectively. As of December 31, 2014 and 2013, prepaid advertising expenses totaled $7.9 million and $8.5 million, respectively.

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

Note 2. New Accounting Pronouncements

The following is a list of accounting standards that could have an impact on future financial statements or disclosures upon adoption:

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU

Return to Top

2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. The new standard is effective for annual reporting periods beginning after December 15, 2015. The standard permits the use of applying changes prospectively and retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of the adoption on its consolidated financial position, results of operations and related disclosures.

Note 3. Discontinued Operations

The Company has early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08").
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
On October 17, 2014, the Company and ViSalus entered into a revolving loan agreement (the "Blyth Revolving Loan Agreement") pursuant to which the Company agreed to lend ViSalus up to $6.0 million. Loans under the revolving credit agreement bear interest at a rate of 10% per annum. Interest will be paid monthly and there will be no higher default rate of interest. The revolving loan involves related parties. Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen own 8.29%, 0.34% and 2.81%, respectively, of the outstanding capital stock of ViSalus. On October 17, 2014, the founders of ViSalus and Robert B. Goergen (the “Founder Lenders”) entered into a substantially similar loan agreement with ViSalus (the “Founder Revolving Loan Agreement”) pursuant to which they made a revolving credit facility available to ViSalus in an amount up to $6.0 million on terms that are substantially identical to the terms of the Blyth Revolving Loan Agreement. Loans made under the Blyth Revolving Loan Agreement and loans made under the Founder Revolving Loan Agreement will be made at the same time in equal amounts and will rank equally with each other. As of December 31, 2014, ViSalus owed the Company $3.0 million under the Blyth Revolving Loan Agreement. In February 2015, the Company lent an additional $0.8 million under the agreement, bringing the amount outstanding to $3.8 million.
As a result of its reduced ownership in ViSalus, the Company will no longer consolidate ViSalus's results in the Company's financial statements; rather, the ViSalus investment will be recorded on a cost basis subject to annual impairment reviews to ensure its investment is properly stated. The Company's investment in ViSalus was evaluated for impairment at December 31, 2014 and, as a result, a $2.9 million impairment charge was recorded to the ViSalus investment bringing the ending investment value to $6.9 million. This transaction is presented as discontinued operations in the Consolidated Financial Statements and results of operations for the years ended December 31, 2014, 2013 and 2012.

The Company recorded a gain on the recapitalization of ViSalus of $118.9 million, net of income tax benefit of $0.7 million, as a result of the exchange of the ViSalus preferred stock for ViSalus common stock, which eliminated the Company’s guaranty of ViSalus’s agreement to redeem the preferred stock. This transaction is non-cash and was treated as a tax free exchange, as the preferred stockholders received ViSalus common stock in exchange for their preferred stock.

On October 29, 2012, the Company completed the sale of its Sterno business for $23.5 million in cash and recorded a gain of $5.5 million, net of income tax expense of $3.1 million. This transaction is presented as discontinued operations in the Consolidated Financial Statements and results of operations for the year ended December 31, 2012.

The following table details net earnings (loss) of discontinued operations for the years ended December 31:

Return to Top

(In thousands)	2014	2013	2012
Net sales	$138,860	$351,187	$671,848
Cost of goods sold	42,179	113,273	216,068
Selling, administrative and other expenses	104,199	230,154	371,546
Other income and expenses	1,657	(333)	(227)
Earnings (loss) before income taxes and noncontrolling interest	(9,175)	8,093	84,461
Income tax expense (benefit)	(176)	4,457	35,758
Less: Net earnings (loss) attributable to noncontrolling interests	(1,768)	690	12,961
Net earnings (loss) attributable to discontinued operations	$(7,231)	$2,946	$35,742

The following table details assets and liabilities of discontinued operations as of December 31, 2013:

Total assets of discontinued operations (In thousands)
Cash	$7,914
Accounts receivable, net	149
Inventories	21,113
Prepaid and other	1,349
Deferred tax current	2,517
Other current assets	1,166
Current assets of discontinued operations	34,208
Net plant, property and equipment	18,602
Investments	1,177
Deferred tax non-current	5,800
Intangible assets	2,028
Non-current assets of discontinued operations	27,607
Total	$61,815

Total liabilities of discontinued operations
Accounts payable	$5,870
Accrued expenses	17,986
Income taxes payable	110
Current liabilities of discontinued operations	23,966
Other liabilities	865
Redeemable preferred stock	146,603
Non-current liabilities of discontinued operations	147,468
Total	$171,434

Note 4. Financing Receivables

During 2012, Silver Star Brands entered into an agreement with a financial services company to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. New financing originations, which represent the amounts of financing provided by the service provider to customers, were approximately $20.9 million and $14.8 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company's net financing receivables balances were $7.2 million and $5.6 million, respectively. This balance is recorded in accounts receivable in the Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

Silver Star Brands maintains an allowance to cover expected financing receivable credit losses and evaluates credit loss expectations based on its total portfolio. The allowance for credit losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past

Return to Top

due and accrue interest 30 days after the first initial billing cycle when a payment due date is missed or only a partial payment is received. As of December 31, 2014 and 2013, the allowance for credit losses was $4.8 million and $3.0 million, respectively. Provisions for the allowance of credit losses are recorded to selling expenses for product sales. Provisions for the allowance of interest income from financing or late fees is charged directly against net sales within the Consolidated Statements of Earnings. In 2014, provisions recorded to selling expense for product sales were $5.7 million and provisions recorded directly against sales for interest income and late fees were $1.6 million. The Company continues to monitor broader economic indicators and their potential impact on future loss performance. The Company has an extensive process to manage its exposure to customer credit risk, including active management of credit lines and its collection activities. Based on its assessment of the customer financing receivables, the Company believes it is adequately reserved. Write-offs were 11.5% and 23.7% of 2014 and 2013 sales, respectively. The Company's policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

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

The following table summarizes the changes in the allowance for financing receivables credit losses for the respective periods:

(In thousands)	December 31, 2014	December 31, 2013
Allowance for financing receivable credit losses:
Balance at the beginning of period	$2,988	$712
Provision for credit losses	7,279	4,540
Write-offs	(5,639)	(2,277)
Recoveries	139	13
Balance at the end of period	$4,767	$2,988

The following table summarizes the age of Silver Star Brands' customer financing receivables, gross, including interest and other finance charges, as of December 31, 2014:

(In thousands)	Current	Past Due 1 - 90 Days	91 - 180 Days	Total
Financing Receivables	$7,132	$3,237	$1,645	$12,014

Note 5. Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates its fair value.

The Company’s investments as of December 31, 2014 consisted of a number of financial securities including certificates of deposit, shares in mutual funds invested in short term bonds and a 10% ownership interest in a former subsidiary now treated as a cost investment. The Company accounts for its investments in debt and equity instruments in accordance with ASC 320, “Investments – Debt & Equity Securities.” The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	December 31, 2014			December 31, 2013
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI(2)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI
Short-term bond mutual funds	$19,092	$18,961	$(131)	$8,000	$7,985	$(15)
Certificates of deposit	1,101	1,101	—	1,070	1,070	—
Investment in ViSalus	6,850	6,850	—	—	—	—
Total investments	$27,043	$26,912	$(131)	$9,070	$9,055	$(15)

Return to Top

(1) The cost basis represents the actual amount paid less any permanent impairment of that asset.
(2) The Company believes these short-term losses are temporary in nature and that, therefore, no permanent impairment is required.

As of December 31, 2014 and 2013, the Company held $19.0 million and $8.0 million, respectively, of short-term bond mutual funds, which are classified as short-term available for sale investments. Unrealized losses on these investments that are considered temporary are recorded in AOCI.  These securities are valued based on quoted prices in active markets. As of December 31, 2014 and 2013, the Company recorded $0.1 million and insignificant unrealized losses, net of tax, respectively.

Also included in long-term investments are certificates of deposit that are held as collateral for the Company’s outstanding standby letters of credit and for foreign operations of $1.1 million December 31, 2014 and 2013, respectively. These investments are recorded at fair value which approximates cost and interest earned on these is recorded in Interest income in the Consolidated Statements of Earnings.

The Company accounts for its noncontrolling interest in ViSalus on a cost basis under ASC 325. This investment was evaluated for impairment at December 31, 2014 and, as a result, a $2.9 million impairment charge was recorded to the ViSalus investment bringing the ending investment value to $6.9 million. These transactions involve related parties as discussed in Note 15 to the Consolidated Financial Statements.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of December 31, 2014 and 2013, the fair value of these securities was $1.0 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains and losses on the sale of available for sale investments recorded in Foreign exchange and other within the Consolidated Statements of Earnings for the years ended December 31, 2014 and 2013. Gains and losses reclassified from AOCI, net to foreign exchange, in the Consolidated Statement of Earnings are calculated using the specific identification method.

(In thousands)	December 31, 2014	December 31, 2013
Net proceeds	$8,900	$44,655
Realized losses	$(8)	$(304)

Note 6. Inventories

The major components of Inventories are as follows:

(In thousands)	December 31, 2014	December 31, 2013
Raw materials	$3,259	$3,642
Finished goods	42,525	51,040
Total	$45,784	$54,682

As of December 31, 2014 and 2013, the inventory valuation reserves totaled $5.0 million and $5.5 million, respectively. The Company recorded provisions for obsolete, excess and unmarketable inventory to Cost of goods sold in the Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012 of $3.1 million, $2.4 million and $0.3 million, respectively.

Note 7. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of its foreign operations, intercompany payables and loans. The Company does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of December 31, 2014, there were no outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of December 31, 2014 and 2013 was $4.1 million and $2.3 million, respectively.

Return to Top

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges and as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable of occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at December 31, 2014 for cash flow hedges was $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized loss included in AOCI at December 31, 2013 for cash flow hedges was $0.1 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through October 2015.

The table below details the fair value and location of the Company’s hedges in the Consolidated Balance Sheets:

(In thousands)	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments	Prepaid Assets	Accrued Expenses
Foreign exchange forward contracts in an asset position	$405	$44
Foreign exchange forward contracts in a liability position	(8)	(225)
Net derivatives at fair value	$397	$(181)

For the years ended December 31, 2014 and 2013, the Company recorded gains of $0.4 million and losses of $0.3 million, respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity recorded to Cost of goods sold and reclassified from AOCI to the Company’s cash flow hedges are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Foreign exchange forward contracts	$720	$(274)	$174	$(235)

For the years ended December 31, 2014 and December 31, 2013, the Company recorded gains of $1.8 million and losses of $1.4 million, respectively, to AOCI related to foreign exchange forward contracts accounted for as Net Investment hedges.

Note 8. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired.

As of December 31, 2014 and 2013, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

Other intangible assets include indefinite-lived trade names and trademarks and customer relationships related to the Company’s acquisition of Miles Kimball and Walter Drake, which are reported in the Catalog & Internet segment.

Return to Top

During the year ended December 31, 2012, the Exposures brand under the Silver Star Brands business experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending, due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name was determined to be partly impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.8 million to Administrative and other expenses in the Consolidated Statements of Earnings resulting in a carrying value of $0.6 million.

The indefinite-lived trade names and trademarks were valued at $6.6 million as of December 31, 2014 and 2013, respectively. The Company does not amortize the indefinite-lived trade names and trademarks, but rather tests for impairment annually and upon the occurrence of a triggering event. The initial gross value of all indefinite-lived trade names and trademarks and customer relationships was $28.1 million and $15.4 million, respectively, within the Catalog & Internet segment. The difference between the initial gross value and its current carrying value represents impairment charges previously recorded for indefinite-lived trade names and trademarks and prior period amortization for customer relationships.

Other intangible assets within the Catalog & Internet segment include the following:

(In thousands)	Indefinite-lived trade names and trademarks	Customer relationships
Other intangibles at December 31, 2012	$6,566	$827
Amortization	—	(613)
Other intangibles at December 31, 2013	$6,566	$214
Amortization	—	(187)
Other intangibles at December 31, 2014	$6,566	$27

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  For the years ended December 31, 2014 and 2013, amortization expense was $0.2 million and $0.6 million, respectively. Amortization expense in 2015 is an insignificant amount. The weighted average remaining life of the Company’s customer lists was 1.1 years at December 31, 2014.

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

Return to Top

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarizes the financial assets and liabilities measured at fair value on a recurring basis as of  December 31, 2014 and 2013, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Short-term bond mutual funds	$18,961	$18,961	$—	$—
Certificates of deposit	1,101	—	1,101	—
Foreign exchange forward contracts	405	—	405	—
Deferred compensation plan assets (1)	962	962	—	—
Total	$21,429	$19,923	$1,506	$—
Financial liabilities
Foreign exchange forward contracts	$(8)	$—	$(8)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to employees in Other liabilities.

(In thousands)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Short-term bond mutual funds	$7,985	$7,985	$—	$—
Certificates of deposit	1,070	—	1,070	—
Foreign exchange forward contracts	44		44
Deferred compensation plan assets (1)	1,007	1,007	—	—
Total	$10,106	$8,992	$1,114	$—
Financial liabilities
Foreign exchange forward contracts	$(225)	$—	$(225)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to employees in Other liabilities.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a non-recurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements in accordance with ASC 820. The Company’s assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangibles, its ViSalus investment and other assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. The Company's investment in ViSalus was evaluated for impairment at December 31, 2014 and, as a result, a $2.9 million impairment charge was recorded to the ViSalus investment bringing the ending investment value to $6.9 million. The Company used a discounted cash flow model to estimate the fair value of its ViSalus investment.  This model incorporated the most recent long term strategic forecast of the business to determine the estimated cash flows, which were then discounted to arrive at its net present value. The discount rate used to determine its present value considers the time value of money, certain growth rate assumptions, other investment risk factors and the terminal value of the business.

Return to Top

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

The fair value of the Company’s long-lived assets, primarily property, plant and equipment, is reviewed whenever events or changes in circumstances indicate that carrying amounts of a long-lived assets may not be recoverable. Management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. For the year ended December 31, 2014, earnings within the Candles & Home Décor segment include a one-time fixed asset impairment charge of $0.6 million on certain machinery and equipment held and used at the Cumbria, United Kingdom facility (see Note 21 to the Consolidated Financial Statements). Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.  Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets' carrying values exceeds its aggregate fair values.

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

Note 10. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	December 31, 2014	December 31, 2013
Compensation and benefits	$9,707	$11,715
Deferred revenue	9,928	9,455
Promotional	6,109	6,874
Interest payable	2,341	384
Postage & Freight	2,476	1,763
Professional fees	2,734	1,433
Taxes, other than income	1,516	1,632
Self insurance reserves	717	789
Inventory	502	633
Other	5,297	6,253
Total	$41,327	$40,931

Note 11. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2014	December 31, 2013
6.00% Senior Notes	$50,000	$50,000
Other	5,463	6,278
	55,463	56,278
Less current maturities	(50,907)	(952)
	$4,556	$55,326

Return to Top

On May 10, 2013, the Company issued $50.0 million principal amount of 6.00% Senior Notes. The Senior Notes bore interest payable semi-annually in arrears on May 15 and November 15. In connection with the ViSalus recapitalization, the Company amended the indenture governing the Senior Notes to provide for notice of the mandatory redemption of the Senior Notes on the earlier of March 4, 2015 or the date, if any, that the Company consummated a new financing in the amount of at least $50.0 million. In early March 2015, the Company provided the notice of the mandatory redemption of the Senior Notes, which became due and were repaid on March 10, 2015. This amendment was accounted for as a modification in accordance with ASC section 470-50 “Debt -Modifications and Extinguishments.” As a result, the Company was required to a pay a $3.0 million redemption premium in addition to accrued interest on the redemption date. The redemption premium will be expensed on a pro rata basis from September 4, 2014 through the redemption date. As of December 31, 2014, the Company recorded $0.7 million of additional interest expense associated with the redemption premium. The Company has classified the Senior Notes as current. In addition, to secure the obligations under the indenture, the Company granted a security interest to the lender in substantially all of its personal property and certain of its real property.

As of December 31, 2014 and 2013, Silver Star Brands had approximately $4.9 million and $5.5 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

Maturities under debt obligations for the years ending December 31 are as follows (In thousands):
2015	$50,907
2016	954
2017	993
2018	1,039
2019	1,037
Thereafter	533
$55,463

The Company’s debt is recorded at its amortized cost basis which approximates its fair value.

As of December 31, 2014, the Company had a total of $2.4 million available under an uncommitted bank facility to be used for letters of credit through January 31, 2015.  As of December 31, 2014, no amount was outstanding under this facility.

As of December 31, 2014, the Company had $1.1 million in standby letters of credit outstanding that are collateralized with a certificate of deposit and have an expiration date of March 1, 2015.

Note 12. Employee Benefit Plans

The Company has defined contribution employee benefit plans in both the United States and certain of its foreign locations, covering substantially all eligible non-union employees.  Contributions to all such plans are principally at the Company’s discretion.  Total expense related to all defined contribution plans in the United States for the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $1.5 million and $1.6 million, respectively.

Certain of the Company’s non-U.S. subsidiaries provide pension benefits to employees or participate in government sponsored programs.  The cost of these plans or government sponsored programs was $1.7 million, $1.8 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Most employees outside the United States are covered by government sponsored and administered programs. Other contributions to government-mandated programs are not expected to be significant.

Note 13. Commitments and Contingencies

The Company utilizes operating and capital leases for a portion of its facilities and equipment.  Generally, the leases provide that the Company pay real estate taxes, maintenance, insurance and other occupancy expenses applicable to leased premises.  Certain leases provide for renewal for various periods at stipulated rates.

Return to Top

The minimum future rental commitments under operating and capital leases are as follows (In thousands):
For the years ending December 31,
2015	$5,271
2016	4,121
2017	2,800
2018	2,445
2019	2,280
and thereafter	2,188
Total minimum payments required	$19,105

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $5.4 million, $6.5 million and $9.5 million, respectively.

The Company is involved in litigation arising in the ordinary course of business, which, in its opinion, will not have a material adverse effect on its financial position, results of operations or cash flows.

Note 14. Income Taxes

Earnings (loss) from operations before income taxes and noncontrolling interest for the years ended:

(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
United States	$(39,400)	$(35,049)	$(45,352)
Foreign	35,888	41,585	45,703
	$(3,512)	$6,536	$351

Income tax expense (benefit) attributable to continuing operations consists of the following for the years ended:

(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Current income tax expense:
Federal	$(340)	$(1,857)	$(5,989)
State	137	295	(554)
Foreign	6,802	6,505	5,690
	$6,599	$4,943	$(853)
Deferred income tax expense (benefit):
Federal	$14,677	$2,136	$(1,640)
State	(123)	(7)	(315)
Foreign	(82)	(336)	158
	14,472	1,793	(1,797)
	$21,071	$6,736	$(2,650)

Significant components of the Company’s deferred tax assets and liabilities are as follows for the years ended:

Return to Top

(In thousands)	December 31, 2014	December 31, 2013
Deferred tax assets:
Amortization of intangibles	$2,018	$3,173
Accrued expenses and other	1,401	5,994
Allowance for doubtful receivables	1,891	1,217
Employee benefit plans	2,356	2,832
Inventory reserves	353	815
Foreign tax credits	19,588	16,758
Net operating loss	17,575	15,739
Capital loss carryforward	1,442	1,995
Basis difference on investment	40,305	—
Uncertain tax positions	1,121	1,121
Other reserves	251	300
Valuation allowance	(78,209)	(17,067)
	$10,092	$32,877
Deferred tax liabilities:
Prepaid and other	$(13,591)	$(8,640)
Undistributed foreign earnings	(1,109)	(13,451)
Depreciation and amortization	(6,163)	(7,066)
	(20,863)	(29,157)
Net deferred tax asset (liability)	$(10,771)	$3,720

A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of a deferred tax asset is more likely than not. In determining the need for a valuation allowance, the Company assesses all available positive and negative evidence and considers available tax planning strategies. The Company’s valuation allowance relates to certain U.S. and non-U.S. tax loss carryforwards, state loss carryforwards, Foreign Tax Credit carryforwards, Basis Difference on Investments, and a U.S. capital loss carryforward, for which the Company believes, due to various reasons noted below, that it is more likely than not that such benefits will not be realized.

The change in the Company's valuation allowance of $61.1 million is primarily related to the establishment of a valuation for the Foreign Tax Credit carryforward and the Basis Difference on its Investment in ViSalus.

As of December 31, 2014, the Company had Valuation Allowances related to the following:

•
U.S. federal operating loss carryforwards of $5.7 million limited by Internal Revenue Code section 382 with a corresponding deferred tax asset of $2.2 million that will expire on December 31, 2022, offset by a valuation allowance of $1.7 million;

•	U.S. state operating losses of $158.6 million that will begin to expire in 2017 with a corresponding deferred tax asset of $8.1 million, offset by a valuation allowance of $8.1 million;

•	Foreign operating losses of $24.5 million that will begin to expire in 2017 with a corresponding deferred tax asset of $7.2 million, offset by a valuation allowance of $6.7 million;

•	U.S. capital loss carryforward of $4.0 million which will begin to expire in 2017, offset by a valuation allowance of $1.4 million;

•
Foreign Tax Credit carryforward of $19.6 million that is offset in its entirety by a valuation allowance of $19.6 million. During the fourth quarter of 2014, the Company established a full valuation allowance on this carryforward since it was determined that the Company, more likely than not, will not generate sufficient U.S. taxable income to realize its Foreign Tax Credit deferred tax asset within the carryforward period. This determination was primarily due to U.S. cumulative losses in recent years, and the strengthening of the U.S. dollar against the euro which will effect its ability to both repatriate earnings from its European subsidiaries and implement the tax planning strategies that were previously identified.

•
Basis Difference in its Investment in ViSalus of $40.3 million that is offset in its entirety by a $40.3 million valuation allowance which was established as of December 31, 2014. The Company recorded a valuation allowance on this asset as the gain on a potential disposal of the Company’s investment in ViSalus would result in a capital loss and, as of December 31, 2014, the Company does not have capital gains available to utilize this loss; and

•	Other deferred assets of $10.0 million with an offsetting state valuation allowance of $0.3 million.

Return to Top

As of December 31, 2014, the Company determined that $176.5 million of undistributed foreign earnings were not reinvested indefinitely by its non-U.S. subsidiaries.  An accumulated deferred tax liability has been recorded against these undistributed earnings of $1.1 million, which includes the impact of utilization of available foreign tax credits.

As of December 31, 2014, undistributed earnings of foreign subsidiaries considered permanently reinvested, for which deferred income taxes have not been provided, were approximately $96.1 million. Determining the tax liability that would arise if these earnings were remitted is not practicable.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows for the years ended:

(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Tax at statutory rate	$(1,229)	$2,288	$123
Tax effect of:
U.S. state income taxes, net of federal benefit	(35)	148	(1,508)
Tax exempt interest	—	(11)	(22)
Other non-deductible expenses and return to provision adjustments	3,566	135	(2,133)
Dividend from non-consolidating domestic subsidiary	—	852	1,120
Valuation allowance on foreign tax credits	19,588	—	—
Valuation allowance movement on capital loss carryforward	(625)	121	(347)
Change in reserve for tax contingencies	(525)	571	(192)
Non-deductible impairment	1,015	—	—
Foreign dividend and subpart F income	9,782	11,203	15,020
Tax (benefit) on undistributed foreign earnings	(4,653)	(185)	(4,507)
Foreign tax rate differential	(5,813)	(8,386)	(10,204)
	$21,071	$6,736	$(2,650)

The following is a reconciliation of the total amounts of unrecognized tax benefits related to uncertain tax positions, excluding interest and penalties, during the year ended December 31, 2014:

(In thousands)
Balance as of January 1, 2014	$4,035
Gross increases – tax positions prior periods	7
Gross decreases – tax positions prior periods	—
Gross increases – tax positions current period	—
Gross decreases – tax positions current period	—
Decreases – settlements with taxing authorities	(707)
Reductions - lapse of statute of limitations	(544)
December 31, 2014	$2,791

As of December 31, 2014, the Company had $2.8 million of gross unrecognized tax benefits, excluding interest and penalties. This amount represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2014 and 2013, the Company had $4.4 million accrued for the payment of interest and penalties. Interest in the amount of $0.1 million and $0.2 million adversely impacted the current year and the prior year tax rate, respectively.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2014, but the amount cannot be estimated.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction.  The Company’s major taxing jurisdictions include the United States (including the state jurisdictions of California, Connecticut, Illinois, Massachusetts and

Return to Top

Michigan), Canada, Germany and Switzerland.  In the United States, the Company is currently open to examination by the Internal Revenue Service for the year ended December 31, 2013. Additionally, in Canada and Germany the Company is open to examination for fiscal years 2008 through 2013 and is currently under audit in Canada for fiscal years ended January 31, 2009 through 2011 and in Germany for the years ended 2010 to 2012. In Switzerland, the Company is open to examination for years ended 2009 through 2012.

Note 15. Related Party Transactions

The acquisition and recapitalization of ViSalus involves related parties. ViSalus was owned in part by Ropart Asset Management Fund, LLC and related entities (collectively, “RAM”), which owned a significant non-controlling interest in
ViSalus at the time of acquisition and through September 2012. In September 2012, RAM distributed its interest in ViSalus to its members, including Robert B. Goergen (executive Chairman of the Board of Directors), Robert B. Goergen, Jr. (President and Chief Executive Officer) and Todd A. Goergen (son of Robert B. Goergen and brother of Robert B. Goergen, Jr.). Robert B. Goergen beneficially owns approximately 36.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM. Todd A. Goergen is currently a member of the Board of Directors of ViSalus and was a member of the board of ViSalus at the time of the acquisition and recapitalization.

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
Goergen, Jr. and Todd A. Goergen own 8.29%, 0.34% and 2.81%, respectively, of the outstanding capital stock of ViSalus as of December 31, 2014. As of December 31, 2014, ViSalus owed the Company $3.0 million under the Blyth Revolving Loan Agreement. In February 2015, the Company lent an additional $0.8 million to ViSalus, bringing the amount outstanding to $3.8 million.

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
In connection with the recapitalization of ViSalus in September 2014, the Company and ViSalus entered into a new transition services agreement pursuant to which the Company agreed to provide certain transition services to ViSalus, including, general administrative services, certain business support services, payroll services and maintenance of certain insurance policies and employee benefit programs. Transition services will be provided for terms that vary by service and are generally considered sufficient to allow ViSalus to arrange for such services on its own behalf following the recapitalization. The transition services will be provided at a fee that is 6% greater than the Company’s actual, out-of-pocket expenses in providing the applicable transition service. The total cost of services that were provided in 2014 under both the management and transition services agreements was $0.8 million. The estimated management fee for administrative services for 2015 is $0.2 million.

RAM Sublease. For the years ended December 31, 2014 and 2013, RAM paid the Company $0.2 million, respectively, to sublet office space, which the Company believes approximates the fair market rental for the rental period.

Term Loan and the Intercreditor Agreement. The term loan and the intercreditor agreement involve related parties since the term lender is owned by Robert B. Goergen, the executive Chairman of the Board, and Pamela Goergen, Mr. Goergen’s wife and a former member of the Company’s board of directors. See Note 21 to the Consolidated Financial Statements.

Note 16. Stock-Based Compensation

As of December 31, 2014, the Company had one active stock-based compensation plan, the Second Amended and Restated Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. There were 2,040,897 shares authorized for grant as of December 31, 2014, and approximately 1,570,776 shares available for grant under the 2003 Plan. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to

Return to Top

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2012	122,682	$31.06
Granted	60,422	16.08
Vested	(76,883)	28.75
Forfeited	(5,481)	23.65
Nonvested restricted stock and RSUs at December 31, 2013	100,740	$24.25	$1,096
Granted	136,949	9.49
Vested	(71,701)	26.80
Forfeited	(103)	37.55
Nonvested restricted stock and RSUs at December 31, 2014	165,885	$10.95	$1,518
Total restricted stock and RSUs at December 31, 2014	227,257	$17.08	$2,079

Compensation expense related to restricted stock and RSUs for the years ended December 31, 2014, 2013 and 2012 was approximately $1.2 million, $1.7 million and $4.6 million, respectively. The total recognized tax benefit for the years ended December 31, 2014, 2013 and 2012 was approximately $0.4 million, $0.6 million and $1.7 million, respectively. The total intrinsic value of restricted stock and RSUs vested for the years ended December 31, 2014 and 2013 was $0.6 million. The weighted average grant date fair value of restricted stock and RSUs granted during the years ended December 31, 2014, 2013 and 2012 was approximately $9, $16 and $36 per share, respectively. The average grant date fair value of restricted stock and RSUs vested for the years ended December 31, 2014, 2013 and 2012 was approximately $27, $29 and $20 per share, respectively.

As of December 31, 2014, there was $0.5 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.7 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of December 31, 2014 does not consider the effect of stock-based awards that may be issued in subsequent periods.

At December 31, 2013, options to purchase 2,500 shares were vested and exercisable at a weighted average exercise price of 63.37. As of December 31, 2014, all stock options have expired. There were no grants or exercises of stock options for the year ended December 31, 2014.

Note 17. Earnings Per Share

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

The components of basic and diluted earnings per share are as follows for the years ended:

(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Net earnings attributable to Blyth, Inc.	$86,761	$2,433	$44,002
Weighted average number outstanding:
Common shares	16,047	16,141	17,113
Vested restricted stock units	65	55	67
Weighted average number of common shares outstanding:
Basic	16,112	16,196	17,180
Dilutive effect of stock options and non-vested restricted shares units	53	32	67
Diluted	16,165	16,228	17,247
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(1.55)	$(0.03)	$0.16
Net earnings from discontinued operations	6.93	0.18	2.40
Net earnings attributable per share of Blyth, Inc.	$5.38	$0.15	$2.56
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(1.54)	$(0.03)	$0.16
Net earnings from discontinued operations	6.91	0.18	2.39
Net earnings attributable per share of Blyth, Inc.	$5.37	$0.15	$2.55
All weighted average shares outstanding in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 18. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at December 31, 2011	9,204,340	$(426,717)
Treasury stock purchases	694,636	(13,434)
Treasury stock withheld in connection with long-term incentive plan	45,263	(1,623)
December 31, 2012	9,944,239	$(441,774)
Treasury stock purchases	594,582	(9,961)
Treasury stock withheld in connection with long-term incentive plan	18,521	(305)
December 31, 2013	10,557,342	$(452,040)
Treasury stock withheld in connection with long-term incentive plan	14,678	(131)
Balance at December 31, 2014	10,572,020	$(452,171)

Common Stock (In thousands, except shares)	Shares	Amount
Balance at December 31, 2011	25,641,484	$514
Common stock issued for the purchase of additional ViSalus interest	681,324	14
Common stock issued in connection with long-term incentive plan	182,402	2
December 31, 2012	26,505,210	$530
Common stock issued in connection with long-term incentive plan	68,821	2
December 31, 2013	26,574,031	$532
Common stock issued in connection with long-term incentive plan	68,219	1
Balance at December 31, 2014	26,642,250	$533

Return to Top

All share amounts, including shares outstanding and activity of Treasury stock and Common stock have been adjusted retroactively to reflect the two-for-one stock split that took place on June 15, 2012.

Note 19. Segment Information

The Company’s products include an extensive array of decorative and functional household products such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. The Company's products can be found primarily throughout the United States, Canada, Mexico, Europe and Australia. The Company's financial results are reported in two segments: the Candles & Home Décor segment and the Catalog & Internet segment.

Within the Candles & Home Décor segment, the Company designs, manufactures or sources, markets and distributes an extensive line of products including scented candles, candle-related accessories and other fragranced products under the PartyLite® brand. Products in this segment are primarily sold through networks of independent sales consultants. PartyLite brand products are sold primarily in the United States, Canada, Mexico, Europe and Australia.

Within the Catalog & Internet segment, under the Silver Star Brands name, the Company designs, sources and markets a broad range of household convenience items, health, wellness and beauty products, holiday cards, personalized gifts, kitchen accessories, premium photo albums and frames. These products are sold directly to the consumer under the Miles Kimball®, Walter Drake®, Easy Comforts®, As We Change®, Exposures® and Native Remedies® brands. These products are sold in the United States and Canada.

Operating profit in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include cash and cash equivalents, short-term investments, discontinued operations, prepaid income tax, corporate fixed assets, deferred debt costs and other long-term investments, which are not allocated to the business segments. Corporate expenses are allocated to each segment based on budgeted sales.

The geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of fixed assets, based on physical location.

Return to Top

Operating Segment Information

(In thousands)	For the year ended
Financial Information	December 31, 2014	December 31, 2013	December 31, 2012
Net Sales		(3)	(3)(1)
Candles & Home Décor	$347,640	$390,796	$417,266
Catalog & Internet	142,380	143,466	138,714
Total	$490,020	$534,262	$555,980
Earnings (1)
Candles & Home Décor	$7,505	$14,808	$12,276
Catalog & Internet	(408)	(2,918)	(8,261)
Operating profit	7,097	11,890	4,015
Other Expense/(Income) (4)	(10,609)	(5,354)	(3,664)
Earnings (loss) before income taxes and non-controlling interest	$(3,512)	$6,536	$351
Identifiable Assets
Candles & Home Décor	148,658	175,900	188,731
Catalog & Internet	51,393	50,880	51,274
Unallocated Corporate	87,302	140,061	196,109
Total	$287,353	$366,841	$436,114
Capital Expenditures (2)
Candles & Home Décor	1,908	2,819	7,792
Catalog & Internet	922	223	896
Unallocated Corporate	37	19	410
Total	$2,867	$3,061	$9,098
Depreciation and Amortization
Candles & Home Décor	6,139	6,616	6,499
Catalog & Internet	1,974	3,022	3,377
Unallocated Corporate	209	251	256
Total	$8,322	$9,889	$10,132
Geographic Information
Net Sales
United States	$207,659	$222,092	$235,348
International	282,361	312,170	320,632
Total	$490,020	$534,262	$555,980
Long Lived Assets
United States	$42,543	$45,537	$50,277
International	25,723	31,289	30,954
Total	$68,266	$76,826	$81,231

(1)
For the year ended December 31, 2014, earnings within the Candles & Home Décor segment include a one-time fixed asset impairment charge of $0.6 million on certain machinery and equipment located at the Cumbria, United Kingdom facility (See Note 21 to the Consolidated Financial Statements). For the year ended December 31, 2012, earnings within the Catalog & Internet segment include non-cash pre-tax intangibles impairment charges of $0.8 million (See Note 8 to the Consolidated Financial Statements).

(2)	Capital expenditures are presented net of disposals and transfers. The unallocated corporate balance is net of transfers to other divisions.

(3)	As adjusted for discontinued operations (See Note 3 to the Consolidated Financial Statements).

(4)
For the year ended December 31, 2014, the Company recorded a $2.9 million impairment charge on its ViSalus investment. On February 4, 2013, the Company received $10.0 million as a final settlement on a promissory note. As a result of this settlement, the Company recorded an impairment charge in Foreign Exchange and Other expense of $1.6 million, net of other adjustments, to write-down the promissory note to the settlement amount.

Note 20. Selected Quarterly Financial Data (Unaudited)

Return to Top

A summary of selected quarterly information for the year ended December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014 Quarter Ended (In thousands, except per share data)(2)
	March 31	June 30	September 30	December 31
Net sales	$118,239	$104,233	$90,752	$176,796
Gross profit	74,382	63,926	53,495	115,437
Operating profit (loss)	(132)	(2,136)	(11,422)	20,787
Net loss from continuing operations	(724)	(2,680)	(9,571)	(11,951)
Net earnings (loss) from discontinued operations	(2,038)	(1,760)	115,744	(259)
Net earnings (loss) attributable to Blyth, Inc.	$(2,762)	$(4,440)	$106,173	$(12,210)
Basic earnings per share
Net loss from continuing operations	$(0.05)	$(0.17)	$(0.59)	$(0.74)
Net earnings (loss) from discontinued operations	(0.12)	(0.11)	7.17	(0.01)
Net earnings (loss) attributable to Blyth, Inc. (1)	$(0.17)	$(0.28)	$6.58	$(0.75)
Diluted earnings per share
Net loss from continuing operations	$(0.05)	$(0.17)	$(0.59)	$(0.73)
Net earnings (loss) from discontinued operations	(0.12)	(0.11)	7.16	(0.02)
Net earnings (loss) attributable to Blyth, Inc. (1)	$(0.17)	$(0.28)	$6.57	$(0.75)

	December 31, 2013 Quarter Ended (In thousands, except per share data)(2)
	March 31	June 30	September 30	December 31
Net sales	$128,786	$110,209	$97,029	$198,238
Gross profit	79,188	67,167	56,281	132,040
Operating profit (loss)	(421)	(4,054)	(11,548)	27,913
Net earnings (loss) from continuing operations	(717)	(4,000)	(9,106)	13,310
Net earnings (loss) from discontinued operations	3,313	2,642	636	(3,645)
Net earnings (loss) attributable to Blyth, Inc.	$2,596	$(1,358)	$(8,470)	$9,665
Basic earnings per share
Net earnings (loss) from continuing operations	$(0.04)	$(0.25)	$(0.57)	$0.83
Net earnings (loss) from discontinued operations	0.20	0.17	0.04	(0.23)
Net earnings (loss) attributable to Blyth, Inc. (1)	$0.16	$(0.08)	$(0.53)	$0.60
Diluted earnings per share
Net earnings (loss) from continuing operations	$(0.04)	$(0.25)	$(0.57)	$0.83
Net earnings (loss) from discontinued operations	0.20	0.17	0.04	(0.23)
Net earnings (loss) attributable to Blyth, Inc. (1)	$0.16	$(0.08)	$(0.53)	$0.60
(1) The sum of per share amounts for the quarters does not necessarily equal that reported for the year because the computations are made independently.
(2) As adjusted for change in discontinued operations (See Note 3 to the Consolidated Financial Statements).

Note 21. Subsequent Events

PartyLite has in recent years manufactured substantially all of its candles at its facilities in Batavia, Illinois and Cumbria, United Kingdom. On January 13, 2015, as part of the Company's efforts to centralize PartyLite’s manufacturing operations and reduce duplication of functions, the Company's Board of Directors approved PartyLite’s creation of a “Global Center of Excellence” in Batavia, Illinois and the closing of its manufacturing facility located in Cumbria, United Kingdom. The closure of this facility is scheduled to commence in the first quarter of 2015. As of December 31, 2014, the Company has recorded a one-time fixed asset impairment of $0.6 million on certain machinery and equipment located at the Cumbria, United Kingdom facility. All assets have been classified as held and used as of December 31, 2014 as the facility can not be sold in its present condition and there have been no plans to market it. The Company estimates that closing PartyLite’s Cumbria facility will result in total annualized savings of $8.0 million, or $40.0 million over the next five years.  In addition, the Company estimates

Return to Top

that it will incur pre-tax one-time and transitional costs of $6.0 million in the first half of 2015, composed of $2.6 million to shut down the Cumbria facility (including severance costs and equipment removal), $1.2 million for continued overhead at Cumbria while manufacturing is transitioned to Batavia, $1.0 million of capital expenditures and $1.2 million of miscellaneous costs (e.g., equipment upgrades).  The Company does not anticipate that there will be any further material future cash expenditures associated with the closure of the Cumbria manufacturing facility.

On February 9, 2015, the Company announced that its Silver Star Brands business unit acquired certain of the assets of Native Remedies® LLC at a purchase price of $5.0 million. Native Remedies is a direct-to-consumer eCommerce marketer of natural herbal dietary supplements and homeopathic products. The Native Remedies brand will become part of Silver Star Brands. Financial results from the date of the acquisition will be included in the Company's Catalog & Internet segment for reporting purposes.

On March 9, 2015, the Company, together with all of its domestic subsidiaries, except the subsidiary through which it holds its interest in ViSalus (collectively, the “domestic subsidiaries”), entered into a Term Loan and Security Agreement with GFIE, LLC, as term lender. The agreement provides for a five-year term loan in an original principal amount equal to $35.0 million. The obligations under the agreement are secured by, among other assets, (i) a first priority lien on and security interest in PartyLite’s manufacturing facility in Batavia, IL and the intellectual property and various stock and other equity interests owned by the Company and the domestic subsidiaries and (ii) a second priority lien on and security interest in the Company's and the domestic subsidiaries' accounts receivable, inventory, chattel paper, and deposit and securities accounts and PartyLite’s office building in Plymouth, MA. The term loan bears interest at a non-default rate of the greater of 1.00% or LIBOR, in each case plus 5%, payable quarterly in arrears. The principal amount of the term loan will be paid in installments as follows: beginning on March 31, 2016, and continuing on the last day of each calendar quarter thereafter, up to and including December 31, 2019, the Company will pay equal quarterly installments of $437.5 thousand. The entire remaining balance of principal and accrued interest on the term loan, and all other charges and/or amounts then due in connection with the term loan, will be due and payable in full on March 9, 2020. The term loan may be prepaid, in whole or in part, from time to time, without penalty or premium. In addition, commencing in 2017 (based on our 2016 results), the Company is required to prepay the term loan annually in an amount up to 25% of “excess cash flow,” if any. For these purposes, excess cash flow is the Company's consolidated EBITDA for the most recently completed fiscal year, determined as set forth in the term loan, less certain capital expenditures, certain repayments of debt, certain interest expenses, and certain cash and other expenditures.

The term loan contains covenants that restrict, subject to certain exceptions, the Company's and all of its subsidiaries' ability to, among other things: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in certain dispositions or acquisitions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase its common stock; (vii) repay or prepay certain indebtedness; (viii) enter into sale and leaseback transactions; (ix) engage in certain transactions with affiliates; and (x) change the nature of its or any of its subsidiaries’ business. In addition, the term loan (a) requires the Company to maintain a fixed charge coverage ratio (“FCCR”) of 1.0 to 1.0 upon the occurrence of certain events or conditions, (b) with certain exceptions, prohibits the Company from making acquisitions if the FCCR is less than 1.0 to 1.0, and (c) among other conditions, generally prohibits the Company from paying dividends or repurchasing its common stock:

• for amounts in excess of $2.5 million in any twelve-month period;
• at times when there are no loans outstanding under the revolving loan agreement, if availability (on a pro forma basis) is less than $3.0 million; and
• at times when there are loans outstanding under the revolving loan agreement, if (a) availability (on a pro forma basis) is less than the greater of 30.0% of the revolving loan commitment or $2.25 million, (b) immediately after such dividend or repurchase, availability (on a pro forma basis) would be less than the greater of 30.0% of the revolving loan commitment or $2.25 million or (c) the FCCR is less than 1.1 to 1.0.

The Company estimates that its FCCR was less than 1.0 to 1.0 at February 28, 2015. The term loan agreement also contains additional affirmative, negative and financial covenants and events of default.

The proceeds of the term loan, together with available cash, were used to fund the mandatory redemption of the 6.00% Senior Notes.

On March 9, 2015, the Company and the domestic subsidiaries also entered into a Loan and Security Agreement, which it refers to as the revolving loan agreement, with Bank of America, N.A., as revolver lender. The revolving loan agreement provides for an asset-based five-year revolving line of credit facility in an aggregate principal amount up to the lesser of $15.0 million or an amount determined by reference to a “borrowing base,” which deducts such reserves as the revolver lender may require in its reasonable discretion. The Company's borrowing base under the revolving loan agreement will be comprised

Return to Top

principally of specified percentages of eligible inventory, accounts receivables and (once a required appraisal is received) PartyLite’s office building in Plymouth, MA. The obligations under the revolving loan agreement are secured by, among other assets, (i) a first priority lien on and security interest in the Company's and the domestic subsidiaries' accounts receivable, inventory, chattel paper and deposit and securities accounts, as well as PartyLite’s office building in Plymouth, MA, and (ii) a second priority lien on and security interest in various other assets of the Company and the domestic subsidiaries, including PartyLite’s manufacturing facility in Batavia, IL, and its and the domestic subsidiaries' intellectual property and various stock and other equity interests.

The Company estimates that, based on the value of eligible inventory, accounts receivable and PartyLite’s office building in Plymouth, MA, as of January 31, 2015, subject to the receipt of the appraisal of that facility, its borrowing base would have been approximately $13.0 million. As of the date hereof, the Company has not made any borrowings under the revolving loan agreement and has outstanding thereunder only an existing letter of credit for approximately $1.1 million.

Loans under the revolving loan agreement will bear non-default interest at a rate equal to either (i) LIBOR plus an applicable margin ranging from 1.75% to 2.25% or (ii) a base rate equal, at the time of determination, to the greater of (a) the revolver lender’s prime rate; (b) the Federal Funds Rate (as defined) plus 0.50%; or (c) LIBOR for a 30 day interest period plus 1.00%, in each case plus an applicable margin ranging from 0.75% to 1.25%. All loans under the revolving loan agreement will be due and payable in full on March 9, 2020, and may be prepaid, in whole or in part, from time to time, without penalty or premium (except as may be necessary to cover certain funding losses in connection with LIBOR loans). If an overadvance, as determined pursuant to the revolving loan agreement, exists at any time, or accounts receivable are disposed of, the Company will be required to repay a portion of the loans under the revolving loan agreement determined as set forth in the revolving loan agreement.

The revolving loan agreement contains affirmative, negative and financial covenants that are substantially similar to those contained in the term loan agreement and that restrict and impose obligations on the Company and the domestic subsidiaries in the same manner. The revolving loan agreement also contains events of default that are substantially similar to those contained in the term loan agreement.

Loans under the revolving loan agreement will be used primarily for working capital and other general corporate purposes.
The relative rights of the term lender and the revolver lender with respect to their respective liens and remedies are governed by an intercreditor agreement.

The term loan agreement and the intercreditor agreement involve related parties since the term lender is owned by Robert B. Goergen, our executive Chairman of the Board, and Pamela Goergen, Mr. Goergen’s wife and a former member of the Company's board of directors. The term loan was approved by a special committee of the Company's Board of Directors comprised solely of independent directors.  The special committee received legal advice from Wachtell, Lipton, Rosen & Katz and a fairness opinion from Duff & Phelps.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future

Return to Top

periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of December 31, 2014. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

Several Current Report on Form 8-K triggering events occurred within four business days before the filing of this Annual Report on Form 10-K. We are satisfying the obligations under Form 8-K by including the disclosure required thereby in this Item 9B.

Item 2.02 Results of Operations and Financial Condition.

On March 16, 2015, we issued a press release reporting our financial results for the fourth quarter and fiscal year ended December 31, 2014. The information contained in this Item 2.02 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

Item 2.06 Material Impairments.

Our investment in ViSalus was evaluated for impairment at December 31, 2014 and, as a result, a $2.9 million impairment charge was recorded to our ViSalus investment bringing the ending investment value to $6.9 million. See Note 5 to the Consolidated Financial Statements, which is incorporated by reference herein.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;
Compensatory Arrangements of Certain Officers.

(e)     On March 10, 2015, our compensation committee approved the payment of bonuses to Robert B. Goergen, our Chairman of the Board, in the amount of $90,000; to Robert B. Goergen, Jr., our President and Chief Executive Officer, in the amount of $140,000; and to Jane F. Casey, our Vice President and Chief Financial Officer, in the amount of $35,000.

Return to Top

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blyth, Inc. and subsidiaries
We have audited Blyth, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of the Company, and our report dated March 16, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
March 16, 2015

Return to Top

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for our annual meeting of stockholders scheduled to be held on May 8, 2015 (the “Proxy Statement”) under the captions “Nominees for Election as Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Board of Director and Committee Meetings” and is incorporated herein by reference.

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

4.1
Form of Indenture dated as of May 10, 2013 between Registrant and U.S. Bank National Association governing $50,000,000 principal amount of 6.00% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013)

4.1(a)
First Supplemental Indenture by and among Blyth, Inc., as Issuer, the persons signatory thereto as Guarantors and US Bank National Association, as Trustee and Collateral Agent, dated as of September 4, 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)

4.2
Loan and Security Agreement dated as of March 9, 2015, among Blyth, Inc., certain of Blyth, Inc.’s subsidiaries which are signatory thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.3
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of the 9th day of March, 2015, by PartyLite Gifts, Inc. and PartyLite Worldwide, LLC, each as mortgagor, to Bank of America, N.A., as mortgagee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.4
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of the 9th day of March, 2015, by PartyLite Worldwide, LLC, as mortgagor, to Bank of America, N.A., as mortgagee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.5
Environmental Indemnity Agreement made as of March 9, 2015 by Blyth, Inc. and its subsidiaries signatory thereto, for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.6
Trademark Collateral Assignment and Security Agreement dated as of March 9, 2015 by Silver Star Brands, Inc., PartyLite Gifts, Inc., PartyLite Worldwide, LLC, Candle Corporation of America and Bank of America, N.A. (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.7
Patent Collateral Assignment and Security Agreement dated as of March 9, 2015 by PartyLite Worldwide, LLC, Candle Corporation of America and Bank of America, N.A. (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.8
Copyright Collateral Assignment and Security Agreement dated as of March 9, 2015 by Blyth, Inc., its subsidiaries signatory thereto and Bank of America, N.A. (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.9
Domain Name Collateral Assignment and Security Agreement dated as of March 9, 2015 by Blyth, Inc., its subsidiaries signatory thereto and Bank of America, N.A. (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.10
Stock Pledge Agreement dated as of the 9th day of March, 2015, by and between Blyth, Inc., its subsidiaries signatory thereto and Bank of America, N.A. (incorporated by reference to Exhibit 4.10 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

Return to Top

4.11
Term Loan and Security Agreement dated as of March 9, 2015, among Blyth, Inc., its subsidiaries signatory thereto and GFIE, LLC (incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.12
Term Loan Note dated as of March 9, 2015, issued by Blyth, Inc. and its subsidiaries signatory thereto to GFIE, LLC (incorporated by reference to Exhibit 4.12 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.13
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of the 9th day of March, 2015, by PartyLite Gifts, Inc. and PartyLite Worldwide, LLC, each as mortgagor, to GFIE, LLC, as mortgagee (incorporated by reference to Exhibit 4.13 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.14
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of the 9th day of March, 2015, by PartyLite Worldwide, LLC, as mortgagor, to GFIE, LLC, as mortgagee (incorporated by reference to Exhibit 4.14 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.15
Environmental Indemnity Agreement made as of March 9, 2015 by Blyth, Inc. and its subsidiaries signatory thereto for the benefit of GFIE, LLC (incorporated by reference to Exhibit 4.15 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.16
Trademark Collateral Assignment and Security Agreement dated as of March 9, 2015 by Silver Star Brands, Inc., PartyLite Gifts, Inc., PartyLite Worldwide, LLC, Candle Corporation of America and GFIE, LLC (incorporated by reference to Exhibit 4.16 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.17
Patent Collateral Assignment and Security Agreement dated as of March 9, 2015 by PartyLite Worldwide, LLC, Candle Corporation of America and GFIE, LLC (incorporated by reference to Exhibit 4.17 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.18
Copyright Collateral Assignment and Security Agreement dated as of March 9, 2015 by Silver Star Brands, Inc., Candle Corporation of America and GFIE, LLC (incorporated by reference to Exhibit 4.18 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.19
Domain Name Collateral Assignment and Security Agreement dated as of March 9, 2015 by Blyth, Inc., its subsidiaries signatory thereto and GFIE, LLC (incorporated by reference to Exhibit 4.19 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.20
Stock Pledge Agreement dated as of the 9th day of March, 2015, by and between Blyth, Inc., its subsidiaries signatory thereto and GFIE, LLC (incorporated by reference to Exhibit 4.20 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

4.21
Intercreditor Agreement as of March 9, 2015 between Bank of America, N.A., as ABL Secured Party, and GFIE, LLC, as Term Loan Secured Party (incorporated by reference to Exhibit 4.21 to the Registrant’s Current Report on Form 8-K filed March 13, 2015)

10.1+
Amended and Restated Employment Agreement dated as of March 12, 2013 by and between the Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2013)

10.1(a)+
Amendment No. 1, dated as of November 14, 2013, to the Amended and Restated Employment Agreement dated as of March 12, 2013, by and between Registrant and Robert B. Goergen (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 18, 2013)

10.1(b)+
Amendment No. 2, dated as of November 12, 2014, to the Amended and Restated Employment Agreement, dated as of March 12, 2013, by and between Blyth, Inc. and Robert B. Goergen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 18, 2014)

Return to Top

10.2+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert B. Goergen, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.2(a)+
Amendment No. 1, dated as of November 14, 2013, to the Retention and Severance Agreement dated as of December 17, 2010, by and between Registrant and Robert B. Goergen, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 18, 2013)

10.3+
Blyth, Inc. Retention and Severance Agreement dated December 17, 2010 by and between Blyth, Inc. and Robert H. Barghaus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)

10.3(a)+
Letter Agreement and General Release dated August 8, 2014 by and between Blyth, Inc. and Robert H. Barghaus (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 11, 2014)

10.4+
Retention and Severance Agreement dated as of August 11, 2014 by and between Blyth, Inc. and Jane F. Casey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2014)

10.5+
Blyth, Inc. Second Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Schedule 14A, Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed April 3, 2013)

10.6*+	Form of Restricted Stock Unit Agreement under the Blyth, Inc. Second Amended and Restated Omnibus Incentive Plan

10.7+	Blyth Industries, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on December 21, 1999)

10.8
Recapitalization Agreement by and among Blyth, Inc., ViSalus, Inc. and certain holders of the Series B Redeemable Convertible Preferred Stock of ViSalus, Inc. dated as of September 4, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)

10.9
Transition Services Agreement by and between Blyth, Inc. and ViSalus, Inc. dated as of September 4, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)

10.10
Consent Agreement by and among Blyth, Inc. and the beneficial holders of Blyth’s 6.00% Senior Notes due 2017 in the aggregate principal amount outstanding of $50,000,000 dated as of September 4, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)

10.11
Collateral Agreement dated as of September 4, 2014 by and among the Grantors party thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed September 8, 2014)

10.12
Revolving Loan Agreement, dated as of October 16, 2014 by and between Blyth, Inc. and ViSalus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 20, 2014)

10.13
Intercreditor Agreement, dated as of October 16, 2014, by and among Blyth, Inc., ViSalus, Inc., the founders of ViSalus and Robert Goergen (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 20, 2014)

21.1*	List of Subsidiaries.

Return to Top

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release reporting financial results for the fourth quarter and fiscal year ended December 31, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.

Return to Top

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLYTH, INC.

By: /s/ Robert B. Goergen, Jr.
Name: Robert B. Goergen, Jr.
Title: President and Chief Executive Officer
Date:  March 16, 2015

Return to Top

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Goergen, Jr.	President and Chief Executive Officer;	March 16, 2015
Robert B. Goergen, Jr.	Director (Principal Executive Officer)

/s/ Jane F. Casey	Vice President and Chief Financial Officer	March 16, 2015
Jane F. Casey	(Principal Financial Officer)

/s/ Joseph T. Cirillo	Vice President, Controller and Chief Accounting Officer	March 16, 2015
Joseph T. Cirillo	(Principal Accounting Officer)

/s/ Robert B. Goergen	Chairman of the Board	March 16, 2015
Robert B. Goergen

/s/ Jane A. Dietze	Director	March 16, 2015
Jane A. Dietze

/s/ Andrew Graham	Director	March 16, 2015
Andrew Graham

/s/ Brett M. Johnson	Director	March 16, 2015
Brett M. Johnson

Director
Ilan Kaufthal

/s/ James M. McTaggart	Director	March 16, 2015
James M. McTaggart

/s/ Howard E. Rose	Director	March 16, 2015
Howard E. Rose

/s/ James Williams	Director	March 16, 2015
James Williams

Return to Top

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
(In thousands)
For the year ended 12/31/2012
Allowance for doubtful accounts	$380	$1,354	$(460)		$1,274
Income tax valuation allowance	19,083	320	—		19,403

For the year ended 12/31/2013
Allowance for doubtful accounts	$1,274	$5,546	$(2,888)		$3,932
Income tax valuation allowance	19,403	1,460	(3,797)	(a)	17,066

For the year ended 12/31/2014
Allowance for doubtful accounts	$3,932	$6,790	$(5,241)		$5,481
Income tax valuation allowance	17,066	61,157	(14)		78,209

(a) $3,201 of deductions relates to valuation allowance associated with expiring capital losses.