Form 10-Q
period 2015-03-31
BLYTH INC
filed 2015-05-05
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
           (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
16,136,163 Common Shares as of April 30, 2015

Return to Top

Return to Top

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
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
• our ability to manufacture candles at required quantity and quality levels, including any impact from the recent fire at PartyLite’s manufacturing facility in Batavia, IL;
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

Return to Top

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

We operate in a very competitive and rapidly changing environment, where new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any of our forward-looking statements. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this quarterly report may not occur, and our actual results could differ materially and adversely from those anticipated, estimated or implied in any forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Additional factors that could cause our actual results to differ materially from our forward-looking statements are set forth in this quarterly report, especially under the heading “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related Notes.

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

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
	March 31, 2015	December 31, 2014
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,658	$94,329
Short-term investments	—	18,961
Accounts receivable, less allowance for doubtful receivables of $5,407 and $5,481, respectively	12,545	11,133
Inventories	44,948	45,784
Prepaid assets	13,428	15,168
Deferred income taxes	763	—
Other current assets	8,035	7,515
Total current assets	144,377	192,890
Property, plant and equipment, at cost:
Less accumulated depreciation of $136,340 and $152,287, respectively	64,087	68,266
Other assets:
Investments	7,951	7,951
Goodwill	5,881	2,298
Other intangible assets, net of accumulated amortization of $15,400 and $15,372, respectively	7,950	6,593
Deferred income taxes	279	624
Other assets	11,031	8,731
Total other assets	33,092	26,197
Total assets	$241,556	$287,353
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,352	$50,907
Accounts payable	18,075	23,358
Accrued expenses	37,542	41,327
Income taxes payable	1,618	1,193
Deferred income taxes	3,585	4,086
Other current liabilities	3,643	8,387
Total current liabilities	65,815	129,258
Long-term debt, less current maturities	38,901	4,556
Deferred income taxes	13,621	7,309
Other liabilities	11,681	12,087

Stockholders' equity:
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,727,166 shares and 26,642,250 shares, respectively	535	533
Additional contributed capital	170,247	169,897
Retained earnings	390,995	403,463
Accumulated other comprehensive income	1,460	11,849
Treasury stock, at cost, 10,591,003 shares and 10,572,020 shares, respectively	(452,316)	(452,171)
Total stockholders' equity	110,921	133,571
Noncontrolling interest	617	572
Total equity	111,538	134,143
Total liabilities and equity	$241,556	$287,353
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Loss
(Unaudited)
	Three months ended
(In thousands, except per share data)	March 31, 2015	March 31, 2014

Net sales	$103,726	$118,239
Cost of goods sold	45,190	43,857
Gross profit	58,536	74,382
Selling	50,012	54,654
Administrative and other expense	17,661	19,860
Total operating expense	67,673	74,514
Operating loss	(9,137)	(132)
Other expense (income):
Interest expense	2,200	977
Interest income	(188)	(52)
Foreign exchange and other, net	1,399	221
Total other expense	3,411	1,146
Loss from continuing operations before income taxes and noncontrolling interest	(12,548)	(1,278)
Income tax benefit	(170)	(642)
Loss from continuing operations	(12,378)	(636)
Loss from discontinued operations, net of income tax expense	—	(2,038)
Net loss	(12,378)	(2,674)
Less: Net earnings attributable to noncontrolling interests	90	88
Net loss attributable to Blyth, Inc.	$(12,468)	$(2,762)
Basic and Diluted loss per share:
Net loss from continuing operations	$(0.77)	$(0.04)
Net loss from discontinued operations	—	(0.13)
Net loss attributable per share of Blyth, Inc.	$(0.77)	$(0.17)
Weighted average number of shares outstanding	16,142	16,080
Cash dividend declared per share	$—	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
	Three months ended
(In thousands)	March 31, 2015	March 31, 2014
Net loss	$(12,378)	$(2,674)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,589)	810
Net unrealized gain (loss) on certain investments	44	(12)
Net unrealized gain on cash flow hedging instruments	233	20
Less: Reclassification adjustments for (gain) loss included in net income	(77)	39
Other comprehensive income (loss)	(10,389)	857
Total comprehensive loss, net of tax	(22,767)	(1,817)
Less: net earnings attributable to noncontrolling interests	90	88
Comprehensive loss attributable to Blyth, Inc.	$(22,857)	$(1,905)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
For the three months ended March 31, 2014:
Balance at January 1, 2014	$532	$168,732	$312,036	$16,362	$(452,040)	$406	$46,028
Net earnings (loss) for the period			(2,762)			88	(2,674)
Distribution to noncontrolling interest						(45)	(45)
Accretion to redemption value for ViSalus redeemable preferred stock			(511)				(511)
Other comprehensive income				857			857
Stock-based compensation		419					419
Dividends paid ($0.05 per share)			(805)				(805)
Treasury stock purchases (1)					(83)		(83)
Balance, March 31, 2014	$532	$169,151	$307,958	$17,219	$(452,123)	$449	$43,186

For the three months ended March 31, 2015:
Balance at January 1, 2015	$533	$169,897	$403,463	$11,849	$(452,171)	$572	$134,143
Net earnings (loss) for the period			(12,468)			90	(12,378)
Distribution to noncontrolling interest						(45)	(45)
Other comprehensive loss				(10,389)			(10,389)
Stock-based compensation	2	350					352
Treasury stock purchases (1)					(145)		(145)
Balance, March 31, 2015	$535	$170,247	$390,995	$1,460	$(452,316)	$617	$111,538
(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
(In thousands)	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Loss from continuing operations	$(12,378)	$(636)
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,907	2,148
Loss on sale of assets	244	19
Stock-based compensation expense	352	419
Deferred income taxes	(297)	(1,255)
Loss on impairment of assets	385	—
Changes in operating assets and liabilities:
Accounts receivable	(1,730)	(1,435)
Inventories	(209)	1,438
Prepaid and other	642	(3,051)
Other long-term assets	(2,250)	381
Accounts payable	(5,465)	(8,862)
Accrued expenses	(2,312)	2,897
Income taxes payable	(635)	(129)
Other liabilities and other	(2,042)	(5,935)
Net cash used in operating activities of continuing operations	(23,788)	(14,001)
Net cash used in operating activities of discontinued operations	—	(7,561)
Net cash used in operating activities	(23,788)	(21,562)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(522)	(739)
Purchases of long-term investments	—	(32)
Proceeds from sale of short-term investments	19,002	—
Proceeds from sales of assets	11	—
Payment for purchase of business	(4,951)	—
Net cash provided by (used in) investing activities of continuing operations	13,540	(771)
Net cash used in investing activities of discontinued operations	—	(73)
Net cash provided by (used in) investing activities	13,540	(844)
Cash flows from financing activities:
Borrowings on long-term debt	35,000	—
Repayments on long-term debt	(50,178)	(164)
Payments on capital lease obligations	(48)	(96)
Distributions to noncontrolling interest	(45)	(45)
Net cash used in financing activities of continuing operations	(15,271)	(305)
Effect of exchange rate changes on cash	(4,152)	71
Net decrease in cash and cash equivalents	(29,671)	(22,640)
Cash and cash equivalents at beginning of period	94,329	106,933
Cash and cash equivalents at end of period	$64,658	$84,293

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
 (Unaudited)
Blyth, Inc. (the “Company”) is a multi-channel company primarily focused on the direct-to-consumer market. The Company's products include an extensive array of decorative and functional household products, such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. The Company’s products can primarily be found throughout the United States, Canada, Mexico, Europe and Australia. The Company's financial results are reported in two segments: the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Silver Star Brands).

Note 1. Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed balance sheet data for the year ended December 31, 2014 were derived from audited financial statements, but do not include all disclosures required by GAAP.

The unaudited condensed financial statements include the accounts of the Company and its subsidiaries. The Company’s Catalog & Internet subsidiaries operate on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. The Company consolidates entities in which it owns or controls more than 50% of the voting shares and/or investments where the Company has been determined to have control. The portion of the entity not owned by the Company is reflected as the noncontrolling interest within the Equity section of the Condensed Consolidated Balance Sheets. All inter-company balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for the fair presentation of the Company's condensed consolidated financial position as of March 31, 2015, the condensed consolidated results of its operations for the three months ended March 31, 2015 and 2014, and the condensed consolidated statement of cash flows for the three months ended March 31, 2015 and 2014. These interim statements should be read in conjunction with the Company's Condensed Consolidated Financial Statements for the year ended December 31, 2014, as set forth in the Company's Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Recently Issued Accounting Guidance

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. The new guidance will be applied on a retrospective basis to each prior reporting period presented. Upon transition, the Company will be required to comply with applicable disclosures for a change in accounting principle. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The impact of this adoption is limited to reclassification of accounts within the condensed consolidated financial position and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. The new standard is effective for annual reporting periods beginning after December 15, 2015. The standard permits the use of applying changes prospectively and retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations and related disclosures.

Return to Top

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which requires an entity to recognize the amount of revenue which it expects to be entitled to for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of the adoption on its condensed consolidated financial position, results of operations and related disclosures.

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of Accumulated other comprehensive income (loss) (“AOCI”) in the financial statements:

(In thousands)	March 31, 2015			March 31, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$(3,914)	$(6,675)	$(10,589)	$537	$273	$810
Net unrealized gain (loss) on certain investments	68	(24)	44	(18)	6	(12)
Net unrealized gain (loss) on cash flow hedging instruments	358	(125)	233	30	(10)	20
Less: Reclassification adjustments for (gain) loss included in net income	(118)	41	(77)	61	(22)	39
Other comprehensive income (loss)	$(3,606)	$(6,783)	$(10,389)	$610	$247	$857

The components of AOCI, net of tax, for the three months ended March 31, 2015 are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized gain (loss) on cash flow hedging instruments	Net Investment Hedge gain	Total
Beginning balance at January 1, 2015	$6,565	$194	$244	$4,846	$11,849
Other comprehensive income (loss) before reclassifications	(10,589)	44	233	—	(10,312)
Less: amounts reclassified from accumulated other comprehensive income (loss) (1) (2)	—	(57)	134	—	77
Net current period other comprehensive income (loss)	(10,589)	101	99	—	(10,389)
Ending balance at March 31, 2015	$(4,024)	$295	$343	$4,846	$1,460
(1) All amounts net of a 35% tax rate.
(2) Reclassified from AOCI into Foreign exchange and other, net and Cost of goods sold.

Note 2. Restructuring and Impairment Charges

PartyLite has in recent years manufactured substantially all of its candles at its facilities in Batavia, Illinois and Cumbria, United Kingdom. On January 13, 2015, as part of the Company's efforts to centralize PartyLite’s manufacturing operations and reduce duplication of functions, the Company's Board of Directors approved PartyLite’s creation of a “Global Center of Excellence” in Batavia, Illinois and the closing of its manufacturing facility located in Cumbria, United Kingdom. The closure of this facility commenced in the first quarter of 2015. As of March 31, 2015, the Company has recorded total restructuring charges of $2.5 million for the Cumbria, United Kingdom facility closure, which includes $1.5 million of severance, $0.4 million of fixed asset write-offs and $0.6 million in other charges. All assets have been classified as held and used as of March 31, 2015 as the facility can not be sold in its present condition and has not been marketed as of March 31, 2015.

Note 3. Discontinued Operations

The Company has early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08").

Return to Top

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
On October 17, 2014, the Company and ViSalus entered into a revolving loan agreement (the "Blyth Revolving Loan Agreement") pursuant to which the Company agreed to lend ViSalus up to $6.0 million. Loans under the Blyth Revolving Loan Agreement bear interest at a rate of 10% per annum. Interest will be paid monthly and there will be no higher default rate of interest. The revolving loan involves related parties. Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen own 8.29%, 0.34% and 2.81%, respectively, of the outstanding capital stock of ViSalus. On October 17, 2014, the founders of ViSalus and Robert B. Goergen (the “Founder Lenders”) entered into a substantially similar loan agreement with ViSalus (the “Founder Revolving Loan Agreement”) pursuant to which they made a revolving credit facility available to ViSalus in an amount up to $6.0 million on terms that are substantially identical to the terms of the Blyth Revolving Loan Agreement. Loans made under the Blyth Revolving Loan Agreement and loans made under the Founder Revolving Loan Agreement will be made at the same time in equal amounts and will rank equally with each other. As of March 31, 2015, ViSalus owed the Company $3.8 million under the Blyth Revolving Loan Agreement.
As a result of its reduced ownership in ViSalus, the Company does not consolidate ViSalus's results in the Company's financial statements; rather, the ViSalus investment is recorded on a cost basis subject to annual impairment reviews to ensure the investment is properly stated. As of March 31, 2015 the fair value of the ViSalus investment was $6.9 million. ViSalus operating results are presented as discontinued operations in the Condensed Consolidated Financial Statements and results of operations for the three months ended March 31, 2014.

The following table details the net loss of discontinued operations for the three months ended March 31, 2014:

(In thousands)	2014
Net sales	$57,431
Cost of goods sold	18,333
Selling, administrative and other expenses	41,607
Other income and expenses	(185)
Loss before income taxes and noncontrolling interest	(2,324)
Income tax expense	192
Less: Net loss attributable to noncontrolling interests	(478)
Net loss attributable to discontinued operations	$(2,038)

Note 4. Financing Receivables

During 2012, Silver Star Brands entered into an agreement with a financial services company to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. New financing originations, which represent the amounts of financing provided by the service provider to customers, were approximately $6.7 million and $6.5 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company's net financing receivables balances were $7.1 million and $7.2 million, respectively. This balance is recorded in accounts receivable in the Condensed Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

Silver Star Brands maintains an allowance to cover expected financing receivable credit losses and evaluates credit loss expectations based on its total portfolio. The allowance for credit losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past due and accrue interest 30 days after the first initial billing cycle when a payment due date is missed or only a partial payment is received. As of March 31, 2015 and December 31, 2014, the allowance for credit losses was $4.7 million and $4.8 million, respectively. Provisions for the allowance of credit losses are recorded to selling expenses for product sales. Provisions for the allowance of interest income from financing or late fees is charged directly against net sales within the Condensed Consolidated Statements of Loss. For the three months ended March 31, 2015, provisions recorded to selling expense for product sales were $1.4 million and provisions recorded directly against sales for interest income and late fees were $0.5 million. The Company continues to monitor broader economic indicators and their potential impact on future loss performance. The Company has an

Return to Top

extensive process to manage its exposure to customer credit risk, including active management of credit lines and its collection activities. Based on its assessment of the customer financing receivables, the Company believes it is adequately reserved. Write-offs were 2.8% and 1.8% of 2015 and 2014 sales, respectively. The Company's policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

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

The following table summarizes the changes in the allowance for financing receivables credit losses for the respective periods:

(In thousands)	March 31, 2015	December 31, 2014
Allowance for financing receivable credit losses:
Balance at the beginning of period	$4,767	$2,988
Provision for credit losses	1,925	7,279
Write-offs	(1,998)	(5,639)
Recoveries	47	139
Balance at the end of period	$4,741	$4,767

The following table summarizes the age of Silver Star Brands' customer financing receivables, gross, including interest and other finance charges, as of March 31, 2015:

(In thousands)	Current	Past Due 1 - 90 Days	91 - 180 Days	Total
Financing Receivables	$7,376	$3,226	$1,259	$11,861

Note 5. Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates its fair value.

The Company’s investments as of March 31, 2015 consisted of a number of financial securities, including certificates of deposit, and a 10% ownership interest in a former subsidiary now treated as a cost investment. The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	March 31, 2015			December 31, 2014
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI
Investment in ViSalus	$6,850	$6,850	$—	$6,850	$6,850	$—
Certificates of deposit	1,101	1,101	—	1,101	1,101	—
Short-term bond mutual funds	—	—	—	19,092	18,961	(131)
Total investments	$7,951	$7,951	$—	$27,043	$26,912	$(131)
(1) The cost basis represents the actual amount paid less any permanent impairment of that asset.

Included in long-term investments are certificates of deposit of $1.1 million as of March 31, 2015 and December 31, 2014, respectively. Prior to March 9, 2015, these certificates of deposit were held as collateral for the Company’s outstanding standby letters of credit. These investments are recorded at fair value which approximates cost; interest earned on these is recorded in Interest income in the Condensed Consolidated Statements of Loss.

The Company accounts for its noncontrolling interest in ViSalus on a cost basis under ASC 325. This transactions involves related parties as discussed in Note 13 to the Condensed Consolidated Financial Statements.

Return to Top

As of December 31, 2014, the Company held $19.0 million of short-term bond mutual funds, which were classified as short-term available for sale investments. Unrealized losses on these investments that are considered temporary are recorded in AOCI.  These securities are valued based on quoted prices in active markets. As of December 31, 2014, the Company recorded $0.1 million in unrealized losses, net of tax.

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of March 31, 2015 and December 31, 2014, the fair value of these securities was $1.0 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Condensed Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains and losses on the sale of available for sale investments recorded in Foreign exchange and other within the Condensed Consolidated Statements of Loss for the three months ended March 31, 2015 and 2014. Gains and losses reclassified from AOCI, net to foreign exchange, in the Condensed Consolidated Statement of Loss are calculated using the specific identification method.

(In thousands)	March 31, 2015	March 31, 2014
Net proceeds	$19,002	$—
Realized losses	$(90)	$—

Note 6. Inventories

The major components of Inventories are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Raw materials	$3,435	$3,259
Finished goods	41,513	42,525
Total	$44,948	$45,784

As of March 31, 2015 and December 31, 2014, the inventory valuation reserves totaled $5.4 million and $5.0 million, respectively.

Note 7. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of its foreign operations, intercompany payables and loans. The Company does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of March 31, 2015, there were no outstanding net investment hedges. The cumulative net after-tax gain related to net investment hedges in AOCI as of March 31, 2015 and December 31, 2014 was $4.1 million, respectively.

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges; as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable of occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at March 31, 2015 for cash flow hedges was $0.3 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized gain included in AOCI at December 31, 2014 for cash flow hedges was $0.2 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within

Return to Top

the Condensed Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through October 2015.

The table below details the fair value and location of the Company’s hedges in the Condensed Consolidated Balance Sheets:

(In thousands)	March 31, 2015		December 31, 2014
Derivatives designated as hedging instruments	Accrued Expenses	Prepaid Assets	Prepaid Assets
Foreign exchange forward contracts in an asset position	$1	$527	$405
Foreign exchange forward contracts in a liability position	(14)	—	(8)
Net derivatives at fair value	$(13)	$527	$397

For the three months ended March 31, 2015 and 2014, the Company recorded gains of $0.2 million and losses of $0.1 million, respectively, related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity recorded to Cost of goods sold and reclassified from AOCI to the Company’s cash flow hedges for three months ended March 31, are as follows:

Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	2015	2014	2015	2014
Foreign exchange forward contracts	$440	$(4)	$288	$(79)

Note 8. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired. As of March 31, 2015, there were no indications that a review was necessary.

As of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

On February 9, 2015, Silver Star Brands acquired certain of the assets and assumed certain liabilities of Native Remedies LLC (“Native Remedies”) for approximately $5.0 million. Native Remedies® is a direct-to-consumer eCommerce marketer of natural herbal dietary supplements and homeopathic products. The asset purchase agreement includes a provision requiring Silver Star Brands to pay contingent consideration on sales of Native Remedies products to the extent such sales exceed a threshold during the 12-month period from March 1, 2015 and there is no cap on the amount of the contingent consideration. As of March 31, 2015, no amounts have been accrued under this provision since sales of Native Remedies products are not expected to exceed the threshold. The agreement also requires the payment of $0.5 million to the former owners of Native Remedies for consulting services. This amount has been considered compensation and will be expensed over the service period. The Native Remedies brand is part of Silver Star Brands. Financial results from the date of the acquisition are included in the Company's Catalog & Internet segment for reporting purposes. As of March 31, 2015, the carrying amount of the Company’s goodwill within the Catalog & Internet segment was $3.6 million.

Other intangible assets include indefinite-lived trade names, trademarks, formulations and customer relationships related to the Company’s acquisition of Native Remedies, Miles Kimball and Walter Drake, which are reported in the Catalog & Internet segment. The Company does not amortize the indefinite-lived trade names, trademarks and formulations, but rather tests for impairment annually and upon the occurrence of a triggering event.

For the quarter ended March 31, 2015, the acquisition of Native Remedies included $1.0 million of formulation intangibles as well as $0.6 million of trade names. These assets are accounted for as indefinite-lived intangibles.

During the quarter ended March 31, 2015, the Exposures brand under the Silver Star Brands business experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name was determined to be partly impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of

Return to Top

$0.2 million to Administrative and other expenses in the Condensed Consolidated Statements of Loss reducing the carrying value to $0.4 million.

Other intangible assets within the Catalog & Internet segment include the following:

(In thousands)	Indefinite-lived trade names, formulations and trademarks	Customer relationships
Other intangibles at gross value	$28,100	$15,400
Accumulated amortization	—	(15,373)
Impairments	(21,534)	—
Other intangibles at December 31, 2014	$6,566	$27
Additions	1,556	—
Impairments	(172)	—
Amortization	—	(27)
Other intangibles at March 31, 2015	$7,950	$—

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  For the three months ended March 31, 2015 and 2014, amortization expense was insignificant and $0.1 million, respectively.

Note 9. Fair Value Measurements

The fair-value hierarchy established in ASC 820 prioritizes the inputs used in valuation techniques into three levels as follows:

Level-1 – Observable inputs – quoted prices in active markets for identical assets and liabilities

Level-2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data

Level-3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of  March 31, 2015 and December 31, 2014, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Certificates of deposit	$1,101	$—	$1,101	$—
Foreign exchange forward contracts	528	—	528	—
Deferred compensation plan assets (1)	992	992	—	—
Total	$2,621	$992	$1,629	$—
Financial liabilities
Foreign exchange forward contracts	$(14)	$—	$(14)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to employees in Other liabilities.

Return to Top

(In thousands)	Balance as of March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Short-term bond mutual funds	$18,961	$18,961	$—	$—
Certificates of deposit	1,101	—	1,101	—
Foreign exchange forward contracts	405		405
Deferred compensation plan assets (1)	962	962	—	—
Total	$21,429	$19,923	$1,506	$—
Financial liabilities
Foreign exchange forward contracts	$(8)	$—	$(8)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to employees in Other liabilities.

The Company values its investments in equity securities within the deferred compensation plan and its investments in short-term bond mutual funds using level 1 inputs, by obtaining quoted prices in active markets.  The deferred compensation plan assets consist of shares of mutual funds. The Company also enters into both cash flow and fair value hedges by purchasing foreign currency exchange forward contracts. These contracts are valued using level 2 inputs, primarily observable forward foreign exchange rates. The certificates of deposit that are used to collateralize some of the Company’s letters of credit have been valued using information classified as level 2, as these are not traded on the open market and are held unsecured by one counterparty.

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

The fair value of the Company’s long-lived assets, primarily property, plant and equipment, is reviewed whenever events or changes in circumstances indicate that carrying amounts of a long-lived assets may not be recoverable. Management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. For the three months ended March 31, 2015, loss within the Candles & Home Décor segment included asset impairment charges of $0.4 million on certain machinery and equipment held and used at the Cumbria, United Kingdom facility (see Note 2 to the Condensed Consolidated Financial Statements). Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.  Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets' carrying values exceed its aggregate fair values.

The valuation of these assets uses a significant amount of management’s judgment and uses information provided by third parties. The local real estate market, regional comparatives, estimated concessions and transaction costs are all considered when

Return to Top

determining the fair value of these assets. Due to the nature of this information and the assumptions made by management, the Company has classified the inputs used in valuing these assets as level 3.

Note 10. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	March 31, 2015	December 31, 2014
Compensation and benefits	$9,609	$9,707
Deferred revenue	8,914	9,928
Promotional	8,681	6,109
Interest payable	125	2,341
Postage & Freight	942	2,476
Professional fees	1,220	2,734
Taxes, other than income	1,780	1,516
Self insurance reserves	586	717
Inventory	307	502
Other	5,378	5,297
Total	$37,542	$41,327

Note 11. Long-Term Debt

On May 10, 2013, the Company issued $50.0 million principal amount of 6.00% Senior Notes. In connection with the ViSalus recapitalization, the Company amended the indenture governing the Senior Notes to provide for notice of the mandatory redemption of the Senior Notes on the earlier of March 4, 2015 or the date, if any, that the Company consummated a new financing in the amount of at least $50.0 million. In early March 2015, the Company provided the notice of the mandatory redemption of the Senior Notes, which became due and were repaid on March 10, 2015. This amendment was accounted for as a modification in accordance with ASC section 470-50 “Debt -Modifications and Extinguishments.” As a result, the Company was required to a pay a $3.0 million redemption premium in addition to accrued interest on the redemption date. The redemption premium was expensed on a pro rata basis from September 4, 2014 through the redemption date. For the quarter ended March 31, 2015, the Company recorded $1.0 million of additional interest expense associated with the redemption premium. To secure the obligations under the indenture, the Company granted a security interest to the lender in substantially all of its personal property and certain of its real property.

On March 9, 2015, the Company, together with all of its domestic subsidiaries, except the subsidiary through which it holds its interest in ViSalus (collectively, the “domestic subsidiaries”), entered into a Term Loan and Security Agreement with GFIE, LLC, as term lender. The agreement provides for a five-year term loan in an original principal amount equal to $35.0 million. The obligations under the agreement are secured by, among other assets, (i) a first priority lien on and security interest in PartyLite’s manufacturing facility in Batavia, IL and the intellectual property and various stock and other equity interests owned by the Company and the domestic subsidiaries and (ii) a second priority lien on and security interest in the Company's and the domestic subsidiaries' accounts receivable, inventory, chattel paper and deposit and securities accounts, as well as PartyLite’s office building in Plymouth, MA. The term loan bears interest at a non-default rate of the greater of 1.00% or LIBOR, in each case plus 5%, payable quarterly in arrears. The principal amount of the term loan will be paid in installments as follows: beginning on March 31, 2016, and continuing on the last day of each calendar quarter thereafter, up to and including December 31, 2019, the Company will pay equal quarterly installments of $437.5 thousand. The entire remaining balance of principal and accrued interest on the term loan, and all other charges and/or amounts then due in connection with the term loan, will be due and payable in full on March 9, 2020. The term loan may be prepaid, in whole or in part, from time to time, without penalty or premium. In addition, commencing in 2017 (based on our 2016 results), the Company is required to prepay the term loan annually in an amount up to 25% of “excess cash flow,” if any. For these purposes, excess cash flow is the Company's consolidated EBITDA for the most recently completed fiscal year, determined as set forth in the term loan, less certain capital expenditures, certain repayments of debt, certain interest expenses, and certain cash and other expenditures.

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

Return to Top

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

The FCCR was less than 1.0 to 1.0 at March 31, 2015. The term loan agreement also contains additional affirmative, negative and financial covenants and events of default.

The proceeds of the term loan, together with available cash, were used to fund the mandatory redemption of the 6.00% Senior Notes.

On March 9, 2015, the Company and the domestic subsidiaries also entered into a Loan and Security Agreement, which it refers to as the revolving loan agreement, with Bank of America, N.A., as revolver lender. The revolving loan agreement provides for an asset-based five-year revolving line of credit facility in an aggregate principal amount up to the lesser of $15.0 million or an amount determined by reference to a “borrowing base,” which deducts such reserves as the revolver lender may require in its reasonable discretion. The Company's borrowing base under the revolving loan agreement will be comprised principally of specified percentages of eligible inventory, accounts receivables and PartyLite’s office building in Plymouth, MA. The obligations under the revolving loan agreement are secured by, among other assets, (i) a first priority lien on and security interest in the Company's and the domestic subsidiaries' accounts receivable, inventory, chattel paper and deposit and securities accounts, as well as PartyLite’s office building in Plymouth, MA, and (ii) a second priority lien on and security interest in various other assets of the Company and the domestic subsidiaries, including PartyLite’s manufacturing facility in Batavia, IL, and its and the domestic subsidiaries' intellectual property and various stock and other equity interests.

Based on the value of eligible inventory, accounts receivable and PartyLite’s office building in Plymouth, MA, as of March 31, 2015, the Company's borrowing base was $13.9 million. As of March 31, 2015, the Company has not made any borrowings under the revolving loan agreement and has outstanding thereunder only an existing letter of credit for approximately $0.9 million.

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

As of March 31, 2015 and December 31, 2014, Silver Star Brands had approximately $4.7 million and $4.9 million, respectively,

Return to Top

of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis which approximates its fair value.

As of March 31, 2015, the Company had $0.9 million in standby letters of credit outstanding that are collateralized by the revolving loan agreement and have an expiration date of March 1, 2016.

Note 12. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2015 was 1.4% which resulted in an income tax benefit of $0.2 million on a loss from operations of $12.5 million. This compares to 50.2% for the three months ended March 31, 2014, which resulted in a tax benefit of $0.6 million on a loss from operations of $1.3 million. The low tax rate benefit this year, as compared to the U.S. statutory tax rate, is primarily a result of no tax benefit being realized on certain foreign and U.S. net operating losses.

Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2015, but the amount cannot be estimated.

Note 13. Related Party Transactions

The acquisition and recapitalization of ViSalus involved related parties. ViSalus was owned in part by Ropart Asset Management Fund, LLC and related entities (collectively, “RAM”), which owned a significant non-controlling interest in
ViSalus at the time of acquisition and through September 2012. In September 2012, RAM distributed its interest in ViSalus to its members, including Robert B. Goergen (executive Chairman of the Board of Directors), Robert B. Goergen, Jr. (President and Chief Executive Officer) and Todd A. Goergen (son of Robert B. Goergen and brother of Robert B. Goergen, Jr.). Robert B. Goergen beneficially owns approximately 36.0% of the Company’s outstanding common stock, and together with members of his family, owns substantially all of RAM. Todd A. Goergen is currently a member of the Board of Directors and an executive officer of ViSalus and was such at the time of the acquisition and recapitalization.

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
Goergen, Jr. and Todd A. Goergen own 8.29%, 0.34% and 2.81%, respectively, of the outstanding capital stock of ViSalus as of March 31, 2015. As of March 31, 2015, ViSalus owed the Company $3.8 million under the Blyth Revolving Loan Agreement.

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

RAM Sublease. For the three months ended March 31, 2015 and 2014, RAM paid the Company $49.4 thousand and $43.6 thousand, respectively, to sublet office space, which the Company believes approximates the fair market rental for the rental period.

Term Loan and the Intercreditor Agreement. The term loan and the intercreditor agreement involve related parties since the term lender is owned by Robert B. Goergen, the executive Chairman of the Board, and Pamela Goergen, Mr. Goergen’s wife and a former member of the Company’s board of directors.

Return to Top

Note 14. Stock-Based Compensation

As of March 31, 2015, the Company had one active stock-based compensation plan, the Second Amended and Restated Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. There were 2,040,897 shares authorized for grant as of March 31, 2015, and approximately 1,521,703 shares available for grant under the 2003 Plan. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Loss for the three months ended March 31, 2015 and 2014 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2014	165,885	$10.95	$1,518
Granted	49,073	7.70
Vested	(76,075)	12.42
Nonvested restricted stock and RSUs at March 31, 2015	138,883	$9.00	$1,054
Total restricted stock and RSUs at March 31, 2015	191,414	$15.65	$1,453

Compensation expense related to restricted stock and RSUs for the three months ended March 31, 2015 and 2014 was approximately $0.4 million and total recognized tax benefit was $0.1 million, respectively.

As of March 31, 2015, there was $0.6 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.8 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of March 31, 2015 does not consider the effect of stock-based awards that may be issued in subsequent periods.

Note 15. Loss Per Share

Vested restricted stock units issued under the Company’s stock-based compensation plans participate in a cash equivalent of the dividends paid to common shareholders and are not considered contingently issuable shares. Accordingly, these RSUs are included in the calculation of basic and diluted loss per share as common stock equivalents. RSUs that have not vested and are subject to a risk of forfeiture are included solely in the calculation of diluted loss per share.

Return to Top

The components of basic and diluted loss per share are as follows:

	Three months ended
(In thousands)	March 31, 2015	March 31, 2014
Net loss attributable to Blyth, Inc.	$(12,468)	$(2,762)
Weighted average number outstanding:
Common shares	16,087	16,022
Vested restricted stock units	55	58
Weighted average number of common shares outstanding:
Basic and diluted	16,142	16,080

Basic and diluted loss per share:
Net loss from continuing operations	$(0.77)	$(0.04)
Net loss from discontinued operations	—	(0.13)
Net loss attributable per share of Blyth, Inc.	$(0.77)	$(0.17)

Note 16. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2014	10,557,342	$(452,040)
Treasury stock withheld in connection with long-term incentive plan	14,678	(131)
December 31, 2014	10,572,020	$(452,171)
Treasury stock withheld in connection with long-term incentive plan	18,983	(145)
Balance at March 31, 2015	10,591,003	$(452,316)

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2014	26,574,031	$532
Common stock issued in connection with long-term incentive plan	68,219	1
December 31, 2014	26,642,250	$533
Common stock issued in connection with long-term incentive plan	84,916	2
Balance at March 31, 2015	26,727,166	$535

Note 17. Segment Information

The Company’s products include an extensive array of decorative and functional household products, such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. The Company's products can be found primarily throughout the United States, Canada, Mexico, Europe and Australia. The Company's financial results are reported in two segments: the Candles & Home Décor segment and the Catalog & Internet segment.

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

Operating loss in all segments represents net sales less operating expenses directly related to the business segments and corporate expenses allocated to the business segments.  Other expense includes Interest expense, Interest income, and Foreign exchange and other which are not allocated to the business segments.  Identifiable assets for each segment consist of assets used directly in its

Return to Top

operations and intangible assets, if any, resulting from purchase business combinations.  Unallocated Corporate within the identifiable assets include cash and cash equivalents, short-term investments, discontinued operations, prepaid income tax, corporate fixed assets, deferred debt costs and other long-term investments, which are not allocated to the business segments. Corporate expenses are allocated to each segment based on budgeted sales.

The geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of fixed assets, based on physical location.

Operating Segment Information

(In thousands)	Three months ended
Financial Information	March 31, 2015	March 31, 2014
Net Sales
Candles & Home Décor	$65,691	$80,859
Catalog & Internet	38,035	37,380
Total	$103,726	$118,239
Earnings
Candles & Home Décor	$(6,348)	$1,230
Catalog & Internet	(2,789)	(1,362)
Operating profit	(9,137)	(132)
Other Expense/(Income)	(3,411)	(1,146)
Loss before income taxes and non-controlling interest	$(12,548)	$(1,278)

Identifiable Assets	March 31, 2015	December 31, 2014
Candles & Home Décor	140,255	148,658
Catalog & Internet	51,663	51,393
Unallocated Corporate	49,638	87,302
Total	$241,556	$287,353

Note 18. Subsequent Events

In late April 2015, PartyLite’s manufacturing facility in Batavia, IL suffered a fire in a portion of the facility. The Company's preliminary assessment is that the fire will not materially disrupt PartyLite’s manufacturing operations, but in light of the recentness of the fire, that preliminary assessment is subject to change as the Company continues to evaluate the impact of the fire.

Return to Top

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-channel company primarily focused on the direct-to-consumer market. Our products include an extensive array of decorative and functional household products, such as candles, accessories, seasonal decorations, household convenience items and personalized gifts, as well as health, wellness and beauty related products. Our products can be found primarily throughout the United States, Canada, Mexico, Europe and Australia. Our financial results are reported in two segments: the Candles & Home Décor segment (PartyLite) and the Catalog & Internet segment (Silver Star Brands).

On September 4, 2014, we entered into a recapitalization agreement with the ViSalus founders and certain other preferred stockholders to exchange the ViSalus redeemable preferred stock for ViSalus common stock, which reduced our ownership in ViSalus from approximately 80.9% to 10.0%. This transaction is more fully detailed in Note 3 to the Condensed Consolidated Financial Statements. The results of operations for ViSalus have been presented as discontinued operations for all periods presented.

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

Results of operations - Three months ended March 31, 2015 versus 2014

Net Sales

Net sales decreased 12%, or approximately $14.5 million, to $103.7 million for the three months ended March 31, 2015 from $118.2 million in the comparable prior year period primarily due to a decrease in the Candles & Home Décor segment.

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite decreased $15.2 million, or 19%, to $65.7 million for the three months ended March 31, 2015 from $80.9 million in the comparable prior year period. This decline was principally due to a decrease at PartyLite Europe of 20%, or down 3% in local currency, and a decrease at PartyLite North America of 22%. These declines were principally due to a reduction in consultant counts which resulted in a lower number of shows.

PartyLite's European active independent sales consultants decreased to approximately 25,500 at March 31, 2015 from approximately 27,200 at March 31, 2014. North American active independent sales consultants decreased to approximately 12,500 at March 31, 2015 from approximately 14,500 at March 31, 2014.

Net Sales – Catalog & Internet Segment

Net sales for Silver Star Brands increased $0.6 million, or 2%, to $38.0 million for the three months ended March 31, 2015 from $37.4 million in the comparable prior year period principally due to sales in the Native Remedies product line, which was acquired in February 2015. Partly offsetting this increase was decreases in existing catalog sales and lower freight revenue.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $15.9 million, or 21%, to $58.5 million for the three months ended March 31, 2015 from $74.4 million for the quarter ended March 31, 2014. This decrease was principally due to the impact of lower sales. In addition, gross profit was negatively impacted by restructuring costs associated with the Cumbria, United Kingdom facility closure of $2.5 million, an increase in excess and obsolete reserves and higher freight expenses. Gross margin decreased to 56.4% for the three months ended March 31, 2015 from 62.9% for the comparable prior year period primarily due to restructuring charges, excess and obsolete inventory expenses and increased freight expenses.

Blyth’s consolidated selling expenses decreased $4.7 million, or approximately 9%, to $50.0 million for the three months ended March 31, 2015 from $54.7 million for the quarter ended March 31, 2014. This decrease was primarily due to lower commission expenses at PartyLite associated with their sales decline.  Selling expenses as a percentage of net sales increased to

Return to Top

48.2% for the three months ended March 31, 2015 from 46.2% for the comparable prior year period. This increase was mainly due to the impact of a lower sales base.

Blyth’s consolidated administrative and other expenses decreased $2.2 million, or 11%, to $17.7 million for the three months ended March 31, 2015 from $19.9 million for the quarter ended March 31, 2014. This decline was principally due to lower administrative overhead and other cost saving initiatives throughout the company. Administrative expenses as a percentage of net sales increased to 17.0% for the three months ended March 31, 2015 from 16.8% for the comparable prior year period. This increase was mainly due to the impact of a lower sales base.

Blyth’s consolidated operating loss increased $9.0 million to $9.1 million for the three months ended March 31, 2015 from $0.1 million for the quarter ended March 31, 2014. This increase was principally due to increased losses at both PartyLite and Silver Star Brands.

Operating Profit (Loss) – Candles & Home Décor Segment

Operating loss for PartyLite was $6.3 million for the three months ended March 31, 2015 versus operating profit of $1.2 million for the comparable prior year period. This decrease was principally due to the impact of sales declines at PartyLite Europe and PartyLite North America and the aforementioned Cumbria, United Kingdom restructuring charges of $2.5 million.  In addition, PartyLite Europe was affected by the stronger U.S. dollar, which negatively impacted the first quarter profits by approximately $1.0 million. These decreases were partly offset by cost reduction programs. Corporate expenses charged to PartyLite were $2.2 million for the three months ended March 31, 2015 and $2.9 million for the comparable prior year period.

Operating Loss – Catalog & Internet Segment

Operating loss for Silver Star Brands was $2.8 million for the three months ended March 31, 2015 versus a $1.4 million loss for the comparable prior year period. This increased loss was due to integration costs associated with Native Remedies of $0.6 million, higher freight expenses and the impact of lower net sales. Corporate expenses charged to Silver Star Brands were $1.1 million for the three months ended March 31, 2015 and 2014.

Other Expense (Income)

Interest expense increased $1.2 million to $2.2 million for the three months ended March 31, 2015 from $1.0 million in the prior quarter. This increase was principally due to charges associated with the debt modification of our 6.00% $50.0 million Senior Notes, which were originally due in 2017, of $1.0 million and accelerated amortization of previously deferred costs of $0.3 million. Partly offsetting these fee increases was the impact of lower outstanding debt this quarter as compared to the comparable prior year period.

Interest income increased $0.1 million to $0.2 million for the three months ended March 31, 2015 from $0.1 million in the comparable prior year period, mainly due to interest received from ViSalus under the Blyth Revolving Loan Agreement.

Foreign exchange and other expense was $1.4 million for the three months ended March 31, 2015 compared to income of $0.2 million in the comparable prior year period. This increased expense was due to foreign exchange losses mainly resulting from the U.S. dollar strengthening.

Income tax benefit decreased $0.4 million to $0.2 million for the three months ended March 31, 2015 from $0.6 million in the three months ended March 31, 2014. The effective tax rate was 1.4% in 2015 compared to 50.2% for 2014. The decrease in the effective tax rate was due primarily to valuation allowances recorded on foreign tax credits and U.S. operating losses.

The net loss from discontinued operations for the three months ended March 31, 2014 was $2.0 million.

The net earnings attributable to noncontrolling interests remained constant at $0.1 million for the three months ended March 31, 2015 and 2014.

Net loss attributable to Blyth, Inc. increased $9.7 million to $12.5 million for the three months ended March 31, 2015 from $2.8 million in the comparable prior year period.  This increased loss is primarily attributable to higher other expenses of $2.3 million and increased operating loss of $9.0 million.

Return to Top

Liquidity and Capital Resources

Cash and cash equivalents decreased $29.6 million to $64.7 million at March 31, 2015 from $94.3 million at December 31, 2014. This decrease in cash was primarily attributed to cash used from continuing operations, net repurchase of long-term debt, purchase of a business and foreign exchange losses. These payments were partly offset by proceeds from the sale of short-term investments. Cash held in foreign locations was approximately $39 million and $47 million as of March 31, 2015 and December 31, 2014, respectively.

Net cash used in operating activities from continuing operations was $23.8 million for the three months ended March 31, 2015 compared to $14.0 million for the three months ended March 31, 2014. The increase in cash used in operations reflects a decline in operating profits. Included in net losses for the three months ended March 31, 2015 were non-cash charges for depreciation and amortization of $1.9 million and stock-based compensation of $0.4 million.

Net cash provided by investing activities from continuing operations was $13.5 million for the three months ended March 31, 2015, compared to cash used in investing activities of $0.8 million for the three months ended March 31, 2014. Cash provided by investing activities this year mainly reflects proceeds from the sale of short-term investments of $19.0 million partly offset by the payment for the purchase of business of $5.0 million and capital expenditures of $0.5 million. Prior year's cash used in investing activities included capital expenditures of $0.7 million.

Net cash used in financing activities from continuing operations for the three months ended March 31, 2015 was $15.3 million compared to $0.3 million for the three months ended March 31, 2014. This year’s activity gives effect to the repayment of the $50.0 million principal amount of Senior Notes in March 2015, partly offset by the proceeds from the $35.0 million term loan, which was used, along with available cash, to repay the Senior Notes.

We will continue to monitor carefully our cash position, and will only make additional repurchases of treasury shares and pay dividends when we have sufficient cash surpluses available and are permitted to do so under the terms of our revolving loan agreement and term loan. Our revolving loan agreement and term loan currently prohibit us from paying dividends and repurchasing our common stock.

A significant portion of our business is outside of the United States. A significant downturn in our business in our international markets would adversely impact our ability to generate operating cash flows. In addition, if the U.S. dollar continues to strengthen, this could lead to a decline in the amount of translated cash repatriated from Europe. Operating cash flows would also be negatively impacted if we experienced difficulties in the recruitment, retention and our ability to maintain the productivity of our independent consultants. Management's key areas of focus have included stabilizing and increasing the consultant base within PartyLite through training and promotional incentives. PartyLite has had several continuous years of decline in the United States and Canada. While we are making efforts to stabilize and increase the number of active independent sales consultants within PartyLite, it may be difficult to do so. If PartyLite's consultant count continues to decline it will have a negative impact on our liquidity and financial results.

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

On March 9, 2015, we, together with all of our domestic subsidiaries, except the subsidiary through which we hold our interest in ViSalus, entered into a term loan and security agreement, which we refer to as the term loan, with GFIE, LLC, as term lender. The agreement provides for a five-year term loan in an original principal amount equal to $35.0 million. The obligations under the term loan are secured by, among other assets, (i) a first priority lien on and security interest in PartyLite’s manufacturing facility in Batavia, IL, intellectual property and various stock and other equity interests and (ii) a second priority lien on and security interest in all accounts receivable, inventory, chattel paper and deposit and securities accounts, as well as PartyLite’s office building in Plymouth, MA. The term loan bears interest at a rate of the greater of 1.00% or LIBOR, in each case plus 5%. The principal amount of the term loan will be paid in installments as follows: beginning on March 31, 2016, and continuing on the last day of each calendar quarter thereafter, up to and including December 31, 2019, we will pay equal quarterly installments of $437,500. The entire remaining balance of principal and accrued interest on the term loan, and all other charges and/or amounts then due in connection with the term loan, will be due and payable in full on March 9, 2020. The term loan may be prepaid, in whole or in part, from time to time, without penalty or premium. In addition, commencing in 2017 (based on our 2016 results), we are required to prepay the term loan annually in an amount up to 25% of “excess cash flow,” if any. For these purposes, excess cash flow is our consolidated EBITDA for the most recently completed fiscal year, determined as set forth in the term loan, less certain capital expenditures, certain repayments of debt, certain interest expenses, and certain cash and other expenditures.

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

Our FCCR was less than 1.0 to 1.0 at March 31, 2015. The term loan also contains certain additional affirmative, negative and financial covenants and events of default.

On March 9, 2015, we and the domestic subsidiaries also entered into a loan and security agreement, which we refer to as the revolving loan agreement, with Bank of America, N.A., as revolver lender. The revolving loan agreement provides for an asset-based five-year revolving line of credit facility in an aggregate principal amount up to the lesser of $15.0 million or an amount determined by reference to a “borrowing base,” which deducts such reserves as the revolver lender may require in its reasonable discretion. Our borrowing base under the revolving loan agreement will be comprised principally of specified percentages of eligible inventory, accounts receivables and PartyLite’s office building in Plymouth, MA. The obligations under the revolving loan agreement are secured by, among other assets, (i) a first priority lien on and security interest in accounts receivable, inventory, chattel paper and deposit and securities accounts, as well as PartyLite’s office building in Plymouth, MA, and (ii) a second priority lien on and security interest in various other assets, including PartyLite’s manufacturing facility in Batavia, IL, and our intellectual property and various stock and other equity interests.

Based on the value of eligible inventory, accounts receivable and PartyLite’s office building in Plymouth, MA, as of March 31, 2015, our borrowing base was $13.9 million. As of March 31, 2015, we have not made any borrowings under the revolving loan agreement and have outstanding thereunder only an existing letter of credit for approximately $0.9 million.

Return to Top

Advances under the revolving loan agreement will bear interest at a rate equal to either (i) LIBOR plus an applicable margin ranging from 1.75% to 2.25% or (ii) a base rate equal, at the time of determination, to the greater of (a) the revolver lender’s prime rate; (b) the Federal Funds Rate (as defined) plus 0.50%; or (c) LIBOR for a 30 day interest period plus 1.00%, in each case plus an applicable margin ranging from 0.75% to 1.25%. All loans under the revolving loan agreement will be due and payable in full on March 9, 2020, and may be prepaid, in whole or in part, from time to time, without penalty or premium (except as may be necessary to cover certain funding losses in connection with LIBOR loans). If an overadvance, as determined pursuant to the revolving loan agreement, exists at any time, or accounts receivable are disposed of, we will be required to repay a portion of the loans under the revolving loan agreement determined as set forth in the revolving loan agreement.

The revolving loan agreement contains affirmative and negative covenants that are substantially similar to those contained in the term loan and that restrict us and our domestic subsidiaries, and impose obligations on us and them, in the same manner. The revolving loan agreement also contains certain customary events of default that are substantially similar to those contained in the term loan. Loans under the revolving loan agreement will be used primarily for working capital and other general corporate purposes.

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

As of March 31, 2015, we had $0.9 million in standby letter of credit outstanding that is collateralized by the revolving loan agreement and has an expiration date of March 1, 2016.

As of March 31, 2015 and December 31, 2014, Silver Star Brands had approximately $4.7 million and $4.9 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize foreign exchange forward contracts for operational purposes.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first three months of 2015. For a discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Return to Top

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have operations outside of the United States and sell our products worldwide.  Our activities expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by us. We enter into contracts with only those counterparties that we deem to be creditworthy, with the intention of limiting these risks and also in order to mitigate our non-performance risk. International sales represented 52% of total sales for the three months ended March 31, 2015.

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of March 31, 2015, we held a long-term cost basis investment in ViSalus of approximately $6.9 million which may be subject to future impairments based upon ViSalus' performance.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed. The cumulative net after-tax gain related to net investment hedges in AOCI as of March 31, 2015 and December 31, 2014 was $4.1 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges; as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable of occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at March 31, 2015 for cash flow hedges is $0.3 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax gain included in AOCI at December 31, 2014 for cash flow hedges was $0.2 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of March 31, 2015:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$3,850	$1.25	$527

The outstanding foreign exchange contracts have maturity dates through October 2015.

Return to Top

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred an operating loss and net loss for the three months ended March 31, 2015 and our success depends on our ability to improve our financial and operational performance.

We had an operating loss and net loss of $9.1 million and $12.5 million, respectively, for the quarter ended March 31, 2015. Our ability to improve our financial and operational performance depends upon a number of factors, including our ability to recruit, retain and motivate consultants; reverse declines in our net sales and earnings; implement our cost savings programs and other initiatives an d achieve anticipated savings and benefits; reinvest certain of those savings effectively in our business, while effectively managing our cost base; improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence; and appropriately address the other factors described below in “Risk Factors.”

The failure by our businesses to respond appropriately to changing consumer preferences and demand for new products or product enhancements could harm our business, financial condition and results of operations.

Our ability to increase our sales and earnings depends on numerous factors, including market acceptance of our existing products and the successful introduction of new products. Sales of PartyLite's candles and accessories and Silver Star Brands' consumer products fluctuate according to changes in consumer preferences. If our businesses are unable to anticipate, identify or react to changing preferences, our sales may decline. PartyLite's candles represent a substantial portion of our sales. If consumer demand for these products decreases significantly, then our business, financial condition and results of operations would be harmed. In addition, if our businesses miscalculate consumer tastes and are no longer able to offer products that appeal to their customers, their brand images may suffer and sales and earnings would decline.

PartyLite depends upon sales by its independent sales force to drive its business, and its failure to continue to recruit, retain and motivate consultants would harm its business and our financial condition and results of operations.

Return to Top

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

The loss by PartyLite of a significant number of its consultants for any reason could negatively impact the sales of its products, impair its ability to recruit new consultants and harm our business, financial condition and results of operations. During 2014, the total number of PartyLite’s consultants declined to approximately 48,000 at December 31, 2014 from approximately 52,100 at December 31, 2013. In addition, the total number of PartyLite’s consultants declined from approximately 46,200 at March 31, 2014 to approximately 43,100 at March 31, 2015.

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

PartyLite's consultants are independent contractors and, accordingly, PartyLite is not in a position to provide the same direction, motivation and oversight as it could if they were its employees. As a result, there can be no assurance that PartyLite's consultants will participate in its marketing strategies or plans, accept the introduction of new products or comply with policies and

Return to Top

procedures. Extensive federal, state, local and foreign laws regulate our businesses, products and programs. While we have implemented policies and procedures that are designed to govern consultant conduct so that they comply with this regulatory regime, it can be difficult to enforce these policies and procedures because of the large number of consultants and their independent status. Violations by our consultants of applicable laws or of our policies and procedures could reflect negatively on our products and operations, harm our business reputation or lead to the imposition of penalties or claims.

If PartyLite is unable to manufacture its candles at required levels of quantity and quality, then our business, financial condition and results of operations could be harmed.

PartyLite manufactures substantially all of its candles at its manufacturing facility in Batavia, IL. As a result, PartyLite depends upon the uninterrupted and efficient operation of one manufacturing facility. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation, maintenance and operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies. If PartyLite's manufacturing facility were to experience a catastrophic loss, it would disrupt our operations and could result in personal injury or property damage, damage relationships with PartyLite's consultants and customers or result in large expenses to repair or replace the facility, as well as result in other liabilities and adverse impacts. In late April 2015, PartyLite’s manufacturing facility in Batavia, IL suffered a fire in a portion of the facility. Our preliminary assessment is that the fire will not materially disrupt PartyLite’s manufacturing operations, but in light of the recentness of the fire, that preliminary assessment is subject to change as we continue to evaluate the impact of the fire. If PartyLite were to become unable to provide candles in required volumes and at suitable quality levels we would be required to identify and obtain acceptable replacement third party manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of candles would result in loss of sales by PartyLite, which could negatively impact our business, financial condition and results of operations. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers instead of PartyLite for the manufacture of its candles could have an adverse effect on sales or result in increased product returns.

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

PartyLite's promotional and compensation programs are subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States and the equivalent provincial and federal government agencies in Canada and

Return to Top

in the other countries in which it operates. We are subject to the risk that, in one or more markets, our party plan programs could be found not to be in compliance with applicable law or regulations. Regulations applicable to direct selling organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization's products rather than investments in the organization or other non-retail, non-product sales related criteria. The regulatory requirements concerning party plan programs do not include “bright line” rules, and therefore, even in jurisdictions where we believe that our compensation programs are in compliance with applicable laws or regulations, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our compensation programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

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

Any product liability claim brought against any of our businesses, with or without merit, could result in an increase of our product liability insurance rates. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. In addition, such liability claims could cause our customers to lose confidence in our products and stop purchasing our products, which would harm our business, financial condition and results of operations.

All of our businesses are subject to risks from increased competition, and our failure to maintain our competitive position

Return to Top

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

In many markets, other direct selling companies already have significant market penetration which may have the effect of desensitizing the local population to a new opportunity from PartyLite, or to make it more difficult for us to attract qualified consultants. Even if PartyLite is able to commence operations in new markets, there may not be a sufficient population of individuals who are interested in direct selling in general or our business model in particular. We believe our future success will depend in part on our ability to seamlessly integrate PartyLite's compensation plans across all markets where legally permissible. There can be no assurance, however, that we will be able to utilize our compensation plans seamlessly in all existing or future markets.

Return to Top

We face diverse risks in our international business.

We depend on international sales for a substantial amount of our total revenue. For the three months ended March 31, 2015 and the year ended December 31, 2014, revenue from outside the United States represented 52% and 58%, respectively, of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future and we plan to expand further into international markets. During 2014 and into 2015, our results of operations were negatively impacted by the significant increase in the value of the U.S. dollar against the euro. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

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

PartyLite monitors and reviews the compliance of its consultants with their respective policies and procedures as well as the laws and regulations applicable to their businesses. From time to time, some consultants fail to adhere to these policies and procedures. In such cases, PartyLite may take disciplinary action against that consultant based on the facts and circumstances of the particular case, which may include, for example, warnings for minor violations to termination of the relationship for more serious violations. From time to time, we become involved in litigation with a former consultant who voluntarily terminated their relationship or whose relationship has been terminated. Sometimes those former consultants have become associated with one of our competitors and that competitor may join in the action. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, we may become involved in litigation of this nature that results in a large cash award against us. Our competitors have also been involved in this type of litigation and, in some cases, class actions, where the result has been a large cash award against the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by former consultants against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain consultants. We believe that compliance by consultants with our policies and procedures is critical to the integrity of our business, and, therefore, we will continue to be aggressive in enforcing them. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has an adverse effect on our business.

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

Return to Top

We may experience disruptions to the transportation channels used to distribute or import our products, including increased airport and shipping port congestion, lack of transportation capacity, increased fuel expenses and a shortage of manpower. Disruptions in our container shipments may result in increased costs, including the additional use of air freight to meet demand. Silver Star Brands' profitability during the first quarter of 2015 was negatively impacted by increased outbound freight rates as well as the recent West Coast port strike, with higher order cancellations and additional shipping costs related to backorders. Congestion in ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs.

Our profitability may be affected by shortages or increases in the cost of raw materials.

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in production requirements, weather or other factors, including supply disruptions due to production or transportation delays. PartyLite sources petroleum-based paraffin wax (which is used to manufacture candles) from several suppliers. While the price of crude oil is only one of several factors impacting the price of paraffin, it is possible that fluctuations in oil prices may have a material adverse effect on the cost and availability of petroleum-based products used in the manufacture or transportation of PartyLite's products. In recent years, substantial cost increases for certain raw materials, such as paraffin, soy and paper, negatively impacted our profitability, and the global supply of paraffin has declined. There can be no assurance that PartyLite will have continued access to an adequate supply of paraffin or alternative fuels or that it will able to identify and procure an adequate supply of a suitable replacement if required to do so. In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems and other measures to reduce production of greenhouse gases, in response to the potential impacts of climate change. These measures may have an indirect effect on us by affecting the prices of products made from fossil fuels, including paraffin. Given the wide range of potential future climate change regulations and their effects on these raw materials, the potential indirect impact to our operations is uncertain. In addition, climate change might contribute to severe weather in the locations where fossil fuel-based raw materials are produced, such as increased hurricane activity in the Gulf of Mexico, which could disrupt the production, availability or pricing of these raw materials. Volatility in the prices of raw materials could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for products to cover any increased costs, and any price increases we implement may result in lower sales volumes. If our businesses are not successful in managing ingredient costs, if they are unable to increase their prices to cover increased costs or if such price increases reduce their sales volume, then such increases could harm our business, financial condition and results of operations.

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

Return to Top

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

The asset-based revolving loan agreement and term loan contain covenants that restrict, subject to certain exceptions, our and our domestic subsidiaries’ ability to, among other things: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in certain dispositions or acquisitions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase our common stock; (vii) repay certain indebtedness; (viii) enter into sale and leaseback transactions; (ix) engage in certain transactions with affiliates; and (x) change the nature of our or our domestic subsidiaries’ business. In addition, the revolving loan agreement and term loan (a) require us to maintain a fixed charge coverage ratio (“FCCR”) of 1.0 to 1.0 upon the occurrence of certain events or conditions, (b) with certain exceptions, prohibit us from making acquisitions if the FCCR is less than 1.0 to 1.0, and (c) among other conditions, prohibit us from paying dividends or repurchasing our common stock under certain circumstances. Our FCCR was less than 1.0 to 1.0 at March 31, 2015. The term loan also requires us to make certain prepayments out of "excess cash flow" starting in 2017. The revolving loan agreement and term loan also contains certain additional affirmative, negative and financial covenants and events of default.

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

Return to Top

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

Return to Top

A breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, hardware, processes, associated sites or service providers could have a material adverse impact on our business or reputation.

Numerous and evolving cybersecurity threats pose a potential risk to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our data. Since the techniques used in these cyber-attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. Our information technology systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third party providers’ databases or systems. If the information technology systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability or disclosure of our business, customer, consultant or other information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

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

Return to Top

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

Return to Top

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended March 31, 2015.

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	1,005,578
February 1, 2015 - February 28, 2015	—	—	—	1,005,578
March 1, 2015 - March 31, 2015	—	—	—	1,005,578
Total	—	$—	—	1,005,578
(1) On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of March 31, 2015, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. Our revolving loan agreement and term loan limit and restrict our ability to repurchase our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

Return to Top

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other information

A Current Report on Form 8-K triggering event occurred within four business days before the filing of this Quarterly Report on Form 10-Q. We are satisfying the obligations under Form 8-K by including the disclosure required thereby in this Item 5.

Item 2.02 Results of Operations and Financial Condition.

On May 5, 2015, we issued a press release reporting our financial results for the quarterly period ended March 31, 2015. The information contained in this Item 2.02 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

Return to Top

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release reporting financial results for the quarter ended March 31, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	May 5, 2015	By:/s/Robert B. Goergen, Jr.
Robert B. Goergen, Jr.
President and Chief Executive Officer

Date:	May 5, 2015	By:/s/Jane F. Casey
Jane F. Casey
Vice President and Chief Financial Officer

Date:	May 5, 2015	By:/s/Joseph T. Cirillo
Joseph T. Cirillo
Vice President, Controller and Chief Accounting Officer