Form 10-Q
period 2015-06-30
BLYTH INC
filed 2015-08-06
CIK 921503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
           (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
16,138,413 Common Shares as of July 31, 2015

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

We operate in a very competitive and rapidly changing environment, where new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any of our forward-looking statements. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this quarterly report may not occur, and our actual results could differ materially and adversely from those anticipated, estimated or implied in any forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Additional factors that could cause our actual results to differ materially from our forward-looking statements are set forth in this quarterly report, especially under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related Notes.

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

Return to Top

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
	June 30, 2015	December 31, 2014
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,900	$94,329
Short-term investments	—	18,961
Accounts receivable, less allowance for doubtful receivables of $5,699 and $5,481, respectively	12,291	11,133
Inventories	53,839	45,784
Prepaid assets	13,516	15,168
Deferred income taxes	814	—
Other current assets	9,149	7,515
Assets held for sale	3,508	—
Total current assets	147,017	192,890
Property, plant and equipment, at cost:
Less accumulated depreciation of $133,536 and $152,287, respectively	60,115	68,266
Other assets:
Investments	6,850	7,951
Goodwill	5,872	2,298
Other intangible assets, net of accumulated amortization of $15,400 and $15,372, respectively	7,951	6,593
Deferred income taxes	518	624
Other assets	10,915	8,731
Total other assets	32,106	26,197
Total assets	$239,238	$287,353
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,360	$50,907
Accounts payable	24,898	23,358
Accrued expenses	34,451	41,327
Income taxes payable	1,224	1,193
Deferred income taxes	3,569	4,086
Other current liabilities	3,849	8,387
Total current liabilities	69,351	129,258
Long-term debt, less current maturities	38,669	4,556
Deferred income taxes	11,364	7,309
Other liabilities	11,711	12,087

Stockholders' equity:
Common stock - authorized 50,000,000 shares of $0.02 par value; issued 26,729,416 shares and 26,642,250 shares, respectively	535	533
Additional contributed capital	170,378	169,897
Retained earnings	382,164	403,463
Accumulated other comprehensive income	6,717	11,849
Treasury stock, at cost, 10,591,003 shares and 10,572,020 shares, respectively	(452,322)	(452,171)
Total stockholders' equity	107,472	133,571
Noncontrolling interest	671	572
Total equity	108,143	134,143
Total liabilities and equity	$239,238	$287,353
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Loss
(Unaudited)
	Three months ended		Six months ended
(In thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net sales	$87,989	$104,233	$191,716	$222,471
Cost of goods sold	36,125	40,307	81,316	84,163
Gross profit	51,864	63,926	110,400	138,308
Selling	41,508	47,587	91,520	102,240
Administrative and other expense	17,453	18,475	35,113	38,336
Total operating expense	58,961	66,062	126,633	140,576
Operating loss	(7,097)	(2,136)	(16,233)	(2,268)
Other expense (income):
Interest expense	790	1,014	2,990	1,991
Interest income	(83)	(98)	(270)	(150)
Foreign exchange and other, net	292	(132)	1,690	88
Total other expense	999	784	4,410	1,929
Loss from continuing operations before income taxes and noncontrolling interest	(8,096)	(2,920)	(20,643)	(4,197)
Income tax expense (benefit)	637	(327)	467	(968)
Loss from continuing operations	(8,733)	(2,593)	(21,110)	(3,229)
Loss from discontinued operations, net of income tax expense	—	(1,760)	—	(3,798)
Net loss	(8,733)	(4,353)	(21,110)	(7,027)
Less: Net earnings attributable to noncontrolling interests	98	87	189	175
Net loss attributable to Blyth, Inc.	$(8,831)	$(4,440)	$(21,299)	$(7,202)
Basic and Diluted loss per share:
Net loss from continuing operations	$(0.55)	$(0.17)	$(1.32)	$(0.21)
Net loss from discontinued operations	—	(0.11)	—	(0.24)
Net loss attributable per share of Blyth, Inc.	$(0.55)	$(0.28)	$(1.32)	$(0.45)
Weighted average number of shares outstanding	16,193	16,111	16,168	16,096
Cash dividend declared per share	$—	$—	$—	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
	Six months ended
(In thousands)	June 30, 2015	June 30, 2014
Net loss	$(21,110)	$(7,027)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,181)	365
Net unrealized gain (loss) on certain investments	44	(24)
Net unrealized gain on cash flow hedging instruments	261	10
Less: Reclassification adjustments for (gain) loss included in net income	(256)	121
Other comprehensive income (loss)	(5,132)	472
Total comprehensive loss, net of tax	(26,242)	(6,555)
Less: net earnings attributable to noncontrolling interests	98	175
Comprehensive loss attributable to Blyth, Inc.	$(26,340)	$(6,730)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
	Blyth, Inc.'s Stockholders
(In thousands)	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
For the six months ended June 30, 2014:
Balance at January 1, 2014	$532	$168,732	$312,036	$16,362	$(452,040)	$406	$46,028
Net earnings (loss) for the period			(7,202)			175	(7,027)
Distribution to noncontrolling interest						(90)	(90)
Accretion to redemption value for ViSalus redeemable preferred stock			(957)				(957)
Other comprehensive income				472			472
Stock-based compensation	1	725					726
Dividends paid ($0.05 per share)			(805)				(805)
Treasury stock purchases (1)					(126)		(126)
Balance, June 30, 2014	$533	$169,457	$303,072	$16,834	$(452,166)	$491	$38,221

For the six months ended June 30, 2015:
Balance at January 1, 2015	$533	$169,897	$403,463	$11,849	$(452,171)	$572	$134,143
Net earnings (loss) for the period			(21,299)			189	(21,110)
Distribution to noncontrolling interest						(90)	(90)
Other comprehensive loss				(5,132)			(5,132)
Stock-based compensation	2	481					483
Treasury stock purchases (1)					(151)		(151)
Balance, June 30, 2015	$535	$170,378	$382,164	$6,717	$(452,322)	$671	$108,143
(1) This includes shares withheld in order to satisfy employee withholding taxes upon the distribution of vested restricted stock units.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Return to Top

BLYTH, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
(In thousands)	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Loss from continuing operations	$(21,110)	$(3,229)
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,675	4,274
Loss on sale of assets	90	14
Stock-based compensation expense	483	726
Deferred income taxes	(330)	(2,564)
Loss on impairment of assets	957	—
Changes in operating assets and liabilities:
Accounts receivable	(1,290)	(114)
Inventories	(8,714)	(2,532)
Prepaid and other	(353)	1,622
Other long-term assets	(2,146)	558
Accounts payable	1,105	(7,657)
Accrued expenses	(5,932)	(3,365)
Income taxes payable	(505)	33
Other liabilities and other	(2,026)	(8,068)
Net cash used in operating activities of continuing operations	(36,096)	(20,302)
Net cash used in operating activities of discontinued operations	—	(4,162)
Net cash used in operating activities	(36,096)	(24,464)
Cash flows from investing activities:
Purchases of property, plant and equipment, net of disposals	(1,274)	(1,420)
Purchases of short-term investments	—	(20,000)
Purchases of long-term investments	—	(32)
Proceeds from sale of short-term investments	19,002	4,000
Proceeds from sale of long-term investments	1,101	—
Proceeds from sales of assets	11	10
Payment for purchase of business	(4,951)	—
Net cash provided by (used in) investing activities of continuing operations	13,889	(17,442)
Net cash provided by investing activities of discontinued operations	—	3,477
Net cash provided by (used in) investing activities	13,889	(13,965)
Cash flows from financing activities:
Borrowings on long-term debt	35,000	—
Repayments on long-term debt	(50,359)	(332)
Payments on capital lease obligations	(97)	(179)
Dividends paid	—	(805)
Distributions to noncontrolling interest	(90)	(90)
Net cash used in financing activities of continuing operations	(15,546)	(1,406)
Effect of exchange rate changes on cash	(2,676)	313
Net decrease in cash and cash equivalents	(40,429)	(39,522)
Cash and cash equivalents at beginning of period	94,329	106,933
Cash and cash equivalents at end of period	$53,900	$67,411

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of items that are normal and recurring in nature) necessary for the fair presentation of the Company's condensed consolidated financial position as of June 30, 2015, the condensed consolidated results of its operations for the six months ended June 30, 2015 and 2014, and the condensed consolidated statement of cash flows for the six months ended June 30, 2015 and 2014. These interim statements should be read in conjunction with the Company's Condensed Consolidated Financial Statements for the year ended December 31, 2014, as set forth in the Company's Annual Report on Form 10-K. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Other Comprehensive Income

The following table discloses the tax effects allocated to each component of Accumulated other comprehensive income (loss) (“AOCI”) in the financial statements:

(In thousands)	June 30, 2015			June 30, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$(539)	$(4,642)	$(5,181)	$551	$(186)	$365
Net unrealized gain (loss) on certain investments	68	(24)	44	(37)	13	(24)
Net unrealized gain (loss) on cash flow hedging instruments	402	(141)	261	16	(6)	10
Less: Reclassification adjustments for (gain) loss included in net income	(394)	138	(256)	186	(65)	121
Other comprehensive income (loss)	$(463)	$(4,669)	$(5,132)	$716	$(244)	$472

The components of AOCI, net of tax, for the six months ended June 30, 2015 are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Net unrealized gain (loss) on certain investments	Net unrealized gain (loss) on cash flow hedging instruments	Net Investment Hedge gain	Total
Beginning balance at January 1, 2015	$6,565	$194	$244	$4,846	$11,849
Other comprehensive income (loss) before reclassifications	(5,264)	44	261	83	(4,876)
Less: amounts reclassified from accumulated other comprehensive income (loss) (1) (2)	—	(57)	313	—	256
Net current period other comprehensive income (loss)	(5,264)	101	(52)	83	(5,132)
Ending balance at June 30, 2015	$1,301	$295	$192	$4,929	$6,717
(1) All amounts net of a 35% tax rate.
(2) Reclassified from AOCI into Foreign exchange and other, net and Cost of goods sold.

Note 2. Restructuring and Impairment Charges

Manufacturing Facility Closure

PartyLite has in recent years manufactured substantially all of its candles at its facilities in Batavia, Illinois and Cumbria, United Kingdom. On January 13, 2015, as part of the Company's efforts to centralize PartyLite’s manufacturing operations and reduce duplication of functions, the Company's Board of Directors approved PartyLite’s creation of a “Global Center of Excellence” in Batavia, Illinois and the closing of its manufacturing facility located in Cumbria, United Kingdom. The closure of this facility commenced in the first quarter of 2015. As of June 30, 2015, the Company has recorded total restructuring charges of $4.9 million for the Cumbria, United Kingdom facility closure, which includes $1.7 million of severance, $0.8 million of fixed asset write-offs, $0.6 million of transition costs and $1.8 million in other charges. All assets have been classified as held for sale as of June 30, 2015.

Corporate Relocation

On March 31, 2015, the Company informed its employees that it intends to close its corporate headquarters in Greenwich, CT by the end of September 2015, when the current office lease expires, and relocate the corporate headquarters to Plymouth, MA, where the Company will occupy and share the building that is owned by PartyLite.

Return to Top

The Company estimates that the costs of implementing the relocation of its corporate headquarters, all of which will be cash costs, will be up to $1.7 million, consisting of employee severance payments estimated to be up to $0.7 million, employee benefit payments estimated to be up to $0.2 million, retention payments estimated to be up to $0.4 million, recruiting fees estimated to be up to $0.3 million, and outplacement fees estimated to be up to $0.1 million. The Company expects that these costs will be recorded in the second, third and fourth quarters of 2015. These costs are estimates and the actual costs could vary materially based on a number of factors, including the level of employee terminations. As of June 30, 2015, the Company has recorded $0.6 million in Administrative and other expenses in the Condensed Consolidated Statements of Loss.

Batavia Fire

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
On October 17, 2014, the Company and ViSalus entered into a revolving loan agreement (the "Blyth Revolving Loan Agreement") pursuant to which the Company agreed to lend ViSalus up to $6.0 million. Loans under the Blyth Revolving Loan Agreement bear interest at a rate of 10% per annum. Interest will be paid monthly and there will be no higher default rate of interest. The revolving loan involves related parties. Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen own 8.29%, 0.34% and 2.81%, respectively, of the outstanding capital stock of ViSalus. On October 17, 2014, the founders of ViSalus and Robert B. Goergen (the “Founder Lenders”) entered into a substantially similar loan agreement with ViSalus (the “Founder Revolving Loan Agreement”) pursuant to which they made a revolving credit facility available to ViSalus in an amount up to $6.0 million on terms that are substantially identical to the terms of the Blyth Revolving Loan Agreement. Loans made under the Blyth Revolving Loan Agreement and loans made under the Founder Revolving Loan Agreement will be made at the same time in equal amounts and will rank equally with each other. As of June 30, 2015, ViSalus owed the Company $3.8 million under the Blyth Revolving Loan Agreement. In July 2015, the Company lent an additional $0.5 million to ViSalus, bringing the amount outstanding to $4.3 million.
As a result of its reduced ownership in ViSalus, the Company does not consolidate ViSalus's results in the Company's financial statements; rather, the ViSalus investment is recorded on a cost basis subject to annual impairment reviews to ensure the investment is properly stated. As of June 30, 2015 the fair value of the ViSalus investment was $6.9 million. ViSalus operating results are presented as discontinued operations in the Condensed Consolidated Financial Statements and results of operations for the six months ended June 30, 2014.

The following table details the net loss of discontinued operations for the six months ended June 30, 2014:

(In thousands)	2014
Net sales	$110,991
Cost of goods sold	34,490
Selling, administrative and other expenses	79,678
Other income and expenses	27
Loss before income taxes and noncontrolling interest	(3,204)
Income tax expense	1,488
Less: Net loss attributable to noncontrolling interests	(894)
Net loss attributable to discontinued operations	$(3,798)

Return to Top

Note 4. Financing Receivables

During 2012, Silver Star Brands entered into an agreement with a financial services company to offer financing services, including originating, collecting, and servicing customer receivables related to the purchase of Silver Star Brands products through a private credit financing program. New financing originations, which represent the amounts of financing provided by the service provider to customers, were approximately $13.1 million and $12.3 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company's net financing receivables balances were $7.1 million and $7.2 million, respectively. This balance is recorded in accounts receivable in the Condensed Consolidated Balance Sheets and includes income from financing fees which represents income from interest earned on outstanding balances and late fees.

Silver Star Brands maintains an allowance to cover expected financing receivable credit losses and evaluates credit loss expectations based on its total portfolio. The allowance for credit losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Accounts become past due and accrue interest 30 days after the first initial billing cycle when a payment due date is missed or only a partial payment is received. As of June 30, 2015 and December 31, 2014, the allowance for credit losses was $4.9 million and $4.8 million, respectively. Provisions for the allowance of credit losses are recorded to selling expenses for product sales. Provisions for the allowance of interest income from financing or late fees is charged directly against net sales within the Condensed Consolidated Statements of Loss. For the six months ended June 30, 2015, provisions recorded to selling expense for product sales were $2.6 million and provisions recorded directly against sales for interest income and late fees were $1.1 million. The Company continues to monitor broader economic indicators and their potential impact on future loss performance. The Company has an extensive process to manage its exposure to customer credit risk, including active management of credit lines and its collection activities. Based on its assessment of the customer financing receivables, the Company believes it is adequately reserved. Write-offs were 5.1% and 4.0% of 2015 and 2014 sales, respectively. The Company's policy is to write-off financing receivables greater than 180 days past due with no collection activity and no receivable is placed on non-accrual status until it is written off. All write-offs are submitted to a third party collection agency.

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

The following table summarizes the changes in the allowance for financing receivables credit losses for the respective periods:

(In thousands)	June 30, 2015	December 31, 2014
Allowance for financing receivable credit losses:
Balance at the beginning of period	$4,767	$2,988
Provision for credit losses	3,708	7,279
Write-offs	(3,653)	(5,639)
Recoveries	97	139
Balance at the end of period	$4,919	$4,767

The following table summarizes the age of Silver Star Brands' customer financing receivables, gross, including interest and other finance charges, as of June 30, 2015:

(In thousands)	Current	Past Due 1 - 90 Days	91 - 180 Days	Total
Financing Receivables	$7,831	$2,974	$1,185	$11,990

Note 5. Investments

The Company considers all money market funds and debt instruments, including certificates of deposit and commercial paper, purchased with an original maturity of three months or less to be cash equivalents, unless the assets are restricted. The carrying value of cash and cash equivalents approximates its fair value.

Return to Top

The following table summarizes, by major security type, the amortized costs and fair value of the Company’s investments:

	June 30, 2015			December 31, 2014
(In thousands)	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI	Cost Basis(1)	Fair Value	Net unrealized loss in AOCI
Investment in ViSalus	$6,850	$6,850	$—	$6,850	$6,850	$—
Certificates of deposit	—	—	—	1,101	1,101	—
Short-term bond mutual funds	—	—	—	19,092	18,961	(131)
Total investments	$6,850	$6,850	$—	$27,043	$26,912	$(131)
(1) The cost basis represents the actual amount paid less any permanent impairment of that asset.

The Company’s investment as of June 30, 2015 consisted of a 10% ownership interest in a former subsidiary now treated as a cost investment. The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”
This transaction involves related parties as discussed in Note 13 to the Condensed Consolidated Financial Statements.

Included in long-term investments are certificates of deposit of $1.1 million as of December 31, 2014. These certificates of deposit were held as collateral for the Company’s outstanding standby letters of credit. These investments were recorded at fair value which approximated cost; interest earned on these investments was recorded in Interest income in the Condensed Consolidated Statements of Loss.

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

In addition to the investments noted above, the Company holds mutual funds as part of a deferred compensation plan which are classified as available for sale. As of June 30, 2015 and December 31, 2014, the fair value of these securities was $1.0 million. These securities are valued based on quoted prices in an active market. Unrealized gains and losses on these securities are recorded in AOCI.  These mutual funds are included in Other assets in the Condensed Consolidated Balance Sheets.

The following table summarizes the proceeds and realized gains and losses on the sale of available for sale investments recorded in Foreign exchange and other within the Condensed Consolidated Statements of Loss for the six months ended June 30, 2015 and 2014. Gains and losses reclassified from AOCI, net to foreign exchange, in the Condensed Consolidated Statement of Loss are calculated using the specific identification method.

(In thousands)	June 30, 2015	June 30, 2014
Net proceeds	$19,002	$4,000
Realized losses	$(90)	$—

Note 6. Inventories

The major components of Inventories are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Raw materials	$5,055	$3,259
Finished goods	48,784	42,525
Total	$53,839	$45,784

As of June 30, 2015 and December 31, 2014, the inventory valuation reserves totaled $5.0 million.

Note 7. Derivatives and Other Financial Instruments

The Company uses foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of its foreign operations, intercompany payables and loans. The Company does not hold or issue derivative financial instruments for trading purposes. The Company has hedged the net assets of certain of its foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed of. As of June 30, 2015, there was one outstanding net investment hedge. The cumulative net after-tax gain related to net investment hedges in AOCI as of June 30, 2015 and December 31, 2014 was $4.9 million and $4.8 million, respectively.

Return to Top

The Company has designated its foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

The Company has designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges; as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable of occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at June 30, 2015 for cash flow hedges was $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax unrealized gain included in AOCI at December 31, 2014 for cash flow hedges was $0.2 million.

For financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated Statement of Cash Flows with the items being hedged. Forward contracts held with each bank are presented within the Condensed Consolidated Balance Sheets as a net asset or liability, based on netting agreements with each bank and whether the forward contracts are in a net gain or loss position. The foreign exchange contracts outstanding have maturity dates through December 2015.

The table below details the fair value and location of the Company’s hedges in the Condensed Consolidated Balance Sheets:

(In thousands)	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	Prepaid Assets	Prepaid Assets
Foreign exchange forward contracts in an asset position	$655	$405
Foreign exchange forward contracts in a liability position	(97)	(8)
Net derivatives at fair value	$558	$397

For the three and six months ended June 30, 2015, the Company recorded gains of $0.5 million and $0.3 million, respectively, compared to losses of $0.1 million and $0.2 million in both comparable prior year periods related to foreign exchange forward contracts accounted for as Fair Value hedges to Foreign exchange and other.

Gain and loss activity recorded to Cost of goods sold and reclassified from AOCI to the Company’s cash flow hedges for six months ended June 30, are as follows:

Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
			Three months ended		Six months ended
(In thousands)	2015	2014	2015	2014	2015	2014
Foreign exchange forward contracts	$213	$16	$172	$(39)	$460	$(118)

Note 8. Goodwill and Other Intangibles

Goodwill is subject to an assessment for impairment using a two-step fair value-based test and, as such, other intangibles are also subject to impairment reviews, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite-lived intangibles might be impaired. As of June 30, 2015, there were no indications that a review was necessary.

As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s goodwill within the Candles & Home Décor segment was $2.3 million.

On February 9, 2015, Silver Star Brands acquired certain of the assets and assumed certain liabilities of Native Remedies LLC (“Native Remedies”) for approximately $5.0 million. Native Remedies® is a direct-to-consumer eCommerce marketer of natural herbal dietary supplements and homeopathic products. The asset purchase agreement includes a provision requiring Silver Star Brands to pay contingent consideration on sales of Native Remedies products to the extent such sales exceed a threshold during the 12-month period from March 1, 2015 and there is no cap on the amount of the contingent consideration. As of March 31, 2015, no

Return to Top

amounts have been accrued under this provision since sales of Native Remedies products are not expected to exceed the threshold. The agreement also requires the annual payment of $0.5 million to the former owners of Native Remedies for consulting services. This amount has been considered compensation and will be expensed over the service period. The Native Remedies brand is part of Silver Star Brands. Financial results from the date of the acquisition are included in the Company's Catalog & Internet segment for reporting purposes. As of June 30, 2015, the carrying amount of the Company’s goodwill within the Catalog & Internet segment was $3.6 million.

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

As of June 30, 2015, the acquisition of Native Remedies included $1.0 million of formulation intangibles as well as $0.6 million of trade names. These assets are accounted for as indefinite-lived intangibles.

During the quarter ended March 31, 2015, the Exposures brand under the Silver Star Brands business experienced substantial declines in revenues when compared to its forecasts and prior years. The Company believes this shortfall in revenue was primarily attributable to decreased consumer spending due to changes in the business environment and adverse economic conditions. As a result of the impairment analysis performed, the indefinite-lived trade name was determined to be partly impaired, as the fair value of this brand was less than its carrying value. Accordingly, the Company recorded a non-cash pre-tax impairment charge of $0.2 million to Administrative and other expenses in the Condensed Consolidated Statements of Loss reducing the carrying value to $0.4 million.

Other intangible assets within the Catalog & Internet segment include the following:

(In thousands)	Indefinite-lived trade names, formulations and trademarks	Customer relationships
Other intangibles at gross value	$28,100	$15,400
Accumulated amortization	—	(15,373)
Impairments	(21,534)	—
Other intangibles at December 31, 2014	$6,566	$27
Additions	1,557	—
Impairments	(172)	—
Amortization	—	(27)
Other intangibles at June 30, 2015	$7,951	$—

Amortization expense is recorded on an accelerated basis over the estimated lives of the customer lists ranging from 5 to 12 years.  For the six months ended June 30, 2015 and 2014, amortization expense was insignificant and $0.1 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of  June 30, 2015 and December 31, 2014, and the basis for that measurement, by level within the fair value hierarchy:

(In thousands)	Balance as of June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Foreign exchange forward contracts	$655	$—	$655	$—
Deferred compensation plan assets (1)	1,003	1,003	—	—
Total	$1,658	$1,003	$655	$—
Financial liabilities
Foreign exchange forward contracts	$(97)	$—	$(97)	$—
(1) Recorded as an Other asset with an offsetting liability for the obligation to employees in Other liabilities.

Return to Top

(In thousands)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Short-term bond mutual funds	$18,961	$18,961	$—	$—
Certificates of deposit	1,101	—	1,101	—
Foreign exchange forward contracts	405		405
Deferred compensation plan assets (1)	962	962	—	—
Total	$21,429	$19,923	$1,506	$—
Financial liabilities
Foreign exchange forward contracts	$(8)	$—	$(8)	$—
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

The fair value of the Company’s long-lived assets, primarily property, plant and equipment, is reviewed whenever events or changes in circumstances indicate that carrying amounts of a long-lived assets may not be recoverable. Management determines whether there has been an impairment of long-lived assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment is calculated by comparing the carrying value to the fair value. For the six months ended June 30, 2015, loss within the Candles & Home Décor segment included asset impairment charges of $0.8 million on certain machinery and equipment held for sale at the Cumbria, United Kingdom facility (see Note 2 to the Condensed Consolidated Financial Statements). Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or net realizable value.  Assets or asset groups are determined at the lowest level possible for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets whose aggregate undiscounted cash flows are less than carrying value, the assets are considered potentially impaired and actual impairments, if any, would be determined to the extent the assets' carrying values exceed its aggregate fair values.

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

Return to Top

Note 10. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	June 30, 2015	December 31, 2014
Compensation and benefits	$9,721	$9,707
Deferred revenue	9,060	9,928
Promotional	5,360	6,109
Interest payable	3	2,341
Postage & Freight	1,255	2,476
Professional fees	824	2,734
Taxes, other than income	1,041	1,516
Self insurance reserves	755	717
Inventory	2,207	502
Other	4,225	5,297
Total	$34,451	$41,327

Note 11. Long-Term Debt

On May 10, 2013, the Company issued $50.0 million principal amount of 6.00% Senior Notes. In connection with the ViSalus recapitalization, the Company amended the indenture governing the Senior Notes to provide for notice of the mandatory redemption of the Senior Notes on the earlier of March 4, 2015 or the date, if any, that the Company consummated a new financing in the amount of at least $50.0 million. In early March 2015, the Company provided the notice of the mandatory redemption of the Senior Notes, which became due and were repaid on March 10, 2015. This amendment was accounted for as a modification in accordance with ASC section 470-50 “Debt -Modifications and Extinguishments.” As a result, the Company was required to a pay a $3.0 million redemption premium in addition to accrued interest on the redemption date. The redemption premium was expensed on a pro rata basis from September 4, 2014 through the redemption date. For the six months ended June 30, 2015, the Company recorded $1.0 million of additional interest expense associated with the redemption premium. To secure the obligations under the indenture, the Company granted a security interest to the lender in substantially all of its personal property and certain of its real property.

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

Return to Top

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

The FCCR was less than 1.0 to 1.0 at June 30, 2015. The term loan agreement also contains additional affirmative, negative and financial covenants and events of default.

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

Based on the value of eligible inventory, accounts receivable and PartyLite’s office building in Plymouth, MA, as of June 30, 2015, the Company's borrowing base was $15.0 million. As of June 30, 2015, the Company has not made any borrowings under the revolving loan agreement and has outstanding thereunder only an existing letter of credit for approximately $0.9 million.

Loans under the revolving loan agreement will bear non-default interest at a rate equal to either (i) LIBOR plus an applicable margin ranging from 1.75% to 2.25% or (ii) a base rate equal, at the time of determination, to the greater of (a) the revolver lender’s prime rate; (b) the Federal Funds Rate (as defined) plus 0.50%; or (c) LIBOR for a 30, 60 or 90 day interest period plus 1.00%, in each case plus an applicable margin ranging from 0.75% to 1.25%. All loans under the revolving loan agreement will be due and payable in full on March 9, 2020, and may be prepaid, in whole or in part, from time to time, without penalty or premium (except as may be necessary to cover certain funding losses in connection with LIBOR loans). If an overadvance, as determined pursuant to the revolving loan agreement, exists at any time, or accounts receivable are disposed of, the Company will be required to repay a portion of the loans under the revolving loan agreement determined as set forth in the revolving loan agreement.

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

As of June 30, 2015 and December 31, 2014, Silver Star Brands had approximately $4.5 million and $4.9 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

The Company’s debt is recorded at its amortized cost basis which approximates its fair value.

As of June 30, 2015, the Company had $0.9 million in standby letters of credit outstanding that are collateralized by the revolving loan agreement and have an expiration date of March 1, 2016.

Return to Top

Note 12. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2015 was negative 7.9% which resulted in an income tax expense of $0.6 million on a loss from operations of $8.1 million. This compares to 11.2% for the three months ended June 30, 2014, which resulted in a tax benefit of $0.3 million on a loss from operations of $2.9 million. The Company's effective tax rate for the six months ended June 30, 2015 was negative 2.3% which resulted in an income tax expense of $0.5 million on a loss from operations of $20.6 million. This compares to 23.1% for the six months ended June 30, 2014, which resulted in a tax benefit of $1.0 million on a loss from operations of $4.2 million. No tax benefits were recorded this year for U.S. and certain foreign net operating losses, as well as foreign tax credits, which results in a low tax rate as compared to the U.S. statutory rate.

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

Revolving Loan Agreement with ViSalus. In connection with the ViSalus recapitalization, the Company agreed to make available to ViSalus a $6.0 million revolving credit facility. On October 17, 2014, the founders of ViSalus and Robert B. Goergen (the “Founder Lenders”) entered into a substantially similar loan agreement with ViSalus (the “Founder Revolving Loan Agreement”) pursuant to which they made a revolving credit facility available to ViSalus in an amount up to $6.0 million on terms that are substantially identical to the terms of the Blyth Revolving Loan Agreement. Loans made under the Blyth Revolving Loan Agreement and loans made under the Founder Revolving Loan Agreement will be made at the same time in equal amounts and will rank equally with each other. The revolving loan involves related parties. Robert B. Goergen, Robert B. Goergen, Jr. and Todd A. Goergen own 8.29%, 0.34% and 2.81%, respectively, of the outstanding capital stock of ViSalus as of June 30, 2015. As of June 30, 2015, ViSalus owed the Company $3.8 million under the Blyth Revolving Loan Agreement. In July 2015, the Company lent an additional $0.5 million to ViSalus, bringing the amount outstanding to $4.3 million.

Management and Transition Services with ViSalus. In July 2012, ViSalus and the Company entered into a management services agreement under which the Company provided certain administrative support services to ViSalus for what was believed to be an arm's length price for such services. The basis for determining the price for the services under the management services agreement was on a cost recovery basis and required ViSalus to pay for such services within 30 days of receipt of the invoice. In connection with the recapitalization of ViSalus in September 2014, the Company and ViSalus entered into a new transition services agreement pursuant to which the Company agreed to provide certain transition services to ViSalus, including general administrative services, certain business support services, payroll services and maintenance of certain insurance policies and employee benefit programs. Transition services will be provided for terms that vary by service and are generally considered sufficient to allow ViSalus to arrange for such services on its own behalf following the recapitalization. The transition services will be provided at a fee that is 6% greater than the Company’s actual, out-of-pocket expenses in providing the applicable transition service. The estimated management fee for administrative services for 2015 is $0.2 million.

RAM Sublease. For the six months ended June 30, 2015 and 2014, RAM paid the Company $0.1 million, respectively, to sublet office space, which the Company believes approximates the fair market rental for the rental period.

Term Loan and the Intercreditor Agreement. The term loan and the intercreditor agreement involve related parties since the term lender is owned by Robert B. Goergen, the executive Chairman of the Board, and Pamela Goergen, Mr. Goergen’s wife and a former member of the Company’s board of directors.

Return to Top

Note 14. Stock-Based Compensation

As of June 30, 2015, the Company had one active stock-based compensation plan, the Second Amended and Restated Omnibus Incentive Plan (“2003 Plan”), available to grant future awards. There were 2,040,897 shares authorized for grant as of June 30, 2015, and approximately 1,516,005 shares available for grant under the 2003 Plan. The Company’s policy is to issue new shares of common stock for all stock options exercised and restricted stock grants.

The Board of Directors and the stockholders of the Company have approved the adoption and subsequent amendments of the 2003 Plan. The 2003 Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and other stock unit awards to officers and employees. The 2003 Plan also provides for grants of nonqualified stock options to directors of the Company who are not, and who have not been during the immediately preceding 12-month period, officers or employees of the Company or any of its subsidiaries. Restricted stock and restricted stock units (“RSUs”) are granted to certain employees and directors to incent performance and retention. RSUs issued under these plans provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed. The release of RSUs on each of the vesting dates is contingent upon continued active employment or service by the employee or director until the vesting dates.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Loss for the six months ended June 30, 2015 and 2014 included compensation expense for restricted stock, RSUs and stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is over periods of 3 years for stock options; 2 to 5 years for employee restricted stock and RSUs; and 1 to 2 years for non-employee restricted stock and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Transactions related to restricted stock and RSUs are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Nonvested restricted stock and RSUs at December 31, 2014	165,885	$10.95	$1,518
Granted	58,073	7.67
Vested	(83,575)	12.31
Nonvested restricted stock and RSUs at June 30, 2015	137,081	$8.74	$871
Total restricted stock and RSUs at June 30, 2015	194,862	$15.42	$1,237

Compensation expense related to restricted stock and RSUs for the three months ended June 30, 2015 and 2014 was approximately $0.1 million and $0.3 million, respectively, and the total recognized tax benefit was approximately $0.1 million, respectively. Compensation expense related to restricted stock and RSUs for the six months ended June 30, 2015 and 2014 was approximately $0.5 million and $0.7 million, respectively, and the total recognized tax benefit was approximately $0.2 million and $0.3 million, respectively.

As of June 30, 2015, there was $0.5 million of unearned compensation expense related to non-vested restricted stock and RSU awards.  This cost is expected to be recognized over a weighted average period of 1.7 years. The total unrecognized stock-based compensation cost to be recognized in future periods as of June 30, 2015 does not consider the effect of stock-based awards that may be issued in subsequent periods.

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

Return to Top

The components of basic and diluted loss per share are as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss attributable to Blyth, Inc.	$(8,831)	$(4,440)	$(21,299)	$(7,202)
Weighted average number outstanding:
Common shares	16,137	16,047	16,113	16,034
Vested restricted stock units	56	64	55	62
Weighted average number of common shares outstanding:
Basic and diluted	16,193	16,111	16,168	16,096

Basic and diluted loss per share:
Net loss from continuing operations	$(0.55)	$(0.17)	$(1.32)	$(0.21)
Net loss from discontinued operations	—	(0.11)	—	(0.24)
Net loss attributable per share of Blyth, Inc.	$(0.55)	$(0.28)	$(1.32)	$(0.45)

Note 16. Treasury and Common Stock

Treasury Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2014	10,557,342	$(452,040)
Treasury stock withheld in connection with long-term incentive plan	14,678	(131)
December 31, 2014	10,572,020	$(452,171)
Treasury stock withheld in connection with long-term incentive plan	18,983	(151)
Balance at June 30, 2015	10,591,003	$(452,322)

Common Stock (In thousands, except shares)	Shares	Amount
Balance at January 1, 2014	26,574,031	$532
Common stock issued in connection with long-term incentive plan	68,219	1
December 31, 2014	26,642,250	$533
Common stock issued in connection with long-term incentive plan	87,166	2
Balance at June 30, 2015	26,729,416	$535

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

Return to Top

fixed assets, deferred debt costs and other long-term investments, which are not allocated to the business segments. Corporate expenses are allocated to each segment based on budgeted sales.

The geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of fixed assets, based on physical location.

Operating Segment Information

(In thousands)	Three months ended		Six months ended
Financial Information	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Sales
Candles & Home Décor	$53,005	$72,745	$118,697	$153,603
Catalog & Internet	34,984	31,488	73,019	68,868
Total	$87,989	$104,233	$191,716	$222,471
Earnings
Candles & Home Décor	$(5,640)	$(1,168)	$(11,987)	$62
Catalog & Internet	(1,457)	(968)	(4,246)	(2,330)
Operating profit	(7,097)	(2,136)	(16,233)	(2,268)
Other Expense	999	784	4,410	1,929
Loss before income taxes and non-controlling interest	$(8,096)	$(2,920)	$(20,643)	$(4,197)

Identifiable Assets			June 30, 2015	December 31, 2014
Candles & Home Décor			$142,248	$148,658
Catalog & Internet			56,899	51,393
Unallocated Corporate			40,091	87,302
Total			$239,238	$287,353

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

Results of operations - Three and six months ended June 30, 2015 versus 2014

Net Sales

Net sales decreased 16%, or approximately $16.2 million, to $88.0 million for the three months ended June 30, 2015 from $104.2 million in the comparable prior year period. Net sales decreased 14%, or approximately $30.8 million, to $191.7 million

Return to Top

for the six months ended June 30, 2015 from $222.5 million in the comparable prior year period. These declines were primarily due to the strengthening of the U.S. dollar as well as a decline within the Candles & Home Décor segment.

Net Sales – Candles & Home Décor Segment

Net sales for PartyLite decreased $19.7 million, or 27%, to $53.0 million for the three months ended June 30, 2015 from $72.7 million in the comparable prior year period. This decline was principally due to a decrease at PartyLite Europe of 31%, or down 15% in local currency, and a decrease at PartyLite North America of 18%. Net sales for PartyLite decreased $34.9 million, or 23%, to $118.7 million for the six months ended June 30, 2015 from $153.6 million in the comparable prior year period. This decline was principally due to a decrease at PartyLite Europe of 25%, or down 8% in local currency, and a decrease at PartyLite North America of 20%. These declines were principally due to a reduction in consultant counts which resulted in a lower number of shows.

PartyLite's European active independent sales consultants decreased to approximately 21,900 at June 30, 2015 from approximately 23,300 at June 30, 2014. North American active independent sales consultants decreased to approximately 10,200 at June 30, 2015 from approximately 13,000 at June 30, 2014.

Net Sales – Catalog & Internet Segment

Net sales for Silver Star Brands increased $3.5 million, or 11%, to $35.0 million for the three months ended June 30, 2015 from $31.5 million in the comparable prior year period principally due to sales in the Native Remedies product line (which was acquired in February 2015) and strengthening customer demand in the Miles Kimball brand.

Net sales for Silver Star Brands increased $4.1 million, or 6.0%, to $73.0 million for the six months ended June 30, 2015 from $68.9 million in the comparable prior year period principally due to sales in the Native Remedies product line partly offset by decreases in existing catalog sales and lower freight revenue.

Gross Profit and Operating Expenses

Blyth’s consolidated gross profit decreased $12.0 million, or 19%, to $51.9 million for the three months ended June 30, 2015 from $63.9 million for the quarter ended June 30, 2014. This decrease was principally due to the impact of lower sales. In addition, gross profit was negatively impacted by restructuring costs associated with the Cumbria, United Kingdom facility closure of $2.4 million and higher freight expenses within the Catalog & Internet Segment. Gross margin decreased to 58.9% for the three months ended June 30, 2015 from 61.3% for the comparable prior year period primarily due to restructuring charges and increased freight expenses.

Blyth’s consolidated gross profit decreased $27.9 million, or 20%, to $110.4 million for the six months ended June 30, 2015 from $138.3 million for the comparable prior year period. This decrease was principally due to the impact of lower sales. In addition, gross profit was negatively impacted by restructuring costs associated with the Cumbria, United Kingdom facility closure of $4.9 million and higher freight expenses within the Catalog & Internet Segment. Gross margin decreased to 57.6% for the six months ended June 30, 2015 from 62.2% for the comparable prior year period primarily due to restructuring charges and increased freight expenses.

Blyth’s consolidated selling expenses decreased $6.1 million, or approximately 13%, to $41.5 million for the three months ended June 30, 2015 from $47.6 million for the quarter ended June 30, 2014. Blyth’s consolidated selling expenses decreased $10.7 million, or approximately 10%, to $91.5 million for the six months ended June 30, 2015 from $102.2 million for the comparable prior year period. These decreases were primarily due to lower commission expenses at PartyLite associated with their sales decline. Selling expenses as a percentage of net sales increased to 47.2% for the three months ended June 30, 2015 from 45.7% for the comparable prior year period. Selling expenses as a percentage of net sales increased to 47.7% for the six months ended June 30, 2015 from 46.0% for the comparable prior year period. These increases were mainly due to the impact of a lower sales base.

Return to Top

Blyth’s consolidated administrative and other expenses decreased $1.0 million, or 6%, to $17.5 million for the three months ended June 30, 2015 from $18.5 million for the quarter ended June 30, 2014. Blyth’s consolidated administrative and other expenses decreased $3.2 million, or 8%, to $35.1 million for the six months ended June 30, 2015 from $38.3 million for the comparable prior year period. These declines were principally due to lower administrative overhead and other cost saving initiatives throughout the company partly offset by Native Remedies integration costs. Administrative expenses as a percentage of net sales increased to 19.8% for the three months ended June 30, 2015 from 17.7% for the comparable prior year period. Administrative expenses as a percentage of net sales increased to 18.3% for the six months ended June 30, 2015 from 17.2% for the comparable prior year period. These increases were mainly due to the impact of a lower sales base.

Blyth’s consolidated operating loss increased $5.0 million to $7.1 million for the three months ended June 30, 2015 from $2.1 million for the quarter ended June 30, 2014. Blyth’s consolidated operating loss increased $14.0 million to $16.2 million for the six months ended June 30, 2015 from $2.3 million for the comparable prior year period. This increase was principally due to increased operational losses at both PartyLite and Silver Star Brands and restructuring charges incurred by both entities.

Operating Profit (Loss) – Candles & Home Décor Segment

Operating loss for PartyLite was $5.6 million for the three months ended June 30, 2015 versus a $1.2 million loss for the comparable prior year period. This increased loss was principally due to the impact of sales declines at PartyLite Europe and PartyLite North America and the aforementioned Cumbria, United Kingdom restructuring charges of $2.4 million.  In addition, PartyLite Europe was affected by the stronger U.S. dollar, which negatively impacted the second quarter profits by approximately $0.6 million. These decreases were partly offset by cost reduction programs. Corporate expenses charged to PartyLite were $2.5 million for the three months ended June 30, 2015 and $2.4 million for the comparable prior year period.

Operating loss for PartyLite was $12.0 million for the six months ended June 30, 2015 versus operating profit of $0.1 million for the comparable prior year period. This increased loss was principally due to the impact of sales declines at PartyLite Europe and PartyLite North America and the aforementioned Cumbria, United Kingdom restructuring charges of $4.9 million.  In addition, PartyLite Europe was affected by the stronger U.S. dollar, which negatively impacted the six months ended June 30, 2015 profits by approximately $1.6 million. These decreases were partly offset by cost reduction programs. Corporate expenses charged to PartyLite were $4.7 million for the six months ended June 30, 2015 and $5.3 million for the comparable prior year period.

Operating Loss – Catalog & Internet Segment

Operating loss for Silver Star Brands was $1.5 million for the three months ended June 30, 2015 versus a $1.0 million loss for the comparable prior year period. This increased loss was due to integration costs associated with Native Remedies of $0.5 million and higher freight expenses. Corporate expenses charged to Silver Star Brands were $1.2 million for the three months ended June 30, 2015 and $0.9 million for the comparable prior year period.

Operating loss for Silver Star Brands was $4.2 million for the six months ended June 30, 2015 versus a $2.3 million loss for the comparable prior year period. This increased loss was due to integration costs associated with Native Remedies of $1.1 million and higher freight expenses. Corporate expenses charged to Silver Star Brands were $2.2 million for the six months ended June 30, 2015 and $2.0 million for the comparable prior year period.

Other Expense (Income)

Interest expense decreased $0.2 million to $0.8 million for the three months ended June 30, 2015 from $1.0 million in the prior year quarter due to lower outstanding debt . Interest expense increased $1.0 million to $3.0 million for the six months ended June 30, 2015 from $2.0 million in the comparable prior year period. This increase was principally due to charges associated with the debt modification of our 6.00% $50.0 million Senior Notes, which were originally due in 2017, of $1.0 million and accelerated amortization of previously deferred costs of $0.3 million partly offset by lower outstanding debt.

Interest income remained constant at $0.1 million for the three months ended June 30, 2015 and 2014. Interest income increased $0.1 million to $0.3 million for the six months ended June 30, 2015 from $0.2 million in the comparable prior year period. This was mainly due to interest received from ViSalus under the Blyth Revolving Loan Agreement.

Foreign exchange and other expense was $0.3 million for the three months ended June 30, 2015 compared to income of $0.1 million in the comparable prior year period. Foreign exchange and other expense was $1.7 million for the six months ended June 30, 2015 compared to $0.1 million in the comparable prior year period. This increased expense was due to foreign exchange losses mainly resulting from the U.S. dollar strengthening.

Return to Top

Income tax benefit decreased $0.9 million to an expense of $0.6 million for the three months ended June 30, 2015 from a benefit of $0.3 million in the three months ended June 30, 2014. The effective tax rate was negative 7.9% in 2015 compared to 11.2% for 2014. Income tax benefit decreased $1.5 million to an expense of $0.5 million for the six months ended June 30, 2015 from $1.0 million in the comparable prior year period. The effective tax rate was negative 2.3% in 2015 compared to 23.1% benefit for 2014. No tax benefits were recorded this year for U.S. and certain foreign net operating losses, as well as foreign tax credits, which results in a low tax rate as compared to the U.S. statutory rate.

The net loss from discontinued operations for the three and six months ended June 30, 2014 was $1.8 million and $3.8 million, respectively.

The net earnings attributable to noncontrolling interests remained constant at $0.1 million for the three months ended June 30, 2015 and 2014. The net earnings attributable to noncontrolling interests remained constant at $0.2 million for the six months ended June 30, 2015 and 2014.

Net loss attributable to Blyth, Inc. increased $4.4 million to $8.8 million for the three months ended June 30, 2015 from $4.4 million in the comparable prior year period.  This increased loss is primarily attributable to increased operating loss of $5.0 million.

Net loss attributable to Blyth, Inc. increased $14.1 million to $21.3 million for the six months ended June 30, 2015 from $7.2 million in the comparable prior year period. This increased loss is primarily attributable to higher other expenses of $2.5 million and increased operating loss of $14.0 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased $40.4 million to $53.9 million at June 30, 2015 from $94.3 million at December 31, 2014. This decrease in cash was primarily attributed to cash used from continuing operations, net repurchase of long-term debt, purchase of a business and foreign exchange losses. These cash declines were partly offset by proceeds from the sale of investments. Cash held in foreign locations was approximately $36 million and $47 million as of June 30, 2015 and December 31, 2014, respectively.

Net cash used in operating activities from continuing operations was $36.1 million for the six months ended June 30, 2015 compared to $20.3 million for the six months ended June 30, 2014. The increase in cash used in operations reflects a decline in operating profits. Included in net losses for the six months ended June 30, 2015 were non-cash charges for depreciation and amortization of $3.7 million and stock-based compensation of $0.5 million.

Net cash provided by investing activities from continuing operations was $13.9 million for the six months ended June 30, 2015, compared to cash used in investing activities of $17.4 million for the six months ended June 30, 2014. Cash provided by investing activities this year mainly reflects proceeds from the sale of investments of $20.1 million partly offset by the payment for the purchase of business of $5.0 million and capital expenditures of $1.3 million. Prior year's cash used in investing activities mainly reflects the purchase of investments of $20.0 million and capital expenditures of $1.4 million partly offset by proceeds from the sale of short-term investments of $4.0 million.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2015 was $15.5 million compared to $1.4 million for the six months ended June 30, 2014. This year’s activity gives effect to the repayment of the $50.0 million principal amount of Senior Notes in March 2015, partly offset by the proceeds from the $35.0 million term loan, which was used, along with available cash, to repay the Senior Notes. Prior year's cash used in financing activities mainly reflects $0.8 million of dividends paid.

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

Return to Top

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

Return to Top

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

Our FCCR was less than 1.0 to 1.0 at June 30, 2015. The term loan also contains certain additional affirmative, negative and financial covenants and events of default.

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

Based on the value of eligible inventory, accounts receivable and PartyLite’s office building in Plymouth, MA, as of June 30, 2015, our borrowing base was $15.0 million. As of June 30, 2015, we have not made any borrowings under the revolving loan agreement and have outstanding thereunder only an existing letter of credit for approximately $0.9 million.

Advances under the revolving loan agreement will bear interest at a rate equal to either (i) LIBOR plus an applicable margin ranging from 1.75% to 2.25% or (ii) a base rate equal, at the time of determination, to the greater of (a) the revolver lender’s prime rate; (b) the Federal Funds Rate (as defined) plus 0.50%; or (c) LIBOR for a 30, 60 or 90 day interest period plus 1.00%, in each case plus an applicable margin ranging from 0.75% to 1.25%. All loans under the revolving loan agreement will be due and payable in full on March 9, 2020, and may be prepaid, in whole or in part, from time to time, without penalty or premium (except as may be necessary to cover certain funding losses in connection with LIBOR loans). If an overadvance, as determined pursuant to the revolving loan agreement, exists at any time, or accounts receivable are disposed of, we will be required to repay a portion of the loans under the revolving loan agreement determined as set forth in the revolving loan agreement.

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

As of June 30, 2015, we had $0.9 million in standby letter of credit outstanding that is collateralized by the revolving loan agreement and has an expiration date of March 1, 2016.

As of June 30, 2015 and December 31, 2014, Silver Star Brands had approximately $4.5 million and $4.9 million, respectively, of long-term debt outstanding under a real estate mortgage note payable which matures June 1, 2020.  Under the terms of the note, payments of principal and interest are required monthly at a fixed interest rate of 7.89%.

On March 31, 2015, we informed our employees that we intend to close our corporate headquarters in Greenwich, CT by the end of September 2015, when the current office lease expires, and relocate the corporate headquarters to Plymouth, MA, where we will occupy and share the building that is owned by PartyLite.

Return to Top

We estimate that the costs of implementing the relocation of our corporate headquarters, all of which be cash costs, will be up to $1.7 million, consisting of employee severance payments estimated to be up to $0.7 million, employee benefit payments estimated to be up to $0.2 million, retention payments estimated to be up to $0.4 million, recruiting fees estimated to be up to $0.3 million, and outplacement fees estimated to be up to $0.1 million. We expect that these costs will be recorded in the second, third and fourth quarters of 2015. These costs are estimates and the actual costs could vary materially based on a number of factors, including the level of employee terminations. As of June 30, 2015, we have recorded $0.6 million in Administrative and other expenses in the Condensed Consolidated Statements of Loss.

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to a have a material current or future effect upon our financial statements. We utilize foreign exchange forward contracts for operational purposes.

Critical Accounting Policies

There were no changes to our critical accounting policies in the first six months of 2015. For a discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Return to Top

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have operations outside of the United States and sell our products worldwide.  Our activities expose us to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These financial exposures are actively monitored and, where considered appropriate, managed by us. We enter into contracts with only those counterparties that we deem to be creditworthy, with the intention of limiting these risks and also in order to mitigate our non-performance risk. International sales represented 49% of total sales for the six months ended June 30, 2015.

Investment Risk

We are subject to investment risks on our investments due to market volatility.  As of June 30, 2015, we held a long-term cost basis investment in ViSalus of approximately $6.9 million which may be subject to future impairments based upon ViSalus' performance.

Foreign Currency Risk

We use foreign exchange forward contracts to hedge the impact of foreign currency fluctuations on foreign denominated inventory purchases, net assets of our foreign operations, intercompany payables and certain foreign denominated loans. We do not hold or issue derivative financial instruments for trading purposes.

We have hedged the net assets of certain of our foreign operations through foreign currency forward contracts. The realized and unrealized gains/losses on these hedges are recorded within AOCI until the investment is sold or disposed. The cumulative net after-tax gain related to net investment hedges in AOCI as of June 30, 2015 and December 31, 2014 was $4.9 million and $4.8 million, respectively.

We have designated our foreign currency forward contracts related to certain foreign denominated loans and intercompany payables as fair value hedges.  The gains or losses on the fair value hedges are recognized into earnings and generally offset the transaction gains or losses in the foreign denominated loans that they are intended to hedge.

We have designated forward exchange contracts on forecasted intercompany inventory purchases and future purchase commitments as cash flow hedges; as long as the hedge remains effective and the underlying transaction remains probable, the effective portion of the changes in the fair value of these contracts will be recorded in AOCI until earnings are affected by the variability of the cash flows being hedged. Upon settlement of each commitment, the underlying forward contract is closed and the corresponding gain or loss is transferred from AOCI and is included in the measurement of the cost of the acquired asset upon sale.  If a hedging instrument is sold or terminated prior to maturity, gains and losses are deferred in AOCI until the hedged item is settled.  However, if the hedged item is no longer probable of occurring, the resultant gain or loss on the terminated hedge is recognized into earnings immediately.  The net after-tax unrealized gain included in AOCI at June 30, 2015 for cash flow hedges is $0.2 million and is expected to be transferred into earnings within the next twelve months upon settlement of the underlying commitment. The net after-tax gain included in AOCI at December 31, 2014 for cash flow hedges was $0.2 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the Condensed Consolidated Statement of Cash Flows with the items being hedged.

The following table provides information about our foreign exchange forward contracts accounted for as cash flow hedges as of June 30, 2015:

(In thousands, except average contract rate)	U.S. Dollar Notional Amount	Average Contract Rate	Unrealized Gain
Euro	$7,910	$1.13	$129

The outstanding foreign exchange contracts have maturity dates through December 2015.

Return to Top

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred an operating loss and net loss for the six months ended June 30, 2015 and our success depends on our ability to improve our financial and operational performance.

We had an operating loss and net loss of $16.2 million and $21.3 million, respectively, for the six months ended June 30, 2015. Our ability to improve our financial and operational performance depends upon a number of factors, including our ability to recruit, retain and motivate consultants; reverse declines in our net sales and earnings; implement our cost savings programs and other initiatives and achieve anticipated savings and benefits; reinvest certain of those savings effectively in our business, while effectively managing our cost base; improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence; and appropriately address the other factors described below in “Risk Factors.”

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

Return to Top

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

The loss by PartyLite of a significant number of its consultants for any reason could negatively impact the sales of its products, impair its ability to recruit new consultants and harm our business, financial condition and results of operations. During 2014, the total number of PartyLite’s consultants declined to approximately 48,000 at December 31, 2014 from approximately 52,100 at December 31, 2013. In addition, the total number of PartyLite’s consultants declined from approximately 40,700 at June 30, 2014 to approximately 36,900 at June 30, 2015.

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

Return to Top

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

PartyLite's promotional and compensation programs are subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States and the equivalent provincial and federal government agencies in Canada and in the other countries in which it operates. We are subject to the risk that, in one or more markets, our party plan programs could be found not to be in compliance with applicable law or regulations. Regulations applicable to direct selling organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization's products rather than investments in the organization or other non-retail, non-product sales related criteria. The regulatory

Return to Top

requirements concerning party plan programs do not include “bright line” rules, and therefore, even in jurisdictions where we believe that our compensation programs are in compliance with applicable laws or regulations, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our compensation programs to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

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

Return to Top

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

We depend on international sales for a substantial amount of our total revenue. For the six months ended June 30, 2015 and the year ended December 31, 2014, revenue from outside the United States represented 49% and 58%, respectively, of our total revenue. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future and we plan to expand further into international markets. During 2014 and into 2015, our results of operations were negatively impacted by the significant increase in the value of the U.S. dollar against the euro. Due to our reliance on sales to customers outside the United States, we are subject to the risks of conducting business internationally, including:

Return to Top

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

PartyLite monitors and reviews the compliance of its consultants with its policies and procedures as well as the laws and regulations applicable to their businesses. From time to time, some consultants fail to adhere to these policies and procedures. In such cases, PartyLite may take disciplinary action against that consultant based on the facts and circumstances of the particular case, which may include, for example, warnings for minor violations to termination of the relationship for more serious violations. From time to time, we become involved in litigation with a former consultant who voluntarily terminated their relationship or whose relationship has been terminated. Sometimes those former consultants have become associated with one of our competitors and that competitor may join in the action. We consider this type of litigation to be routine and incidental to our business. While neither the existence nor the outcome of this type of litigation is typically material to our business, we may become involved in litigation of this nature that results in a large cash award against us. Our competitors have also been involved in this type of litigation and, in some cases, class actions, where the result has been a large cash award against the competitor. These types of challenges, awards or settlements could provide incentives for similar actions by former consultants against us in the future. Any such challenge involving us or others in our industry could harm our business by resulting in fines or damages against us, creating adverse publicity about us or our industry, or hurting our ability to attract and retain consultants. We believe that compliance by consultants with our policies and procedures is critical to the integrity of our business, and, therefore, we will continue to be aggressive in enforcing them. As such, there can be no assurance that this type of litigation will not occur again in the future or result in an award or settlement that has an adverse effect on our business.

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

We may experience disruptions to the transportation channels used to distribute or import our products, including increased airport and shipping port congestion, lack of transportation capacity, increased fuel expenses and a shortage of manpower. Disruptions in our container shipments may result in increased costs, including the additional use of air freight to meet demand. Silver Star Brands' profitability during the first half of 2015 was negatively impacted by increased outbound freight rates as well as the recent West Coast port strike, with higher order cancellations and additional shipping costs related to backorders. Congestion in ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs.

Our profitability may be affected by shortages or increases in the cost of raw materials.

Certain raw materials could be in short supply due to price changes, capacity, availability, a change in production requirements,

Return to Top

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

We seek to grow through strategic acquisitions in addition to internal growth. There can be no assurances that we will identify suitable acquisition candidates, complete acquisitions on terms favorable to us or be able to finance acquisitions. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. We will not be required to submit acquisitions for stockholder approval, except in certain situations that have not applied to any of our acquisitions and that are unlikely to apply to any future acquisitions. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to incur greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, covenants in our revolving loan agreement and term loan limit or restrict our and our subsidiaries' ability to engage in acquisitions.

The covenants in our revolving loan agreement and term loan limit our operating and financial flexibility.

The asset-based revolving loan agreement and term loan contain covenants that restrict, subject to certain exceptions, our and our domestic subsidiaries’ ability to, among other things: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or

Return to Top

consolidations; (iv) engage in certain dispositions or acquisitions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase our common stock; (vii) repay certain indebtedness; (viii) enter into sale and leaseback transactions; (ix) engage in certain transactions with affiliates; and (x) change the nature of our or our domestic subsidiaries’ business. In addition, the revolving loan agreement and term loan (a) require us to maintain a fixed charge coverage ratio (“FCCR”) of 1.0 to 1.0 upon the occurrence of certain events or conditions, (b) with certain exceptions, prohibit us from making acquisitions if the FCCR is less than 1.0 to 1.0, and (c) among other conditions, prohibit us from paying dividends or repurchasing our common stock under certain circumstances. Our FCCR was less than 1.0 to 1.0 at June 30, 2015. The term loan also requires us to make certain prepayments out of "excess cash flow" starting in 2017. The revolving loan agreement and term loan also contains certain additional affirmative, negative and financial covenants and events of default.

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

Our businesses are increasingly dependent on information-technology systems to operate their websites, communicate with independent consultants, calculate compensation due to consultants, process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations, including information technology that they license from third parties. There is no guarantee that our businesses will continue to have access to these third-party information-technology systems after the current license agreements expire, and if they do not obtain licenses to use effective replacement information-technology systems, our business, financial condition and results of operations could be adversely affected.

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

Return to Top

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

Return to Top

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

Return to Top

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information concerning repurchases of our common stock during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	1,005,578
May 1, 2015 - May 31, 2015	—	—	—	1,005,578
June 1, 2015 - June 30, 2015	—	—	—	1,005,578
Total	—	$—	—	1,005,578
(1) On September 10, 1998, our Board of Directors approved a share repurchase program pursuant to which we were originally authorized to repurchase up to 500,000 shares of common stock in open market transactions. From June 1999 to June 2006 the Board of Directors increased the authorization under this repurchase program five times (on June 8, 1999 to increase the authorization by 500,000 shares to 1.0 million shares; on March 30, 2000 to increase the authorization by 500,000 shares to 1.5 million shares; on December 14, 2000 to increase the authorization by 500,000 shares to 2.0 million shares; on April 4, 2002 to increase the authorization by 1.0 million shares to 3.0 million shares; and on June 7, 2006 to increase the authorization by 3.0 million shares to 6.0 million shares). On December 13, 2007, the Board of Directors authorized a new repurchase program, for 3.0 million shares, which became effective after we exhausted the authorized amount under the old repurchase program. As of June 30, 2015, we have purchased a total of 7,994,422 shares of common stock under the old and new repurchase programs. The new repurchase program does not have an expiration date. We intend to make further purchases under our repurchase program from time to time. Our revolving loan agreement and term loan limit and restrict our ability to repurchase our common stock. The amounts set forth in this paragraph have been adjusted to give effect to the 1-for-4 reverse stock split implemented in January 2009 and the 2-for-1 stock split implemented in June 2012.

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

Item 2.02 Results of Operations and Financial Condition.

On August 6, 2015, we issued a press release reporting our financial results for the quarterly period ended June 30, 2015. The information contained in this Item 2.02 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

Return to Top

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.2(a)*	Amendment No. 1 to Loan and Security Agreement, dated as of May 18, 2015, among Blyth, Inc., certain of Blyth, Inc.’s subsidiaries which are signatory thereto, and Bank of America, N.A.

10.1*+	Form of Restricted Stock Unit Agreement under the Blyth, Inc. Second Amended and Restated Omnibus Incentive Plan

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release reporting financial results for the quarter ended June 30, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan required to be filed by Item 15(a)(3) of this report.

Return to Top

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLYTH, INC.

Date:	August 6, 2015	By:/s/Robert B. Goergen, Jr.
Robert B. Goergen, Jr.
President and Chief Executive Officer

Date:	August 6, 2015	By:/s/Jane F. Casey
Jane F. Casey
Vice President and Chief Financial Officer

Date:	August 6, 2015	By:/s/Joseph T. Cirillo
Joseph T. Cirillo
Vice President, Controller and Chief Accounting Officer